Form 10-Q
period 1996-10-31
MFRI INC
filed 1996-12-16
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 1996

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                  Commission file number 0-18370

                            MFRI, INC.
(Exact name of registrant as specified in its charter)


Delaware                                               36-3922969
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)


7720 Lehigh Avenue       Niles, Illinois                    60714
(Address of principal executive offices)               (Zip code)


                          (847) 966-1000
       (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X            No


On December 12, 1996, there were 4,555,697 shares of the Registrant's common stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                Oct. 31, 1996    Jan. 31, 1996
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                 $     385,000   $      449,000
    Trade accounts receivable, net               19,261,000       16,137,000
    Costs and estimated earnings in excess
        of billings on uncompleted contracts      2,798,000        4,032,000
    Deferred income taxes                         2,218,000        1,733,000
    Inventories                                  15,626,000       13,205,000
    Prepaid expenses and other current assets       589,000        1,309,000
    TOTAL CURRENT ASSETS                         40,877,000       36,865,000

RESTRICTED CASH FROM BOND PROCEEDS                4,184,000        5,046,000

PROPERTY, PLANT AND EQUIPMENT, at cost           16,395,000       13,636,000
    Less allowances for depreciation              4,695,000        3,752,000
    PROPERTY, PLANT AND EQUIPMENT, net           11,700,000        9,884,000

OTHER ASSETS
    Goodwill, net                                 4,613,000        4,733,000
    Other, net                                    2,829,000        2,457,000
    TOTAL OTHER ASSETS                            7,422,000        7,190,000
    TOTAL ASSETS                                $64,203,000      $58,985,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Drafts payable                              $ 1,290,000      $ 2,209,000
    Accounts payable                              7,288,000        4,807,000
    Commissions payable                           6,602,000        4,509,000
    Current maturities of long-term debt          2,332,000        3,031,000
    Billings in excess of costs and estimated
        earnings on uncompleted contracts         1,250,000          490,000
    Other current liabilities                     2,019,000        2,142,000
    TOTAL CURRENT LIABILITIES                    20,781,000       17,188,000

LONG-TERM LIABILITIES
    Long-term debt -- less current maturities    12,897,000       14,267,000
    Deferred income taxes and other               1,348,000        1,307,000
    TOTAL LONG-TERM LIABILITIES                  14,245,000       15,574,000

STOCKHOLDERS' EQUITY
    Common stock, $ .01 par value, authorized --
      15,000,000 shares; outstanding - 4,556,000
      and 4,524,000 shares, respectively             46,000           45,000
      Additional paid-in capital                 18,180,000       17,967,000
    Retained earnings                            10,966,000        8,248,000
    Accumulated translation adjustment              (15,000)         (37,000)
    TOTAL STOCKHOLDERS' EQUITY                   29,177,000       26,223,000
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $64,203,000      $58,985,000
See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended October 31,      Nine Months Ended October 31,
                                     1996         1995                   1996        1995
                                                        (U n a u d i t e d)
Net sales                           $25,326,000  $25,883,000            $70,281,000 $65,762,000
Cost of sales                        19,176,000   21,049,000             53,985,000  52,972,000
    GROSS PROFIT                      6,150,000    4,834,000             16,296,000  12,790,000

Selling expense                       1,412,000    1,297,000              4,126,000   3,478,000
General and administrative expense    2,335,000    1,785,000              6,376,000   5,108,000
Management services agreement - net     164,000      132,000                475,000     406,000

    INCOME FROM OPERATIONS            2,239,000    1,620,000              5,319,000   3,798,000

Interest expense                        228,000      184,000                753,000     574,000

    INCOME BEFORE INCOME TAX          2,011,000    1,436,000              4,566,000   3,224,000

Income tax expense                      819,000      539,000              1,848,000   1,246,000

    NET INCOME                      $ 1,192,000  $   897,000            $ 2,718,000 $ 1,978,000

Net income per common share                $.26         $.20                  $ .59       $ .44

Weighted average common and common
share equivalents outstanding         4,612,000    4,557,000              4,580,000   4,538,000


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Nine Months Ended October 31
                                                   1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                    $2,718,000        $1,978,000
      Adjustments to reconcile net income
      to net cash from operating activities:
     Provision for depreciation and amortization   1,092,000           743,000
     Deferred income taxes                          (444,000)         (278,000)
     Change in operating assets and liabilities:
       Trade accounts receivable                  (2,813,000)       (4,120,000)
       Costs and estimated earnings in excess of
       billings on uncompleted contracts           1,234,000           158,000
      Inventories                                 (2,204,000)       (1,274,000)
      Prepaid expenses and other current assets      721,000           328,000
      Current liabilities                          3,963,000         1,157,000
      Other operating assets and liabilities        (245,000)         (320,000)
     NET CASH FLOWS
     FROM OPERATING ACTIVITIES                     4,022,000        (1,628,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) Decrease in restricted cash from Industrial
      Revenue Bonds                                  862,000        (6,300,000)
    Purchase of property and equipment            (2,039,000)       (1,446,000)
    Acquisition of business                         (211,000)              -
     NET CASH FLOWS FROM
     INVESTING ACTIVITIES                         (1,388,000)       (7,746,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from industrial revenue bonds               -           6,300,000
    Net payments on capitalized lease obligations   (299,000)          (19,000)
    Net borrowings (repayments) under revolving, term
      and mortgage loans                          (2,399,000)        2,924,000
     NET CASH FLOWS FROM FINANCING ACTIVITIES     (2,698,000)        9,205,000
     NET DECREASE IN CASH AND CASH EQUIVALENTS       (64,000)         (169,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     449,000           484,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   385,000       $   315,000


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1996

1. The unaudited, condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for those periods. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report to stockholders for the year ended
    January 31, 1996.

2. The results of operations for the nine month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consisted of the following:
                                           October 31, 1996     January 31, 1996
  Raw materials (net of inventory reserves)  $11,049,000          $10,265,000
  Work in process                              1,164,000              960,000
  Finished goods                               3,413,000            1,980,000

    Total                                    $15,626,000          $13,205,000

4.  Supplemental cash flow information:

                                                1996            1995
  Cash paid during the year-to-date period for:

    Interest                                 $  793,000       $ 600,000
    Income taxes                              1,443,000         999,000

  Schedule of noncash financial activities:

    Fixed assets acquired under capital leases  636,000         202,000

5. On May 8, 1996, the Company purchased for approximately $1.1 million, a 10.3-acre parcel of land with a 67,000 square-foot building adjacent to its Filtration Products property in Winchester, Virginia to accommodate the Company's growing marketing effort. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% from the proceeds of the 1995 industrial revenue bonds.

MFRI, INC. AND SUBSIDIARIES

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 31, 1996

Results of Operations

Filtration Products Business
Three months ended October 31

Net sales for the quarter ended October 31, 1996 decreased 11.2% from $10,112,000 to $8,977,000 from the comparable quarter one year ago. The decrease was primarily the result of lower domestic filter bag product sales.

Gross profit as a percent of net sales increased from 23.5% to 27.3%. This increase resulted from improved pricing, improved manufacturing plant efficiencies, and a favorable product mix.

Selling expense for the quarter ended October 31, 1996 decreased to $794,000 from $831,000 for the comparable quarter last year. The decrease is mostly attributable to lower sales commissions due to the lower sales.

General and administrative expense for the quarter ended October 31, 1996 increased to $540,000 from $483,000 for the comparable quarter a year ago. This increase is primarily the result of increased profit-related incentive compensation.

Nine months ended October 31

Net sales for the nine months ended October 31, 1996 increased 1.2% from $27,500,000 to $27,836,000 from the comparable period one year ago, with no individually noteworthy increases or decreases.

Gross profit as a percent of net sales increased from 23.2% to 27.4%.
This increase resulted from improved pricing, improved manufacturing plant efficiencies, and a favorable product mix.

Selling expense increased from $2,089,000 to $2,415,000 from the comparable period last year. The increase is mostly attributable to higher international expenses and higher gross margin-related commissions.

General and administrative expense for the nine months ended October 31, 1996 increased to $1,614,000 from $1,388,000 for the comparable period a year ago. This increase is primarily the result of increased profit-related incentive compensation.

Piping Systems Products Business
Three months ended October 31

Net sales increased 3.7% from the same quarter one year ago, from $15,771,000 to $16,349,000, due primarily to increased foreign sales resulting from the December, 1995 acquisition of SZE Hagenuk.

Gross profit as a percent of net sales increased from 15.6% one year ago to 22.6% in the current quarter, due primarily to improved pricing, product mix and plant efficiency.

Selling expense increased from $466,000 to $619,000 and from 3.0% of sales to 3.8% of sales, due primarily to the acquisition of SZE Hagenuk.

General and administrative expense increased from $942,000 or 6.0% of sales one year ago to $1,364,000 or 8.3% of sales in the current quarter, due primarily to increased profit-related incentive compensation and increased staffing in the customer service area and the acquisition of SZE Hagenuk, partially offset by a redeployment of certain executive salaries from Piping System Products to General Corporate Expenses.

Nine months ended October 31

Net sales increased 10.9% from the same nine month period one year ago, from $38,262,000 to $42,445,000, due primarily to increased secondary containment piping systems sales (mainly due to sales for the U.S. Department of Energy's Hanford, WA nuclear facility) and increased foreign sales resulting from the December, 1995 acquisition of SZE Hagenuk.

Gross profit as a percent of net sales increased from 16.7% one year ago to 20.4% in the current nine month period, due primarily to improved pricing, product mix and plant efficiency.

Selling expense increased from $1,389,000 to $1,712,000 and from 3.6% of sales to 4.0% of sales, due primarily to increased domestic sales and the acquisition of SZE Hagenuk.

General and administrative expense increased from $2,765,000 or 7.2% of sales one year ago to $3,529,000 or 8.3% of sales in the current period, due primarily to increased profit-related incentive compensation and increased staffing in the customer service area and the acquisition of SZE Hagenuk, partially offset by a redeployment of certain executive salaries from Piping System Products to General Corporate Expenses.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended October 31

General and administrative expenses increased from $492,000 to $594,000; general and administrative expenses as a percent of net sales increased from 1.9% to 2.3%. The increases resulted primarily from increased profit-based incentive compensation, and higher administrative, financial management and accounting salaries expense. The increased administrative, financial management and accounting salaries expenses reflect shifts in time devoted to corporate administrative matters from other areas, with some offsetting decrease in Perma-Pipe administrative expense.

Interest expense increased from $184,000 to $228,000, due primarily to higher borrowings to finance working capital, fixed asset acquisitions, the acquisition of SZE Hagenuk, and the purchase of real estate to provide for the expansion of the Filtration Products business in Winchester, Virginia.

Nine months ended October 31

General and administrative expenses increased from $1,361,000 to $1,707,000; general and administrative expenses as a percent of net sales increased from 2.1% to 2.4%. The increases resulted primarily from increased profit-based incentive compensation, and higher administrative, financial management and accounting salaries expense. The increased administrative, financial management and accounting salaries expenses reflect shifts in time devoted to corporate administrative matters from other areas, with some offsetting decrease in Perma-Pipe administrative expense.

Interest expense increased from $574,000 to $753,000, due primarily to higher borrowings to finance working capital, fixed asset acquisitions, the acquisition of SZE Hagenuk, and the purchase of real estate to provide for the expansion of the Filtration Products business in Winchester, Virginia.

Liquidity and Capital Resources

The Company believes the working capital and investment needs of its present business are adequately financed primarily through operations and its $7,000,000 revolving line of credit. The Company has drawn $5,250,000 from this line of credit as of October 31, 1996.

To finance a September, 1994 acquisition, the Company borrowed $4,000,000 from a bank under a term loan which is repayable in sixteen consecutive quarterly installments, which commenced January 31, 1995.

On September 14, 1995 and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period, commencing in the fourth quarter of 1994 in the Filtration Products Business in Winchester, Virginia ($3,150,000) and the Piping System Products Business in Lebanon, Tennessee ($3,150,000). The bonds mature approximately twelve years from the date of issuance, but the Company's agreement with the bank whose letter of credit secures payment of the bonds, requires equal annual principal reductions sufficient to amortize the bonds in full, beginning approximately four years after issuance. The bonds bear interest at a variable rate, which initially approximated 5%, including letter of credit and remarketing fees. Each bond indenture establishes a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $4,184,000 at October 31, 1996. The bonds are secured by bank letters of credit which expire approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letter of credit prior to each expiration date during the term of the bonds.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Filtration Products property in Winchester, Virginia to accommodate the Company's growing marketing effort. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38%, and 20% by the aforementioned revenue bonds.

The Company is proposing to acquire the Thermal Care Division ("Thermal Care") and certain other specified assets and liabilities (including all liabilities relating to three lawsuits arising from Perma-Pipe warranty obligations and indebtedness for borrowed funds aggregating $5,000,000) of Midwesco, Inc. ("Midwesco") by the merger of Midwesco with and into the Company (the "Merger"). Thermal Care engineers, designs and manufactures industrial water cooling equipment. Thermal Care's products include chillers, cooling towers, pump and tank assemblies, temperature controllers and water treatment equipment.
Thermal Care's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. Upon consummation of the Merger, an aggregate of 2,124,307 shares of the Company's common stock will be issued to the shareholders of Midwesco, or 406,641 shares in excess of the 1,717,666 shares of the Company's common stock currently owned by the shareholders of Midwesco through the ownership of Midwesco. Such shares of the Company's common stock currently owned by Midwesco will be cancelled in the Merger. A Special Meeting of Stockholders of the Company will be held on December 16, 1996 to consider and vote upon the adoption of the agreement of merger. It is currently anticipated that the Merger will be effective on or about January 31, 1997.

The Company believes, subsequent to the Merger, its working capital and investment needs will require financing in excess of that available through its $7,000,000 revolving line of credit and, accordingly, is seeking to replace that facility, the assumed Midwesco debt and the unpaid portion of the $4,000,000 September, 1994 term loan with $15 million of fixed rate senior unsecured notes due 2006 (the "Notes") and a new $5 million floating rate unsecured revolving line of credit (the "Credit Line"). The Company has engaged a private placement agent and financial advisor in connection with the private offering of the Notes and expects to have the new financing in place prior to January 31, 1997. The Notes will require principal payment beginning at the end of the fourth year and continuing annually thereafter, resulting in a seven-year average life. The Company has received a commitment from an institutional investor to acquire the Notes at an annual interest rate of 7.21% and a commitment from a bank to provide the Credit Line at floating rates equal to the prime rate or 150 basis points over LIBOR, at the Company's option. There can be no assurance that the foregoing transactions involving the Notes and the Credit Line will occur, and if consummated, that they will be consummated under the foregoing terms.

As of October 31, 1996, the Company did not have any material commitments for capital expenditures.

PART II - OTHER INFORMATION


Item 2.   Changes in Securities

          (a)       Not applicable.

          (b)       Not applicable.

          (c) On August 15, 1996, the Company, pursuant to an Asset Purchase Agreement dated as of such date (the "Purchase Agreement"), acquired substantially all of the assets of Eurotech Air Filtration, Inc., an Oregon corporation ("Eurotech"), for cash and 30,571 shares of the Company's common stock, subject to possible adjustments in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, Eurotech has the right, subject to certain conditions, to distribute such shares to its four shareholders. The offer and sale of such shares were effected in reliance upon the exemption from registration under Section 4(2) the Securities Act, as amended (the "Securities Act").

                    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained herein for a description of the proposed Merger of Midwesco, Inc. ("Midwesco") with and into the Company. On October 21, 1996 the shareholders of Midwesco approved the Merger by unanimous written consent and on October 25, 1996 the Company and Midwesco entered into an Agreement for Merger. It is expected that the shares of the Company's common stock constituting consideration for the Merger (the "Merger Shares") will be issued to 20 shareholders of Midwesco, 14 of whom are "accredited investors" as such term is defined by Rule 501(a) promulgated under the Securities Act. The offer and sale of the Merger shares were effected in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None

         (b)  Reports on Form 8-K -- None

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               MFRI, INC.




Date:  December 13, 1996
                                    David Unger
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)



Date:  December 13, 1996
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

::
Exhibit 11

MFRI, Inc. and Subsidiaries
Computation of Primary Earnings Per Common Share
 	               Three Months Ended October 31,				Nine Months Ended October 31,
	                     1996		         1995		             1996 	        1995
Net income          	$1,192,000	    	$897,000		        $2,718,000  		$1,978,000

Weighted average number of common
shares outstanding:

Shares outstanding
from beginning of
period                4,524,000	   	4,529,000         		4,524,000   		4,529,000
Issuances of common
stock	                   26,000		                         		9,000

Common share equivalents:

Assumed exercise of
common stock
options	                 62,000        28,000           	  47,000	        9,000

Weighted average common
and common share
equivalents          	4,612,000		   4,557,000           4,580,000   		4,538,000

Net income per share	      0.26		        0.20		              0.59		        0.44

::
Exhibit 11

MFRI, Inc. and Subsidiaries
Computation of Fully Diluted  Earnings Per Common Share
                	Three Months Ended October 31,				Nine Months Ended October 31,
                     	1996         		1995		            1996		         1995
Net income          	$1,192,000   		$897,000	        	$2,718,000    	$1,978,000

Weighted average number of common
shares outstanding:

Shares outstanding from
beginning of period  	4,524,000	  	4,529,000           4,524,000		    4,529,000
Issuances of common
stock	                   26,000                        				9,000

Common share equivalents:

Assumed exercise of
common stock options    	74,000	     	28,000	            	66,000       		18,000

Weighted average common
and common share
equivalents	          4,624,000		  4,557,000	          4,599,000      4,547,000

Net income per share	      0.26		       0.20              		0.59         		0.44