Form 10-K405
period 1997-01-31
MFRI INC
filed 1997-05-01
CIK 914122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                ---------------

                                   FORM 10-K


 X    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended January 31, 1997

                                       OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                 to
                                    ---------------    --------------

                          COMMISSION FILE NO. 0-18370

                                   MFRI, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                36-3922969
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7720 LEHIGH AVENUE
NILES, ILLINOIS 60714                                    (847) 966-1000
(Address of principal executive                     (Issuer's telephone number,
offices, including zip code)                               including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant), at March 31, 1997 was approximately $29,268,000.

     The number of shares of the registrant's common stock outstanding at March 31, 1997 was 4,965,329.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document of the registrant are incorporated herein by reference:

                 DOCUMENT                              PART OF FORM 10-K
                 --------                              -----------------
Proxy Statement for the 1997 annual meeting of                III
stockholders

                                     PART I

ITEM 1.  BUSINESS

     MFRI, Inc. ("MFRI") has three business segments: Filtration Products, Piping System Products and Industrial Process Cooling Equipment.

     The Company's Filtration Products Business is carried out by Midwesco Filter Resources, Inc. ("Midwesco Filter"), the Piping System Products business is carried out by Perma-Pipe, Inc. ("Perma-Pipe") and the Industrial Process Cooling Equipment Business is carried out by the Thermal Care Division ("Thermal Care"). Midwesco Filter and Perma-Pipe are wholly-owned subsidiaries of MFRI. As used herein, unless the context otherwise requires, the term Company includes MFRI, Midwesco Filter, Perma-Pipe, Thermal Care, and its subsidiaries, and their predecessors

     Midwesco Filter manufactures and sells a wide variety of filter bags for baghouse air pollution control and particulate collection systems. Baghouses are used in a wide variety of industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations, markets filter bag-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection and filter bag retensioning and replacement.

     Perma-Pipe engineers, designs and manufactures specialty piping systems and leak detection and location systems. Perma-Pipe's piping system products include (i) secondary containment piping systems for transporting hazardous fluids and petroleum products and (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants. Perma-Pipe's leak detection and location systems are sold as part of many of its piping system products, and, on a stand alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

     Thermal Care engineers, designs and manufactures coolers for industrial purposes.

     On December 30, 1996, the Company acquired Thermal Care and certain other specified assets and liabilities of Midwesco, Inc. by the merger of Midwesco, Inc. with and into MFRI (the "Thermal Care Merger"). Through the Thermal Care Merger, an aggregate of 2,124,298 shares of common stock of MFRI were issued to the shareholders of Midwesco, Inc. and the 1,717,666 shares of common stock of MFRI owned by Midwesco, Inc. immediately prior to the consummation of the Thermal Care Merger were cancelled.

     The information required with respect to the Company's lines of business is included in the financial statements and related notes thereto.

FILTRATION PRODUCTS

     AIR POLLUTION CONTROL AND PARTICULATE COLLECTION SYSTEMS. Air pollution control and particulate collection systems have been used for over 50 years in many industrial applications. However, the enactment of federal and state legislation and related regulations and enforcement have increased the demand for air pollution control and particulate collection systems by requiring industry to meet primary and secondary ambient air quality standards for specific pollutants, including particulate. In certain manufacturing applications, particulate collection systems are an integral part of the production process. Examples of such applications include the production of cement, carbon black and industrial absorbants.

     The principal types of industrial air pollution control and particulate collection systems in use today are baghouses, electrostatic precipitators, scrubbers and mechanical collectors. The type of technology most suitable for a particular application is a function of such factors as the ability of the system to meet applicable regulations, initial investment, operating costs and the parameters of the process, including operating temperatures, chemical constituents present, size of particulate and pressure differential.

     A baghouse is typically a large box-like structure which operates in a manner similar to a vacuum cleaner. It can contain a single filter bag or an array of several thousand cylindrical or envelope bags (as short as two feet or as long as 30 feet), within a housing which is sealed to prevent the particulate from escaping. Exhaust gases are passed through the baghouse, and the particulate is captured on the fabric of the filter bag. The particulate is removed from the bag by such methods as mechanical shaking or reverse air flow. Baghouses are generally used with utility and industrial boilers, cogeneration plants and incinerators and in the chemicals, cement, asphalt, metals, grain and foundry industries.

     In an electrostatic precipitator, the particulate in the gases is charged as it passes electrodes and is then attracted to oppositely charged collection plates. The collected material is periodically removed from the plates by rapping or vibration. Electrostatic precipitators are used in such industries as electric power generation, chemicals and pulp and paper as well as in incinerators. Scrubbers are used for flue gas desulfurization, odor control, acid gas neutralization and particulate collection. They operate by bringing gases into contact with water or chemicals and are sometimes used in combination with baghouses or electrostatic precipitators. Mechanical collectors are used to remove relatively large particles from airstreams. They are frequently used in association with other systems as a pre-screening device.

     Because air pollution control equipment represents a substantial capital investment, such systems usually remain in service for the entire life of the plant in which they are installed. A baghouse can last up to 30 years and is typically rebagged six to eight times during its useful life. Although reliable industry statistics do not exist, the Company believes there are over 18,000 locations in the United States presently using baghouses, many of which have multiple baghouses.

     PRODUCTS AND SERVICES.   The Company manufactures and sells a wide variety
of filter bags for baghouse air pollution control and particulate collection systems. Baghouses are used in a wide variety of industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. The Company manufactures filter bags in standard industry sizes, shapes and fabrics and to custom specifications, maintaining manufacturing standards for over 8,000 styles of filter bags to suit substantially all industrial applications. Filter bags are manufactured from industrial yarn and fabric purchased in bulk. Most filter bags are produced from acrylic, fiberglass, polyester, aramid or polypropylene fibers. The Company also manufactures bags from more specialized materials, sometimes using special finishes.

     The Company manufactures substantially all of the seamless tube filter bags sold in the United States. Seamless Tube(TM) filter bag fabric is knitted by the Company on custom knitting equipment and finished using proprietary fabric stabilization technology. The Company believes this vertically integrated process gives it certain advantages over purchased fabric, including lower costs and reduced inventory requirements. In addition, the Company believes its Seamless Tube(TM) product offers certain users a superior performing filtration medium because of its fabric structure, weight and lack of a vertical seam. In certain applications, the knitted fabric structure allows equal airflows with a lower pressure differential than conventionally woven fabrics, thereby reducing power costs. In other circumstances, the fabric structure and absence of a vertical seam allows greater airflow at the same pressure differential as conventionally woven fabrics, thereby permitting the filtration of a greater volume of particulate laden gas at no additional cost. The Seamless Tube(TM) product often improves filter bag durability, resulting in longer life.

     The Company also markets numerous filter bag-related products and accessories used during the installation, operation and maintenance of baghouses, including welded wire cages, which support filter bags, spring assemblies for properly tensioning filter bags, and clamps and hanger assemblies for attaching filter bags. Additionally, the Company markets other hardware items used in the operation and maintenance of baghouses, including sonic horns to supplement the removal of particulate from the filter bag and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. During fiscal 1995, the Company began commercial operation of a manufacturing facility to produce welded wire cages. The Company currently purchases all other filter bag-related products and accessories for resale, including the exclusive North American marketing rights to a Korean-manufactured line of solenoids, valves and timers used in conjunction with pulsejet baghouses.

     The Company also provides maintenance services, consisting primarily of dust collector inspection and filter bag retensioning and replacement using a network of independent contractors. The sale of filter bag-related products and accessories and baghouse inspection, leak detection and maintenance services accounts for approximately 15% of the net sales of the Company's filtration products and services.

     Over the past three years, the Company's filtration products business has served over 3,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags, in terms of sales, to large users in the electric power industry. Orders from that industry tend to be substantial in size but are usually at reduced margins. In the fiscal year ended January 31, 1997 ("fiscal 1997"), no customer accounted for 10% or more of net sales of the Company's filtration products and services.

     MARKETING. The customer base for the Company's filtration products and services is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

     The Company has an integrated sales program for its filtration products business which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and a computer-based customer information system containing data on over 15,000 user locations. This system enables the Company's sales force to access customer information classified by industry, equipment type, operational data and the Company's quotation and sales history. The system reminds the telemarketing personnel when each customer is due to be called and maintains the name and position of the customer contact. The Company believes its computer-based information system is instrumental in increasing its sales of filter bag-related products and accessories and maintenance and rebagging services. The Company is adding to its database for each of these user locations sufficient information to support such sales.

     In 1992, the Company intensified its efforts to market its filtration products internationally by hiring employees for a new department created specifically to target major users in foreign countries. Export sales have increased steadily and totalled 15.7% of filtration products sales in the year ended January 31, 1997. The Company believes that international sales of its filtration products have a substantial future potential for growth.

     BACKLOG. As of January 31, 1997, the dollar amount of backlog (uncompleted firm orders) was approximately $6,832,000. As of January 31, 1996, the amount of backlog was approximately $8,000,000. All of the backlog as of January 31, 1997 is expected to be completed in the fiscal year ending January 31, 1998 ("fiscal 1998").

     RAW MATERIALS AND MANUFACTURING. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and fabrics supplied by leading producers of such materials. The greatest volume of raw material purchases are of woven fiberglass fabric, yarns for manufacturing Seamless Tube(TM) product and other woven and felted fabrics. For some of these materials, there are only a limited number of suppliers. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes supplies of such materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of fabrics because lead times from suppliers are frequently longer than the delivery time required by customers.

     The manufacturing processes for the filtration products include proprietary computer controlled systems for measuring, cutting, tubing and marking fabric. The Company also operates a number of special knitting machines and two proprietary fabric stabilization lines to produce its Seamless Tube(TM)
product. On May 25, 1995, the Company purchased the assets and business which Armtex, Inc. had used in the manufacture of knitted filtration fabrics. On August 15, 1996, the Company purchased the assets and business of Eurotech Air Filtration, Inc., an Oregon corporation, a supplier of pleated filtration elements. The Company plans to manufacture these products at its Winchester,
Virginia facilities.   The finish assembly work on each filter bag is performed
by skilled sewing machine operators using both standard sewing equipment and specialized machines developed by or for the Company.

     The Company maintains a quality assurance program involving statistical process control techniques for examination of raw materials, work in progress and finished goods. Certain orders for particularly critical applications receive 100% quality inspection.

     COMPETITION. The filtration products business is highly competitive. In addition, new installations of baghouses are subject to competition from alternative technologies. The Company believes that, based on domestic sales, BHA Group, Inc., the Menardi-Criswell division of Hosokawa Micron International, Inc., W.L. Gore & Associates, Inc. and the Company are the leading suppliers of filter bags, parts and accessories for baghouses. There are at least 30 smaller competitors, most of which are doing business on a regional or local basis.
Some of the Company's competitors have greater financial resources than the Company.

     The Company believes price, service and quality are the most important competitive factors in its filtration products business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. In such instances, additional efforts are required by a competitor to market products to such a customer. In certain applications, the Company's proprietary Seamless Tube(TM) product and customer support provide the Company with a competitive advantage. Certain competitors of the Company may have a competitive advantage because of their proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and greater vertical integration.

     GOVERNMENT REGULATION. The Company's filtration products business to a large extent is dependent upon government regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states have primary responsibility for implementing these standards, and in some cases, have adopted more stringent standards than those adopted by the U.S. Environmental Protection Agency under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). Although there can be no assurances as to what the ultimate effect, if any, the Clean Air Act Amendments will have on the Company's filtration products business, the Company believes that the Clean Air Act Amendments are likely to have a long term positive effect on demand for its filtration products and services. The current initiative of the U.S. EPA to reduce the size of particulates regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on the demand for the Company's filtration products in future years.

PIPING SYSTEM PRODUCTS

     PRODUCTS AND SERVICES. The Company engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Company's piping system products include (i) secondary containment piping systems for transporting hazardous fluids and petroleum products and (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants. The Company's leak detection and location systems are sold as part of many of its piping system products, and, on a stand alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

     The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor which utilizes a proprietary software program. The system sends pulse signals through the center of the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a subfloor), and employs a patented digital mapping technique to plot pulse reflections, to continuously monitor the sensor cable for anomalies. The system is able to respond to between one and three feet of wetted cable depending upon the length of the monitored cable and is able to determine the location of wetted cable within five feet. Once wetted cable is detected, the microprocessor utilizes graphics software to illustrate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone lines. The Company's leak detection and location systems are being used to monitor fueling systems at airports including those located in Denver, Colorado, Atlanta, Georgia, Frankfurt, Germany, and Hamburg, Germany, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes it is the only major supplier of the type of piping systems sold by it in the United States that manufactures its own leak detection and location systems.

     The Company's secondary containment piping systems, manufactured in a wide variety of piping materials, are generally used for the handling of hazardous liquids and petroleum products. Secondary containment piping systems consists of service pipes housed within outer containment pipes, which are designed to contain any leaks from the service pipes. Each system is designed to provide economical and efficient secondary containment protection that will meet all governmental environmental regulations. In 1990, the Company developed the Double-Quik(R) thermoplastic secondary containment piping systems with leak detection and location capabilities. This system is installed by using a technique that allows simultaneous thermal welding of the service pipe and the containment pipe in a single process, with a leak detection messenger cable in place. The leak detection messenger cable is to be used subsequently to pull in the leak detection sensor cable. In June 1993, the Company was granted a patent on the special equipment designed to accomplish this process.

     The Company's district heating and cooling piping systems are designed to transport steam, hot water and chilled water to provide efficient energy distribution to multiple locations from a central energy plant. These piping systems consist of a carrier pipe made of steel, iron, copper or fiberglass; insulation made of mineral wool, calcium silicate or polyurethane foam; and an outer conduit of steel, fiberglass, polyethylene or PVC. The Company manufactures several types of piping systems using different materials, each designed to withstand certain levels of temperature and pressure.

     The Company's piping systems normally are custom fabricated to job site dimensions and frequently incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of labor required by the installation contractor. In fiscal 1997, no single customer accounted for more than 10% of the net sales of the Company's piping system products. Most of the Company's piping system products are produced for underground installations and therefore require trenching which is done by unaffiliated installation contractors. Generally, sales of the Company's piping system products tend to be lower during the winter months, due to weather constraints over much of the country.

     The Company's leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas and tunnels. The Company's district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals and college campuses. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and heat loss.

     MARKETING. The Company's piping system products are used by industrially and geographically diverse customers. The Company employs one national sales manager and seven regional sales managers who utilize and assist a network of approximately 85 domestic independent manufacturer's representatives, none of whom sell products that are competitive with the Company's piping system products. The Company also sells its piping systems and leak detection and location systems in Europe, through its wholly owned subsidiaries Perma-Pipe Services, Ltd. and SZE Hagenuk GmbH ("SZE Hagenuk"). In addition, the Company has other arrangements to market its patented leak detection and location systems in many other foreign countries through agents.

     PATENTS, TRADEMARKS AND APPROVALS. The Company owns several patents covering the features of its electronic leak detection system, which expire commencing in 2006 and thereafter. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. Environmental Protection Agency and is approved by Factory Mutual and the Federal
Communication Commission.   The Company is also approved as a supplier of
underground district heating systems under the federal government guide specifications for such systems. The Company also owns numerous trademarks connected with its piping business. In addition to Perma-Pipe(R), the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard(R), Double-Pipe(R), Double-Quik(R), Escon-A(R), Ferro-Shield(R), Galva-Flex(R), Galva-Gard(R), Hi Gard(R), Imperial(R), Poly-Therm(R), Pal-AT(R), Ric Wil(R), Ric-Wil Dual Gard(R), Stereo-Heat(R), Safe-T-Gard(R) and Uniline(R). The Company also owns United Kingdom trademarks for Poly-Therm(R), Perma-Pipe(R) and Ric-Wil(R), a Canadian trademark for Ric-Wil(R) and a German trademark for Leacom(R).

     BACKLOG. As of January 31, 1997, the dollar amount of backlog (uncompleted firm orders) was approximately $14,500,000, all of which is expected to be completed in fiscal 1998. As of January 31, 1996, the amount of backlog was approximately $21,200,000. The higher backlog at January 31, 1996 was largely due to the late fourth quarter booking of a large secondary containment order for a U.S. government installation.

     RAW MATERIALS AND MANUFACTURING. The basic raw materials used in the production of the Company's piping system products are carbon steel, alloy, plastic and fiberglass mostly purchased in the form of pipe or tube. Although such materials are generally readily available, there may be instances when any of these materials could be in short supply. The Company believes supplies of such materials are adequate to meet current demand.

     The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in the business of manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The monitoring component of the leak detection and location system is assembled by the Company from standard components purchased from many sources. The Company's proprietary software is installed onto the system on a read only memory chip.

     The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy, copper and plastic piping, and engineered thermoplastics and fiberglass reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam application, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each work station and non-destructive testing protocols.

     COMPETITION. The Company believes the competitors for its piping system products generally include those competing in the district heating and cooling market, specialty manufacturers of contained piping systems that offer a limited number of pipe material choices, and leak detection and location system manufacturers that sell in the piping market and the stand alone leak detection system market. The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc. neither of which dominates this market, and numerous regional competitors. The Company's secondary containment piping systems have a wider range of competitors than those in the district heating and cooling market and include Asahi/America, Guardian by Chemtrol and GF Plastics Systems. Products competitive with the Company's leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek Division of Raychem; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp; and (3) probe systems manufactured by Redjacket, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

     The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in the Company's piping system products business. The Company believes it has a more comprehensive line of piping system products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing a limited range of products. Some of the Company's competitors have greater financial resources than the Company.

     GOVERNMENT REGULATION. The demand for the Company's leak detection and location systems and secondary containment piping systems is driven primarily by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of certain fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for Hydrocarbon Airborne Particulates, which requires reduction of airborne volatile organic compounds and fugitive emissions, has caused many major refineries to recover fugitive vapors and dispose of the recovered material into the process sewer system which then becomes a hazardous waste system required to be secondarily contained. Although there can be no assurances as to the ultimate effect of these government regulations, the Company believes they will increase the demand for its piping system products.

INDUSTRIAL PROCESS COOLING EQUIPMENT

     PRODUCTS AND SERVICES. The Company's Thermal Care division engineers, designs and manufactures coolers for industrial purposes. The Company's cooling products include (i) chillers (portable and central); (ii) cooling towers; (iii) plant circulating systems; (iv) water, hot oil, and negative pressure temperature controllers; (v) water treatment equipment and
(vi) various other accessories and replacement parts relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The principal market for the Company's cooling products is the plastics processing industry. The Company also sells its products to OEM's, other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and reaction injection molding industries.

     The Company combines chillers or cooling towers and plant circulating equipment to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems according to customer orders.

     Chillers. Chillers are refrigeration units designed to provide cool water to a process for the purpose of removing heat from the process and transferring that heat to an area where it can be dissipated. This heat is either dissipated using air (air cooled chillers) or water (water cooled chillers). Water cooled chillers use a cooling tower to transfer the heat from the chiller using water and then releasing the heat to the atmosphere with the cooling tower.

     The Company believes that it manufactures the most complete line of chillers available in its primary market (plastics processing). The Company's line of portable chillers are available from 1/2 horsepower to 40 horsepower and incorporate a new microprocessor that is capable of computer communications. While portable chillers are considered to be a commodity product by many customers, the Company believes that its new unit enables it to provide the customer with quality, features, and benefits at a competitive price.

     Central chillers are used for plant wide cooling, and while some models incorporate their own pump and tank, most are sold with a separate pumping system. The Company is currently the only manufacturer to offer as many types of central water and remote air cooled chillers. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water to refrigerant) is utilized in the chiller. The Company believes that its ability to offer this variety of units and the extensive use of PLC (Programmable Logic Controls) provides it with a unique concept sales advantage. The Company's central chillers are available from 10 horsepower to 125 horsepower per refrigeration section.

     Cooling Towers. A cooling tower is essentially a cabinet with heat transfer fill media that has water flow down across the fill while air is pulled up by a fan motor through the fill. Cooling takes place by evaporation. Cooling towers are located outdoors and are designed to provide approximately 85 degrees F water to remove heat from water cooled chillers, air compressors, hydraulic oil and other processes that can effectively be cooled with such water.

     The Company markets two lines of cooling towers. The FT series towers were introduced in 1984 and at the time were the first fiberglass cooling towers to be sold in the U.S. The cabinets for these towers are imported from Taiwan and are available in sizes ranging from three to 850 tons. (One tower ton equals 12,000 BTU/hour of heat removal). Fiberglass cooling towers have achieved high popularity and are available from many suppliers. The FC fiberglass tower line, which is designed and engineered by the Company and which the Company believes is the highest quality cooling tower in the market today, is available from 80 to 200 tons.

     Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that utilize alarms and other electrical options. Thus, each system is unique and customized to meet customers' individual needs. These plant circulating systems are used as an integral part of central tower and chiller systems. This product line was expanded in Fiscal 1997 with the introduction of FRP tanks.

     Temperature Control Units. Most temperature control units are used by injection molders of plastic parts to remove heat from the molds at an elevated temperature for the purpose of improving part quality. The recent introduction of the Company's totally redesigned unit, the RA series, has resulted in a doubling of temperature control unit sales. Over 90% of the temperature control units sold in the industry are water units. The remaining units use oil as the heat transfer medium. The Company sells an oil temperature control unit manufactured in Denmark pursuant to an exclusive marketing agreement for North America.

     Water Treatment Equipment and Accessories. Sold as an accessory to cooling tower systems, water treatment equipment must be used to protect the equipment that is being cooled. The Company sells units manufactured to its specifications by a supplier that provides all the equipment needed to properly treat the water. While a relatively small part of Thermal Care's business, this arrangement allows the Company to offer a complete system to its cooling products customers. In addition, the Company provides other items to complement a system that is purchased from a supplier and usually drop shipped directly to a customer; principally, heat exchangers, filtration systems, special valves, and "radiator type" coolers.

     Parts. The Company strives to fill parts orders within 24 hours and sells parts at competitive margins in order to enhance new equipment sales.

     MARKETING. In general, the Company sells its cooling products to five different markets.

   1. The domestic plastics market is the largest market served by the Company, representing the core of its business. There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes that the total market for water cooling equipment in the plastics industry is $120 million annually, and that the Company is the third largest supplier of heat transfer equipment to the plastics industry with a market share of 14% to 16%. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences economic cyclical activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that the Company will be able to maintain its market share with opportunities for increased share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Seventeen agencies are responsible for covering the United States and are supported by four Thermal Care regional managers.

   2. The primary emphasis for the sale of the Company's cooling products outside the United States has been in Latin America and through system design consultants' assembly of complete world wide PET (plastic bottle) plants, significant numbers of which are being built by large companies. This activity is currently recovering from a decline in recent years due to the devaluation of the Mexican peso. The Company believes that Thermal Care has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete and integrated system design. Many United States competitors do not provide equipment outside of the U.S., and while there are European competitors selling equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors, and consultants, some of which are recognized as the leaders in the distribution of plastics machinery throughout Latin America.

   3. A relatively small percentage of the Company's cooling products are sold to smaller competitors on a private branded basis. The margins on this equipment are lower; however, such sales are primarily in product lines where the incremental volume is of significant benefit in Thermal Care's manufacturing process. The Company believes that there are a number of companies that could participate with it in this type of name branding activity.

   4. The Company sells cooling towers to the HVAC industry, primarily to contractors or commercial/governmental facilities, for cooling the condensers of chillers used to provide air conditioning. The Company believes that the size of this market exceeds $300 million annually, but the Company's market share is low due to the relatively high pricing of its high quality products. The Company's cooling towers are sold through either manufacturers' representatives or distributors.

   5. An increasing share of the Company's sales is to non-plastics industries that require specialized heat transfer equipment, usually sold to end-users as a package by the supplier of the primary equipment. The Company's sales in the laser, metallizing and reaction injection molding industries have been particularly strong. The Company believes that the size of this market is over $200 million annually. The Company expects growth in this market due to its ability to work with OEM customers that perceive the Company to be a quality supplier. Distribution of products in this market is generally handled by the OEM. The Company is establishing a manufacturers' network to cover approximately one half the U.S.

     TRADEMARKS. The Company has applied for registration of the trademark, "Thermal Care", with the U.S. Patent and Trademark Office.

     BACKLOG. As of January 31, 1997, the dollar amount of Thermal Care's backlog (uncompleted firm orders) was approximately $4,513,000. As of January 31, 1996, the amount of backlog was approximately $4,116,000. Substantially all of the backlog as of January 31, 1997 is expected to be completed before January 31, 1998.

     RAW MATERIALS AND MANUFACTURING. Thermal Care's production facility uses approximately 35,000 square feet with an additional 15,000 square feet of inventory storage space. The plant layout is designed to facilitate movement through multiple work centers. Thermal Care uses the Manufacturing Accounting Production Inventory Control System (MAPICS) to support its manufacturing operations. The status of the customer order at any given moment can be determined through the MAPICS System.

     The Company utilizes prefabricated sheet metal and sub-assemblies manufactured by both Thermal Care and outside vendors for temperature controller manufacture. This reduces the labor to complete finish goods. The production line for the product is self-contained, allowing the Company to assemble, wire, test, and crate the units for shipment with minimal handling.

     FT towers up to 100 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. Towers over 100 tons in capacity are shipped for field assembly. The Company employs field technicians that can assist the customer with assembly. FT cooling towers are manufactured using fiberglass and hardware components purchased from a Taiwanese manufacturer, which is the Company's sole source for such products. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time.

     The FC towers are rectangular in design and are engineered by the Company. Two different cabinet sizes of the FC tower account for 16 different model
variations from 80 through 200 tons.   All FC cooling towers are assembled at
the Company's Niles facility.  FC  towers can be shop assembled before shipment.

     The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet the customer specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of carbon tanks is coated with an immersion service epoxy and the exterior is painted in a spray booth. The Company now offers stainless steel and fiberglass tanks to meet the need for noncorrosive applications.

     Portable chillers are assembled using components manufactured by the Company and supplied by outside vendors. Small air cooled portable chillers are assembled using a condensing unit, a non-corrosive tank, hose, and prepainted sheet metal. Many of the components in these chillers are fabricated as sub-assemblies and held in inventory. Once the water and refrigeration components have been assembled, the unit is moved to the electrical department for the addition of control sub-assemblies and hardwiring. The chillers are then evacuated, charged with refrigerant and tested under fully loaded conditions. The final production step is to clean, insulate, label, and crate the chiller for shipment.

     Central chillers are manufactured to customer specifications. Many of the components are purchased to the job requirements and production is planned so that sub-assemblies are completed to coincide with the work center movements. After mechanical and electrical assembly, the chiller is evacuated, charged with refrigerant and tested at full and partial load conditions. The equipment is then insulated and prepared for painting. The final production step completes the quality control inspection and prepares the unit for shipment.

     The Company believes that there are approximately 13 competitors selling cooling equipment in the domestic plastics processing equipment market. Three manufacturers, including the Company, collectively share approximately 75% of the market. Some potential foreign customers with relatively small cooling needs are able to purchase small refrigeration units (portable chillers) that suit their needs and are manufactured in their respective local markets at prices below that which the Company can offer competing products. However, such local manufacturers often lack the technology and products needed for plant-wide cooling. The Company believes that its positive reputation for producing quality plant-wide cooling product results in a significant portion of the business in this area.

     The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in Thermal Care's business. The Company believes that it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of Thermal Care have cost advantages as a result of manufacturing in non-union and more modern/efficient shops and of offering a limited range of products. Some of Thermal Care's competitors have greater financial resources than the Company.

GOVERNMENT REGULATION. The Company does not expect compliance with Federal, State and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect upon the capital expenditures, earning or competitive position of Thermal Care, nor is management aware of the need for any material capital expenditures for environmental control facilities for the remainder of the current fiscal year or for the foreseeable future. Although regulations recently promulgated under the Federal Clean Air Act prohibit the manufacture and sale of certain refrigerants, none of these refrigerants are used by the Company in its products. Although there can be no assurance as to the ultimate effect on the Company of the Clean Air Act and related laws, the Company expects that suitable refrigerants conforming to Federal, State and local laws and regulations will continue to be available to the Company.

EMPLOYEES

As of March 31, 1997, the Company had 665 full-time employees, 72 of whom were engaged in sales and marketing, 81 of whom were engaged in management and administration, and the remainder were engaged in production. Hourly production employees of the Company's filtration products business are covered by a collective bargaining agreement, which expires in October 1997. Hourly production employees of the Company's piping system products business in Lebanon, Tennessee are covered by a collective bargaining agreement that expires in March 1998. Most of production employees of the Company's cooling products business are represented by two unions, the Pipefitters and the International Brotherhood of Electrical Workers unions pursuant to collective bargaining agreements that both expire on June 1, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company as of March 31, 1997:


                                                                EXECUTIVE OFFICER
                                                                OF THE COMPANY OR
                                                                ITS PREDECESSORS
                   AGE                POSITION                  SINCE
                   ---  -------------------------------------   -----------------
David Unger         62   Chairman of the Board of Directors,            1972
                         President and Chief Executive Officer
Henry M. Mautner    70   Vice Chairman of the Board of                  1972
                         Directors
Gene K. Ogilvie     57   Vice President and Director                    1969
Fati A. Elgendy     48   Vice President and Director                    1990
Bradley E. Mautner  40   Vice President and Director                    1994
Don Gruenberg       54   Vice President and Director                    1980
Michael D. Bennett  53   Vice President, Secretary and                  1989
                         Treasurer
Billy E. Ervin      51   Vice President                                 1986
Joseph P. Findley   57   Vice President                                 1991
J. Tyler Headley    46   Vice President                                 1973
Robert A. Maffei    49   Vice President                                 1987
Herbert J. Sturm    46   Vice President                                 1977

     All of the officers serve at the discretion of the Board of Directors.

     David Unger was the President of Midwesco, Inc. from 1972 through January 1994. He has been a director of Midwesco, Inc. since 1972, and served that company in various executive and administrative capacities from 1958 until the consummation of the Thermal Care Merger.

     Henry M. Mautner served as Chairman of Midwesco, Inc., from 1972, and served that company in various executive and administrative capacities from 1949, until the consummation of the Thermal Care Merger. Since the consummation of the Thermal Care Merger, he has served as the Chairman of the Company formed to succeed to the non-Thermal Care businesses of Midwesco, Inc. Mr. Mautner is the father of Bradley E. Mautner.

     Gene K. Ogilvie has been employed by the Company and its predecessors in various executive capacities since 1969. He has been general manager of Midwesco Filter or its predecessor since 1980 and President and Chief Operating Officer of Midwesco Filter since 1989. From 1982 until the consummation of the Thermal Care Merger, he served as Vice President of Midwesco, Inc.

     Fati A.Elgendy became President and Chief Operating Officer of Perma Pipe in March, 1995. Mr. Elgendy served as Vice President, Director of Sales and Marketing for Perma-Pipe from 1990 until March of 1995. He was associated with Midwesco, Inc. from 1978 until the consummation of the Perma-Pipe Merger.

     Bradley E. Mautner has served as Vice President of the Company since December 1996 and has been a director of the Company since 1995. From 1994 to the consummation of the Thermal Care Merger, he served as President of Midwesco, Inc. In addition, since February 1996, he has served as the Chief Executive Officer of Midwesco Services, Inc. (formerly known as Mid Res, Inc.). From February 1988 to January 1996, he served as the President of Mid Res,
Inc.  Bradley E. Mautner is the son of Henry M. Mautner.

     Don Gruenberg has served as Vice President and director of the Company since December 1996. He was employed by Airtemp division of Chrysler Corporation in various positions from 1968 to 1969. From 1970 to 1974, Mr. Gruenberg was employed in various positions by Dunham-Bush Inc. Prior to rejoining Midwesco, Inc. in 1980, he was employed by Thermal Care/Mayer, a division of Midwesco, Inc. from 1974 to 1979. During the intervening period, Mr. Gruenberg served as an independent manufacturer's representative for several product lines in the Midwest region. Mr. Gruenberg is a member of the National Board, Society of the Plastics Industry.

     Michael D. Bennett has served as the Chief Financial Officer and Vice President of MFRI and its predecessors since August, 1989.

     Billy E. Ervin has been Vice President, Director of Production of Perma-Pipe since 1986.

     Joseph P. Findley has been Vice President, Manufacturing, of Midwesco Filter since October 1991, having served as Manager, Quality Control and Assurance since January 1989. From 1971 to 1988, he served in various executive capacities for the Menardi-Criswell division of Hosokawa Micron International, Inc. and a predecessor of that division.

     J. Tyler Headley has been employed by the Company in various executive capacities since 1973 and has served as Vice President, Marketing and Sales of Midwesco Filter since May 1986.

     Robert A. Maffei has been Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996. He had served as Vice President, Director of Engineering of Perma-Pipe since 1987 and an employee of Midwesco, Inc. from 1986 until the acquisition of Perma-Pipe by MFRI in 1994.

     Herbert J. Sturm has served the Company since 1975 in various executive capacities including Vice President, Materials and Marketing Services of Midwesco Filter.

ITEM 2.  PROPERTIES

     The Company's principal executive offices, and the production facilities for the Company's cooling products business, are located in a 126,000-square foot facility leased by the Company at 7720 Lehigh Avenue, Niles, Illinois 60714. The production facilities for the Company's filtration products, which total 164,500 square feet, are located in buildings situated on approximately fifteen acres owned by the Company in a modern industrial park in Winchester, Virginia. This includes the adjacent facility purchased by the Company in May 1996. The primary production facilities for the Company's piping system products are located on approximately 24 acres of land in a modern industrial park in Lebanon, Tennessee, and are housed in four buildings, which total 120,000 square feet including additions currently under construction and contain manufacturing, warehouse and office facilities. The Company owns the buildings and the land for the Tennessee facility. The Company leases a 22,000-square foot warehouse facility in Niles, Illinois and a 2,600-square foot office and warehouse facility located in Riverside, California.

     The Company believes its properties and equipment are well maintained, in good operating condition and that their productive capacities will be generally adequate for its present and currently anticipated needs.

     Compliance with environmental regulations by the Company in its manufacturing operations has not had, and is not anticipated to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     Midwesco, Inc., or one of its affiliates, PermAlert ESP, Inc. ("PermAlert") or Perma-Pipe, Inc. ("PPI"), was a party to three lawsuits (the "Pending Suits"), each of which, upon consummation of the Thermal Care Merger, became the obligations of MFRI. Pursuant to the merger agreement relating to the Thermal Care Merger, from and after the effective time of the Thermal Care Merger (the "Effective Time"), MFRI will bear all costs and expenses of the Pending Suits, including, but not limited to, any judgments or settlement costs (the "Expenses"); provided, however, after MFRI has spent an aggregate of $400,000 in Expenses, all such Expenses of the Pending Suits will be paid from a special escrow holding 66,890 shares of MFRI common stock (the "Special Escrow"). In the event there are no shares of MFRI common stock in the Special Escrow, the responsibility for the Pending Suits will be solely that of MFRI. Upon the disposition or termination of all of the Pending Suits, any shares in the Special Escrow will be distributed to the shareholders of Midwesco, Inc. as of the Effective Time prorata to their interests in Midwesco, Inc. at the Effective Time.

     IHP Industrial v. Perm Alert ESP, Case No. 96 CV 068(b), was filed in May 1996, in the Circuit Court of Lauderdale County, Mississippi. It involves a contract which PermAlert entered into with IHP Industrial, Inc. to supply a contained piping system for underground transport of jet fuel at the Air National Guard field in Meridian, Mississippi. The original purchase order for the project was $723,680 and subsequent change orders increased the contract price to $749,207. The plaintiff is seeking damages in excess of $832,537.74, based on claims for breach of warranty, misrepresentation and negligence. PermAlert has filed a counter-claim for $193,884.21, for amounts due under the original contract, including change orders, and for extras involved in the repair of the contained piping system.

     State Farm Mutual Automobile Ins. Co. v. George Hyman Constr. Co, et al., Case No. 95 L 310, is pending in the Circuit Court of the Eleventh Judicial Circuit, McLean County, Illinois. In July 1996, defendant J.A. House, Inc. ("J.A. House") sued Perma-Pipe in a Third Party Complaint in that litigation. The claim against Perma-Pipe relates to a sub-contract which Perma-Pipe entered with J.A. House, pursuant to which Perma-Pipe agreed to supply a hot water supply and return piping system with leak detection capabilities, for the construction of the State Farm Mutual Automobile Insurance Company complex in Bloomington, Illinois. J.A. House seeks unspecified damages, in an amount in excess of $150,000.00, for breach of contract, breach of warranty, indemnification and negligence, based on its alleged costs in locating and repairing leaks in the return piping system and in its attempt to dry out the system after the leaks were repaired.

     In May 1993, Midwesco, Inc. and PermAlert filed a complaint against PPG Industries, Inc. ("PPG") and Crain Brothers, Inc. ("Crain") which remains pending in the United States District Court for the Western District of Louisiana entitled, Midwesco, Inc. et al. v. PPG Industries, Inc., et al., Case No. 93 C 1271. This case involves a March, 1991 agreement between PermAlert and PPG for the manufacture and delivery, by PermAlert, of a chlorine pipeline and related services. In turn, PermAlert entered into sub-contracts with Crain and Thermon Manufacturing Co. ("Thermon") for some of the work under its contract with PPG. PermAlert's original contract was for $1,009,683.00. In August 1992, the parties entered into a change order, which increased the contract price by an additional $240,764.00. During the course of PermAlert's work, PPG and PermAlert agreed to additional change orders in the amount of $125,887.05. PPG has failed to pay $236,024.78 due under the contract and the change orders.

     In its amended complaint in the lawsuit, PermAlert seeks: (1) $236,024.78 in compensatory damages from PPG for breach of contract; and (2) punitive damages in excess of $250,000.00 from PPG for fraud. In turn, PPG has filed a counter-claim against PermAlert, alleging that the heat-trace system failed, and seeking damages in the amount of $449,222.00, its alleged costs of repair for the system. In response, PermAlert has also asserted claims in the lawsuit against Thermon, Crain and Keystone Pipeline Services, Inc. ("Keystone"), seeking: (1) a declaration that PermAlert is not obligated to pay Crain the $118,690.61 which Crain has demanded in connection with work it performed for the project; (2) damages in an unspecified amount against Crain and Thermon for negligence; (3) indemnification and contribution from Crain and Thermon, if PermAlert is required to pay any damages to PPG; and (4) damages for negligence and contribution from Keystone, PPG's project supervisor, if PermAlert is required to pay any damages to PPG.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on December 16, 1996. The only matter voted upon at the special meeting was the Thermal Care Merger. The following table sets forth the results of the vote on such matter:


                                         NUMBER OF SHARES
                                         ----------------
                       For                      3,647,198
                       Against                     24,687
                       Abstain
                       Withheld
                       Broker Non-Votes
                                             ------------

                                 TOTAL:         3,671,885

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sales prices as reported by the Nasdaq National Market for fiscal 1996 and for fiscal 1997.


      FISCAL 1996                                 HIGH         LOW
     --------------                               ----         ---
     First Quarter . . . . . . . . . . . . . . .  $5.38       $4.00
     Second Quarter  . . . . . . . . . . . . . .   6.00        4.00
     Third Quarter . . . . . . . . . . . . . . .   7.13        5.25
     Fourth Quarter  . . . . . . . . . . . . . .   7.50        5.75

      FISCAL 1997                                  HIGH         LOW
     --------------                                ----         ---
     First Quarter . . . . . . . . . . . . . . .  $7.25       $5.75
     Second Quarter  . . . . . . . . . . . . . .   8.00        6.50
     Third Quarter . . . . . . . . . . . . . . .   8.13        6.63
     Fourth Quarter  . . . . . . . . . . . . . .   8.13        6.88

     As of January 31, 1997, there were approximately 150 stockholders of record, and approximately 1,350 beneficial stockholders of the Company's Common Stock.

     The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its common stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's line of credit agreement contains certain restrictions on the payment of dividends. The primary restriction limits dividends to a cumulative amount of up to 50% of net income.

     On October 21, 1996, the shareholders of Midwesco, Inc. approved the Thermal Care Merger by unanimous written consent and on October 25, 1996, the Company and Midwesco, Inc. entered into an Agreement for Merger. On December 30, 1996, shares of the Company's common stock constituting consideration for the Thermal Care Merger (the "Merger Shares") were issued to 20 shareholders of Midwesco, Inc., 14 of whom are "accredited investors" as such term is defined by Rule 501(a) promulgated under the Securities Act of 1933 (the "Securities Act"). The offer and sale of the Merger Shares were effected in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the Company for the fiscal years ended January 31, 1997, 1996, 1995, 1994 and 1993 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                         FISCAL YEAR ENDED JANUARY 31,
                                ------------------------------------------------
                                    1997    1996      1995        1994    1993
                                --------  --------  --------  --------  --------
                                     (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net Sales                        $93,573   $85,838   $75,495   $29,866   $25,262
Income from operations             6,396     4,738     2,384     2,459     1,755
Net Income                         3,230     2,373     1,203     1,534     1,149
Net Income per share                0.70      0.52      0.27      0.54      0.41

                                         FISCAL YEAR ENDED JANUARY 31,
                                ------------------------------------------------
                                    1997    1996      1995      1994      1993
                                --------  --------  --------  --------  --------
                                                 (In thousands)
BALANCE SHEET DATA:
Total assets                     $75,328   $58,985   $47,917   $36,898   $12,472
Long-term debt, less current
 portion                          22,627    13,691     6,650     3,100         -
Capitalized leases,
 less current portion              1,294       217       252       147        20

     The following table sets forth statements of operations data for the Company's industrial process cooling equipment business. See Notes 4 and 11 to Notes to Financial Statements. This information is not included in the accounts of the Company prior to December 30, 1996 because the Midwesco Merger was not effected until December 30, 1996. Since Thermal Care was a division of Midwesco, Inc. prior to the Midwesco Merger, per share data is not available.



                                                       YEAR ENDED JANUARY 31,
                                          ------------------------------------------------
                                           1997     1996         1995        1994     1993
                                          -------  -------  --------------  -------  ------
                                                            (In thousands)
THERMAL CARE STATEMENTS OF OPERATIONS
DATA:
Net Sales                                 $20,036  $19,775         $18,528  $13,127  11,640
Income (loss) from continuing operations      661    1,318           1,623      (89)    (63)
Net Income (loss)                           1,161      894             936      128    (420)
Net Income (loss) per share                    NA       NA              NA       NA      NA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained in this report, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "continue", "remains", "intend", "aim", "should", "prospects", "could", "future", "potential", "believes", "plans", and likely" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitve and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

FILTRATION PRODUCTS BUSINESS

     RESULTS OF OPERATIONS

     The Company's filtration products business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities. In fiscal 1997, the average order amount was approximately $6,118. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. These large orders generally are highly competitive and result in a lower gross margin. In fiscal 1997, 1996 and 1995, no customer accounted for 10% or more of the net sales of the Company's filtration products and services.

     The Company's filtration products business, to a large extent, is dependent on government regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of its filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurances as to what ultimate effect, if any, the Clean Air Act Amendments will have on the Company's filtration products business, the Company believes that the Clean Air Act Amendments are likely to have a long term positive effect on demand for the Company's filtration products and services.

     FISCAL 1997 COMPARED WITH FISCAL 1996

     Net sales increased 3% from 36,590,000 to $37,563,000 due to higher unit sales across most product lines.

     Gross profit as a percent of net sales increased from 23.9% to 26.3%, primarily due to higher intake margins and a favorable product mix.

     Selling expense increased from $2,783,000 to $3,265,000 and from 7.6% to 8.7% of net sales. The increase is primarily the result of increased international selling expenses, additional domestic sales and marketing staffing, and higher gross profit-related incentive compensation.

     General and administrative expenses increased from $1,858,000 to $1,982,000 and from 5.1% to 5.2% of net sales, primarily the result of profit-related incentive compensation.

     FISCAL 1996 COMPARED WITH FISCAL 1995

     Net sales increased 17% from $31,270,000 to $36,590,000, due to higher unit sales of the Company's full line of filtration products. This increase was primarily due to sales of bag-related products and export sales of filter bags.

     Gross profit as a percent of net sales increased from 21% to 23.9%, primarily due to plant efficiencies from larger production volumes, higher intake margins, and a favorable product mix.

     Selling expense increased from $2,378,000 to $2,783,000; selling expense as a percent of net sales was unchanged at 7.6%. The dollar increase is primarily attributable to increased international sales efforts and higher gross margin-related incentive compensation.

     General and administrative expenses increased from $1,641,000 to $1,858,000, primarily the result of profit-related incentive compensation. General and administrative expenses as a percent of net sales decreased from 5.2% to 5.1%.

PIPING SYSTEM PRODUCTS BUSINESS

     RESULTS OF OPERATIONS

     Generally the Company's leak detection and location systems and secondary containment piping systems have higher profit margins than its district heating and cooling piping systems. However, the Company has been able to improve the margins for its district heating and cooling piping systems by booking orders more selectively. The Company has benefitted from continuing efforts to have its leak detection and location systems and secondary containment piping systems included as part of the customers' original specifications for an increasing number of construction projects.

     Although demand for the Company's secondary containment piping system products is generally affected by its customers' need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In fiscal

1997, 1996 and 1995, no customer accounted for 10% or more of net sales of the Company's piping system products.

     The Company's piping system products business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for fiscal 1997 was approximately $29,282. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping system products are produced for underground installations and therefore require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping system products tend to be lower during the winter months, due to weather constraints over much of the country.

     FISCAL 1997 COMPARED WITH FISCAL 1996

     Net sales increased 10% from $49,248,000 to $54,194,000, due primarily to a major domestic secondary containment sale booked in fiscal 1996 and essentially completed in fiscal 1997, and to a full year's sales from SZE Hagenuk, which was acquired late in fiscal 1996.

     Gross profit as a percent of net sales increased from 16.6% to 21.1%, due primarily to favorable product mix, as the increased domestic secondary containment sales and SZE Hagenuk sales carry higher than average gross profit as a percent of net sales.

     Selling expense increased from $1,802,000 to $2,583,000 and from 3.7% to 4.8% of net sales, due primarily to increased profit-related incentive compensation, increased staffing in the customer service area, and the full year's expenses from SZE Hagenuk purchased in late fiscal 1996.

     General and administrative expense increased from $3,766,000 to $4,757,000 and from 7.5% of sales to 8.8%. The increase resulted primarily from increased staffing in customer service and the inclusion of SZE Hagenuk for a complete year.

     Foreign net sales increased from $3,659,000 to $6,207,000 and foreign operating income increased from $206,000 to $589,000, due primarily to the inclusion of a full year's operations of SZE Hagenuk.

     FISCAL 1996 COMPARED WITH FISCAL 1995

     Net sales increased 11% from $44,225,000 to $49,248,000, due primarily to continued high demand for district heating and cooling systems, which is partially due to the full year effect of the September 1994 purchase of Ricwil, compared with only four months in the prior year.

     Gross profit as a percent of net sales increased from 13.6% to 16.6%, due primarily to completion of most of the low margin order backlog acquired from Ricwil in the earlier year and partially to benefits of the factory expansion and related work flow rationalization.

     Selling expense increased from $1,455,000 to $1,802,000; selling expense as a percent of net sales increased from 3.3% to 3.7%. The dollar increase is primarily attributable to the full year effect of new sales personnel added during the earlier year and due to higher commission expense on higher sales. The percent benefit of spreading higher selling expenses over higher sales was more than offset by additional expenses attributable to new sales personnel.

     General and administrative expenses increased from $3,186,000 to $3,766,000; general and administrative expenses as a percent of net sales increased from 7.2% to 7.6%. The increases resulted primarily from increased staffing in field services and engineering.

     Foreign net sales increased from $3,186,000 to $3,659,000, due primarily to the acquisition of SZE Hagenuk in fiscal 1996 and due partially to increased sales in Perma Pipe Services Ltd. Foreign operating income (loss) increased from a loss of $54,000 in fiscal 1995 to a profit of $206,000 in fiscal 1996, due primarily to profit in SZE Hagenuk and a recovery to profitability in Perma Pipe Services Ltd. due to some easing of competitive price pressures.

INDUSTRIAL PROCESS COOLING EQUIPMENT BUSINESS

     RESULTS OF OPERATIONS

     The Company's cooling products business is characterized by a large number of relatively small orders and a limited number of large orders. In fiscal 1997, the average order amount was approximately $5,886. Generally, OEM sales have lower profit margins than its sales for the domestic and international plastics industries and other markets. Large orders generally are highly competitive and result in lower profit margins. In fiscal 1997, 1996 and 1995, no customer accounted for 10% or more of the Company's cooling products net sales. Although the accounts of the Industrial Process Cooling Equipment business were not included in the accounts of the Company prior to December 30, 1996, the following pro forma information is presented to help the reader understand this business.

     FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     Net sales increased 1% from $19,776,000 to $20,036,000. The increase was due primarily to additional OEM portable chiller sales partially offset by lower export sales, as the large fiscal 1996 sale for a plastic bottle making plant in China was not replaced in fiscal 1997.

     Gross profit as a percent of net sales increased from 22.9% to 29.3% primarily due to classifying commission expenses ($1,506,000 in fiscal 1997) as selling expenses in fiscal 1997 instead of as cost of goods sold as in fiscal 1996, and a more favorable sales product mix.

     Selling expenses increased from $1,206,000 to $2,700,000; selling expenses as a percent of net sales increased from 6.1% to 13.5%. The increase is due primarily to classifying commission expenses ($1,506,000 in fiscal 1997) as selling expenses in fiscal 1997 instead of as cost of goods sold as in fiscal 1996.

     General and administrative expenses increased from $2,004,000 to $2,514,000 and from 10.1% to 12.5% of net sales, due primarily to increased engineering sales support expenses and to a provision for lawsuits described as follows. Proforma general and administrative expenses for the year ended January 31, 1997 include a provision of $400,000 for the estimated ultimate cost of three lawsuits which had been considered in negotiating the acquisition price of the Thermal Care Merger and which, upon the consummation of the Thermal Care Merger, became the obligations of MFRI. Pursuant to the merger agreement relating to the Thermal Care Merger, should MFRI spend more than an aggregate of $400,000 in costs, expenses, judgements or settlements of such lawsuits, additional amounts will be paid from a special escrow holding 66,890 shares of MFRI common stock, such escrow having been established as a part of the Thermal Care Merger. Management believes that the liability recognized is adequate and that the lawsuits' outcome should not have a material adverse effect on the Company.

     FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     Net sales increased 6.7% from $18,528,000 to $19,776,000. The increase is due primarily to sales for new large plants being built in the People's Republic of China producing PET (Polyethylene - Terephthalate) beverage bottles.

     Gross profit as a percent of net sales decreased from 25.8% to 22.9% primarily due to non-recurring costs associated with a reorganization of the factory work flow and an unfavorable product mix.

     Selling expenses increased from $819,000 to $1,206,000; selling expenses as a percent of net sales increased from 4.4% to 6.1%. The dollar increase is due primarily to the addition of the California sales office/warehouse, related personnel and advertising promoting the office/warehouse.

     General and administrative expenses decreased from $2,335,000 to $2,004,000 and from 12.6% of sales to 10.1% of sales, due primarily to a shift in corporate administrative resources from Thermal Care to MFRI during fiscal 1996.

GENERAL CORPORATE EXPENSES

     General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

     FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     General and administrative expenses not allocated to business segments increased from $1,933,000 to $2,389,000, due primarily to increased profit-based incentive compensation, expenses of upgrading the Company's computer hardware and software, and higher adminbistrative, financial management and accounting salaries expense. The increased administrative, financial management and accounting salaries expenses reflect shifts in time devoted to corporate administrative matters from other areas, with some offsetting decrease in Perma-Pipe administrative expense. The December 30, 1996 acquisition of Midwesco had a minimal effect on general corporate expenses.

     Interest expense increased from $925,000 to $992,000 due primarily to higher borrowings to finance working capital, fixed asset acquisitions, the acquisiiton of SZE Hagenuk, and the purchase of real estate to provide for the expansion of Midwesco Filter in Winchester, Virginia. See liquidity and capital resources for description of steps which have been taken to lower and stabilize the Company's cost of money.

     FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     General and administrative expenses not allocated to business segments increased to $1,933,000 from $1,553,000, due primarily to expenses of upgrading the Company's computer hardware and software systems, profit-based incentive compensation, and volume-related expenses of credit and collections.

     Interest expense of $925,000 in fiscal 1996 represented the cost of borrowing under the Company's line of credit and term loan, obtained at the time of the acquisitions of Perma-Pipe on January 28, 1994 and Ricwil on September 30, 1994, respectively, and under Industrial Revenue Bonds issued during the third quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     To finance a September 1994 acquisition of Ricwil, the Company borrowed $4,000,000 from a bank under a term loan which is repayable in 16 consecutive quarterly installments which commenced January 31, 1995.

     On September 14, 1995 and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1994 in the Filtration Products Business in Winchester, Virginia ($3,150,000) and the Piping System Products Business in Lebanon, Tennessee ($3,150,000). The bonds mature approximately 12 years from the date of issuance, but the Company's agreement with the bank whose letter of credit secures payment of the bonds requires equal annual principal reductions sufficient to amortize the bonds in full beginning approximately four years after issuance. The bonds bear interest at a variable rate, which initially approximated 5% per annum, including letter of credit and remarketing fees. Each bond indenture establishes a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond.
Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $3,880,000 at January 31, 1997. The bonds are secured by bank letters of credit which expire approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letter of credit prior to each expiration date during the term of the bonds.

     On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its filtration products property in Winchester, Virginia to accommodate the Company's growing activities. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the aforementioned revenue bonds.

     The Company has positive working capital of $27.9 million and a current ratio of 2.6 to 1.

     Working capital and investment needs of the Company have historically been funded through the Company's operations and a revolving line of credit. The Company assumed approximately $6,611,000 of Midwesco, Inc. long-term debt in the Midwesco Merger, $5,000,000 of which represented assumed bank and other debt, with the remainder representing assumed capitalized lease obligations. Effective December 15, 1996, the Company replaced its revolving line of credit and the unpaid portion of the $4,000,000 September 1994 term loan with $15 million of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5 million floating rate unsecured revolving line of credit (the "Credit Line"). Proceeds of the Notes were also used to repay the Midwesco, Inc. debt assumed by the Company. The Notes bear interest at an annual rate of 7.21% and require principal payment beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life. No amounts were outstanding under the Credit Line as of January 31, 1997.

     At January 31, 1997 the Company had contracted for a substantial portion of an estimated $650,000 capacity expansion project at its Lebanon, Tennessee piping systems manufacturing facility, to be primarily financed from the proceeds of the Tennessee Industrial Revenue Bonds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company as of January 31, 1997 and January 31, 1996 and for each of the three years in the period ended January 31, 1997 and the notes thereto are set forth elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees For Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 1997 annual meeting of stockholders.

     Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 1997 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 1997 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 1997 annual meeting of stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULE AND REPORTS ON FORM 8-K

         a.      (1) Consolidated Financial Statements
                     Refer to Part II, Item 8 of this report.

                 (2) Financial Statement Schedule
                     a.  Schedule II - Valuation and Qualifying Accounts

                 (3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 and E-2, are submitted as a separate section of this report.

         b. During the last quarter of the fiscal year ended January 31, 1997, the Company filed a Current Report on Form 8-K dated December 30, 1996. The Items Nos. 1, 2 and 7 were reported on in such report. Midwesco, Inc. and Subsidiaries

            Consolidated Financial Statements and Unaudited Pro Forma Combined Financial Statements were included in such report.

      c.    See Item 14(a)(3) above.

      d. The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of MFRI, Inc. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Chicago, Illinois
April 18, 1997

                          MFRI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



Fiscal Year Ended January 31,                         1997                1996          1995
-----------------------------------------------------------------------------------------------
Net sales                                          $93,573,000       $85,838,000    $75,495,000

Cost of sales                                       71,768,000        68,958,000     62,898,000
-----------------------------------------------------------------------------------------------

Gross Profit                                        21,805,000        16,880,000     12,597,000

Operating expenses:
   Selling expense                                   6,104,000         4,585,000      3,832,000
   General and administrative expense                8,740,000         6,993,000      6,025,000
   Management services agreement - net                 565,000           564,000        356,000

-----------------------------------------------------------------------------------------------
      Total Operating Expenses                      15,409,000        12,142,000     10,213,000
-----------------------------------------------------------------------------------------------

Income from Operations                               6,396,000         4,738,000      2,384,000

Interest expense - net                                 992,000           925,000        496,000
-----------------------------------------------------------------------------------------------

Income Before Income Taxes                           5,404,000         3,813,000      1,888,000


Income taxes                                         2,174,000         1,440,000        685,000



-----------------------------------------------------------------------------------------------
Net Income                                          $3,230,000        $2,373,000     $1,203,000
-----------------------------------------------------------------------------------------------


Net income per common share                              $0.70             $0.52          $0.27

Weighted Average Common
  and Common Share Equivalents Outstanding           4,627,000         4,543,000      4,493,000


See notes to consolidated financial statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31,


ASSETS                                                                1997             1996
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 3,416,000     $   449,000
   Trade accounts receivable (net of allowance
     for doubtful accounts: 1997 - $270,000;
    1996 - $199,000)                                                18,759,000      16,137,000
   Accounts receivable - related companies                             157,000         165,000
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                               2,807,000       4,032,000
   Income taxes receivable                                             186,000         363,000
   Inventories                                                      17,244,000      13,205,000
   Deferred income taxes                                             2,193,000       1,733,000
   Prepaid expenses and other current assets                           487,000         781,000
----------------------------------------------------------------------------------------------
Total Current Assets                                                45,249,000      36,865,000
----------------------------------------------------------------------------------------------

RESTRICTED CASH FROM BOND PROCEEDS                                   3,880,000       5,046,000

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements                                  6,846,000       3,353,000
   Machinery and equipment                                           9,237,000       7,532,000
   Furniture and office equipment                                    2,919,000       2,051,000
   Transportation equipment                                          1,147,000         700,000
----------------------------------------------------------------------------------------------
                                                                    20,149,000      13,636,000
   Less accumulated depreciation and amortization                    5,095,000       3,752,000
----------------------------------------------------------------------------------------------
   Property, Plant and Equipment - Net                              15,054,000       9,884,000
----------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patents (net of accumulated amortization)                         1,128,000       1,237,000
   Goodwill (net of accumulated amortization)                        8,120,000       4,733,000
   Other assets                                                      1,897,000       1,220,000
----------------------------------------------------------------------------------------------
Total Other Assets                                                  11,145,000       7,190,000
----------------------------------------------------------------------------------------------
Total Assets                                                       $75,328,000     $58,985,000
==============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY                                      1997            1996
CURRENT LIABILITIES:
   Drafts payable                                                       $1,598,000      $2,209,000
   Accounts payable:
      Trade                                                              6,261,000       4,807,000
      Related companies                                                     16,000         183,000
   Accrued compensation and payroll taxes                                1,579,000         939,000
   Other accrued liabilities                                             1,128,000       1,020,000
   Commissions payable                                                   6,049,000       4,509,000
   Current maturities of long-term debt                                    564,000       3,031,000
   Billings in excess of costs and
     estimated earnings on uncompleted contracts                           210,000         490,000
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                               17,405,000      17,188,000
--------------------------------------------------------------------------------------------------


   Long-term debt, less current maturities                              23,921,000      14,267,000
   Deferred income taxes and other                                       1,148,000       1,307,000
--------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                             25,069,000      15,574,000
--------------------------------------------------------------------------------------------------





STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value,  authorized 15,000,000 shares;
      Issued and outstanding: 1997 - 4,962,000 : 1996 - 4,524,000           50,000          45,000
   Additional paid-in capital                                           21,384,000      17,967,000
   Retained earnings                                                    11,478,000       8,248,000
   Accumulated translation adjustment                                      (58,000)        (37,000)

--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              32,854,000      26,223,000
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             $75,328,000     $58,985,000
==================================================================================================

See notes to consolidated financial statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                            COMMON
                                             STOCK              ADDITIONAL   RETURNABLE                  ACCUMULATED
                                           ------------------   PAID-IN      SHARES HELD    RETAINED     TRANSLATION       TOTAL
                                            SHARES     AMOUNT   CAPITAL      IN ESCROW      EARNINGS     ADJUSTMENT
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 1, 1994                 4,289,000   $43,000  $16,439,000                  $4,672,000                  $21,154,000

Net income                                                                                   1,203,000                    1,203,000
Shares issued in connection with the:
     Acquisition of Ricwil, Inc.            185,000     2,000    1,298,000                                                1,300,000
     Public stock offering                  180,000     2,000    1,139,000                                                1,141,000
Shares returnable from escrow pursuant
     to Ricwil purchase agreement          (125,000)                           (877,000)                                   (877,000)
Unrealized translation adjustment                                                                            19,000          19,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995                 4,529,000    47,000   18,876,000     (877,000)     5,875,000       19,000      23,940,000

Net income                                                                                   2,373,000                    2,373,000
Shares returned from escrow due to
   Ricwil settlement                         (5,000)   (2,000)    (909,000)     877,000                                     (34,000)
Unrealized translation adjustment                                                                           (56,000)        (56,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996                 4,524,000    45,000   17,967,000                   8,248,000      (37,000)     26,223,000

Net income                                                                                   3,230,000                    3,230,000
Shares issued in connection with the
   acquisition of Eurotech                   31,000                214,000                                                  214,000
Shares issued in connection with the
   acquisition of Midwesco                2,124,000    22,000   16,718,000                                               16,740,000
Shares held by Midwesco retired
   at time of Midwesco acquisition       (1,718,000)  (17,000) (13,518,000)                                             (13,535,000)
Stock options exercised                       1,000                  3,000                                                    3,000
Unrealized translation adjustment                                                                           (21,000)        (21,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997                 4,962,000   $50,000  $21,384,000                 $11,478,000     ($58,000)    $32,854,000
====================================================================================================================================

See notes to consolidated financial statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


FISCAL YEAR ENDED  JANUARY 31,                                              1997            1996            1995
---------------------------------------------------------------------------------------------------------------------
        Cash Flows from Operating Activities:
        Net income                                                    $3,230,000      $2,373,000      $1,203,000
        Adjustments to reconcile net income to
         net cash flows from operating activities:
          Provision for depreciation and amortization                  1,810,000       1,335,000         902,000
          Deferred income taxes                                         (189,000)         52,000        (266,000)
          Foreign currency translation adjustment                        (21,000)        (56,000)         19,000
          Change in operating assets and liabilities, net of
           effects of purchased businesses:
               Accounts receivable                                      (463,000)     (1,010,000)     (1,416,000)
               Income taxes receivable                                   177,000        (265,000)        (23,000)
               Inventories                                                64,000      (1,774,000)       (161,000)
               Prepaid expenses and other assets                         512,000      (1,151,000)     (1,405,000)
               Accounts payable                                       (1,417,000)       (766,000)       (990,000)
               Compensation and payroll taxes                            461,000         127,000         143,000
               Other accrued liabilities                                 537,000          (4,000)     (1,428,000)
        ---------------------------------------------------------------------------------------------------------
          Net Cash Flows from Operating Activities                     4,701,000      (1,139,000)     (3,422,000)
        ---------------------------------------------------------------------------------------------------------

        Cash Flows from Investing Activities:
        Change in restricted cash from Industrial Revenue Bonds        1,166,000      (5,046,000)
        Acquisition of businesses, net of cash acquired                 (211,000)       (690,000)       (860,000)
        Purchase of property and equipment                            (2,726,000)     (2,259,000)     (1,836,000)
        ---------------------------------------------------------------------------------------------------------
          Net Cash Flows from Investing Activities                    (1,771,000)     (7,995,000)     (2,696,000)
        ---------------------------------------------------------------------------------------------------------

        Cash Flows from Financing Activities:
        Net payments on capitalized lease obligations                   (295,000)       (151,000)       (129,000)
        Proceeds from issuance of Industrial Revenue Bonds                             6,300,000
        Borrowings under revolving, term, and mortgage loans          38,242,000      18,500,000      17,049,000
        Repayment of bank debt and accrued interest                  (37,913,000)    (15,550,000)    (12,450,000)
        Stock options exercised                                            3,000
        Net proceeds from public offering of common stock                                              1,141,000
        ---------------------------------------------------------------------------------------------------------
          Net Cash Flows from Financing Activities                        37,000       9,099,000       5,611,000
        ---------------------------------------------------------------------------------------------------------

        Net increase (decrease)  in cash and cash equivalents          2,967,000         (35,000)       (507,000)
        Cash and Cash Equivalents at Beginning of Year                   449,000         484,000         991,000
        ---------------------------------------------------------------------------------------------------------
        Cash and Cash Equivalents at End ofYear                       $3,416,000        $449,000        $484,000
        =========================================================================================================


        See notes to consolidated financial statements

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE 1 -- BASIS OF PRESENTATION

MFRI, Inc. ("MFRI") was incorporated on October 12, 1993, and on January 28, 1994 became successor by merger to Midwesco Filter Resources, Inc. ("Midwesco Filter"), and acquired on that date all of the assets of the Perma-Pipe division of Midwesco, Inc. ("Perma-Pipe"), subject to specified liabilities, in exchange for cash and stock of MFRI.

On December 30, 1996 MFRI acquired, through the merger of Midwesco, Inc. ("Midwesco") into MFRI, all of the assets of Midwesco's Thermal Care business ("Thermal Care") subject to specified liabilities including all liabilities relating to three lawsuits arising from warranty obligations relating to Perma-Pipe, Midwesco's rights under leases (primarily its Niles, Illinois lease of the building that serves as the principal offices of MFRI and Midwesco and as the manufacturing facility of Thermal Care), the deferred tax assets of Midwesco, and 1,718,000 shares of the common stock of MFRI owned by Midwesco. Midwesco was owned primarily by certain management stockholders of MFRI and their families.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of MFRI include the consolidated accounts of MFRI and its wholly-owned subsidiaries Midwesco Filter and Perma-Pipe and Perma-Pipe's subsidiaries, Perma-Pipe Services, Ltd. ("PPSL"), Ricwil Piping Systems Company ("Ricwil") (subsequent to September 30, 1994), and SZE Hagenuk GmbH of Hamburg,Germany ("SZE Hagenuk") (subsequent to December 6, 1995) (collectively the "Company"). All significant intercompany balances and transactions have been eliminated.

NATURE OF BUSINESS:    Midwesco Filter is engaged principally in the
manufacture and sale of filter bags for use in industrial air pollution control systems known as "baghouses". Baghouses are used in a wide variety of industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. Perma-Pipe and its subsidiaries are engaged in the engineering, designing and manufacturing of specialty piping systems and leak detection and location systems. Thermal Care is engaged in the engineering, designing and manufacturing of industrial process cooling equipment, including chillers, cooling towers, pump and tank assemblies, temperature controllers, and water treatment equipment.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Midwesco Filter, SZE Hagenuk and Thermal Care recognize revenues at the date of shipment. Perma-Pipe and its subsidiaries, Ricwil and PPSL, recognize revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

USE OF ESTIMATES: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATING CYCLE: The length of Perma-Pipe and PPSL contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

CASH EQUIVALENTS: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost of inventories is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

                                             January 31,
                                        1997             1996
                                       ------------------------

Raw materials                          $12,443,000  $10,265,000
Work in process                          2,011,000      960,000
Finished goods                           2,790,000    1,980,000
                                       -----------  -----------

Total                                  $17,244,000  $13,205,000
                                       ===========  ===========


LONG-LIVED ASSETS: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

Goodwill reflected in the consolidated financial statements relates to the Company's fiscal 1994 acquisition of Perma-Pipe, its fiscal 1995 acquisition of Ricwil, and its fiscal 1997 acquisition of Midwesco. The Company amortizes goodwill on the straight-line basis over 40 years for the Perma-Pipe and Ricwil acquisitions and 25 years for the Midwesco acquisition.

Patents are capitalized and amortized on the straight-line basis over a period not to exceed the legal lives of the patents.

In fiscal 1997, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. It was the company's past policy to measure an impairment loss for assets held for use based on expected undiscounted future cash flows. Adoption of this statement will result in recognition of a larger loss, based on discounted future cash flows, in the year of impairment and lower depreciation charges over the remaining life of the asset. Since adoption, no impairment losses have been recognized. The recognition and measurement of impairment losses for long-lived assets to be disposed of under SFAS No. 121 is consistent with the company's past practice.

FOREIGN CURRENCY: The balance sheet accounts of PPSL and SZE Hagenuk are translated into United States dollars at the balance sheet date exchange rate and statement of operation items are translated at the average exchange rate for the year; resulting balance sheet translation adjustments are reflected as a separate component of stockholders' equity. PPSL generates and expends cash in the functional currency of the United Kingdom. SZE Hagenuk's functional currency is that of the Federal Republic of Germany.

NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, including common stock equivalents which consist of stock options and stock purchase warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of cash and cash equivalents, accounts receivable, restricted cash and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of long-term obligations are a reasonable estimate of their fair values as the interest rates approximate rates currently available to the Company for debt with similar terms and remaining maturities.

RECLASSIFICATIONS: Certain previously reported amounts have been reclassified to conform with the current period presentation.

STOCK OPTIONS: The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, in accounting for its employee stock options. Under APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized. Pro forma net income and net income per share is presented in the stock option note as if the alternative fair value method of acccounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), had been applied to options granted after January 31, 1995.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Prior to the Company's acqusition of Midwesco, Midwesco provided certain services and facilities to the Company and the Company provided certain services to Midwesco. Such services and facilities have been provided under management services agreements approved by the Company's Independent Directors (Note 13). Pursuant to such agreements, the Company reimbursed Midwesco $600,000, $564,000 and $381,000 during the years ended January 31, 1997, 1996 and 1995, respectively and Midwesco reimbursed the Company $35,000, $0 and $25,000 during the years ended January 31, 1997, 1996 and 1995, respectively. Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received under arms-length transactions.


NOTE 4 -- ACQUISITIONS

THERMAL CARE

On December 30, 1996, MFRI acquired, through merger of Midwesco into MFRI, the Thermal Care business of Midwesco, for 406,000 shares of the Company's stock (net of 1,718,000 shares previously owned by Midwesco and canceled in the merger), valued at $7.88 per share or $3,204,000.

The acquisition has been accounted for as a purchase and the accounts of Thermal Care have been included in the consolidated financial statements since the date of acquisition, including income from operations ($137,000 - see Note
11), net income ($84,000) and net income per common share ($.02). The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($3,094,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 25 year period on the straight line basis.

The following represents the unaudited proforma results of operations as if the acquisition of Thermal Care had occurred on February 1, 1995. Included in the proforma results for the year ended January 31, 1997 is a proforma pretax provision of $400,000 (after tax $244,000) or $.05 per share for the estimated ultimate cost of three lawsuits which had been considered in negotiating the acquisition price of the Thermal Care Merger and which, upon the consummation of the Thermal Care Merger, became the obligations of MFRI. Pursuant to the agreement relating to the Thermal Care Merger, should MFRI spend more than an aggregate of $400,000 in costs, expenses, judgements or settlements of such lawsuits, additional amounts will be paid from a special escrow holding 66,890 shares of MFRI common stock, such escrow having been established as a part of the Thermal Care Merger. Management believes that the liability recognized is adequate and that the lawsuits' outcome should not have a material adverse effect on the Company.



                                                  Year Ended January 31,
                                                1997                  1996
                                            ---------------------------------

Net sales                                   $111,793,000         $105,613,000
Income after taxes before proforma
  lawsuit provision                            3,604,000            2,676,000
Income after taxes per common share before
  proforma lawsuit provision                         .72                  .54
Net Income                                     3,362,000            2,676,000
Net income per common share                          .67                  .54
Weighted average common shares outstanding     4,997,000            4,949,000


SZE HAGENUK

On December 6, 1995, Perma-Pipe acquired for $690,000 cash the net assets of the leak detection operations of SZE Hagenuk. The acquisition has been accounted for as a purchase and the accounts of SZE Hagenuk have been included in the consolidated financial statements since the date of acquisition.

RICWIL

On September 30, 1994, MFRI and a subsidiary acquired substantially all of the assets, net of specified assumed liabilities, of Ricwil. The purchase price consisted of $860,000 and up to 185,000 shares of MFRI common stock valued at $1,300,000. The shares of common stock were issued at closing and held in escrow subject to final determination of the purchase price. In the years ended January 31, 1995 and 1996 final settlements regarding the purchase price were reached, resulting in the return of 130,000 shares of common stock to the Company.

The acquisition was accounted as a purchase and the accounts of Ricwil have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($2,835,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 40 year period on the straight-line basis.

NOTE 5 -- RETENTION RECEIVABLE

Retention of $1,068,000 and $545,000 at January 31, 1997 and 1996,
respectively, is included in the balance of trade accounts receivable.

NOTE 6 -- COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts at January 31 are as follows:

                                                    1997         1996
                                                -----------  -----------
Costs incurred on uncompleted contracts         $16,902,000  $15,132,000
Estimated earnings                                4,201,000    3,203,000
Earned revenue                                   21,103,000   18,335,000
                                                -----------  -----------
Less billings to date                            18,506,000   14,793,000
                                                -----------  -----------
Total                                           $ 2,597,000  $ 3,542,000
                                                ===========  ===========
Classified as follows:

Costs and estimated earnings in excess of
 billings on uncompleted contracts              $ 2,807,000  $ 4,032,000
Billings in excess of costs and estimated
earnings on uncompleted contracts                  (210,000)    (490,000)
                                                -----------  -----------
Total                                           $ 2,597,000  $ 3,542,000
                                                ===========  ===========

NOTE 7 -- DEBT

Long-term debt at January 31 consists of the following:

                                                    1997         1996
                                                ------------------------

7.21% Unsecured senior notes due 2007           $15,000,000  $     -
Term bank loan                                                 2,750,000
Revolving bank loan                                  67,000    7,750,000
Mortgage note and other                             862,000      100,000
Industrial Revenue Bonds                          6,300,000    6,300,000
Capitalized lease obligations (Note 8)            2,256,000      389,000
                                                -----------  -----------
                                                 24,485,000   17,298,000
Less current maturities                             564,000    3,031,000
                                                -----------  -----------
Total                                           $23,921,000  $14,267,000
                                                ===========  ===========

The Company issued $15,000,000 of 7.21% unsecured senior notes due January 31, 2007 to institutional investors. $10,000,000 was received on December 20, 1996 and $5,000,000 on January 22, 1997. Level principal repayments are to be made beginning January 31, 2001. Earlier principal payments can be made at the Company's option. There are certain financial covenants to be met as long as the notes are outstanding. At January 31, 1997, the Company was in compliance with these covenants.

On December 19, 1996 the Company obtained a $5,000,000 revolving line of credit maturing on March 31, 2000 and bearing interest, at the Company's option, at either the prime rate (8.25% at January 31, 1997) or at the LIBOR rate for the term of the loan plus a margin (1.50% at January 31, 1997) redetermined each quarter based upon Company's interest coverage ratio. The loan agreement includes certain financial covenants and is unsecured. At January 31, 1997, the Company was in compliance with these covenants.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the industrial revenue bonds described below.

On September 14, 1995, and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe issued Industrial Revenue Bonds, the proceeds of which are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1994 for Midwesco Filter in Winchester, Virginia ($3,150,000) and Perma-Pipe in Lebanon, Tennessee ($3,150,000). While the bonds mature twelve years from the date of issuance, the Company's agreement with a Trustee Bank requires equal annual principal reductions sufficient to amortize the bonds in full, beginning approximately four years after issuance. The bonds bear interest at a variable rate, which approximated 5% at January 31, 1997, including letters of credit and remarketing fees. Each bond indenture established a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreements. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $3,880,000 at January 31, 1997 and $5,046,000 at January 31, 1996. The bonds are fully secured by bank letters of credit which expire approximately two years from issuance; the Company expects to arrange for renewal, reissuance or extension of the letters of credit prior to expiration.

Maturities of long-term debt in each of the next five years are as follows:
1998 - $564,000; 1999 - $398,000; 2000 - $196,000; 2001 - $2,271,000; 2002 -
$2,292,000; thereafter $18,782,000.

NOTE 8 -- LEASE INFORMATION

    The following is an analysis of property under capitalized leases:

                                                   1997       1996
                                               -----------------------
     Building and improvements                 $1,594,000   $      -
     Machinery and equipment                      431,000
     Furniture, fixtures and office equipment     310,000    149,000
     Transportation equipment                   1,294,000    578,000
                                               ----------   --------
                                                3,629,000    727,000
     Less accumulated amortization             (1,963,000)  (351,000)
                                               ----------   --------
                                               $1,666,000   $376,000
                                               ==========   ========

The Company's lease for the building and improvements is with a partnership which is owned by certain management stockholders of MFRI; the lease expires in December, 2007.

The future minimum lease payments under the capitalized leases are as follows:

      1998                                                   $  749,000
      1999                                                      606,000
      2000                                                      370,000
      2001                                                      283,000
      2002                                                      283,000
      Thereafter                                              1,351,000
                                                             ----------
                                                              3,642,000
Less amount representing interest                             1,386,000
                                                             ----------
Present value of future minimum lease payments (Note 7)      $2,256,000
                                                             ==========

NOTE 9 -- INCOME TAXES

The following is a summary of domestic and foreign income before income taxes:

      Domestic                                               $5,087,000
      Foreign                                                   317,000
                                                             ----------
                                                             $5,404,000
                                                             ==========

Components of income tax expense are as follows:

                                                  Year Ended January 31,
                                               1997        1996      1995
                                            ----------  ----------  ---------
       Current:
        Federal                             $1,835,000  $1,270,000  $926,000
        Foreign                                218,000      30,000   (14,000)
        State and other                        310,000     192,000    39,000
                                            ----------  ----------  --------
                                             2,363,000   1,492,000   951,000
       Deferred                               (189,000)    (52,000) (266,000)
                                            ----------  ----------  --------
        Total                               $2,174,000  $1,440,000  $685,000
                                            ==========  ==========  ========

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate is as follows:

                                          Year Ended January 31,
                                         1997      1996         1995
                                     ---------------------------------

Tax at federal statutory rate        $1,837,000  $1,296,000   $642,000
Foreign rate tax differential            86,000
State taxes, net of federal benefit     258,000     162,000     17,000
Other - net                              (7,000)    (18,000)    26,000
                                     ----------  ----------   --------
Total                                $2,174,000  $1,440,000   $685,000
                                     ==========  ==========   ========

Components of the deferred income tax asset balance as of January 31, 1997 and 1996 are as follows:

                                         1997          1996
                                      -------------------------

Accrued commissions                   $1,397,000    $1,194,000
Allowance for doubtful accounts           67,000        53,000
Inventory valuation allowance             92,000        85,000
Vacation accruals                        139,000       100,000
Insurance accruals                       142,000        69,000
Inventory uniform capitalization          89,000        28,000
Sales reserve                            158,000       128,000
Other                                    109,000        76,000
                                     -----------  ------------
Total                                 $2,193,000    $1,733,000
                                     ===========  ============



Components of the deferred income tax liability balance as of January 31, 1997 and 1996 are as follows:

                                                1997        1996
                                             ----------------------

            Depreciation                     $  946,000  $  844,000
            Foreign acquisition adjustments     106,000     240,000
            Other                                 7,000     127,000
                                             ----------  ----------
            Total                            $1,059,000  $1,211,000
                                             ==========  ==========

NOTE 10 -- EMPLOYEE RETIREMENT PLANS

PENSION PLAN

Midwesco Filter has a defined benefit plan covering its hourly rated employees. The benefits are based on fixed amounts multiplied by years of service of retired participants. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date and those expected to be earned in the future. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. Midwesco Filter may contribute additional amounts at its discretion.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at January 31, 1997 and 1996:


                                                   1997        1996
                                               ------------------------
Actuarial present value of:
   Vested benefit obligation                   $   758,000     $698,000
                                               ===========   ==========
   Accumulated benefit obligation              $   782,000     $719,000
                                               ===========   ==========
Projected benefit obligation                   $   782,000     $746,000
Plan assets at fair value                        1,004,000      698,000
                                               -----------   ----------
Projected benefit obligation in excess of
 plan assets                                       222,000      (48,000)
Unrecognized net transition obligation               4,000        5,000
Unrecognized prior service cost                    104,000      112,000
Unrecognized net (gain) loss                      (278,000)     (77,000)
                                               -----------   ----------
PREPAID (ACCRUED) PENSION COST                 $    52,000      ($8,000)
                                               ===========   ==========

Net periodic pension expense for 1997, 1996 and 1995 includes the following components:

                                                  1997        1996       1995
                                              ---------------------------------
Service cost - benefits earned
 during the year                                 $39,000     $32,000    $28,000
Interest cost on projected benefit obligation     53,000      48,000     39,000
Actual return on plan assets                    (224,000)   (239,000)    39,000
Net amortization and deferral                    172,000     212,000    (75,000)
                                              ----------  ----------  ---------
   NET PENSION EXPENSE                           $40,000     $53,000    $31,000
                                              ==========  ==========  =========

Assumptions used in accounting for pension costs at January 31, 1997, 1996 and 1995, were: discount rate of 7.50%, 7.25%, and 7.5%, respectively, and a rate of return on plan assets of 8.0% for each year.

Approximately 91% and 68% of the plan assets at January 31, 1997 and 1996, are invested in corporate common stocks and bonds, with the remainder invested in money market and mutual funds.

401(K) PLAN

The employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees who are covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions up to 16% of total compensation. Prior to February 1, 1995, the Company made contributions to this 401(K) Plan in an amount equal to 25% of each participant's contribution, up to a maximum of 1% of their salaries. Beginning February 1, 1995, the Company contribution was increased to 50% of each participant's contribution, up to a maximum of 2% of their salaries.

Contributions to the 401(K) Plan and its predecessors were $194,000, $180,000 and $133,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

NOTE 11 -- BUSINESS SEGMENT INFORMATION

The Company has three business segments; the filtration product business, the piping systems product business and the industrial process cooling equipment business. The industrial process cooling business equipment segment was established with the acquisition of Midwesco in December, 1996. Intersegment sales are not material. The following is information relevant to the Company's business segments:


SEGMENT INFORMATION:
                                             1997        1996        1995
                                          -----------------------------------
SALES:
     Filtration products                  $37,563,000 $36,590,000 $31,270,000
     Piping system products                54,194,000  49,248,000  44,225,000
     Industrial process cooling equipment   1,816,000
                                          ----------- ----------- -----------
TOTAL SALES                               $93,573,000 $85,838,000 $75,495,000
                                          =========== =========== ===========

INCOME FROM OPERATIONS:
     Filtration products                  $ 4,615,000 $ 4,086,000 $ 2,554,000
     Piping system products                 4,033,000   2,585,000   1,383,000
     Industrial process cooling equipment     137,000
     Corporate                             (2,389,000) (1,933,000) (1,553,000)
                                          ----------- ----------- -----------
TOTAL INCOME FROM OPERATIONS              $ 6,396,000 $ 4,738,000 $ 2,384,000
                                          =========== =========== ===========
IDENTIFIABLE ASSETS:
     Filtration products                  $21,833,000 $18,538,000 $13,676,000
     Piping system products                36,415,000  37,051,000  30,946,000
     Industrial process cooling equipment  11,413,000
     Corporate                              5,667,000   3,396,000   3,295,000
                                          ----------- ----------- -----------
TOTAL IDENTIFIABLE ASSETS                 $75,328,000 $58,985,000 $47,917,000
                                          =========== =========== ===========

CAPITAL EXPENDITURES:
     Filtration products                   $1,371,000 $    937,000 $   442,000
     Piping system products                 1,197,000    1,119,000   1,219,000
     Industrial process cooling equipment      10,000
     Corporate                                148,000      203,000     175,000
                                           ---------- ------------ -----------
TOTAL CAPITAL EXPENDITURES                 $2,726,000 $  2,259,000 $ 1,836,000
                                           ========== ============ ===========

DEPRECIATION AND AMORTIZATION:
     Filtration products                   $  477,000 $    336,000 $   252,000
     Piping system products                 1,049,000      880,000     606,000
     Industrial process cooling equipment      14,000
     Corporate                                270,000      119,000      44,000
                                           ---------- ------------ -----------
TOTAL DEPRECIATION AND
     AMORTIZATION                          $1,810,000 $  1,335,000 $   902,000
                                           ========== ============ ===========

Export sales totaled $9,785,000 for the year ended January 31, 1997 and were less than 10% of consolidated net sales for the years ended January 31, 1996 and January 31, 1995. Foreign net sales and identifable assets were less than 10% of consolidated net sales and total assets, respectively, for all years reported.

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION

A summary of annual supplemental cash flow information follows:


                                                               Year Ended January 31,
                                                              1997       1996        1995
                                                         ------------------------------------
Cash paid for:
  Income taxes                                           $ 2,225,000   $ 1,757,000  $1,032,000
  Interest                                                 1,076,000       928,000     410,000

Schedule of Noncash Investing and Financial Activities:
Fixed assets acquired under capital leases               $   643,000   $   216,000  $  287,000
                                                         ===========   ===========  ==========
Settlement of Ricwil acquisition
 contingencies:
  Fair value of assets acquired                                        $(1,476,000)
  Cost in excess of net assets acquired                                    889,000
  Common stock redeemed                                                    125,000
                                                                       -----------
  Liabilities reduced                                                  $  (462,000)
                                                                       ===========
Purchase of businesses:
  Fair value of assets acquired
        (net of cash received)                          $  9,921,000   $ 1,140,000  $4,778,000
  Cost in excess of net assets acquired                    3,311,000      (110,000)  1,946,000
  Cash paid                                                 (211,000)     (690,000)   (860,000)
  Common stock issued                                     (3,418,000)                 (423,000)
                                                        ------------   -----------  ----------
   Liabilities assumed                                  $  9,603,000   $   340,000  $5,441,000
                                                         ===========   ===========  ==========

NOTE 13 -- STOCK OPTIONS

Under the 1989, 1993 and 1994 Stock Option Plans (Option Plans) 150,000, 100,000 and 250,000 shares of common stock, respectively, are reserved for issuance to key employees of the Company and its affiliates as well as selected advisors and consultants to the Company. In addition, under the 1994 Option Plan, an additional one percent of shares of the Company's common stock outstanding are added to the shares reserved for issuance each February 1, beginning February 1, 1995. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plan may be either non-qualified options or incentive options. Such options vest ratably over 4 years and are exercisable for up to ten years from the date of grant.

The Company issued a stock purchase warrant to an investment banker in connection with the Company's public sale of common stock. The warrant entitles the holder to purchase 15,000 shares of common stock at $8.10 and may be exercised through January 1999.

Pursuant to the 1990 Independent Directors' Stock Option Plan (Directors' Plan) an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company ("Independent Director") on the date the individual is first elected as a director of the Company. In addition, on June 20, 1995, options to purchase 1,000 shares were granted to each Independent Director and options to purchase 1,000 shares are to be granted to each Independent Director annually thereafter. Option exercise prices will be at fair market value of the common stock on the date of grant. Such options vest ratably over 4 years and are exercisable up to ten years from the date of the grant.

The following summarizes the changes in options and warrants under the plans:


                                                Year Ended January 31,
                                        1997                            1996
                                   -----------------------------------------------------
                                            Weighted Average            Weighted Average
                                   Shares     Exercise Price    Shares    Exercise Price
                                   -----------------------------------------------------

Outstanding at beginning of year   391,300        $6.60         291,700         $7.33
Granted                             89,000         6.88          99,600          4.45
Exercised                             (750)        4.44
                                   -------                      -------
Outstanding at end of year         479,550         6.65         391,300          6.60
                                   =======                      =======

Options exercisable at year-end    271,525                      206,525

Weighted average fair value of
options granted during the year      $3.83                        $2.49

The following table summarizes information concerning outstanding and exercisable options and warrants at January 31, 1997:


Exercise Price                          Options Outstanding                   Options Exercisable
--------------                          -------------------                   -------------------
                Number          Weighted Average   Weighted Average     Number          Weighted Average
                Outstanding at  Remaining          Exercise             Exercisable at  Exercise
                Jan. 31, 1997   Contractual Life   Price                Jan. 31, 1997   Price
--------------------------------------------------------------------------------------------------------

    $8.10         15,000               2.0           $8.10               15,000             $8.10
     6.50         10,000               3.2            6.50               10,000              6.50
     8.00        117,200               3.4            8.00              110,250              8.00
     6.75        139,500               7.0            6.75              104,625              6.75
     7.25         10,000               7.0            7.25                7,500              7.25
     4.44         95,850               8.2            4.44               23,400              4.44
     4.88          3,000               8.4            4.88                  750              4.88
     6.88         89,000               9.2            6.88                                   6.88
                --------                                                -------
                 479,550                                                271,525
                ========                                                =======


The weighted average fair value of options granted during fiscal 1997 and 1996 is estimated at $3.83 and $2.49 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                1997     1996
                                             -------------------
Expected volatility                          43.00%     42.30%
Expected life in years                        7          7
Risk-free interest rate                       6.58%      6.95%
Dividend yield                                0.0%       0.0%


Had compensation cost for the Company's fiscal 1997 and 1996 grants for stock-based compensation plans been recognized consistent with SFAS 123, the Company's net income and earnings per share for fiscal 1997 and 1996 would approximate the pro forma amounts below:


                                                      1997      1996
                                                  ----------------------
Net income - as reported                          $3,230,000  $2,373,000
Net income - pro forma                             3,153,000   2,345,000
Net income per common share - as reported             $0.70      $0.52
Net income per common share - pro forma               $0.68      $0.52


For the purpose of pro forma disclosure, the estimated compensation costs are amortized to expense over the options vesting period, four years. Therefore, because SFAS 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended January 31, 1997 and 1996:


                                     Fiscal 1997
                                 Three Months Ended
                    April         July        Oct.         Jan.
                     30th         31st        31st         31st
                 ---------------------------------------------------

Net Sales        $18,813,000  $26,142,000  $25,326,000  $23,292,000
Gross Profit       4,112,000    6,034,000    6,150,000    5,509,000
Net Income           394,000    1,132,000    1,192,000      512,000
Per Share Data:
Net Income           $0.09        $0.25        $0.26        $0.11




                                           Fiscal 1996
                                        Three Months Ended
                           April        July         Oct.         Jan.
                           30th         31st         31st         31st
                       --------------------------------------------------

Net Sales              $18,021,000  $21,858,000  $25,883,000  $20,076,000
Gross Profit             3,439,000    4,517,000    4,834,000    4,090,000
Net Income                 322,000      759,000      897,000      395,000
Per Share Data:
Net Income                 $0.07        $0.17        $0.20        $0.09

                                                                     Schedule II

                          MFRI, Inc. And Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended January 31, 1997, 1996 and 1995

           COL. A                       COL. B             COL. C                     COL. D               COL. E
--------------------------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                   -------------------------
                                                      (1)            (2)
                                      Balance at   Charged to     Charged to
                                      beginning     Costs and       Other          Deductions From    Balance at End
         DESCRIPTION                  of period     Expenses       Accounts            Reserves          of Period
--------------------------------------------------------------------------------------------------------------------
Year ended January 31, 1997:
Allowance for possible losses
in collection of trade
receivables                           $199,000        99,000       $10,000 (A)       $38,000(B)           $270,000
                                      ========       =======     =========           =======              ========
Year ended January 31, 1996:
Allowance for possible losses
in collection of trade
receivables                           $269,000       $84,000     ($137,000)(A)       $17,000(B)           $199,000
                                      ========       =======     =========           =======              ========
Year ended January 31, 1995:
Allowance for possible losses
in collection of trade
receivables                            $95,000       $88,000      $137,000 (A)       $51,000(B)           $269,000
                                      ========       =======     =========           =======              ========

Note -- A   Acquired with purchase of business or (reversed) as part of settlement of purchase agrement

Note -- B  Uncollectible accounts written off.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MFRI, INC.


Date: April 30, 1997                    By:  /s/ David Unger
                                             ----------------------------------
                                             David Unger,
                                             Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


DAVID UNGER*             Director and Chairman of the          )
                          Board of Directors (Principal        )
                          Executive Officer)                   )
                                                               )
HENRY M. MAUTNER*        Director                              ) April 30, 1997
                                                               )
GENE K. OGILVIE*         Director                              )
                                                               )
FATI A. ELGENDY*         Director                              )
                                                               )
BRADLEY E. MAUTNER*      Director                              )
                                                               )
DON GRUENBERG*           Director                              )
                                                               )
MICHAEL D. BENNETT*      Vice President, Secretary and         )
                          Treasurer (Principal Financial       )
                          and Accounting Officer)              )
                                                               )
ARNOLD F. BROOKSTONE*    Director                              )
                                                               )
EUGENE MILLER*           Director                              )
                                                               )
STEPHEN B. SCHWARTZ      Director                              )
                                                               )
                                                               )
*By:/s/ David Unger      Individually and as Attorney-in-Fact  )
    ----------------                                           )
    David Unger                                                )

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                       PAGE NO.+
-----------  -----------------------------------------------------  ---------

   2(a) Agreement for Merger, dated October 25, 1996, by and between MFRI, Inc. and Midwesco, Inc. [Incorporated by reference to Appendix A of the Company's Proxy Statement dated November 12, 1996 relating to the Special Meeting of Stockholders of MFRI, Inc. held on December 16, 1996 (SEC File No. 1-18370)]

   2(b) Agreement and Plan of Merger, as amended, dated October 25, 1996, by and between MFRI, Inc. and Midwesco, Inc. [Incorporated by reference to Exhibit
             2.2 of the Company's Current Report on Form 8-K dated December 30, 1996 (SEC File No. 0-18370)]

   3(a)      Certificate of Incorporation of MFRI, Inc.
             [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]

   3(b)      By-Laws of MFRI, Inc. [Incorporated by reference to
             Exhibit 3.4 to Registration Statement No. 33-70298]

   4(a) Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No.
             33-70794]

   10(a)     Management Services Agreement dated December 30,
             1996 by and between MFRI, Inc. and Midwesco, Inc.
             (formerly known as Midwesco-Illinois, Inc.)

   10(b) 1989 Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(c) to the Company's Annual
             Report on Form 10-K for the fiscal year ended
             January 31, 1990*]

   10(c)     1993 Stock Option Plan [Incorporated by reference to
             Exhibit 10.4 of Registration Statement No. 33-70794]

   10(d)     1994 Stock Option Plan [Incorporated by reference to
             Exhibit 10(c) to the Company's Annual Report on Form
             10-K for the fiscal year ended January 31, 1994 (SEC
             File No. 0-18370)]



-------------------------------
}Included only in manually signed original
*SEC File No. 33-31850

EXHIBIT NO.                       DESCRIPTION                       PAGE NO.+
-----------  -----------------------------------------------------  ---------

   10(e) 1990 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-70794)]

   10(f)     Form of Directors Indemnification Agreement
             [Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-70298]

   10(g) Asset Purchase Agreement dated as of September 30, 1994 by and among Ricwil Piping Systems Limited Partnership, The Ricwil Piping systems Company and MFRI, Inc. [Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated September 30, 1994 (SEC File No. 0-18370)]

   10(h) Industrial Building Lease dated November 18, 1976 by and between American National Bank and Trust Company of Chicago, not personally but solely as Trustee, and known as Trust No. 39340, and MFRI, Inc.

    11       Statement regarding computation of per share earnings

    21       Subsidiaries of MFRI, Inc.

    23       Consent of Deloitte & Touche LLP

    24 Power of Attorney executed by directors and officers of the Company

DRW2366



-----------------------
}Included only in manually signed original
*SEC File No. 33-31850