Form 10-Q
period 1997-04-30
MFRI INC
filed 1997-06-13
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1997

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



Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X            No


On June 12, 1997, there were 4,965,729 shares of the Registrant's common stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                             April 30, 1997      Jan. 31, 1997
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $ 3,050,000       $  3,416,000
  Trade accounts receivable, net                 18,113,000         18,759,000
  Costs and estimated earnings in excess
     of billings on uncompleted contracts         4,493,000          2,807,000
  Deferred income taxes                           2,498,000          2,193,000
  Inventories                                    18,403,000         17,244,000
  Prepaid expenses and other current assets         853,000            830,000
  TOTAL CURRENT ASSETS                           47,410,000         45,249,000

RESTRICTED CASH FROM BOND PROCEEDS                3,917,000          3,880,000

PROPERTY, PLANT AND EQUIPMENT, at cost           21,314,000         20,149,000
  Less accumulated depreciation                   5,575,000          5,095,000
  PROPERTY, PLANT AND EQUIPMENT, net             15,739,000         15,054,000

OTHER ASSETS
  Goodwill, net                                   7,785,000          8,120,000
  Other, net                                      3,233,000          3,025,000
  TOTAL OTHER ASSETS                             11,018,000         11,145,000
  TOTAL ASSETS                                  $78,084,000        $75,328,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Drafts payable                               $  2,968,000        $ 1,598,000
  Accounts payable                                6,192,000          6,261,000
  Commissions payable                             5,676,000          6,049,000
  Current maturities of long-term debt              555,000            564,000
  Billings in excess of costs and estimated
     earnings on uncompleted contracts            1,465,000            210,000
  Other current liabilities                       2,634,000          2,723,000
  TOTAL CURRENT LIABILITIES                      19,490,000         17,405,000

LONG-TERM LIABILITIES
  Long-term debt -- less current maturities      23,904,000         23,921,000
  Deferred income taxes and other                 1,232,000          1,148,000
  TOTAL LONG-TERM LIABILITIES                    25,136,000         25,069,000

STOCKHOLDERS' EQUITY
  Common stock, $ .01 par value, authorized --
     15,000,000 shares;
     outstanding - 4,966,000 shares                  50,000             50,000
  Additional paid-in capital                     21,399,000         21,384,000
  Retained earnings                              12,066,000         11,478,000
  Accumulated translation adjustment                (57,000)           (58,000)
  TOTAL STOCKHOLDERS' EQUITY                     33,458,000         32,854,000
  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $78,084,000        $75,328,000

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 Three Months Ended April 30,
                                                1997               1996
Net Sales                                       $25,764,000        $18,813,000
Cost of sales                                    19,514,000         14,701,000

  GROSS PROFIT                                    6,250,000          4,112,000

Selling expense                                   2,127,000          1,263,000
General and administrative expense                2,749,000          1,948,000

  INCOME FROM OPERATIONS                          1,374,000            901,000
Interest expense - net                              378,000            257,000

  INCOME BEFORE INCOME TAXES                        996,000            644,000

Income taxes                                        408,000            250,000

  NET INCOME                                    $   588,000        $   394,000

Net income per common share                           $ .12              $ .09
Weighted average common and
  common share equivalents outstanding            5,033,000          4,557,000


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 Three Months Ended April 30,
                                                1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                    $   588,000        $   394,000
  Adjustments to reconcile net income
    to net cash flows from operating activities:
  Provision for depreciation and amortization       661,000            305,000
  Deferred income taxes                            (221,000)          (446,000)
  Change in operating assets and liabilities:
    Trade accounts receivable                       646,000            176,000
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                    (1,686,000)          (847,000)
    Inventories                                  (1,159,000)           (28,000)
    Prepaid expenses and other current assets       (23,000)           614,000
    Current liabilities                           2,094,000            717,000
    Other operating assets and liabilities          (42,000)           (43,000)
   NET CASH FLOWS FROM
   OPERATING ACTIVITIES                             858,000            842,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (Increase) in restricted cash from
    Industrial Revenue Bonds                        (37,000)           771,000
  Net  purchase of property and equipment        (1,308,000)          (549,000)
   NET CASH FLOWS FROM
   INVESTING ACTIVITIES                          (1,345,000)           222,000

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on capitalized lease obligations         (98,000)           (84,000)
  Stock options exercised                            15,000
  Proceeds from (repayment of) long-term debt       204,000         (1,149,000)
   NET CASH FLOWS FROM
   FINANCING ACTIVITIES                             121,000         (1,233,000)

   NET DECREASE IN CASH
   AND CASH EQUIVALENTS                            (366,000)          (169,000)

  CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          3,416,000            449,000

   CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                              $3,050,000       $    280,000

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1997

1. The unaudited, condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") in the opinion of the Company, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position for those periods. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commisison rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report to stockholders for the year ended January 31, 1997.

2. The results of operations for the quarters ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3.    Inventories consisted of the following:
                                                Apr 30, 1997       Jan 31, 1997
  Raw materials                                 $13,083,000        $12,443,000
  Work in process                                 2,120,000          2,011,000
  Finished goods                                  3,200,000          2,790,000

  Total                                         $18,403,000        $17,244,000

4.  Supplemental cash flow information:
                                                   1997               1996
  Cash paid during the quarter for:

    Interest                                       $121,000           $269,000
    Income taxes                                    671,000            278,000

  Schedule of noncash financial activities:

    Fixed assets acquired under capital leases     $132,000           $347,000

MFRI, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

April 30, 1997

Results of Operations

Filtration Products Business

Net sales for the quarter ended April 30, 1997 decreased 3.4% from $8,977,000 to $8,669,000 from the comparable quarter one year ago. The decline is primarily the result of lower filter bag product sales, partially offset by higher sales of bag-related parts and services.

Gross profit as a percent of net sales decreased from 26.9% to 23.7%. This decrease resulted primarily from manufacturing plant inefficiencies, resulting mainly from lower filter bag volume.

Selling expense for the quarter ended April 30, 1997 increased to $822,000 from $739,000 for the comparable quarter last year. The increase is mostly attributable to additional staff for domestic sales and marketing.

General and administrative expense for the quarter ended April 30, 1997 decreased to $482,000 from $518,000 for the comparable period a year ago. This decrease is primarily the result of decreased profit-related incentive compensation.

Piping System Products Business

Net sales for the quarter ended April 30, 1997 increased 12.0% from $9,836,000 to $11,012,000, due primarily to higher domestic pipe sales.

Gross profit as a percent of net sales increased from 17.2% to 20.4%, due primarily to favorable product mix of sales and manufacturing efficiencies.

Selling expense increased from $524,000 to $607,000 and selling expense as a percent of net sales increased from 5.3% to 5.5%, due primarily to higher commissions related to higher sales.

General and administrative expense increased from $966,000 to $1,064,000 and as a percent of sales decreased from 9.8% to 9.7%, due primarily to higher profit-related incentive compensation and increased staffing for customer service.

Industrial Process Cooling Equipment Business

Although the Industrial Process Cooling Equipment Business was not included in the accounts of the Company prior to December 30, 1996, the following proforma information is presented to help the reader understand this business.

Net sales increased 24.6% from $4,882,000 to $6,083,000 primarily due to sales of central chillers and resale chillers.

Gross profit as a percent of net sales increased from 31.2% to 32.0%. The increased percentage is due to greater efficiencies in the factory because of the increased volume and a favorable product mix.

Selling expenses increased from $655,000 to $698,000; selling expenses as a percent of net sales decreased from 13.4% to 11.5%. The dollar increase is due primarily to increased commission expense resulting from higher sales and timing of advertising expenses.

General and administrative expenses increased from $520,000 to $524,000; general and administrative expenses as a percent of sales decreased from 10.7% to 8.6%. The dollar increase resulted primarily from an increased profit-based incentive compensation, partially offset by other individually minor decreases.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

General and administrative expense increased from $464,000 to $679,000; general and administrative expense as a percent of consolidated net sales increased from 2.5% to 2.6%, The dollar increase was due primarily to the higher level of support required by the addition of the Industrial Process Cooling Equipment Business acquired on December 30, 1996.

Interest expense increased from $257,000 to $378,000, due primarily to higher borrowings to support the acquisition of the Industrial Process Cooling Equipment Business.

Liquidity and Capital Resources

On September 14, 1995 and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1995 in the Filtration Products Business in Winchester, Virginia ($3,150,000) and the Piping System Products Business in Lebanon, Tennessee ($3,150,000). The bonds mature approximately 12 years from the date of issuance, but the Company's agreement with the bank whose letter of credit secures payment of the bonds requires equal annual principal reductions sufficient to amortize the bonds in full beginning approximately four years after issuance. The bonds bear interest at a variable rate, which initially approximated 5% per annum, including letter of credit and remarketing fees. Each bond indenture establishes a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $3,917,000 at April 30, 1997. The bonds are secured by bank letters of credit which expire approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letter of credit prior to each expiration date during the term of the bonds.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000 square-foot building adjacent to its filtration products property in Winchester, Virginia to accommodate the company's growing activities. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the aforementioned revenue bonds.

Working capital and investment needs of the Company have historically been funded through the Company's operations and a bank line of credit. The Company assumed approximately $6,611,000 of debt in the December 30, 1996 acquisition of the Industrial Process Cooling Equipment Business
(the "Acquisition"), $5,000,000 of which represented assumed bank and other debt, with the remainder representing assumed capitalized lease obligations. Effective December 15, 1996, the Company replaced its bank line of credit with $15 million of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5 million floating rate unsecured revolving line of credit (the "Credit Line"). Proceeds of the Notes were also used to repay the debt assumed by the company in the Acquisition. The Notes bear interest at an annual rate of 7.21% and require principal payment beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life. No amounts were outstanding under the Credit Line as of April 30, 1997.

At April 30, 1997 the Company had contracted for and begun to execute a substantial portion of an estimated $650,000 capacity expansion project at its Lebanon, Tennessee piping systems manufacturing facility, to be primarily financed from the proceeds of the Tennessee Industrial Revenue Bonds.

                   PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibit No. 11 - Statement regarding computation of per share earnings

  (b)   Reports on Form 8-K -- None

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              MFRI, INC.



Date:   June 13, 1997             /s/ David Unger
                                  David Unger
                                  Chairman of the Board of Directors




Date:   June 13, 1997             /s/ Michael D. Bennett
                                  Michael D. Bennett
                                  Vice President, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)

                                                       Exhibit 11

                   MFRI, Inc. and Subsidiaries
         Computation of Primary Earnings per Common Share

                             Primary            Fully Diluted
                           Three Months          Three Months
                           Ended April 30,       Ended April 30,
                              1997      1996        1997        1996

Net income                    $ 588,000 $ 394,000   $ 588,000   $ 394,000

Weighted average number of
  common shares outstanding:

Shares outstanding from
  beginning of period         4,962,000  4,524,000  4,962,000   4,524,000
Issuances of common stock         1,000                 1,000
Acquisition of treasury stock


Common share equivalents:

Assumed exercise of common
  stock options                  70,000     33,000     70,000      33,000

Weighted average common and
  common share equivalents    5,033,000  4,557,000  5,033,000   4,557,000

Net income per share              $0.12      $0.09     $0.12       $0.09