Form 10-Q
period 1997-07-31
MFRI INC
filed 1997-09-15
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1997

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

              Yes   X            No


On September 12, 1997, there were 4,969,229 shares of the Registrant's common stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET  (UNAUDITED)
                                               July 31, 1997    Jan. 31, 1997
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $   1,116,000    $  3,416,000
  Trade accounts receivable, net               23,007,000      18,759,000
  Costs and estimated earnings in excess
     of billings on uncompleted contracts       4,218,000       2,807,000
  Deferred income taxes                         2,219,000       2,193,000
  Inventories                                  17,022,000      17,244,000
  Prepaid expenses and other current assets       785,000         830,000
  TOTAL CURRENT ASSETS                         48,367,000      45,249,000

RESTRICTED CASH FROM BOND PROCEEDS              3,083,000       3,880,000

PROPERTY, PLANT AND EQUIPMENT, at cost         22,546,000      20,149,000
  Less accumulated depreciation                 6,033,000       5,095,000
  PROPERTY, PLANT AND EQUIPMENT, net           16,513,000      15,054,000

OTHER ASSETS
  Goodwill, net                                 7,722,000       8,120,000
  Other, net                                    3,180,000       3,025,000
  TOTAL OTHER ASSETS                           10,902,000      11,145,000
  TOTAL ASSETS                                $78,865,000     $75,328,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Drafts payable                              $ 1,867,000     $ 1,598,000
  Accounts payable                              5,295,000       6,261,000
  Commissions payable                           6,373,000       6,049,000
  Current maturities of long-term debt            628,000         564,000
  Billings in excess of costs and estimated
     earnings on uncompleted contracts          1,168,000         210,000
  Other current liabilities                     2,403,000       2,723,000
  TOTAL CURRENT LIABILITIES                    17,734,000      17,405,000

LONG-TERM LIABILITIES
  Long-term debt -- less current maturities    25,142,000      23,921,000
  Deferred income taxes and other               1,292,000       1,148,000
  TOTAL LONG-TERM LIABILITIES                  26,434,000      25,069,000

STOCKHOLDERS' EQUITY
  Common stock, $ .01 par value, authorized --
     15,000,000 shares; outstanding
     - 4,969,000 shares                            50,000          50,000
  Additional paid-in capital                   21,422,000      21,384,000
  Retained earnings                            13,317,000      11,478,000
  Accumulated translation adjustment              (92,000)        (58,000)
  TOTAL STOCKHOLDERS' EQUITY                   34,697,000      32,854,000
  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                     $78,865,000     $75,328,000

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                        Three Months Ended July 31,  Six Months Ended July 31,
                                       (U  n  a  u  d  i  t  e  d)
                              1997        1996          1997        1996
Net sales                    $30,215,000 $26,142,000   $55,979,000 $44,955,000
Cost of sales                 21,970,000  20,108,000    41,484,000  34,809,000

    GROSS PROFIT               8,245,000   6,034,000    14,495,000  10,146,000

Selling expense                2,564,000   1,451,000     4,691,000   2,714,000
Genl and admin expense         3,166,000   2,404,000     5,915,000   4,352,000

    INCOME FROM OPERATIONS     2,515,000   2,179,000     3,889,000   3,080,000

Interest expense - net           394,000     268,000       772,000     525,000

    INCOME BEFORE INCOME TAX   2,121,000   1,911,000     3,117,000   2,555,000

Income tax expense               870,000     779,000     1,278,000   1,029,000

    NET INCOME               $ 1,251,000  $1,132,000   $ 1,839,000  $1,526,000

Net income per common share     $ .25       $ .25         $ .36       $ .33

Weighted average common
and common share equivalents
outstanding                    5,096,000   4,565,000     5,064,000   4,561,000


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  Six Months Ended July 31,
                                                        (Unaudited)
                                                    1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                       $1,839,000    $1,526,000
  Adjustments to reconcile net income
    to net cash flows from operating activities:
  Provision for depreciation and amortization       1,304,000       695,000
  Deferred income taxes                               118,000      (436,000)
  Change in operating assets and liabilities:
    Trade accounts receivable                      (4,091,000)   (3,459,000)
    Costs and estimated earnings in excess of billings
   on uncompleted contracts                        (1,411,000)       28,000
    Inventories                                       222,000      (516,000)
    Prepaid expenses and other current assets        (112,000)      684,000
    Current liabilities                               265,000     3,670,000
    Other operating assets and liabilities           (107,000)      (53,000)
   NET CASH FLOWS FROM
   OPERATING ACTIVITIES                            (1,973,000)    2,139,000

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in restricted cash from
    Industrial Revenue Bonds                          797,000       916,000
  Net  purchase of property                        (2,108,000)   (1,804,000)
   NET CASH FLOWS FROM
   INVESTING ACTIVITIES                            (1,311,000)     (888,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on capitalized lease obligations          (243,000)     (208,000)
  Stock options exercised                              38,000
  Proceeds from (repayment of) long-term debt       1,189,000    (1,228,000)
   NET CASH FLOWS FROM
   FINANCING ACTIVITIES                               984,000    (1,436,000)

   NET DECREASE IN CASH
   AND CASH EQUIVALENTS                            (2,300,000)     (185,000)

  CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                            3,416,000       449,000

   CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                $1,116,000      $264,000


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 1997

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

2. The results of operations for the quarters ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. Inventories consisted of the following:
                                           July 31, 1997    January 31, 1997
  Raw materials                            $12,454,000      $12,443,000
  Work in process                            2,044,000        2,011,000
  Finished goods                             2,524,000        2,790,000

  Total                                    $17,022,000      $17,244,000

4.  Supplemental cash flow information:
                                               1997             1996

  Cash paid during the quarter for:
    Interest                                  $427,000         $463,000
    Income taxes                               429,000          502,000

  Schedule of noncash financial activities:

    Fixed assets acquired under capital leases$127,000         $482,000

MFRI, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 31, 1997

The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "continue", "remains", "intend", "aim", "should", "prospects", "could", "future", "potential", "believes", "plans", and "likely" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

Results of Operations

Filtration Products Business
Three months ended July 31

Net sales for the quarter ended July 31, 1997 increased 13.0% from $9,882,000 to $11,163,000 from the comparable quarter one year ago. The increase was the result of higher unit sales across most markets and products.

Gross profit as a percent of net sales remained unchanged at 28.0% for the current quarter compared to one year ago.

Selling expense for the quarter ended July 31, 1997 increased to $1,087,000 from $882,000 and to 9.7% of sales from 8.9% for the comparable quarter last year. The increase is primarily attributable to additional staff for domestic sales and marketing and higher gross profit related export sales commissions.

General and administrative expense for the quarter ended July 31, 1997 increased to $590,000 from $556,000 for the comparable quarter a year ago, primarily the result of increased profit-related incentive compensation. General and administrative expense as a percent of net sales decreased from 5.6% to 5.3%.

Six months ended July 31

Net sales for the six months ended July 31, 1997 increased 5.2% from $18,859,000 to $19,832,000 from the comparable period one year ago. The increase was primarily the result of higher filter bag- related product sales across most markets.

Gross profit as a percent of net sales decreased from 27.5% to 26.1%. This decrease resulted primarily from a lessfavorable product mix and the attendant manufacturing inefficiencies.

Selling expenses increased from $1,621,000 to $1,910,000 and from 8.6% of sales to 9.6% from the comparable quarter last year. The increase is mostly attributable to additional staff for domestic sales and marketing.

General and administrative expense for the six months ended July 31, 1997 was $1,071,000 compared to $1,074,000 a year ago, essentially unchanged, and as a percent of sales decreased from 5.7% to 5.4%.

Piping System Products Business
Three months ended July 31

Net sales decreased 25.0% from $16,260,000 to $12,195,000, due primarily to delayed releases of sales orders in the current year and to unusually large sales ($2,000,000) from a large sales order in the prior year not replaced in the current year.

Gross profit as a percent of net sales increased from 20.1% to 23.9%, due primarily to improved product mix and plant efficiency.

Selling expense increased from $569,000 to $636,000 and from 3.5% of sales to 5.2%, due primarily to higher commission expense, foreign sales staff, advertising, and product samples.

General and administrative expense decreased from $1,199,000 to $1,113,000, due primarily to reduced foreign general and administrative expenses, but increased from 7.4% of sales to 9.1%, due to a smaller sales base.

Six months ended July 31

Net sales decreased 11.0% from $26,096,000 to $23,207,000, due primarily to unusually large sales ($2,100,000) from a large sales order in the prior year not replaced in the current year, and partially due to delayed releases of sales orders in the current year.

Gross profit as a percent of net sales increased from 19.0% to 22.3%, due primarily to improved product mix and plant efficiency.

Selling expenses increased from $1,093,000 to $1,243,000 and from 4.2% to 5.4% of sales, due primarily to higher commission expense, foreign sales staff, advertising, and product samples.

General and administrative expense was virtually unchanged at $2,176,000 compared to $2,165,000 a year ago, but increased from 8.3% of sales to 9.4%, due to a smaller sales base.

Industrial Process Cooling Equipment Business
Three months ended July 31

Although the Industrial Process Cooling Equipment Business was not included in the accounts of the Company prior to December 30, 1996, the following proforma information is presented to help the reader understand this business.

Net sales increased 37.7% from $4,978,000 to $6,857,000, primarily in the sales of plant circulating systems.

Gross profit as a percent of net sales decreased from 33.9% to 32.1%. The decrease resulted primarily from manufacturing inefficiencies and a less favorable product mix.

Selling expenses increased from $658,000 to $841,000; selling expenses as a percent of net sales decreased from 13.2% to 12.3%. The dollar increase is due primarily to increased commission expense from the higher sales volume.

General and administrative expenses decreased from $541,000 to $511,000. The decrease is primarily due to lower MIS expense, partially offset by increased medical insurance expenses.

Six months ended July 31

Net sales increased 31.2% from $9,860,000 to $12,940,000, primarily in the increased sales of plant circulating systems and central chillers.

Gross profit as a percent of sales decreased from 32.6% to 32.1%.
The decrease is due primarily to manufacturing inefficiencies and an unfavorable product mix.

Selling expenses increased from $1,313,000 to $1,539,000; selling expenses as a percent of net sales decreased from 13.3% to 11.9%. The increased dollar amount is primarily due to the commission expense incurred based on the higher sales volume.

General and administrative expenses decreased from $1,061,000 to $1,035,000; general and administrative expense as a percent of net sales decreased from 10.8% to 8.0%. The decrease is due primarily to lower MIS expense, partially offset by increased medical insurance expenses.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended July 31

General and administrative expense increased from $650,000 to $953,000; general and administrative expense as a percent of consolidated net sales increased from 2.5% to 3.2%. The dollar increase was due primarily to the higher level of support required by the addition to the Industrial Process Cooling Equipment Business acquired on December 30, 1996, and to higher medical insurance cost.

Interest expense increased from $268,000 to $394,000, due primarily to higher borrowings to support the acquisition of the Industrial Process Cooling Equipment Business.

Six months ended July 31

General and administrative expense increased from $1,113,000 to $1,632,000; general and administrative expense as a percent of consolidated net sales increased from 2.5% to 2.9%. The dollar increase was due primarily to the higher level of support required by the addition of the Industrial Process Cooling Equipment Business acquired on December 30, 1996, and to higher medical insurance cost.

Interest expense increased from $525,000 to $772,000, due primarily to higher borrowings to support the acquisition of the Industrial Process Cooling Equipment Business.

Liquidity and Capital Resources

On September 14, 1995 and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1995 in the Filtration Products Business in Winchester, Virginia ($3,150,000) and the Piping System Products Business in Lebanon, Tennessee ($3,150,000). The bonds mature approximately 12 years from the date of issuance, but the Company's agreement with the bank whose letter of credit secures payment of the bonds requires equal annual principal reductions sufficient to amortize the bonds in full beginning approximately four years after issuance. The bonds bear interest at a variable rate, which initially approximated 5% per annum, including letter of credit and remarketing fees. Each bond indenture establishes a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $3,083,000 at July 31, 1997. The bonds are secured by bank letters of credit which expired approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letter of credit prior to each expiration date during the term of the bond; during the second quarter of 1997, the expirations of the letters of credit were extended to the third quarter of 1998.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000 square-foot building adjacent to its filtration products property in Winchester, Virginia to accommodate the company's growing activities. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% annually and 20% by the aforementioned revenue bonds.

Working capital and investment needs of the Company have historically been funded through the Company's operations and a bank line of credit. The Company assumed approximately $6,611,000 of debt in the December 30, 1996 acquisition of the Industrial Process Cooling Equipment Business
(the "Acquisition"), $5,000,000 of which represented assumed bank and other debt, with the remainder representing assumed capitalized lease obligations. Effective December 15, 1996, the Company replaced its bank line of credit with $15 million of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5 million floating rate unsecured revolving line of credit (the "Credit Line"). Proceeds of the Notes were also used to repay the debt assumed by the company in the Acquisition. The Notes bear interest at an annual rate of 7.21% and require principal payment beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life. Borrowing of $1,200,000 was outstanding under the Credit Line as of July 31, 1997.

At July 31, 1997 the Company had contracted for and begun to execute a substantial portion of an estimated $650,000 capacity expansion project at its Lebanon, Tennessee piping systems manufacturing facility, to be primarily financed from the proceeds of the Tennessee Industrial Revenue Bonds.

                        PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on
June 27, 1997 in order to elect directors. David Unger, Henry M. Mautner,
Gene K. Ogilvie, Fati A. Elgendy, Bradley E. Mautner, Don Gruenberg, Arnold
F. Brookstone, Eugene Miller and Stephen B. Schwartz were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:
                                           For            Withheld
    David Unger                            3,999,523      164,729
    Henry M. Mautner                       3,999,523      164,729
    Gene K. Ogilvie                        3,998,723      165,509
    Fati A. Elgendy                        3,999,523      164,729
    Bradley E. Mautner                     3,999,523      164,729
    Don Gruenberg                          3,997,223      164,029
    Arnold F. Brookstone                   3,999,523      164,729
    Eugene Miller                          3,999,523      164,729
    Stephen B. Schwartz                    3,998,723      165,529

There were no votes against, nor were there abstentions or broker non-votes with respect to any nominee.

At the annual meeting, the stockholders also considered and voted on the Amended and Restated 1994 Stock Option Plan. 3,297,739 shares of Common Stock were voted to approve the plan, 234,975 shares against, 12,827 shares abstained and there were 618,711 shares of broker non-votes.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 11 - Statement regarding computation of earnings per share

    (b)  Reports on Form 8-K - None

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   MFRI, INC.



Date:    September 12, 1997            /s/  David Unger
                                  David Unger
                                  Chairman of the Board of Directors




Date:    September 12, 1997            /s/  Michael D. Bennett
                                  Michael D. Bennett
                                  Vice President, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                                                                 Exhibit 11

                        MFRI, Inc. and Subsidiaries
             Computation of Primary Earnings per Common Share
                                Three Months           Six Months
                               Ended July 31,         Ended July 31,
                              1997       1996       1997        1996
Net income                   $1,251,000$ 1,132,000 $1,839,000  $1,526,000

Weighted average number of
  common shares outstanding:

Shares outstanding from
  beginning of period         4,966,000  4,524,000  4,962,000   4,524,000
Issuances of common stock         1,000                 3,000

Common share equivalents:

Assumed exercise of common
  stock options                 129,000     41,000     99,000      37,000

Weighted average common and
  common share equivalents    5,096,000  4,565,000  5,064,000   4,561,000

Net income per share           $0.25      $0.25      $0.36       $0.33

                                                                 Exhibit 11

                        MFRI, Inc. and Subsidiaries
          Computation of Fully Diluted Earnings per Common Share


                               Three Months            Six Months
                               Ended July 31,        Ended July 31,
                              1997       1996       1997        1996

Net income                   $1,251,000$ 1,132,000 $1,839,000  $1,526,000

Weighted average number of
  common shares outstanding:

Shares outstanding from
  beginning of period         4,966,000  4,524,000  4,962,000   4,524,000
Issuances of common stock         1,000                 3,000


Common share equivalents:

Assumed exercise of common
  stock options                 171,000     41,000    160,000      37,000

Weighted average common and
  common share equivalents    5,138,000  4,565,000  5,125,000   4,561,000

Net income per share           $0.24      $0.25      $0.36       $0.33