Form 10-Q
period 1997-10-31
MFRI INC
filed 1997-12-15
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 1997

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

              Yes   X            No


On December 12, 1997, there were 4,977,679 shares of the Registrant's common stock outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                 Oct. 31, 1997   Jan. 31, 1997
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                 $   4,443,000   $   3,416,000
    Trade accounts receivable, net               21,221,000      18,759,000
    Costs and estimated earnings in excess
        of billings on uncompleted contracts      4,003,000       2,807,000
    Deferred income taxes                         2,257,000       2,193,000
    Inventories                                  17,842,000      17,244,000
    Prepaid expenses and other current assets       730,000         830,000
    TOTAL CURRENT ASSETS                         50,496,000      45,249,000

RESTRICTED CASH FROM BOND PROCEEDS                2,903,000       3,880,000

PROPERTY, PLANT AND EQUIPMENT, at cost           23,457,000      20,149,000
    Less accumulated depreciation                 6,521,000       5,095,000
    PROPERTY, PLANT AND EQUIPMENT, net           16,936,000      15,054,000

OTHER ASSETS
    Goodwill, net                                 7,659,000       8,120,000
    Other, net                                    3,169,000       3,025,000
    TOTAL OTHER ASSETS                           10,828,000      11,145,000
    TOTAL ASSETS                                $81,163,000     $75,328,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Drafts payable                              $ 2,781,000     $ 1,598,000
    Accounts payable                              6,442,000       6,261,000
    Commissions payable                           6,534,000       6,049,000
    Current maturities of long-term debt            550,000         564,000
    Billings in excess of costs and estimated
        earnings on uncompleted contracts         1,070,000         210,000
    Other current liabilities                     2,770,000       2,723,000
    TOTAL CURRENT LIABILITIES                    20,147,000      17,405,000

LONG-TERM LIABILITIES
    Long-term debt -- less current maturities    23,716,000      23,921,000
    Deferred income taxes and other               1,602,000       1,148,000
    TOTAL LONG-TERM LIABILITIES                  25,318,000      25,069,000

STOCKHOLDERS' EQUITY
    Common stock, $ .01 par value,
      authorized -- 15,000,000 shares;
      outstanding - 4,978,000 shares                 50,000          50,000
    Additional paid-in capital                   21,475,000      21,384,000
    Retained earnings                            14,228,000      11,478,000
    Accumulated translation adjustment              (55,000)        (58,000)
    TOTAL STOCKHOLDERS' EQUITY                   35,698,000      32,854,000
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $81,163,000     $75,328,000

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                    Three Months Ended October 31, Nine Months Ended October 31,
                    1997          1996             1997         1996
                                        (U n a u d i t e d)
Net sales          $28,518,000   $25,326,000      $84,497,000  $70,281,000
Cost of sales       21,194,000    19,176,000       62,678 000   53,985,000
    GROSS PROFIT     7,324,000     6,150,000       21,819,000   16,296,000

Selling expense      2,322,000     1,412,000        7,013,000    4,126,000
General and
administrative
expense              3,064,000     2,499,000        8,979,000    6,851,000

    INCOME FROM
    OPERATIONS       1,938,000     2,239,000        5,827,000    5,319,000

Interest expense       394,000       228,000        1,166,000      753,000

    INCOME BEFORE
    INCOME TAX       1,544,000     2,011,000        4,661,000    4,566,000

Income tax expense     633,000       819,000        1,911,000    1,848,000

    NET INCOME     $   911,000    $1,192,000      $ 2,750,000  $ 2,718,000

Net income per
common share              $.18          $.26            $ .54        $ .59

Weighted average
common and common
share equivalents
outstanding          5,183,000     4,612,000        5,104,000    4,580,000

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine Months Ended October 31
                                                 1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                   $2,750,000  $2,718,000
      Adjustments to reconcile net income
      to net cash from operating activities:
     Provision for depreciation and amortization  1,984,000   1,092,000
     Deferred income taxes                          390,000    (444,000)
     Change in operating assets and liabilities:
       Trade accounts receivable                 (2,305,000) (2,813,000)
       Costs and estimated earnings in excess of
       billings on uncompleted contracts         (1,196,000)  1,234,000
      Inventories                                  (598,000) (2,204,000)
      Prepaid expenses and other current assets     (57,000)    721,000
      Current liabilities                         2,756,000   3,963,000
      Other operating assets and liabilities       (150,000)   (245,000)
     NET CASH FLOWS
     FROM OPERATING ACTIVITIES                    3,574,000   4,022,000

CASH FLOWS FROM INVESTING ACTIVITIES:

    Decrease in restricted cash from
    Industrial Revenue Bonds                        977,000     862,000
    Purchase of property and equipment           (3,127,000) (2,039,000)
    Acquisition of business                                    (211,000)         NET CASH FLOWS FROM
     INVESTING ACTIVITIES                        (2,150,000) (1,388,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net payments on capitalized lease obligations  (348,000)   (299,000)
    Stock options exercised                          91,000
    Net repayments under revolving,
    term and mortgage loans                        (140,000) (2,399,000)
     NET CASH FLOWS FROM FINANCING ACTIVITIES      (397,000) (2,698,000)
     NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         1,027,000     (64,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  3,416,000     449,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $4,443,000 $   385,000


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1997

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

2. The results of operations for the quarters ended October 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consisted of the following:
                               October 31, 1997               January 31, 1997

    Raw materials                  $13,202,000                    $12,443,000
    Work in process                  1,712,000                      2,011,000
    Finished goods                   2,928,000                      2,790,000

    Total                          $17,842,000                    $17,244,000

4.  Supplemental cash flow information:

                                           1997                          1996
 Cash paid during the year-to-date period for:

    Interest                     $   1,277,000                      $ 600,000
    Income taxes                     1,376,000                        999,000

  Schedule of noncash financial activities:

    Fixed assets acquired under
    capital leases                   $ 269,000                      $ 202,000

5.  Event subsequent to October 31, 1997:

  On December 3, 1997, the Company acquired all the outstanding shares of capital stock of TDC Filter Manufacturing, Inc. ("TDC"), together with its offices and manufacturing facility, for an aggregate purchase price of approximately $9,700,000, including $2,000,000 to repay the debt of TDC (subject to adjustment). TDC net sales were approximately $11,400,000 for its year ended March 31, 1997. TDC makes pleated filter cartridges for use in air pollution control and gas turbine intake systems and supplies both original equipment manufacturers and aftermarket users of cartridge filtration media.

MFRI, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 31, 1997

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

Results of Operations

Filtration Products Business
Three months ended October 31

Net sales for the quarter ended October 31, 1997 decreased 5.7% from $8,977,000 to $8,467,000 from the comparable quarter one year ago. The decrease was the result of lower export unit sales of filter bags, partially offset by higher sales of bag-related products.

Gross profit as a percent of net sales decreased from 27.3% to 25.4% for the current quarter compared to one year ago, due primarily to a less favorable product mix and spreading fixed factory cost over lower production volume.

Selling expense for the quarter ended October 31, 1997 increased to $842,000 from $794,000 and to 9.9% of sales from 8.8% for the comparable quarter last year. The increase is primarily attributable to additional staff for domestic sales and marketing.

General and administrative expense for the quarter ended October 31, 1997 decreased to $505,000 from $540,000 for the comparable quarter a year ago, primarily the result of decreased profit-related incentive compensation. General and administrative expense as a percent of net sales remained unchanged at 6.0%.

Nine months ended October 31

Net sales for the nine months ended October 31, 1997 increased 1.7% from $27,836,000 to $28,299,000 from the comparable period one year ago. The increase was primarily the result of higher bag- related product sales across most markets, partially offset by lower export unit sales of filter bags.

Gross profit as a percent of net sales decreased from 27.4% to 25.9%. This decrease resulted primarily from a less favorable product mix and spreading fixed factory costs over lower production volume.

Selling expenses increased from $2,415,000 to $2,752,000 and from 8.7% of sales to 9.7% from the comparable quarter last year. The increase is mostly attributable to additional staff for domestic sales and marketing.

General and administrative expense for the nine months ended October 31, 1997 decreased to $1,576,000 from $1,614,000 a year ago and from 5.8% to 5.6% of net sales, primarily the result of decreased profit-related incentive compensation.

Piping System Products Business
Three months ended October 31

Net sales decreased 14.0% from $16,349,000 to $14,055,000, due primarily to delayed releases of sales orders in the current year and to unusually large sales ($1,400,000) from a large sales order in the prior year not replaced in the current year.

Gross profit as a percent of net sales increased from 22.6% to 22.7%, due primarily to improved product mix and plant efficiency.

Selling expense increased from $619,000 to $706,000 and from 3.8% of sales to 5.0%, due primarily to higher commission expense and foreign subsidiary sales staff.

General and administrative expense decreased from $1,364,000 to $1,217,000, due primarily to reduced foreign subsidiary general and administrative expenses, but increased from 8.3% of sales to 8.7%, due to a smaller sales base.

Nine months ended October 31

Net sales decreased 12.2% from $42,445,000 to $37,262,000, due primarily to unusually large sales ($3,500,000) from a large sales order in the prior year not replaced in the current year, and partially due to delayed releases of sales orders in the current year.

Gross profit as a percent of net sales increased from 20.4% to 22.4%, due primarily to improved product mix and plant efficiency.

Selling expenses increased from $1,712,000 to $1,949,000 and from 4.0% to 5.2% of sales, due primarily to higher commission expense and foreign sales staff.

General and administrative expense was virtually unchanged at $3,394,000 compared to $3,423,000 a year ago, but increased from 8.1% of sales to 9.1%, due to a smaller sales base.

Industrial Process Cooling Equipment Business
Three months ended October 31

Although the Industrial Process Cooling Equipment Business was not included in the accounts of the Company prior to December 30, 1996, the following proforma information is presented to help the reader understand this business.

Net sales increased 16.7% from $5,138,000 to $5,996,000, primarily in the sales of portable chillers and temperature control units.

Gross profit as a percent of net sales increased from 31.5% to 33.1%. The increase resulted primarily from manufacturing efficiencies and a more favorable product mix.

Selling expenses increased from $681,000 to $774,000; selling expenses as a percent of net sales decreased from 13.3% to 12.9%. The dollar increase is due primarily to increased commission expense from the higher sales volume.

General and administrative expenses decreased from $537,000 to $532,000 and from 10.5% to 8.9% of sales. The decrease is primarily due to lower MIS expense, partially offset by increased engineering sales support expenses.

Nine months ended October 31

Net sales increased 26.3% from $14,998,000 to $18,936,000, primarily due to increased sales of plant circulating systems, portable chillers and temperature control units.

Gross profit as a percent of sales decreased from 32.6% to 32.4%. The decrease is due primarily to a less favorable product mix.

Selling expenses increased from $2,005,000 to $2,313,000; selling expenses as a percent of net sales decreased from 13.4% to 12.2%. The increased dollar amount is primarily due to increased commission expenses incurred based on the higher sales volume and increased advertising expense.

General and administrative expenses decreased from $1,598,000 to $1,567,000; general and administrative expense as a percent of net sales decreased from 10.7% to 8.3%. The decrease is due primarily to lower MIS expense, partially offset by increased engineering sales support expenses.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense. Comparisons described below are to last year as reported, and are not proforma for the Industrial Process Cooling Equipment Business acquisition.

Three months ended October 31

General and administrative expense increased from $594,000 to $809,000; general and administrative expense as a percent of consolidated net sales increased from 2.3% to 2.8%. The dollar increase was due primarily to the higher level of support required by the addition to the Industrial Process Cooling Equipment Business acquired on December 30, 1996.

Interest expense increased from $228,000 to $394,000, due primarily to higher borrowings to support the acquisition of the Industrial Process Cooling Equipment Business.

Nine months ended October 31

General and administrative expense increased from $1,707,000 to $2,441,000; general and administrative expense as a percent of consolidated net sales increased from 2.4% to 2.9%. The dollar increase was due primarily to the higher level of support required by the addition of the Industrial Process Cooling Equipment Business acquired on December 30, 1996.

Interest expense increased from $753,000 to $1,166,000, due primarily to higher borrowings to support the acquisition of the Industrial Process Cooling Equipment Business.

Average Shares Outstanding

Weighted average common and common share equivalents outstanding increased by 571,000 shares (12.4%) for the three months ended Ocbtober 31, 1997 and by 524,000 shares (11.4%) for the nine months ended October 31, 1997, due primarily to the net issuance of 406,000 shares of common stock in connection with the acquisition of the Industrial Process Cooling Equipment Business at
December 31, 1996.

Liquidity and Capital Resources

On September 14, 1995 and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1995 in the Filtration Products Business in Winchester, Virginia ($3,150,000) and the Piping System Products Business in Lebanon, Tennessee ($3,150,000). The bonds mature approximately 12 years from the date of issuance, but the Company's agreement with the bank whose letter of credit secures payment of the bonds requires equal annual principal reductions sufficient to amortize the bonds in full beginning approximately four years after issuance. The bonds bear interest at a variable rate, which initially approximated 5% per annum, including letter of credit and remarketing fees.
Each bond indenture establishes a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $2,903,000 at October 31, 1997. The bonds are secured by bank letters of credit which expired approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letter of credit prior to each expiration date during the term of the bond; during the second quarter of 1997, the expirations of the letters of credit were extended to the third quarter of 1998.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of landwith a 67,000 square-foot building adjacent to its filtration products property in Winchester, Virginia to accommodate the company's growing activities. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% annually and 20% by the aforementioned revenue bonds.

Prior to December 30, 1996, working capital and investment needs of the Company were funded through the Company's operations and a bank line of credit. The Company assumed approximately $6,611,000 of debt in the December 30, 1996 acquisition of the Industrial Process Cooling Equipment Business (the "Acquisition"), $5,000,000 of which represented assumed bank and other debt, with the remainder representing assumed capitalized lease obligations.
Effective December 15, 1996, the Company replaced its bank line of credit with $15 million of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5 million floating rate unsecured revolving line of credit (the "Credit Line"), which was increased to $12 million subsequent to October 31, 1997, at the time of completing the acquisition of TDC Filter Manufacturing, Inc. Proceeds of the Notes were also used to repay the debt assumed by the company in the Acquisition. The Notes bear interest at an annual rate of 7.21% and require principal payment beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life. No amount was borrowed under the Credit Line as of October 31, 1997.

At October 31, 1997 the Company did not have any material commitments for capital expenditures.

                   PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit No. 11 - Statement regarding computation of per share earnings.

    (b) Reports on Form 8-K -- The Company filed a Current Report on Form 8-K, dated as of August 11, 1997, reporting Item 5 - Other Events and Item 7
        - Financial Statements Pro Forma Financial Information and Exhibits.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              MFRI, INC.



Date:   December 12, 1997    /s/ David Unger
                             David Unger
                             Chairman of the Board of Directors




Date:   December 12, 1997    /s/ Michael D. Bennett
                             Michael D. Bennett
                             Vice President, Secretary and Treasurer
                             (Principal Financial and Accounting Officer)

Exhibit 11

                   MFRI, Inc. and Subsidiaries
         Computation of Primary Earnings per Common Share

                              Three Months                 Nine Months
                            Ended October 31,           Ended October 31,
                            1997        1996            1997        1996

Net income                  $  911,000  $ 1,192,000     $2,750,000  $2,718,000

Weighted average number of
  common shares outstanding:

Shares outstanding from
  beginning of period         4,969,000   4,524,000      4,962,000   4,524,000
Issuances of common stock         5,000      26,000          6,000       9,000


Common share equivalents:

Assumed exercise of common
  stock options                 209,000      62,000        136,000      47,000

Weighted average common and
  common share equivalents    5,183,000   4,612,000      5,104,000   4,580,000

Net income per share              $0.18       $0.26          $0.54       $0.59

Exhibit 11

                   MFRI, Inc. and Subsidiaries
      Computation of Fully Diluted Earnings per Common Share


                               Three Months               Nine Months
                             Ended October 31,          Ended October 31,
                             1997        1996           1997        1996

Net income                   $ 911,000  $ 1,192,000     $2,750,000  $2,718,000

Weighted average number of
  common shares outstanding:

Shares outstanding from
  beginning of period         4,969,000   4,524,000      4,962,000   4,524,000
Issuances of common stock         5,000      26,000          6,000       9,000


Common share equivalents:

Assumed exercise of common
  stock options                 223,000      74,000        181,000      66,000

Weighted average common and
  common share equivalents    5,197,000   4,624,000      5,149,000   4,599,000

Net income per share              $0.18       $0.26          $0.53       $0.59