Form 10-K
period 1998-01-31
MFRI INC
filed 1998-05-01
CIK 914122

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ----------

                                   FORM 10-K


 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended January 31, 1998

                                      OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 (NO FEE REQUIRED)
     For the transition period from            to
                                    ----------    ----------


                          Commission File No. 0-18370


                                  MFRI, INC.
            (Exact name of registrant as specified in its charter)


Delaware                                                 36-3922969
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7720 Lehigh Avenue
Niles, Illinois 60714                                      (847) 966-1000
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant), at March 31, 1998 was approximately $32,492,000.

     The number of shares of the registrant's common stock outstanding at March 31, 1998 was 4,981,004.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document of the registrant are incorporated herein by reference:

           Document                                Part of Form 10-K
           --------                                -----------------
Proxy Statement for the 1998
annual meeting of stockholders                            III

                                 PART I


Item 1.  BUSINESS

     MFRI, Inc. ("MFRI") has three business segments: Filtration Products, Piping System Products and Industrial Process Cooling Equipment.

     The Company's Filtration Products Business is carried out by Midwesco Filter Resources, Inc. ("Midwesco Filter"), the Piping System Products business is carried out by Perma-Pipe, Inc. ("Perma-Pipe") and the Industrial Process Cooling Equipment Business is carried out by the Thermal Care Division ("Thermal Care"). Midwesco Filter and Perma-Pipe are wholly-owned subsidiaries of MFRI. As used herein, unless the context otherwise requires, the term Company includes MFRI, Midwesco Filter, Perma-Pipe, Thermal Care, and its subsidiaries, and their predecessors.

     Midwesco Filter manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. Air filtration systems are used in many industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. The Company markets air filtration related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection and filter replacement.

     Perma-Pipe engineers, designs and manufactures specialty piping systems and leak detection and location systems. Perma-Pipe's piping system products include
(i) secondary containment piping systems for transporting hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants and (iii) oil and gas gathering flowlines. Perma-Pipe's leak detection and location systems are sold as part of many of its piping system products, and, on a stand alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

     Thermal Care engineers, designs and manufactures chillers, mold temperature controllers, cooling towers, plant circulating systems, and coolers for industrial process applications.

     On December 3, 1997, MFRI and a wholly-owned subsidiary acquired all of the outstanding shares of capital stock and related real estate of TDC Filter Manufacturing, Inc., a Delaware corporation ("TDC"), pursuant to a Stock Purchase Agreement dated December 3, 1997 ("TDC Acquisition"). TDC had sales of approximately $11.4 million in the year ended March 30, 1997. TDC makes pleated filter cartridges for use in air filtration and gas turbine intake systems and supplies both original equipment manufacturers ("OEM's") and aftermarket users of pleated filtration media.

     The information required with respect to the Company's lines of business is included in the financial statements and related notes thereto.

Filtration Products

     Air Filtration and Particulate Collection Systems. Air filtration and particulate collection systems have been used for over 50 years in many industrial applications. However, the enactment of federal and state legislation and related regulations and enforcement have increased the demand for air filtration and particulate collection systems by requiring industry to meet primary and secondary ambient air quality standards for specific pollutants, including particulate. In certain manufacturing applications, particulate collection systems are an integral part of the production process. Examples of such applications include the production of cement, carbon black and industrial absorbents.

     The principal types of industrial air filtration and particulate collection systems in use today are baghouses, cartridge collectors, electrostatic precipitators, scrubbers and mechanical collectors. The type of technology most suitable for a particular application is a function of such factors as the ability of the system to meet applicable regulations, initial investment, operating costs and the parameters of the process, including operating temperatures, chemical constituents present, size of particulate and pressure differential.

     Cartridge collectors and baghouses are typically box-like structures which operate in a manner similar to a vacuum cleaner. They can contain a single filter element or an array of several thousand cylindrical or envelope filter elements (as short as two feet or as long as 30 feet), within a housing which is sealed to prevent the particulate from escaping. Exhaust gases are passed through the filtration system, and the particulate is captured on the media of the filter element. The particulate is removed from the filter element by such methods as mechanical shaking, reverse air flow or compressed air pulse. Cartridge collectors and baghouses are generally used with utility and industrial boilers, cogeneration plants and incinerators and in the chemicals, cement, asphalt, metals, grain and foundry industries.

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

     Because air pollution control equipment represents a substantial capital investment, such systems usually remain in service for the entire life of the plant in which they are installed. A baghouse can last up to 30 years and is typically rebagged six to eight times during its useful life. Although reliable industry statistics do not exist, the Company believes there are more than 18,000 locations in the United States presently using baghouses and/or cartridge collectors, many of which have multiple pieces of such equipment.

     Products and Services. The Company manufactures and sells a wide variety of filter elements for cartridge collectors and baghouse air filtration and particulate collection systems. Cartridge collectors and baghouses are used in many industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. The Company manufactures filter elements in standard industry sizes, shapes and fabrics and to custom specifications, maintaining manufacturing standards for more than 10,000 styles of filter elements to suit substantially all industrial applications. Filter elements are manufactured from industrial yarn, fabric and papers purchased in bulk. Most filter elements are produced from cellulose, acrylic, fiberglass, polyester, aramid or polypropylene fibers. The Company also manufactures filter elements from more specialized materials, sometimes using special finishes.

     The Company manufactures substantially all of the seamless tube filter bags sold in the United States. Seamless Tube(R) filter bag fabric is knitted by the Company on custom knitting equipment and finished using proprietary fabric stabilization technology. The Company believes this vertically integrated process gives it certain advantages over purchased fabric, including lower costs and reduced inventory requirements. In addition, the Company believes its Seamless Tube(R) product offers certain users a superior performing filtration medium because of its fabric structure, weight and lack of a vertical seam. In certain applications, the knitted fabric structure allows equal airflows with a lower pressure differential than conventionally woven fabrics, thereby reducing power costs. In other circumstances, the fabric structure and absence of a vertical seam allows greater airflow at the same pressure differential as conventionally woven fabrics, thereby permitting the filtration of a greater volume of particulate laden gas at no additional cost. The Seamless Tube(R) product often improves filter bag durability, resulting in longer life.

     The Company also markets numerous filter related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages, which support filter bags, spring assemblies for properly tensioning filter bags, and clamps and hanger assemblies for attaching filter elements. Additionally, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses, including sonic horns to supplement the removal of particulate from the filter bag and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company also manufactures wire cages. The Company currently purchases all other filter related products and accessories for resale, including the exclusive North American marketing rights to a Korean-manufactured line of solenoids, valves and timers used in conjunction with pulsejet collectors.

     The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement using a network of independent contractors. The sale of filter related products and accessories and collector inspection, leak detection and maintenance services accounts for approximately 15.0 percent of the net sales of the Company's filtration products and services.

     Over the past three years, the Company's filtration products business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size but are usually at reduced margins. In the fiscal year ended January 31, 1998 ("1997"), no customer accounted for 10.0 percent or more of net sales of the Company's filtration products and services.

     Marketing. The customer base for the Company's filtration products and services is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

     The Company has an integrated sales program for its filtration products business which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and computer-based customer information systems containing data on nearly 18,000 user locations. These systems enable the Company's sales force to access customer information classified by industry, equipment type, operational data and the Company's quotation and sales history. The systems remind the telemarketing personnel when each customer is due to be called and maintain the name and position of the customer contact. The Company believes its computer-based information systems are instrumental in increasing its sales of filter related products and accessories and maintenance services. The Company is adding to its database for each of these user locations sufficient information to support such sales.

     In 1992, the Company intensified its efforts to market its filtration products internationally by hiring employees for a new department created specifically to target major users in foreign countries. Export sales recently have decreased as the U.S. dollar strengthened against certain currencies and totalled 13.0 percent of filtration products sales in the year ended January 31, 1998.

     Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry(R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

     Backlog. As of January 31, 1998, the dollar amount of backlog (uncompleted firm orders) was $9,760,000. As of January 31, 1997, the amount of backlog was $6,832,000. $200,000 of the backlog as of January 31, 1998 is not expected to be completed in 1998.

     Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The greatest volume of raw material purchases are of woven fiberglass fabric, yarns for manufacturing Seamless Tube(R) product and other cellulose, woven, felted and paper media. For some of these materials, there are only a limited number of suppliers. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes supplies of all of its materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery time required by customers.

     The manufacturing processes for the filtration products include proprietary computer controlled systems for measuring, cutting, tubing and marking media. The Company also operates a number of special knitting machines and proprietary fabric stabilization equipment to produce its Seamless Tube(R) product. The finish assembly work on each filter bag is performed by skilled sewing machine operators using both standard sewing equipment and specialized machines developed by or for the Company. The manufacturing process for pleated filter elements involves the assembly of metal and sometimes plastic end components, filtration media and support hardware.

     The Company maintains a quality assurance program involving statistical process control techniques for examination of raw materials, work in progress and finished goods. Certain orders for particularly critical applications receive 100.0 percent quality inspection.

     Competition. The filtration products business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes that, based on domestic sales, BHA Group, Inc.; Donaldson Company, Inc.; the Menardi-Criswell division of Hosokawa Micron International, Inc.; W.L. Gore & Associates, Inc. and the Company are the leading suppliers of filter elements, parts and accessories for cartridge collectors and baghouses. The Company believes that Donaldson Company, Inc.; Farr Company; Clarcor, Inc. and the Company are the leading suppliers of filtration cartridges. There are at least 50 smaller competitors, most of which are doing business on a regional or local basis. Some of the Company's competitors have greater financial resources than the Company.

     The Company believes price, service and quality are the most important competitive factors in its filtration products business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. In such instances, additional efforts are required by a competitor to market products to such a customer. In certain applications, the Company's proprietary Seamless Tube(R) product and customer support provide the Company with a competitive advantage. Certain competitors of the Company may have a competitive advantage because of their proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and/or greater vertical integration.

     Government Regulation. The Company's filtration products business to a large extent is dependent upon government regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states have primary responsibility for implementing these standards, and in some cases, have adopted more stringent standards than those adopted by the U.S. Environmental Protection Agency ("U.S. EPA") under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). Although there can be no assurances as to what the ultimate effect, if any, the Clean Air Act Amendments will have on the Company's filtration products business, the Company believes that the Clean Air Act Amendments are likely to have a long term positive effect on demand for its filtration products and services. The recent actions of the U.S. EPA to reduce the size of particulates regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on the demand for the Company's filtration products in future years.

Piping System Products

     Products and Services. The Company engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Company's piping system products include (i) secondary containment piping systems for transporting hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants and (iii) oil and gas gathering flowlines. The Company's leak detection and location systems are sold as part of many of its piping system products, and, on a stand alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

     The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor which utilizes proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a subfloor), and employs a patented digital mapping technique to plot pulse reflections, to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable depending upon the length of the monitored cable and is able to determine the location of wetted cable within five feet. Once wetted cable is detected, the microprocessor utilizes the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone lines. The Company's leak detection and location systems are being used to monitor fueling systems at airports including those located in Denver, Colorado; Atlanta, Georgia; Frankfurt, Germany and Hamburg, Germany and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the type of piping systems it sells that manufactures its own leak detection and location systems.

     The Company's secondary containment piping systems, manufactured in a wide variety of piping materials, are generally used for the handling of hazardous liquids and petroleum products. Secondary containment piping systems consist of service pipes housed within outer containment pipes, which are designed to contain any leaks from the service pipes. Each system is designed to provide economical and efficient secondary containment protection that will meet all governmental environmental regulations. In 1990, the Company developed the Double-Quik(R) thermoplastic secondary containment piping systems with leak detection and location capabilities. This system is installed by using a technique that allows simultaneous thermal welding of the service pipe and the containment pipe in a single process, with a leak detection messenger cable in place. The leak detection messenger cable is to be used subsequently to pull in the leak detection sensor cable. In June 1993, the Company was granted a patent on the special equipment designed to accomplish this process. In April 1998, the Company received a patent on a method of anchoring such systems made with different materials for the service pipe and the containment pipe.

     The Company's district heating and cooling piping systems are designed to transport steam, hot water and chilled water to provide efficient energy distribution to multiple locations from a central energy plant. These piping systems consist of a carrier pipe made of steel, iron, copper or fiberglass; insulation made of mineral wool, calcium silicate or polyurethane foam; and an outer conduit or jacket of steel, fiberglass, polyethylene or high density polyurethane. The Company manufactures several types of piping systems using different materials, each designed to withstand certain levels of temperature and pressure.

     The Company's oil and gas flowlines are designed to transport crude oil from the well head, either on land or on the ocean floor, to the gathering point. These piping systems consist of a carrier pipe made of steel, usually supplied by the customer, insulation and jackets made of polyurethane and sometimes a steel outer pipe, also usually supplied by the customer.

     The Company's piping systems are frequently custom fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of labor required by the installation contractor. Most of the Company's piping system products are produced for underground installations and therefore require trenching which is done by unaffiliated installation contractors. Generally, sales of the Company's piping system products tend to be lower during the winter months, due to weather constraints over much of the country. During 1997, no single customer accounted for more than 10.0 percent of the net sales of the Company's piping system products.

     The Company's leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas and tunnels. The Company's district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals and college campuses. The Company's oil and gas flowlines are used primarily by major oil companies. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and heat loss.

     During 1997, Perma-Pipe developed a new process for the continuous application of polyurethane insulation and protective jackets to pipe at high speeds and within controlled dimensional tolerances. PROtherm, the new product, was introduced to the district heating, district cooling and industrial markets in March 1998. The Company received its first contracts to insulate and jacket pipe assemblies for deep sea oil gathering flowlines during the first quarter of 1998. Delivery on these contracts is scheduled to begin in August 1998.

     Marketing. The Company's piping system products are used by industrially and geographically diverse customers. The Company employs one national sales manager and seven regional sales managers who utilize and assist a network of approximately 85 independent manufacturer's representatives, none of whom sell products that are competitive with the Company's piping system products. The Company also sells its piping systems and leak detection and location systems in Europe, through its wholly owned subsidiaries Perma-Pipe Services, Ltd. and SZE Hagenuk GmbH ("SZE Hagenuk"). In addition, the Company has other arrangements to market its patented leak detection and location systems in many other foreign countries through agents. In October 1997, Perma-Pipe was awarded a $400,000 "test" order from China's Tianjin Economic Development Area Heat and Power Corporation for specialty, high-pressure steam pipe to be used for industrial purposes. This "test" order has been shipped to China and will be placed in service during the second quarter of 1998. The Company believes China holds a large market potential for the Company's products.

     Patents, Trademarks and Approvals. The Company owns several patents covering the features of its electronic leak detection system, which expire commencing in 2006. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communication Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company also owns numerous trademarks connected with its piping business. In addition to Perma-Pipe(R), the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard(R), Double-Pipe(R), Double-Quik(R), Escon-A(R), Ferro-Shield(R), Fluidwatch(R), Galva-Gard(R), Hi Gard(R), Imperial(R), Poly-Therm(R), Pal-AT(R), Ric-Wil(R), Ric-Wil Dual Gard(R), Stereo-Heat(R), Safe-T-Gard(R), Therm-O-Seal(R) and Uniline(R). The Company also owns United Kingdom trademarks for Poly-Therm(R), Perma-Pipe(R) and Ric-Wil(R), a Canadian trademark for Ric-Wil(R) and a German trademark for Leacom(R).

     Backlog. As of January 31, 1998, the dollar amount of backlog (uncompleted firm orders) was $14,937,000, substantially all of which is expected to be completed in 1998. As of January 31, 1997, the amount of backlog was $14,500,000.

     Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping system products are pipe and tubes made of carbon steel, alloy and plastics and various chemicals such as polyalls, Isocyanate ("MDI"), polyester resin and fiberglass, mostly purchased in bulk quantities. Although such materials are generally readily available, there may be instances when any of these materials could be in short supply. The Company believes supplies of such materials are adequate to meet current demand.

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

     The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam application, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each work station and non-destructive testing protocols.

     Competition. The Company believes the competitors for its piping system products generally include those competing in the district heating and cooling market, specialty manufacturers of contained piping systems that offer a limited number of pipe material choices, and leak detection and location system manufacturers that sell in the piping market and the stand alone leak detection system market. The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc. neither of which dominates this market, and numerous regional competitors. The Company's secondary containment piping systems have a wider range of competitors than those in the district heating and cooling market and include Asahi/America, Guardian by Chemtrol and GF Plastics Systems. The Company's oil and gas gathering flowlines face world-wide competition including the Bredero-Shaw joint venture of Dresser Industries, Inc. and Shaw Industries, Inc. and Logstor

Rohr of Denmark. Products competitive with the Company's leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek Division of Raychem; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp; and (3) probe systems manufactured by Redjacket, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

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

Industrial Process Cooling Equipment

     The Company's Thermal Care division engineers, designs and manufactures coolers for industrial purposes. The Company's cooling products include (i) chillers (portable and central); (ii) cooling towers; (iii) plant circulating assemblies; (iv) water, hot oil, and negative pressure temperature controllers;
(v) water treatment equipment and various other accessories; and (vi) replacement parts and accessories relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The principal market for the Company's cooling products is the plastics processing industry. The Company also sells its products to OEM's, other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and reaction injection molding industries.

     The Company combines chillers or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems according to customer orders.

     Chillers. Chillers are refrigeration units designed to provide cool water to a process for the purpose of removing heat from the process and transferring that heat to an area where it can be dissipated. This heat either is dissipated using air (air cooled chillers) or water (water cooled chillers). Water cooled chillers use a cooling tower to transfer the heat from the chiller using water and then releasing the heat to the atmosphere with the cooling tower.

     The Company believes that it manufactures the most complete line of chillers available in its primary market (plastics processing). The Company's line of portable chillers are available from 1/2 horsepower to 40 horsepower and incorporate a microprocessor that is capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, and benefits at a competitive price.

     Central chillers are used for plant wide cooling, and while some models incorporate their own pump and tank, most are sold with a separate pumping system. The Company is currently the only manufacturer that offers several types of central water cooled chillers. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water to refrigerant) is utilized in the chiller. The Company believes that its ability to offer these units provides it with a unique concept sales advantage. The Company's central chillers are available from 10 horsepower to 125 horsepower per refrigeration section.

     Cooling Towers. A cooling tower is essentially a cabinet with heat transfer fill media that has water flow down across the fill while air is pulled up through the fill. Cooling takes place by evaporation. Cooling towers are located outdoors and are designed to provide approximately 85 degrees F of water to remove heat from water cooled chillers, air compressors, hydraulic oil heat exchangers and other processes that can effectively be cooled with such water.

     The Company markets two lines of cooling towers. The FT series towers were introduced in 1984 and at the time were the first fiberglass cooling towers to be sold in the U.S. The cabinets for these towers are imported from Taiwan and are available in sizes ranging from three to 850 tons. (One tower ton equals 12,000 BTU hour of heat removal). Fiberglass cooling towers have achieved high popularity and are available from most suppliers. The FC fiberglass tower line, which is designed and engineered by the Company and which the Company believes is the highest quality tower in the market today, is available from 80 to 200 tons.

     Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that utilize alarms and other electrical options. Thus, each system is unique and customized to meet customers' individual needs. These plant circulating systems are used as an integral part of central tower and chiller systems. This product line was expanded in 1996 with the introduction of FRP tanks.

     Temperature Control Units. Most temperature control units are used by injection molders of plastic parts to remove heat from the molds at an elevated temperature for the purpose of improving part quality. The introduction of the Company's totally redesigned unit, the RA series, has resulted in a doubling of temperature control unit sales. More than 90 percent of the temperature control units sold in the industry are water units. The remaining units use oil as the heat transfer medium. The Company sells an oil temperature control unit manufactured in Denmark pursuant to an exclusive marketing agreement for North America.

     Water Treatment Equipment and Accessories. Sold as an accessory to cooling tower systems, water treatment equipment must be used to protect the equipment that is being cooled. The Company sells units manufactured to its specifications by a supplier that provides all the equipment needed to properly treat the water. While a relatively small part of Thermal Care's business, this arrangement allows the Company to offer a complete system to its cooling products customers. In addition, the Company provides other items to complement a system that is purchased from a supplier and usually drop shipped directly to a customer; principally, heat exchangers, special valves, and "radiator type" coolers.

     Parts. The Company strives to fill cooling parts orders within 24 hours and sells parts at competitive margins in order to enhance new equipment sales.

     Marketing. In general, the Company sells its cooling products to three different markets.

     1. The domestic plastics market is the largest market served by Thermal Care, representing the core of its business. There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes that the total U.S. market for water cooling equipment in the plastics industry is $101 million annually, and that the Company is the third largest supplier of heat transfer equipment to the plastics industry with a market share of 14.0 percent to 16.0 percent. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences economic cyclical activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that the Company will be able to maintain its market share with opportunities for increased share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Seventeen agencies are responsible for covering the United States and are supported by four Thermal Care regional managers.

     2. The primary emphasis for the sale of the Company's cooling products outside the United States has been in Latin America and through system design consultants' assembly of complete world wide PET (plastic bottle) plants, significant numbers of which are being built by large companies. This activity is currently recovering from a decline in recent years due to the devaluation of the Mexican peso. The Company believes that Thermal Care has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside of the U.S., and while there are European competitors selling equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors, and consultants, some of which are recognized as the leaders in the distribution of plastics machinery throughout Latin America.

     3. An increasing share of the Company's sales is to non-plastics industries that require specialized heat transfer equipment, usually sold to end-users as a package by the supplier of the primary equipment. The Company's sales in the laser industry, metallizing industry, and reaction injection molding industry have been particularly strong. The Company believes that the size of this market is more than $200 million annually. The Company expects growth in this market due to its ability to work with OEM's that perceive the Company to be a quality supplier. Distribution of products to the end user in this market is generally handled by the OEM. The Company is establishing a manufacturers' network to cover approximately one half the U.S.

     Trademarks. The Company registered the trademark "Thermal Care" with the U.S. Patent and Trademark Office in August 1986.

     Backlog. As of January 31, 1998, the dollar amount of Thermal Care's backlog (uncompleted firm orders) was $4,692,000. As of January 31, 1997, the amount of backlog was $4,513,000.

     Raw Materials and Manufacturing. Thermal Care's production facility utilizes approximately 63,000 square feet with an additional 13,000 square feet of inventory storage space. The plant layout is designed to facilitate movement through multiple work centers. Thermal Care's Manufacturing Accounting Production Inventory Control System ("MAPICS") supports its manufacturing operations. The status of the customer order at any given moment can be determined through the MAPICS system.

     The Company utilizes prefabricated sheet metal and sub-assemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. This reduces the labor to complete finished goods. The production line is self-contained, allowing the Company to assemble, wire, test, and crate the units for shipment with minimal handling.

     FT towers up to 100 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. Towers in excess of 100 tons in capacity are shipped for field assembly. The Company employs field technicians that can assist the customer with assembly. FT cooling towers are manufactured using fiberglass and hardware components purchased from a Taiwanese manufacturer, which is the Company's sole source for such products. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time.

     The FC towers are rectangular in design and are engineered by the Company. Two different cabinet sizes of the FC tower account for 16 different model variations. Some of these models are certified by the Cooling Tower Institute with stringent capacity guarantees. All FC cooling towers are assembled at the Company's Niles facility. FC towers can be shop assembled before shipment.

     The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet the customer specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of the tank is coated with an immersion service epoxy and the exterior is painted in a spray booth. In 1995, the Company developed a fiberglass tank for nonferrous applications.

     Portable chillers are assembled utilizing components manufactured by the Company and supplied by outside vendors. Portable chillers are assembled using a condensing unit, a non-corrosive tank, hose, and prepainted sheet metal. Many of the components utilized in these chillers are fabricated as sub-assemblies and held in inventory. Once the water and refrigeration components have been assembled, the unit is moved to the electrical department for the addition of control sub-assemblies and hardwiring. The chillers are then evacuated, charged with refrigerant and tested under fully loaded conditions. The final production step is to clean, insulate, label, and crate the chiller for shipment.

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


     Competition. The Company believes that there are approximately 13 competitors selling cooling equipment in the domestic plastics market. Three manufacturers, including the Company, collectively share approximately 75.0 percent of the plastics market. Many potential foreign customers with relatively small cooling needs are able to purchase small refrigeration units (portable chillers) that suit their needs and are manufactured in their respective local markets at prices below that which the Company can offer competing products. However, such local manufacturers often lack the technology and products needed for plant-wide cooling. The

Company believes that its positive reputation for producing quality plant-wide cooling product results in a significant portion of the business in this area.

     The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in Thermal Care's business. The Company believes that it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of Thermal Care have cost advantages as a result of manufacturing in non-union shops and of offering a limited range of products. Some of Thermal Care's competitors have greater financial resources than the Company.

     Government Regulation. The Company does not expect its compliance with Federal, State and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect upon the capital expenditures, earning or competitive position of Thermal Care, nor is management aware of the need for any material capital expenditures for environmental control facilities for the remainder of the current fiscal year or for the foreseeable future. Although regulations recently promulgated under the Federal Clean Air Act prohibit the manufacture and sale of certain refrigerants, none of these refrigerants are used by the Company in its products. Although there can be no assurance as to the ultimate effect on the Company of the Clean Air Act and related laws, the Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company.

Employees

     As of March 31, 1998, the Company had 754 full-time employees, 99 of whom were engaged in sales and marketing, 97 of whom were engaged in management and administration, and the remainder were engaged in production. Hourly production employees of the Company's filtration products business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2000. Most of production employees of the Company's cooling products business are represented by two unions, the Pipefitters and the International Brotherhood of Electrical Workers unions pursuant to collective bargaining agreements, both of which expire on June 1, 1998. The Company anticipates that this contract will be renegotiated without significant difficulty and that the resulting wage and benefit increases will be consistent with competitive industry and community standards. The piping system products' collective bargaining agreement with the Pipefitters Union-metal trade division, expires in March 2001.

Year 2000 Issues

     The Company has organized a program to evaluate and identify any material Year 2000 issues. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of the Company as of March 31, 1998:


                                                                    Executive Officer of
                                                                     the Company or its
                      Age                  Position                  Predecessors Since
                      ---                  --------                  ------------------
David Unger           63    Chairman of the Board of Directors,             1972
                            President and Chief Executive Officer
Henry M. Mautner      71    Vice Chairman of the Board of                   1972
                            Directors
Bradley E. Mautner    42    Vice President and Director                     1994
Gene K. Ogilvie       58    Vice President and Director                     1969
Fati A. Elgendy       49    Vice President and Director                     1990
Don Gruenberg         55    Vice President and Director                     1980
Michael D. Bennett    53    Vice President, Secretary and                   1989
                            Treasurer
Billy E. Ervin        52    Vice President                                  1986
Joseph P. Findley     58    Vice President                                  1991
J. Tyler Headley      47    Vice President                                  1973
Robert A. Maffei      49    Vice President                                  1987
Herbert J. Sturm      47    Vice President                                  1977
Stephen P. Russell    44    Vice President                                  1988
Thomas A. Benson      45    Vice President                                  1985

    All of the officers serve at the discretion of the Board of Directors.

     David Unger has been employed by the Company and its predecessors in various executive and administrative capacities since 1958, has served as President of Midwesco, Inc. from 1972 through January 1994 and was Vice President from February 1994 through December 1996. He was a director of Midwesco, Inc. from 1972 through December 1996, and served that company in various executive and administrative capacities from 1958 until the consummation of the merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"). He is a director of the company formed to succeed to the non-Thermal Care business of Midwesco, Inc.

     Henry M. Mautner has been employed by the Company and its predecessors in various executive capacities since 1972, has served as chairman of Midwesco, Inc., from 1972 through December 1996, and served that company in various executive and administrative capacities from 1949 until the consummation of the Midwesco Merger. Since the consummation of the Midwesco Merger, he has served as the chairman of the Company formed to succeed to the non-Thermal Care businesses of Midwesco, Inc. Mr. Mautner is the father of Bradley E. Mautner.

     Gene K. Ogilvie has been employed by the Company and its predecessors in various executive capacities since 1969. He has been general manager of Midwesco Filter or its predecessor since 1980 and President and Chief Operating Officer of Midwesco Filter since 1989. From 1982 until the consummation of the Midwesco Merger, he served as Vice President of Midwesco, Inc.

     Fati A. Elgendy, who was associated with Midwesco since 1978, was Vice President, Director of Sales of the Perma-Pipe Division of Midwesco from 1990 to 1991. In 1991 he became Executive Vice President of the Perma-Pipe Division, a position he continued to hold after the acquisition by the Company to form Perma-Pipe. In March 1995, Mr. Elgendy became President and Chief Operating Officer of Perma Pipe.

     Bradley E. Mautner has served as Vice President of the Company since December 1996 and has been a director of the Company since 1995. From 1994 to the consummation of the Midwesco Merger, he served as President of Midwesco, Inc. and since December 30, 1996 he has served as President of the company formed to succeed to the non-Thermal Care business of Midwesco, Inc. In addition, since February 1996, he has served as the Chief Executive Officer of Midwesco Services, Inc. (formerly known as Mid Res, Inc.). From February 1988 to January 1996, he served as the President of Mid Res, Inc. Bradley E. Mautner is the son of Henry M. Mautner.

     Don Gruenberg has been employed by the Company and its predecessors in various executive capacities since 1974, with the exception of a period in 1979-1980. He has been general manager of Thermal Care or its predecessor since 1980, and was named President of Thermal Care in 1988. He has been a Vice President and director of the Company since December 1996.

     Michael D. Bennett has served as the Chief Financial Officer and Vice President of MFRI and its predecessors since August 1989.

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

     Robert A. Maffei has been Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996. He had served as Vice President, Director of Engineering of Perma-Pipe since 1987 and was an employee of Midwesco, Inc. from 1986 until the acquisition of Perma-Pipe by MFRI in 1994.

     Herbert J. Sturm has served the Company since 1975 in various executive capacities including Vice President, Materials and Marketing Services of Midwesco Filter.

     Thomas Benson has served as Vice President Sales and Marketing of Thermal Care since May 1988.

     Stephen P. Russell has been employed by Thermal Care since March 1984, has served in executive capacities since December 1985, and has been Vice President Operations of Thermal Care since February 1994.

Item 2.  PROPERTIES

     The Company's principal executive offices, and the production facilities for the Company's cooling products business, are located in a 126,000 square foot facility leased by the Company at 7720 Lehigh Avenue, Niles, Illinois 60714. The production facilities for the Company's filtration products are located in buildings totalling 164,500 square feet situated on approximately 15 acres owned by the Company in a modern industrial park in Winchester, Virginia and a 130,700 square foot building in an industrial neighborhood in Cicero, Illinois. The Cicero, Illinois facility was purchased by the Company as a part of the TDC Acquisition in December 1997. The primary production facilities for the Company's piping system products are located on approximately 24 acres of land in a modern industrial park in Lebanon, Tennessee, and are housed in four buildings, which total 120,000 square feet and contain manufacturing, warehouse
and office facilities.   The Company owns the buildings and the land for the
Tennessee facility. The Company leases a 55,000 square foot warehouse facility in Niles, Illinois and a 2,600 square foot office and warehouse facility located in Riverside, California.

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

Item 3.  LEGAL PROCEEDINGS

     Midwesco, Inc., or one of its affiliates, PermAlert ESP, Inc. ("PermAlert") or Perma-Pipe, Inc. ("PPI"), was a party to three lawsuits (the "Pending Suits"), each of which, upon consummation of the Midwesco Merger, became the obligations of MFRI.

     Pursuant to the merger agreement entered into in connection with the Midwesco Merger, from and after the effective time of the Midwesco Merger (the "Effective Time"), MFRI has or will bear all costs and expenses of the Pending Suits, including, but not limited to, any judgments or settlement costs (the "Expenses"); provided, however, after MFRI has spent an aggregate of $400,000 in Expenses, all such Expenses of the Pending Suits will be paid from a special escrow holding 66,890 shares of MFRI common stock (the "Special Escrow").

     IHP Industrial v. Perm Alert ESP was filed in May 1996, in the Circuit Court of Lauderdale County, Mississippi. It involves a contract which PermAlert entered into with IHP Industrial, Inc. to supply a contained piping system for underground transport of jet fuel at the Air National Guard field in Meridian, Mississippi. The original purchase order for the project was $724,000 and subsequent change orders increased the contract price to $749,000. The plaintiff is seeking damages in excess of $833,000, based on claims for breach of warranty, misrepresentation and negligence. PermAlert has filed a counter-claim for $194,000, for amounts due under the original contract, including change orders, and for extras involved in the repair of the contained piping system.

     State Farm Mutual Automobile Ins. Co. v. George Hyman Constr. Co, et al. In July 1996, defendant J.A. House, Inc. ("J.A. House") sued Perma-Pipe in a Third Party Complaint in that litigation. The claim against Perma-Pipe related to a sub-contract which Perma-Pipe entered with J.A. House, pursuant to which Perma-Pipe agreed to supply a hot water supply and return piping system with leak detection capabilities, for the construction of the State Farm Mutual Automobile Insurance Company complex in Bloomington, Illinois. Perma-Pipes' involvement in this matter was settled during 1997 by Perma-Pipe's payment of $120,000.

     In May 1993, Midwesco, Inc. and PermAlert filed a complaint against PPG Industries, Inc. ("PPG") and Crain Brothers, Inc. ("Crain"). This case involved an agreement between PermAlert and PPG for the manufacture and delivery, by PermAlert, of a chlorine pipeline and related services. Perma-Alert paid $230,000 as part of an overall settlement with PPG and the court dismissed the matter in consideration of the settlement.

     In the event there are no shares of MFRI common stock in the Special Escrow, the responsibility for the Pending Suits will be solely that of MFRI. Upon the disposition or termination of all of the Pending Suits, any shares in the Special Escrow will be distributed to the shareholders of Midwesco, Inc. as of the Effective Time prorata to their interests in Midwesco, Inc. at the Effective Time. During 1997, costs of these lawsuits, including the settlements of two of the lawsuits, exceeded the reserve by approximately $177,000, which will be reimbursed from the Special Escrow. Management believes that the settlement costs of the pending lawsuit will not exceed the remaining balance in the Special Escrow.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II



Item 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded on The Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sales prices as reported by the Nasdaq National Market for 1996 and for 1997.


                       1996                              High          Low
                       ----                             ------        -----
First Quarter...................................        $ 7.25        $5.75
Second Quarter..................................          8.00         6.50
Third Quarter...................................          8.13         6.63
Fourth Quarter..................................          8.13         6.88

                       1997                              High          Low
                       ----                             ------        -----
First Quarter...................................        $ 8.63        $6.75
Second Quarter..................................         10.50         6.63
Third Quarter...................................         10.50         8.94
Fourth Quarter..................................         10.50         7.75




     As of January 31, 1998, there were approximately 150 stockholders of record, and approximately 1,350 beneficial stockholders of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA


     The following selected financial data for the Company for the years 1997, 1996, 1995, 1994 and 1993 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.


                                                            Fiscal Year ended January 31,
                                             ---------------------------------------------------------
(In thousands, except per share data)        1998          1997         1996          1995        1994
                                             ----          ----         ----          ----        ----
Statements of operations data:
Net sales                                $111,240       $93,573      $85,838       $75,495     $29,866
Income from operations                      6,224         6,396        4,738         2,384       2,459
Net income                                  2,758         3,230        2,373         1,203       1,534
Net income per share - basic                 0.55          0.71         0.52          0.27        0.54
Net income per share - diluted               0.54          0.70         0.52          0.27        0.54

                                                                 As of January 31,
                                             ---------------------------------------------------------
(In thousands)                               1998          1997         1996          1995        1994
                                             ----          ----         ----          ----        ----
Balance Sheet data:
Total assets                              $92,941       $75,328      $58,985       $47,917     $36,898
Long-term debt, less current
   portion                                 33,073        22,627       14,050         6,650       3,100
Capitalized leases,
   less current portion                     2,202         1,294          217           252         147


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

                                               Fiscal Year Ended January 31,
                                             ----------------------------------
(In thousands)                               1997      1996      1995      1994
                                             ----      ----      ----      ----
Thermal Care statements of operations
   data: (1)
Net Sales                                 $20,036   $19,775   $18,528   $13,127
Income (loss) from continuing operations      661     1,318     1,623       (89)
Net Income (loss)                           1,161       894       936       128
Net Income (loss) per share                  NA         NA        NA        NA

-----------------

(1) The 1994 Thermal Care statement of operations data reflects the operations of Perma-Pipe as discontinued operations.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained elsewhere in this annual report, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "continue", "remains", "intend", "aim", "should", "prospects", "could", "future", "potential", "believes", "plans" and "likely" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

The Company's fiscal year ends on January 31. Fiscal years 1997, 1996 and 1995 ended on January 31, 1998, 1997 and 1996, respectively. Balances described as balances as of 1997, 1996 and 1995 are balances as of January 31, 1998, 1997 and 1996, respectively.


RESULTS OF OPERATIONS
Overview
--------
                             [GRAPH APPEARS HERE]
Net Sales                  Gross Profit                Net Income
---------                  ------------                ----------
(in millions)              (in millions)               (in millions)

1997  111.240              1997  27.935                  1997  2.758

1996   93.573              1996  21.805                  1996  3.230

1995   85.838              1995  16.880                  1995  2.373



1997 Compared to 1996

Net sales increased 18.9 percent in 1997 to $111,240,000 from $93,573,000 in 1996. Gross profit for 1997 was $27,935,000 or 25.1 percent of net sales, an increase of 28.1 percent from the $21,805,000 or 23.3 percent of net sales reported in 1996. Net sales and gross profit increased in 1997 primarily due to the inclusion of a full year of operations of the Company's industrial process cooling equipment business which was acquired in December 1996 through the merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"). The accounts of this business were not included in the accounts of the Company prior to the acquisition date. This increase was partially offset by a decline in sales of the piping system products business, as a major secondary containment sale essentially completed in 1996 was not replaced in 1997.

Net income decreased 14.6 percent from $3,230,000 or $0.71 per common share (basic) in 1996 to $2,758,000 or $0.55 per common share (basic) in 1997. The increase in 1997 net income attributable to the acquisition of the industrial process cooling equipment business in the Midwesco Merger was more than offset by warranty costs related to the piping system products business and costs incurred to defend two patent infringement lawsuits.

1996 Compared to 1995

Net sales of $93,573,000 in 1996 increased 9.0 percent from the $85,838,000 reported in 1995. Gross margins increased 29.2 percent from $16,880,000 or 19.7 percent of net sales in 1995 to $21,805,000 or 23.3 percent of net sales in 1996.

Net income of $3,230,000 or $0.71 per common share (basic) in 1996 increased
36.1 percent from $2,373,000 or $0.52 per common share (basic) in 1995.

Net sales increased in 1996 mainly due to the inclusion of a full year of operations of SZE Hagenuk GmbH, acquired in December 1995, and approximately one month of the operations of the industrial process cooling equipment business, acquired in December 1996 in the Midwesco Merger, coupled with a major domestic secondary containment sale booked by the piping system products business in 1995 and essentially completed in 1996. The increase in margins and net income were primarily the result of product mix of sales in the piping system products business, as the domestic secondary containment sales and the sales of SZE Hagenuk GmbH yield a higher than average gross profit as a percent of net sales.

Filtration Products Business

The Company's filtration products business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities. In 1997, the average order amount was approximately $5,726. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 1997, 1996 and 1995, no customer accounted for 10 percent or more of the net sales of the Company's filtration products and services.

The Company's filtration products business, to a large extent, is dependent on government regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of its filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurances as to what ultimate effect, if any, the Clean Air Act Amendments will have on the Company's filtration products business, the Company believes that the Clean Air Act Amendments are likely to have a long-term positive effect on demand for the Company's filtration products and services.

---------------------------------------------------------------------------------------------------
Filtration Products Business
(In thousands)                                                                    % Increase
                                                                                  (Decrease)
                                                                              -----------------
                                        1997         1996         1995          1997         1996
                                    -----------  -----------  -----------  ------------  ----------
Net sales                              $40,145      $37,563      $36,590          6.9%         2.7%

Gross margins                           10,243        9,862        8,727          3.9%        13.0%
    As a percentage of net sales          25.5%        26.3%        23.9%

Income from operations                   4,140        4,615        4,086        (10.3%)       12.9%
    As a percentage of net sales          10.3%        12.3%        11.2%
---------------------------------------------------------------------------------------------------

1997 Compared to 1996

Net sales increased 6.9 percent to $40,145,000 in 1997 from $37,563,000 in 1996 primarily due to higher sales of filter elements for cartridge collectors.

Gross profit as a percent of net sales was 25.5 percent in 1997 compared to 26.3 percent in 1996. Unfavorable product mix and the attendant manufacturing inefficiencies were the major causes of the decline in the gross profit margin.

Selling expense increased 14.1 percent from $3,265,000 or 8.7 percent of net sales in 1996 to $3,726,000 or 9.3 percent of net sales in 1997, largely due to additional sales resources.

General and administrative expenses increased from $1,982,000 in 1996 to $2,377,000 in 1997 and from 5.3 percent to 5.9 percent of net sales. The cost of additional administrative resources and expenses, primarily legal expenses related to a patent infringement dispute in 1997, were partially offset by reduced research and development expenses.

1996 Compared to 1995

Net sales increased 2.7 percent from $36,590,000 to $37,563,000 due to higher unit sales across most product lines.

Gross profit as a percentage of net sales increased from 23.9 percent to 26.3 percent, primarily due to higher intake margins and a favorable product mix.

Selling expense increased from $2,783,000 to $3,265,000 and from 7.6 percent to
8.7 percent of net sales. The increase is primarily the result of increased international selling expenses, additional domestic sales and marketing staffing and higher gross profit-related incentive compensation.

General and administrative expenses increased from $1,858,000 to $1,982,000 and from 5.1 percent to 5.3 percent of net sales, primarily the result of profit-related incentive compensation.

Piping System Products Business

Generally, the Company's leak detection and location systems and secondary containment piping systems have higher profit margins than its district heating and cooling piping systems. However, the Company has been able to improve the margins for its district heating and cooling piping systems by booking orders more selectively. The Company has benefitted from continuing efforts to have its leak detection and location systems and secondary containment piping systems included as part of the customers' original specifications for an increasing number of construction projects.

Although demand for the Company's secondary containment piping system products is generally affected by its customers' need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 1997, 1996 and 1995, no customer accounted for 10 percent or more of net sales of the Company's piping system products.

The Company's piping system products business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 1997 was approximately $29,512. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping system products are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping system products tend to be lower during the winter months, due to weather constraints over much of the country.

----------------------------------------------------------------------------------------------------
Piping System Product Business
------------------------------
(In thousands)                                                                    % Increase
                                                                                  (Decrease)
                                                                           ------------------------
                                       1997         1996         1995          1997         1996
                                    -----------  -----------  -----------  ------------  ----------
Net sales                              $46,232      $54,194      $49,248        (14.7%)       10.0%

Gross margins                            9,723       11,373        8,153        (14.5%)       39.5%
    As a percentage of net sales          21.0%        21.0%        16.6%

Income from operations                   2,347        4,033        2,585        (41.8%)       56.0%
    As a percentage of net sales           5.1%         7.4%         5.2%
----------------------------------------------------------------------------------------------------


1997 Compared to 1996

Net sales decreased 14.7 percent from $54,194,000 in 1996 to $46,232,000 in 1997, primarily due to a major secondary containment sale essentially completed in 1996 which was not replaced in 1997.

Gross profit as a percent of sales remained unchanged at 21.0 percent in spite of costs incurred to rectify a substantial warranty claim relating to a piping system of a design which has been discontinued.

Selling expense decreased from $2,583,000 in 1996 to $2,498,000 in 1997 due to a reduction in sales literature requirements. Product catalogs and brochures were ordered in bulk in 1996. Selling expense as a percent of net sales increased from 4.8 percent to 5.4 percent due to the sales expense being spread over a smaller sales base.

General and administrative expense increased from $4,757,000 in 1996 to $4,878,000 in 1997 and from 8.8 percent to 10.6 percent of net sales mainly due to legal expenses related to a patent infringement lawsuit.

Foreign net sales decreased from $6,207,000 in 1996 to $5,741,000 in 1997 and foreign operating income decreased from $589,000 to $341,000, due primarily to a decline in SZE Hagenuk sales.


1996 Compared to 1995

Net sales increased 10.0 percent from $49,248,000 to $54,194,000, due primarily to a major domestic secondary containment sale booked in 1995 and essentially completed in 1996, and to a full year's sales from SZE Hagenuk, which was acquired late in 1995.

Gross profit as a percent of net sales increased from 16.6 percent to 21.0 percent, due primarily to favorable product mix, as the increased domestic secondary containment sales and SZE Hagenuk sales yield higher than average gross profits as a percent of net sales.

Selling expense increased from $1,802,000 to $2,583,000 and from 3.7 percent to
4.8 percent of net sales, due primarily to increased profit-related incentive compensation and the full year's expenses of SZE Hagenuk acquired in late 1995.

General and administrative expense increased from $3,766,000 to $4,757,000 and from 7.6 percent to 8.8 percent of net sales. The increase resulted primarily from increased staffing in customer service and the inclusion of SZE Hagenuk for a complete year.

Foreign net sales increased from $3,659,000 to $6,207,000 and foreign operating income increased from $206,000 to $589,000, due primarily to the inclusion of a full year's operations of SZE Hagenuk.


Industrial Process Cooling Equipment Business

The Company's cooling products business is characterized by a large number of relatively small orders and a limited number of large orders. In 1997, the average order amount was approximately $4,033. Generally, sales to original equipment manufacturers ("OEM's") have lower profit margins than sales to the domestic and international plastics industries and other markets. Large orders are generally highly competitive and result in lower profit margins. In 1997, 1996 and 1995, no customer accounted for 10 percent or more of the Company's cooling products net sales. Although the accounts of the industrial process cooling equipment business were not included in the accounts of the Company prior to December 30, 1996, the following pro forma information is presented to help the reader understand this business.

----------------------------------------------------------------------------------------------------
Industrial Process Cooling Equipment Business
-----------------------------------------------
(In thousands)                                                                  % Increase
                                                        Pro Forma               (Decrease)
                                                ------------------------  -----------------------
                                      1997         1996         1995         1997        1996
                                   -----------  -----------  -----------  ----------  -----------
Net sales                             $24,863      $20,036      $19,776        24.1%         1.3%

Gross margins                           7,969        5,875        4,529        35.6%        29.7%
    As a percentage of net sales         32.1%        29.3%        22.9%

Income from operations                  2,836          661        1,319       329.0%       (49.9%)
    As a percentage of net sales         11.4%         3.3%         6.7%
----------------------------------------------------------------------------------------------------

1997 Compared to 1996

Net sales increased 24.1 percent to $24,863,000 in 1997 from $20,036,000 in 1996, resulting from higher sales across all product lines, especially tanks and central chiller systems.

Gross profit as a percentage of net sales increased from 29.3 percent in 1996 to
32.1 percent in 1997 primarily due to plant efficiencies from larger production volumes.

Selling expenses increased from $2,700,000 in 1996 to $3,055,000 in 1997, primarily due to higher commission expense related to the increased sales volume. Selling expense as a percentage of net sales declined from 13.5 percent to 12.3 percent due to selling expenses being spread over a larger sales base in 1997.

General and administrative expenses decreased from $2,514,000 to $2,078,000 and from 12.5 percent of net sales to 8.4 percent of net sales. Pro forma general and administrative expenses for 1996 included a provision for lawsuits described as follows: Pro forma general and administrative expenses for 1996 include a provision of $400,000 for the estimated ultimate cost of three lawsuits which had been considered in negotiating the acquisition price of the Midwesco Merger and which, upon consummation of the Midwesco Merger, became the obligations of MFRI. Pursuant to the merger agreement relating to the Midwesco Merger, should MFRI spend more than an aggregate of $400,000 in costs, expenses, judgments or settlements of such lawsuits, additional amounts will be paid from a special escrow holding 66,890 shares of MFRI common stock, such escrow having been established as a part of the Midwesco Merger. During 1997, costs of these lawsuits, including the settlements of two of the lawsuits, exceeded the $400,000 reserve by approximately $177,000, which will be reimbursed from the special escrow. Management believes that the settlement costs of the pending lawsuit will not exceed the remaining balance in the special escrow. Also included in the pro forma general and administrative expenses for 1996 was $634,000 of corporate administrative expenses attributed to support of this business. Without such pro forma adjustments of $1,034,000, 1996 general and administrative expenses totalled $1,480,000. The increase from $1,480,000 to $2,078,000 consisted primarily of other corporate expenses which were not directly charged to this business prior to 1997.


1996 Compared to 1995

Net sales increased 1.3 percent from $19,776,000 to $20,036,000. The increase was due primarily to additional OEM portable chiller sales partially offset by lower export sales, mainly resulting from a large sale in 1995 for a plastic bottle manufacturing plant in China which was not replaced in 1996.

Gross profit as a percent of net sales increased from 22.9 percent to 29.3 percent primarily due to a more favorable sales product mix coupled with commission expenses of $1,506,000 in 1996 which were classified as selling expenses. Commission expenses were included in cost of sales in 1995.

Selling expenses increased from $1,206,000 to $2,700,000 and from 6.1 percent to
13.5 percent of net sales. The increase was due primarily to classifying the commission expenses of $1,506,000 described above as selling expenses in 1996 rather than cost of sales as in 1995.

General and administrative expenses increased from $2,004,000 to $2,514,000 and from 10.1 percent to 12.5 percent of net sales, due primarily to increased engineering sales support expenses and to the $400,000 provision for lawsuits described above.


General Corporate Expenses
--------------------------

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.


1997 Compared to 1996

General and administrative expenses not allocated to business segments increased from $2,389,000 in 1996 to $3,099,000 in 1997, primarily due to the expense of supporting the industrial process cooling equipment business acquired in the Midwesco Merger for the entire year of 1997. Such expenses were included in the 1996 pro forma results of operations of the industrial process cooling equipment business.

Interest expense was $1,640,000 in 1997, compared to $992,000 in 1996, mainly because of higher borrowings to finance working capital, fixed asset additions, and the acquisition of TDC and the inclusion of the debt acquired in the Midwesco merger for the full year in 1997. (See also Liquidity and Capital Resources.)


1996 Compared to 1995

General and administrative expenses not allocated to business segments increased from $1,933,000 to $2,389,000, due primarily to increased profit-based incentive compensation, expenses of upgrading the Company's computer hardware and software, and higher administrative, financial management and accounting salaries expense. The increased administrative, financial management and accounting salaries expenses reflect shifts in time devoted to corporate administrative matters from other areas, with some offsetting decrease in Perma-Pipe administrative expense. The December 30, 1996, acquisition of Midwesco had a minimal effect on general corporate expenses.

Interest expense increased from $925,000 to $992,000 due primarily to higher borrowings to finance working capital, fixed asset acquisitions, the acquisition of SZE Hagenuk, and the purchase of real estate to provide for the expansion of Midwesco Filter in Winchester, Virginia.

LIQUIDITY AND CAPITAL RESOURCES

On September 14, 1995, and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1995 in the filtration products business in Winchester, Virginia ($3,150,000) and the piping systems products business in Lebanon, Tennessee ($3,150,000). The bonds bear interest at a variable rate, which initially approximated five percent per annum, including letters of credit and remarketing fees. Each bond indenture establishes a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $2,929,000 at January 31, 1998. The bonds are fully secured by bank letters of credit which expire approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letters of credit prior to expiration.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000 square foot building adjacent to its Midwesco Filter property in Winchester, Virginia. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the industrial revenue bonds described above.

At January 31, 1998, a capacity expansion project at the Lebanon, Tennessee piping systems manufacturing facility was essentially complete. This project was primarily financed from the proceeds of the Tennessee Industrial Revenue Bonds.

The Company has a positive working capital of $31.3 million and a current ratio of 2.6 to 1 at January 31, 1998.

Working capital and investment needs of the Company have historically been funded through the Company's operations and a revolving line of credit. To finance the September 1994 acquisition of Ricwil Piping Systems Company, the Company borrowed $4,000,000 from a bank under a term loan. The Company assumed approximately $6,611,000 of Midwesco, Inc. long-term debt in the Midwesco Merger, $5,000,000 of which represented assumed bank and other debt, with the remainder representing assumed capitalized lease obligations. Effective December 15, 1996, the Company replaced its revolving line of credit and the unpaid portion of the $4,000,000 September 1994 term loan with $15 million of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5 million floating rate unsecured revolving line of credit. Proceeds of the Notes were also used to repay the Midwesco, Inc. debt assumed by the Company. The Notes bear interest at an annual rate of 7.21% and require principal payment beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life.

During 1997, the terms of the unsecured credit agreement were amended. Under the terms of the agreement as amended, the Company may borrow up to $12,000,000 under a revolving line of credit which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At January 31, 1998, the prime rate was 8.50 percent and the margin added to the LIBOR rate, which is redetermined each quarter based on the Company's interest coverage ratio, was 1.75 percent. The Company had borrowed $10,950,000 under the revolving line of credit at January 31, 1998. Additionally, $449,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities. The loan agreement contains certain financial covenants. As of January 31, 1998, the Company was not in compliance with one such financial covenant. The Company has obtained a waiver for such non-compliance.

YEAR 2000

Certain computer systems with date-sensitive programs may not properly recognize the year 2000 and may, as a result, create unreliable data or fail to operate at all in the year 2000 and thereafter. Such occurrences could have a material adverse effect on the Company's results of operations and financial condition. Accordingly, the Company is assessing its financial and operating systems for the presence of such deficiencies and is developing and executing detailed corrective plans. The Company is also communicating with significant suppliers of goods and services and with customers to assess its exposure to their potential year 2000 issues. Finally, the Company is assessing its products for the presence of technology which might adversely affect those products and the customers to whom they have been delivered. Although there can be no assurances, based on current assessments, Management expects the Company's year 2000 issues to be identified and corrected before the year 2000, and does not expect the costs of correction to have a material adverse effect on the Company's results of operations or financial condition.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company as of January 31, 1998 and January 31, 1997 and for each of the three years in the period ended January 31, 1998 and the notes thereto are set forth elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees For Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 1998 annual meeting of stockholders.

     Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 1998 annual meeting of stockholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     a.   (1)  Consolidated Financial Statements
               Refer to Part II, Item 8 of this report.

          (2)  Financial Statement Schedule
               a.  Schedule II - Valuation and Qualifying Accounts

          (3) The exhibits, as listed in the Exhibit Index set forth on pages 59 and 60, are submitted as a separate section of this report.

     b. During the last quarter of the fiscal year ended January 31, 1998, the Company filed a Current Report on Form 8-K dated December 12, 1997.

     c.   See Item 14(a)(3) above.

     d. The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


April 30, 1998

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share information)

                                                1997       1996       1995

                                              Fiscal Year Ended January 31,
----------------------------------------------------------------------------
                                                1998       1997       1996
Net sales                                     $111,240    $93,573    $85,838

Cost of sales                                   83,305     71,768     68,958
                                              --------    -------    -------

Gross profit                                    27,935     21,805     16,880

Operating expenses:
 Selling expense                                 9,279      6,104      4,585
 General and administrative expense             11,735      8,740      6,993
 Management services agreement - net               697        565        564
                                              --------    -------    -------
  Total operating expenses                      21,711     15,409     12,142
                                              --------    -------    -------

Income from operations                           6,224      6,396      4,738

Interest expense - net                           1,640        992        925
                                              --------    -------    -------

Income before income taxes                       4,584      5,404      3,813

Income taxes                                     1,826      2,174      1,440
                                              --------    -------    -------

Net income                                    $  2,758    $ 3,230    $ 2,373
                                              ========    =======    =======

Net income per common share - basic              $0.55      $0.71      $0.52

Net income per common share - diluted            $0.54      $0.70      $0.52

Weighted average common shares outstanding       4,971      4,575      4,529

Weighted average common shares outstanding
 assuming full dilution                          5,115      4,628      4,546

See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except per share information)


                                                              As of January 31,
ASSETS                                                          1998      1997
-------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents                                 $   976   $ 3,416
    Trade accounts receivable, less allowance for doubtful
        accounts of $209 in 1997 and $270 in 1996              21,641    18,759
    Accounts receivable - related companies                       342       157
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                3,489     2,807
    Income taxes receivable                                     1,096       186
    Inventories                                                19,595    17,244
    Deferred income taxes                                       2,308     2,193
    Prepaid expenses and other current assets                   1,320       487
                                                              -------   -------
            Total current assets                               50,767    45,249
                                                              -------   -------

Restricted Cash from Bond Proceeds                              2,929     3,880

Property, Plant and Equipment, Net                             23,030    15,054

Other Assets:
    Patents, net of accumulated amortization                    1,033     1,128
    Goodwill, net of accumulated amortization                  12,399     8,120
    Other assets                                                2,783     1,897
                                                              -------   -------
            Total other assets                                 16,215    11,145
                                                              -------   -------

Total Assets                                                  $92,941   $75,328
                                                              =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current Liabilities:
    Drafts payable                                            $ 1,882   $ 1,598
    Trade accounts payable                                      7,180     6,261
    Accounts payable - related companies                           30        16
    Accrued compensation and payroll taxes                      1,731     1,579
    Other accrued liabilities                                   1,783     1,128
    Commissions payable                                         5,821     6,049
    Current maturities of long-term debt                          573       564
    Billings in excess of costs and estimated earnings
        on uncompleted contracts                                  461       210
                                                              -------   -------
            Total current liabilities                          19,461    17,405
                                                              -------   -------

Long-term debt, less current maturities                        35,275    23,921
Deferred income taxes                                           1,453     1,059
Other                                                             711        89
                                                              -------   -------
            Total long-term liabilities                        37,439    25,069
                                                              -------   -------

Stockholders' Equity:
    Common stock, $0.01 par value, authorized 15,000
        shares; 4,981 and 4,962 issued and
        outstanding in 1997 and 1996, respectively                 50        50
    Additional paid-in capital                                 21,864    21,384
    Retained earnings                                          14,236    11,478
    Accumulated translation adjustment                           (109)      (58)
                                                              -------   -------
            Total stockholders' equity                         36,041    32,854
                                                              -------   -------

Total Liabilities and Stockholders' Equity                    $92,941   $75,328
                                                              =======   =======

See notes to consolidated financial statements.

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                          Common Stock          Additional     Returnable                Accumulated
                                       -------------------       Paid-in      Shares Held     Retained   Translation
                                       Shares       Amount       Capital       in Escrow      Earnings    Adjustment       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1995               4,529        $ 47        $ 18,876        $(877)       $ 5,875        $  19        $ 23,940

Net income                                                                                      2,373                        2,373
Shares returned from escrow due to
 Ricwil settlement                         (5)         (2)           (909)         877                                         (34)
Unrealized translation adjustment                                                                              (56)            (56)
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996               4,524          45          17,967            -          8,248          (37)         26,223

Net income                                                                                      3,230                        3,230
Shares issued in connection with the
 acquisition of Eurotech                   31                         214                                                      214
Shares issued in connection with the
 acquisition of Midwesco                2,124          22          16,718                                                   16,740
Shares held by Midwesco retired at
 time of Midwesco acquisition          (1,718)        (17)        (13,518)                                                 (13,535)
Stock options exercised                     1                           3                                                        3
Unrealized translation adjustment                                                                              (21)            (21)
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997               4,962          50          21,384            -         11,478          (58)         32,854

Net income                                                                                      2,758                        2,758
Stock options issued in connection
 with the acquisition of
 TDC Filter Manufacturing, Inc.                                       369                                                      369
Stock options exercised                    19                         115                                                      115
Unrealized translation adjustment                                                                              (51)            (51)
Other                                                                  (4)                                                      (4)
----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                4,981        $ 50        $ 21,864        $   -        $14,236        $(109)       $ 36,041
==================================================================================================================================

See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                          1997       1996       1995

                                                        Fiscal Year Ended January 31,
                                                          1998       1997       1996
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                            $  2,758   $  3,230   $  2,373
  Adjustments to reconcile net income to
   net cash flows from operating activities:
     Provision for depreciation and amortization           2,715      1,810      1,335
     Deferred income taxes                                   276       (189)        52
     Foreign currency translation adjustment                 (51)       (21)       (56)
     Change in operating assets and liabilities,
      net of effects of purchased businesses:
       Accounts receivable                                (1,815)      (463)    (1,010)
       Income taxes receivable                              (868)       177       (265)
       Inventories                                        (1,356)        64     (1,774)
       Prepaid expenses and other assets                  (2,395)       512     (1,151)
       Accounts payable                                     (778)    (1,417)      (766)
       Compensation and payroll taxes                         56        461        127
       Other accrued liabilities                           1,132        537         (4)
                                                        --------   --------   --------
Net Cash Flows from Operating Activities                $   (326)  $  4,701   $ (1,139)
                                                        --------   --------   --------

Cash Flows from Investing Activities:
  Change in restricted cash from Industrial
   Revenue Bonds                                             951      1,166     (5,046)
  Acquisitions of businesses, net of cash acquired        (7,293)      (211)      (690)
  Purchases of property and equipment                     (4,385)    (2,726)    (2,259)
                                                        --------   --------   --------
Net Cash Flows from Investing Activities                 (10,727)    (1,771)    (7,995)
                                                        --------   --------   --------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations             (509)      (295)      (151)
  Proceeds from issuance of Industrial Revenue
   Bonds                                                                         6,300
 Borrowings under revolving, term and
   mortgage loans                                         25,427     38,242     18,500
  Repayment of bank debt                                 (16,420)   (37,913)   (15,550)
 Stock options exercised                                     115          3          -
                                                        --------   --------   --------
Net Cash Flows from Financing Activities                   8,613         37      9,099
                                                        --------   --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents      (2,440)     2,967        (35)
Cash and Cash Equivalents - Beginning of Year              3,416        449        484
                                                        --------   --------   --------
Cash and Cash Equivalents - End of Year                 $    976   $  3,416   $    449
                                                        ========   ========   ========


See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 1 -- BASIS OF PRESENTATION


MFRI, Inc. ("MFRI") was incorporated on October 12, 1993, and on January 28, 1994 became successor by merger to Midwesco Filter Resources, Inc. ("Midwesco Filter"), when all the assets of the Perma-Pipe division of Midwesco, Inc. ("Perma-Pipe"), were acquired, subject to specified liabilities, in exchange for cash and common stock of MFRI.

Through the merger of Midwesco, Inc. ("Midwesco") into MFRI on December 30, 1996 (the "Midwesco Merger"), MFRI acquired all the assets of Midwesco's Thermal Care business ("Thermal Care"), subject to specified liabilities which included the following: all liabilities associated with three lawsuits arising from warranty obligations of Perma-Pipe; Midwesco's rights under leases, primarily its lease of the building in Niles, Illinois that serves as the principal offices of both MFRI and Midwesco and as the manufacturing facility of Thermal Care; the deferred tax assets of Midwesco and 1,718,000 shares of the common stock of MFRI owned by Midwesco. Prior to the Midwesco Merger, Midwesco was primarily owned by certain management stockholders of MFRI and their families.

Fiscal Year: The Company's fiscal year ends on January 31. Fiscal years 1997, 1996 and 1995 ended on January 31, 1998, 1997 and 1996, respectively. Balances described as balances as of 1997, 1996 and 1995 are balances as of January 31, 1998, 1997 and 1996, respectively.

Principles of Consolidation: The consolidated financial statements of MFRI include the accounts of MFRI and its wholly-owned subsidiaries, Midwesco Filter and Perma-Pipe; Perma-Pipe's subsidiaries, Perma-Pipe Services, Ltd. ("PPSL"), Ricwil Piping Systems Company ("Ricwil") subsequent to September 30, 1994 and until its dissolution on November 21, 1997 (see Note 4), and SZE Hagenuk GmbH of Hamburg, Germany ("SZE Hagenuk") subsequent to December 6, 1995 and Midwesco Filter's subsidiary, TDC Filter Manufacturing, Inc. ("TDC") subsequent to December 3, 1997 (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Business: Midwesco Filter is engaged principally in the manufacture and sale of filter elements for use in industrial air filtration systems. Air filtration systems are used in a wide variety of industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. Perma-Pipe is engaged in engineering, designing and manufacturing specialty piping systems and leak detection and location systems. Thermal Care is engaged in engineering, designing and manufacturing industrial process cooling equipment, including chillers, cooling towers, pump and tank assemblies, temperature controllers, and water treatment equipment.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: Midwesco Filter, TDC, SZE Hagenuk and Thermal Care recognize revenues at the date of shipment. Perma-Pipe and PPSL recognize revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.

Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income; such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

(In thousands)
                     1997        1996
                    -------     -------

Raw materials       $14,296     $12,443
Work in process       1,557       2,011
Finished goods        3,742       2,790
                    -------     -------
Total               $19,595     $17,244
                    =======     =======

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of major facilities and amortized over the asset's estimated useful life. In 1997, $54,000 of interest cost was capitalized. No interest was capitalized in 1996 and 1995.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)

                                                    1997        1996
                                                   -------     -------

Land, buildings and improvements                   $11,575     $ 6,846
Machinery and equipment                             13,276       9,237
Furniture and office equipment                       3,873       2,919
Transportation equipment                             1,304       1,147
                                                   -------     -------
                                                   $30,028     $20,149
Less accumulated depreciation and amortization       6,998       5,095
                                                   -------     -------
Property, plant and equipment, net                 $23,030     $15,054
                                                   =======     =======

Goodwill reflected in the consolidated financial statements relates to the Company's 1993 acquisition of Perma-Pipe, the 1994 acquisition of Ricwil, the 1996 acquisition of Midwesco and the 1997 acquisition of TDC. The Company amortizes goodwill on the straight-line basis over 40 years for the Perma-Pipe, Ricwil and TDC acquisitions and 25 years for the Midwesco acquisition. Accumulated amortization was $606,000 and $354,000 at January 31, 1998 and 1997, respectively.

Patents are capitalized and amortized on the straight-line basis over a period not to exceed the legal lives of the patents. Accumulated amortization was $484,000 and $359,000 at January 31, 1998 and 1997, respectively.

In 1996, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. The Company's past policy was to measure an impairment loss for assets held for use based on expected undiscounted future cash flows. Adoption of this statement will result in recognition of a larger loss, based on discounted future cash flows, in the year of impairment and lower depreciation charges over the remaining life of the asset. Since adoption, no impairment losses have been recognized. The recognition and measurement of impairment losses for long-lived assets to be disposed of under SFAS No. 121 is consistent with the Company's past practice.

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

Financial Instruments: The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company utilizes forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 1998, 1997 and 1996.

Net Income Per Common Share: The Company adopted SFAS No. 128, "Earnings per Share," in 1997, which requires the disclosure of two earnings per common share ("EPS") amounts: basic and diluted. EPS are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted). EPS computations for all prior years have been restated to reflect the provisions of SFAS No. 128.

The basic weighted average shares reconciles to fully diluted weighted average shares as follows:

(In thousands)
                                                      1997       1996       1995
                                                      -----      -----      -----
Net Income                                           $2,758     $3,230     $2,373
                                                     ======     ======     ======
Basic weighted average common shares outstanding      4,971      4,575      4,529

Dilutive effect of stock options                        144         53         17
                                                     ------     ------     ------

Weighted average common shares
    outstanding assuming full dilution                5,115      4,628      4,546
                                                     ======     ======     ======
Net income per common share -- basic                 $ 0.55     $ 0.71     $ 0.52

Net income per common share -- diluted               $ 0.54     $ 0.70     $ 0.52

In 1997, 1996 and 1995, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 45,300, 172,075 and 291,700, respectively. These options were outstanding at the end of each of the respective years.

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

Stock Options: The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options. Under APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the issuance date, no compensation expense is recognized. Pro forma net income and net income per share is presented in Note 13 as if the alternative fair value method of accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to employee stock options granted after January 31, 1995. The fair value method of accounting is used for all stock options other than employee stock options in accordance with SFAS No. 123.

New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 132 revises current disclosure requirements for employers' pensions and other retiree benefits. These standards are effective for years beginning after December 15, 1997. These standards expand or modify current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its reported segments.

Reclassifications: Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE 3 -- RELATED PARTY TRANSACTIONS

The Company leases its primary building from two significant management stockholders under a lease agreement. During 1997, the Company paid $567,000 under this agreement. The Company also provides certain services and facilities to companies primarily owned by those management shareholders and purchases certain services from those companies under management services agreements. During 1997, the Company received $587,000 and paid $100,000 under such agreements.

Prior to the Company's acquisition of Midwesco, Midwesco provided certain services and facilities to the Company and the Company provided certain services to Midwesco under management services agreements. Pursuant to such agreements, the Company reimbursed Midwesco $600,000 and $564,000 during the years 1996 and 1995, respectively and Midwesco reimbursed the Company $35,000 during 1996. No amounts were reimbursed by Midwesco to the Company in 1995.

The lease agreement and the management services agreements have been approved by the Company's Independent Directors (Note 13). Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received under arms-length transactions.

NOTE 4 -- ACQUISITIONS

TDC

On December 3, 1997, MFRI and a subsidiary acquired all the outstanding shares of capital stock of TDC, together with its offices and manufacturing facility, for an aggregate purchase price of $9,732,000. This amount includes $2,003,000 to repay the debt of TDC and options to purchase 75,000 shares of MFRI, the fair value of which was estimated to be $369,000 on the date issued using the Black-Scholes option pricing model. (See Note 13.)

The acquisition was accounted for as a purchase and the accounts of TDC have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($4,822,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 40 year period on the straight-line basis.

Thermal Care

On December 30, 1996, through the Midwesco Merger, MFRI acquired the Thermal Care business of Midwesco, for 406,000 shares of the Company's stock (net of 1,718,000 shares previously owned by Midwesco and canceled in the merger), valued at $7.88 per share or $3,204,000.

The acquisition has been accounted for as a purchase and the accounts of Thermal Care have been included in the consolidated financial statements since the date of acquisition, including income from operations ($137,000 - see Note 11), net income ($84,000) and net income per common share ($0.02). The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($3,094,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 25 year period on the straight line basis.

The pro forma results of operations as if the acquisition of Thermal Care had occurred on February 1, 1995 are presented below. Included in the pro forma results for the year 1996, is a pro forma pretax provision of $400,000 (after tax $244,000 or $0.05 per share) for the estimated ultimate cost of three lawsuits which had been considered in negotiating the acquisition price of the Midwesco Merger and which, upon the consummation of the Midwesco Merger, became the obligations of MFRI. Pursuant to the agreement relating to the Midwesco Merger, should MFRI spend more than an aggregate of $400,000 in costs, expenses, judgments or settlements of such lawsuits, additional amounts will be paid from a special escrow holding 66,890 shares of MFRI common stock, such escrow having been established as part of the Midwesco Merger. During 1997, costs of these lawsuits, including the settlements of two of the lawsuits, exceeded the reserve by approximately $177,000, which will be reimbursed from the special escrow. Management believes that the settlement costs of the pending lawsuit will not exceed the remaining balance in the special escrow.

The following represents the unaudited pro forma results of operations as if the acquisition of Thermal Care had occurred on February 1, 1995.

(In thousands)

                                                  1996                1995
                                                --------            --------
Net sales                                       $111,793            $105,613

Income after taxes before pro forma
 lawsuit provision                                 3,604               2,676
Income after taxes per common share
 before pro forma lawsuit provision             $   0.73            $   0.54

Net Income                                         3,362               2,676
Net income per common share-basic               $   0.68            $   0.54

Weighted average common shares outstanding         4,945               4,935


SZE Hagenuk

On December 6, 1995, Perma-Pipe acquired for $690,000 cash the net assets of the leak detection operations of Hagenuk GmbH. The acquisition has been accounted for as a purchase and the accounts of the new subsidiary, SZE Hagenuk, established to carry on these activities, have been included in the consolidated financial statements since the date of acquisition.

Ricwil

On September 30, 1994, MFRI and a subsidiary acquired substantially all of the assets of Ricwil, net of specified assumed liabilities, for an aggregate purchase price of $4,822,000. This amount includes $2,662,000 to repay the debt of Ricwil and up to 185,000 shares of MFRI common stock valued at $1,300,000. The shares of common stock were issued at closing and held in escrow subject to final determination of the purchase price. In the years ended January 31, 1995 and 1996, final settlements regarding the purchase price were reached, resulting in the return of 130,000 shares of common stock to the Company.

The acquisition was accounted for as a purchase and the accounts of Ricwil have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($2,835,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 40 year period on the straight-line basis.

Following the acquisition, the business of Ricwil was absorbed into Perma-Pipe and, on November 21, 1997, Ricwil Piping Systems Company was dissolved.

NOTE 5 -- RETENTION RECEIVABLE

Retention of $1,170,000 and $1,068,000 at the year end 1997 and 1996, respectively, is included in the balance of trade accounts receivable.

NOTE 6 -- COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts are as follows:


(In thousands)
                                                              1997      1996
                                                             -------   -------
Costs incurred on uncompleted contracts                      $13,470   $16,902
Estimated earnings                                             3,714     4,201
                                                             -------   -------
Earned revenue                                                17,184    21,103
Less billings to date                                         14,156    18,506
                                                             -------   -------
Total                                                        $ 3,028   $ 2,597
                                                             =======   =======

Classified as follows:

Costs and estimated earnings in excess of billings on
  uncompleted contracts                                      $ 3,489   $ 2,807
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                         (461)     (210)
                                                             -------   -------
Total                                                        $ 3,028   $ 2,597
                                                             =======   =======


NOTE 7 -- DEBT

Long-term debt consists of the following:

(In thousands)

                                                              1997      1996
                                                             -------   -------
Unsecured 7.21% senior notes due 2007                        $15,000   $15,000
Revolving bank loan                                           10,950      --
Industrial Revenue Bonds                                       6,300     6,300
Capitalized lease obligations (Note 8)                         2,611     2,256
Mortgage note                                                    843       862
Other                                                            144        67
                                                             -------   -------
                                                             $35,848   $24,485
Less current maturities                                          573       564
                                                             -------   -------
Total                                                        $35,275   $23,921
                                                             =======   =======

The Company issued $15,000,000 of unsecured 7.21 percent senior notes due January 31, 2007 to institutional investors. $10,000,000 was received on December 20, 1996 and $5,000,000 on January 22, 1997. Level principal repayments are scheduled to be made beginning January 31, 2001. Earlier principal payments can be made at the Company's option. Certain financial covenants are required to be met as long as the notes are outstanding. At January 31, 1998, the Company was in compliance with these covenants.

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as amended, the Company may borrow up to $12,000,000 under a revolving line of credit which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At January 31, 1998, the prime rate was 8.50 percent and the margin added to the LIBOR rate, which is redetermined each quarter based on the Company's interest coverage ratio, was 1.75 percent. The Company had borrowed $10,950,000 under the revolving line of credit at January 31, 1998. Additionally, $449,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities. The loan agreement contains certain financial covenants. As of January 31, 1998, the Company was not in compliance with one such financial covenant. The Company has obtained a waiver for such non-compliance.

On September 14, 1995, and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe issued Industrial Revenue Bonds, the proceeds of which are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period commencing in the fourth quarter of 1995 for Midwesco Filter in Winchester, Virginia ($3,150,000) and Perma-Pipe in Lebanon, Tennessee ($3,150,000). The bonds bear interest at a variable rate, which approximated 5% at January 31, 1998, including letters of credit and remarketing fees. Each bond indenture established a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreements. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $2,929,000 at January 31, 1998 and $3,880,000 at January 31, 1997. The bonds are fully secured by bank letters of credit which expire approximately two years from issuance; the Company expects to arrange for renewal, reissuance or extension of the letters of credit prior to expiration.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the industrial revenue bonds described above.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 1999 - $573,000; 2000 - $202,000; 2001 -
$2,253,000; 2002 - $2,201,000; 2003 - $2,204,000; thereafter $17,465,000.

NOTE 8 -- LEASE INFORMATION

The following is an analysis of property under capitalized leases:


     (In thousands)

                                                1997        1996
                                               ------      ------
     Land, building and improvements           $1,197      $  729
     Machinery and equipment                      322         207

     Furniture and office equipment               299         279
     Transportation equipment                   1,165       1,011
                                               ------      ------
                                                2,983       2,226
     Less accumulated amortization              1,003         565
                                               ------      ------
                                               $1,980      $1,661
                                               ======      ======

The Company leases the building and improvements from a partnership which is owned by two significant management stockholders. The lease expires in November 2017.

The future minimum lease payments under the capitalized leases are as follows:


     (In thousands)
     1998                                                   $  746
     1999                                                      488
     2000                                                      378
     2001                                                      316
     2002                                                      312
     Thereafter                                              4,627
                                                            ------
                                                            $6,867
Less amount representing interest                            4,256
                                                            ------
Present value of future minimum lease payments (Note 7)     $2,611
                                                            ======

NOTE 9 -- INCOME TAXES

The following is a summary of domestic and foreign income before income taxes:


     (In thousands)
                                                  1997      1996      1995
                                                 ------    ------    ------
     Domestic                                    $4,303    $5,087    $3,712
     Foreign                                        281       317       101
                                                 ------    ------    ------
                                                 $4,584    $5,404    $3,813
                                                 ======    ======    ======

Components of income tax expense are as follows:


     (In thousands)

                                                    1997     1996     1995
                                                   ------   ------   ------
     Current:
        Federal                                    $1,441   $1,835   $1,270
        Foreign                                       (69)     218       30
        State and other                               178      310      192
                                                   ------   ------   ------
                                                    1,550    2,363    1,492
        Deferred                                      276     (189)     (52)
                                                   ------   ------   ------
        Total                                      $1,826   $2,174   $1,440
                                                   ======   ======   ======

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate is as follows:


(In thousands)

                                                    1997     1996     1995
                                                   ------   ------   ------
Tax at federal statutory rate                      $1,559   $1,837   $1,296
Foreign rate tax differential                         -         86      -
State taxes, net of federal benefit                   116      170      107
Amortization of cost in excess of assets acquired      73       29      -
Other - net                                            78       52       37
                                                   ------   ------   ------
Total                                              $1,826   $2,174   $1,440
                                                   ======   ======   ======

Components of the deferred income tax asset balance are as follows:



(In thousands)

                                                             1997     1996
                                                            ------   ------
Accrued commissions                                         $1,317  $1,397
Foreign acquisition adjustments                                174     -
Insurance accruals                                             157     142
Sales reserve                                                  155     158
Vacation accruals                                              141     139
Inventory valuation allowance                                   93      92
Allowance for doubtful accounts                                 52      67
Inventory uniform capitalization                                36      89
Other                                                          183     109
                                                            ------  ------
Total                                                       $2,308  $2,193
                                                            ======  ======

Components of the deferred income tax liability balance are as follows:


     (In thousands)

                                                             1997      1996
                                                            ------    ------
Depreciation                                                $1,156    $  946
Foreign acquisition adjustments                                249       106
Other                                                           48         7
                                                            ------    ------
Total                                                       $1,453    $1,059
                                                            ======    ======

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:



(In thousands)

                                                             1997     1996
                                                            ------   ------
Actuarial present value of:
  Vested benefit obligation                                 $  911  $   758
                                                            ======  =======
  Accumulated benefit obligation                            $  932  $   782
                                                            ======  =======
Projected benefit obligation                                $  985  $   782
Plan assets at fair value                                      972    1,004
                                                            ------  -------
Projected benefit obligation (less than)
  in excess of plan assets                                     (13)     222
Unrecognized net transition obligation                           4        4
Unrecognized prior service cost                                186      104
Unrecognized net (gain) loss                                  (124)    (278)
                                                            ------  -------
PREPAID (ACCRUED) PENSION COST                              $   53  $    52
                                                            ======  =======

Net periodic pension expense for 1997, 1996 and 1995 includes the following components:


(In thousands)

                                                     1997    1996    1995
                                                    -----   ------  ------
Service cost - benefits earned
  during the year                                   $  42   $  39   $  32
Interest cost on projected benefit obligation          57      53      48
Actual return on plan assets                            9    (224)   (239)
Net amortization and deferral                         (92)    172     212
                                                    -----   -----   -----
NET PENSION EXPENSE                                 $  16   $  40   $  53
                                                    =====   =====   =====

Assumptions used in accounting for pension costs at January 31, 1998, 1997 and 1996, were: discount rate of 7.25%, 7.50% and 7.25%, respectively, and a rate of return on plan assets of 8.0% for each year.

Approximately 94% and 91% of the plan assets at January 31, 1998 and 1997, respectively, were invested in corporate common stocks and bonds, with the remainder invested in money market and mutual funds.

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

Contributions to the 401(K) Plan and its predecessors were $243,000, $194,000, and $180,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

NOTE 11 -- BUSINESS SEGMENT INFORMATION

The Company has three business segments: the filtration product business, the piping systems product business and the industrial process cooling equipment business. The industrial process cooling business equipment segment was established with the acquisition of Midwesco in December 1996. Intersegment sales are not material. The following is information relevant to the Company's business segments:


SEGMENT INFORMATION:
(In thousands)
                                           1997      1996      1995
                                         --------   -------   -------

SALES:
  Filtration products                    $ 40,145   $37,563   $36,590
  Piping system products                   46,232    54,194    49,248
  Industrial process cooling equipment     24,863     1,816       -
                                         --------   -------   -------
TOTAL SALES                              $111,240   $93,573   $85,838
                                         ========   =======   =======

INCOME FROM OPERATIONS:
  Filtration products                    $  4,140   $ 4,615   $ 4,086
  Piping system products                    2,347     4,033     2,585
  Industrial process cooling equipment      2,836       137       -
  Corporate                                (3,099)   (2,389)   (1,933)
                                         --------   -------   -------
TOTAL INCOME FROM OPERATIONS             $  6,224   $ 6,396   $ 4,738
                                         ========   =======   =======

IDENTIFIABLE ASSETS:
  Filtration products                    $ 36,116   $21,833   $18,538
  Piping system products                   38,701    36,415    37,051
  Industrial process cooling equipment     12,290    11,413       -
  Corporate                                 5,834     5,667     3,396
                                         --------   -------   -------
TOTAL IDENTIFIABLE ASSETS                $ 92,941   $75,328   $58,985
                                         ========   =======   =======

CAPITAL EXPENDITURES:
  Filtration products                                    $   788  $ 1,371  $   937
  Piping system products                                   2,713    1,197    1,119
  Industrial process cooling equipment                       181       10       -
  Corporate                                                  703      148      203
                                                         -------  -------  -------
TOTAL CAPITAL EXPENDITURES                               $ 4,385  $ 2,726  $ 2,259
                                                         =======  =======  =======

DEPRECIATION AND AMORTIZATION:
  Filtration products                                    $   648  $   477  $   336
  Piping system products                                   1,236    1,049      880
  Industrial process cooling equipment                       155       14       -
  Corporate                                                  676      270      119
                                                         -------  -------  -------
TOTAL DEPRECIATION AND
  AMORTIZATION                                           $ 2,715  $ 1,810  $ 1,335
                                                         =======  =======  =======

Export sales totaled $8,594,000 and $9,785,000 for the years 1997 and 1996, respectively. Foreign net sales and identifiable assets were less than 10% of consolidated net sales and total assets, respectively, for all years reported.

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION

A summary of annual supplemental cash flow information follows:



(In thousands)
                                                          1997     1996     1995
                                                         -------  -------  -------
Cash paid for:
  Income taxes, net of refunds received                  $ 2,218  $ 2,225  $ 1,757
                                                         =======  =======  =======
  Interest, net of capitalized amounts                   $ 1,812  $ 1,076  $   928
                                                         =======  =======  =======

Noncash Financing and Investing Activities:

  Fixed assets acquired under capital leases             $   882  $   643  $   216
                                                         =======  =======  =======

  Settlement of Ricwil acquisition contingencies:
     Fair value of assets acquired                                         $(1,476)
     Cost in excess of net assets acquired                                     889
     Common stock redeemed                                                     125
                                                                           -------
     Liabilities reduced                                                   $  (462)
                                                                           =======

  Purchase of businesses:
     Fair value of assets acquired
      (net of cash received)                             $ 7,250  $ 9,921  $ 1,140
     Cost in excess of (less than) net assets acquired     4,822    3,311     (110)
     Cash paid                                            (7,293)    (211)    (690)
     Fair value of stock options issued                     (369)
     Common stock issued                                      -    (3,418)      -
                                                         -------  -------  -------
     Liabilities assumed                                 $ 4,410  $ 9,603  $   340
                                                         =======  =======  =======

                                               53

NOTE 13 -- STOCK OPTIONS

Under the 1989, 1993 and 1994 Stock Option Plans ("Option Plans"), 150,000, 100,000 and 250,000 shares of common stock, respectively, are reserved for issuance to key employees of the Company and its affiliates as well as selected advisors and consultants to the Company. In addition, under the 1994 Option Plan, an additional one percent of shares of the Company's common stock outstanding have been added to the shares reserved for issuance each February 1, beginning February 1, 1995 and ending February 1, 1997, and an additional two percent of shares of the Company's common stock outstanding are added to the shares reserved for issuance each February 1, beginning February 1, 1998. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plans may be either non-qualified options or incentive options. Such options vest ratably over 4 years and are exercisable for up to ten years from the date of grant.

The Company issued a stock purchase warrant to an investment banker in connection with the Company's public sale of common stock. The warrant entitles the holder to purchase 15,000 shares of common stock at $8.10 and may be exercised through January 1999.

In connection with the purchase agreement relating to the acquisition of TDC, the Company issued stock options to purchase 75,000 shares of common stock at $9.60. These options may be exercised through November 2008.

Pursuant to the 1990 Independent Directors' Stock Option Plan ("Directors' Plan") an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company ("Independent Director") on the date the individual is first elected as a director of the Company. In addition, on June 20, 1995, options to purchase 1,000 shares were granted to each Independent Director and options to purchase 1,000 shares are to be granted to each Independent Director annually thereafter. Option exercise prices will be at fair market value of the common stock on the date of grant. Such options vest ratably over four years and are exercisable up to ten years from the date of the grant.

The following summarizes the changes in options and warrants under the plans:

                                              1997                      1996

                                    ------------------------  -----------------------
                                        Weighted Average          Weighted Average
                                     Shares   Exercise Price  Shares   Exercise Price
                                    --------  --------------  -------- --------------
Outstanding at beginning of year    479,550       $6.65       391,300       $6.60
Granted                             288,000        7.63        89,000        6.88
Exercised                           (18,550)       6.21          (750)       4.44
Cancelled                            (8,125)       7.02             -         -
                                    -------       -----       -------       -----
Outstanding at end of year          740,875       $7.04       479,550       $6.65
                                    =======       =====       =======       =====

Options exercisable at year-end     412,850                   271,525

                                       54

The following table summarizes information concerning outstanding and exercisable options and warrants at January 31, 1998:

                                 Options Outstanding                                   Options Outstanding
              ----------------------------------------------------------      ------------------------------------
 Range of         Number         Weighted Average       Weighted Average          Number           Weighted Average
 Exercise     Outstanding at        Remaining               Exercise          Exercisable at           Exercise
  Prices      Jan. 31, 1998      Contractual Life            Price             Jan. 31, 1998             Price
-----------   --------------     ----------------       ----------------      --------------       ----------------
$4.00-$4.99       93,850            7.3 years                $4.45                44,050                $4.45
$6.00-$6.99      431,825            8.1 years                 6.87               157,075                 6.75
$7.00-$7.99       10,000            6.0 years                 7.25                10,000                 7.25
$8.00-$8.99      130,200            2.3 years                 8.00               126,725                 8.02
$9.00-$9.99       75,000            10.8 years                9.60                75,000                 9.60
                 -------            ----------               -----               -------                -----
                 740,875            7.0 years                $7.04               412,850                $7.41
                 =======            ==========               =====               =======                =====

The weighted average fair value of options granted during 1997 and 1996 is estimated at $4.04 and $3.83 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    1997    1996
                                                   ------  ------
Expected volatility                                 39.61%  43.00%
Expected life in years                                7.0     7.0
Risk-free interest rate                              6.44%   6.58%
Dividend yield                                        0.0%    0.0%

Had compensation cost for the Company's 1997 and 1996 grants for stock-based compensation plans been recognized consistent with SFAS 123, the Company's net income and earnings per share for 1997 and 1996 would approximate the pro forma amounts below:


                                                    1997    1996
                                                   ------  ------
Net income - as reported (in thousands)            $2,758  $3,230
Net income - pro forma (in thousands)              $2,577  $3,153
Net income per common share - basic, as reported   $ 0.55  $ 0.71
Net income per common share - basic, pro forma     $ 0.51  $ 0.69

For the purpose of pro forma disclosure, the estimated compensation costs are amortized to expense over the options vesting period, four years. Therefore, because SFAS 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until 1999.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years 1997 and 1996:


                                        1997
                         -----------------------------------

                          First   Second   Third    Fourth
                         Quarter  Quarter  Quarter  Quarter
                         -------  -------  -------  -------
Net Sales                $25,764  $30,215  $28,518   $26,743
Gross Profit               6,250    8,245    7,324     6,116
Net Income                   588    1,251      911         8
Per Share Data:
 Net income - basic      $  0.12  $  0.25  $  0.18   $   -
 Net income - diluted    $  0.12  $  0.24  $  0.18   $   -


                                         1996
                         -----------------------------------

                          First   Second   Third    Fourth
                         Quarter  Quarter  Quarter  Quarter
                         -------  -------  -------  -------
Net Sales                $18,813  $26,142  $25,326   $23,292
Gross Profit               4,112    6,034    6,150     5,509

Net Income                   394    1,132    1,192       512

Per Share Data:

 Net income - basic      $  0.09  $  0.25  $  0.26   $  0.11

 Net income - diluted    $  0.08  $  0.25  $  0.26   $  0.11


                                                                     Schedule II

                          MFRI, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              For the years ended January 31, 1998, 1997 and 1996

---------------------------------------------------------------------------------------------------------------------------------
           COL. A                      COL. B                       COL. C                        COL. D               COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                      ----------------------------------
                                                            (1)               (2)             Deductions From
                                Balance at beginning  Charged to Costs  Charged to Other         Reserves          Balance at End
         DESCRIPTION                 of period          and Expenses        Accounts                                 of Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended January 31, 1998:
Allowance for possible losses
in collection of trade
receivables                                 $270,000          $108,000                               $169,000 (B)        $209,000
                                ========================================================      ===============      ==============

Year ended January 31, 1997:
Allowance for possible losses
in collection of trade
receivables                                 $199,000           $99,000           $10,000  (A)         $38,000 (B)        $270,000
                                ========================================================      ===============      ==============

Year ended January 31, 1996:
Allowance for possible losses
in collection of trade
receivables                                 $269,000           $84,000         ($137,000) (A)         $17,000 (B)        $199,000
                                ========================================================      ===============      ==============

Note -- A  Acquired with purchase of business or (reversed) as part of settlement of purchase agreement

Note -- B  Uncollectible accounts written off.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MFRI, INC.


Date: May 1, 1998                   By: /s/ David Unger
                                       ----------------
                                     David Unger,
                                     Chairman of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


DAVID UNGER*             Director and Chairman of the       )
                           Board of Directors (Principal    )
                           Executive Officer)               )
                                                            )
HENRY M. MAUTNER*        Director                           ) May 1, 1998
                                                            )
GENE K. OGILVIE*         Director                           )
                                                            )
FATI A. ELGENDY*         Director                           )
                                                            )
BRADLEY E. MAUTNER*      Director                           )
                                                            )
DON GRUENBERG*           Director                           )
                                                            )
MICHAEL D. BENNETT*      Vice President, Secretary and      )
                           Treasurer (Principal Financial   )
                           and Accounting Officer)          )
                                                            )
ARNOLD F. BROOKSTONE*    Director                           )
                                                            )
EUGENE MILLER*           Director                           )
                                                            )
STEPHEN B. SCHWARTZ*     Director                           )
                                                            )
*By:/s/ David Unger      Individually and as Attorney-in-   )
    -----------------    Fact                               )
    David Unger

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                       Description                                           Page No. +
-----------                       -----------                                           ----------
2.1      Stock Purchase Agreement, dated December 3, 1997, by and between Roy E.
         Greenlees, Lorie Greenlees, Janet Marshall (collectively "Sellers") and
         MFRI, Inc. ("Buyer") [Incorporated by reference to Exhibit 2.1 to the
         Company's current report on Form 8-K dated December 12, 1997 (SEC File
         No. 0-18370)]

3(a) Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]

3(b)     By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to
         Registration Statement No. 33-70298]

4(a)     Specimen Common Stock Certificate [Incorporated by reference to Exhibit
         4 to Registration Statement No. 33-70794]

10(a)    Management Services Agreement dated December 30, 1996 by and between
         MFRI, Inc. and Midwesco, Inc. (formerly known as Midwesco-Illinois,
         Inc.) [Incorporated by reference to Exhibit 10(a) to the Company's
         Annual Report on Form 10-K for the fiscal year ended January 31, 1997**]

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

-------------------------
+    Included only in manually signed original
*    SEC File No. 33-31850
**   SEC File No. 0-18370

                                      59


Exhibit No.                       Description                                           Page No. +
-----------                       -----------                                           ----------
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

21        Subsidiaries of MFRI, Inc.

23        Consent of Deloitte & Touche LLP

24        Power of Attorney executed by directors and officers of the Company

-------------------------
+    Included only in manually signed original
*    SEC File No. 33-31850
**   SEC File No. 0-18370