Form 10-Q
period 1998-04-30
MFRI INC
filed 1998-06-15
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1998

                                        OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                                 Yes   X          No
                                     -----           -----

On June 11, 1998, there were 4,983,754 shares of the Registrant's common stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report to stockholders for the year ended January 31, 1998. The results of operations for the quarter ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                               Three Months Ended April 30,
                                                 1998               1997
Net sales                                       $29,990           $25,764
Cost of sales                                    22,228            19,514
                                               --------          --------
Gross profit                                      7,762             6,250

Selling expense                                   2,823             2,127
General and administrative expense                3,463             2,749
                                               --------          --------
Income from operations                            1,476             1,374

Interest expense - net                              576               378
                                               --------          --------
Income before income taxes                          900               996
Income taxes                                        360               408
                                               --------          --------
Net income                                     $    540          $    588
                                               ========          ========

Net income per common share - basic              $0.11             $0.12

Net income per common share - diluted            $0.11             $0.12

Weighted average common shares outstanding       4,981             4,964

Weighted average common shares outstanding
assuming full dilution                           5,108             5,033

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                      April 30,      January 31,
                                                        1998           1998
ASSETS

Current Assets:
    Cash and cash equivalents                         $     552      $     976
    Trade accounts receivable, net                       22,025         21,641
    Costs and estimated earnings in excess
       of billings on uncompleted contracts               4,453          3,489
    Deferred income taxes                                 2,538          2,308
    Inventories                                          20,613         19,595
    Prepaid expenses and other current assets             2,262          2,758
                                                      ---------      ---------
         Total current assets                            52,443         50,767

Restricted Cash from Bond Proceeds                        1,878          2,929

Property, Plant and Equipment, At Cost                   31,012         30,028
Less Accumulated Depreciation                             7,589          6,998
                                                      ---------      ---------
         Property, plant and equipment, net              23,423         23,030

Other Assets:
    Goodwill, net                                        12,306         12,399
    Other, net                                            3,773          3,816
                                                      ---------      ---------
         Total other assets                              16,079         16,215
                                                      ---------      ---------
Total Assets                                            $93,823        $92,941
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Drafts payable                                     $  4,132       $  1,882
    Accounts payable                                      8,033          7,180
    Commissions payable                                   5,637          5,821
    Current maturities of long-term debt                    371            573
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                  1,204            461
    Other current liabilities                             3,479          3,544
                                                      ---------      ---------
         Total current liabilities                       22,856         19,461

Long-Term Liabilities:
    Long-term debt, less current maturities              32,264         35,275
    Deferred income taxes                                 1,448          1,453
    Other                                                   666            711
                                                      ---------      ---------
         Total long-term liabilities                     34,378         37,439

Stockholders' Equity:
    Common stock, $ .01 par value, authorized -
       15,000 shares; outstanding - 4,981 shares             50             50
    Additional paid-in capital                           21,864         21,864
    Retained earnings                                    14,776         14,236
    Accumulated other comprehensive income                 (101)          (109)
                                                      ----------     ----------
         Total stockholders' equity                      36,589         36,041
                                                      ---------      ---------
Total Liabilities and Stockholders' Equity              $93,823        $92,941
                                                      =========      =========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                               Three Months Ended April 30,
                                                                   1998            1997
Cash Flows from Operating Activities:
    Net income                                                  $    540         $    588
    Adjustments to reconcile net income
        to net cash flows from operating activities:
    Provision for depreciation and amortization                      802              661
    Deferred income taxes                                           (235)            (221)
    Change in operating assets and liabilities:
        Trade accounts receivable                                   (384)             646
        Costs and estimated earnings in excess of billings
             on uncompleted contracts                               (964)          (1,686)
        Inventories                                               (1,018)          (1,159)
        Prepaid expenses and other current assets                    496              (23)
        Current liabilities                                        3,596            2,094
        Other operating assets and liabilities                       (65)             (42)
                                                               ----------      ----------
Net Cash Flows from Operating Activities                           2,768              858
                                                               ----------      ----------

Cash Flows from Investing Activities:
    Decrease (increase) in restricted cash from
        Industrial Revenue Bonds                                   1,051              (37)
    Net purchases of property and equipment                       (1,030)          (1,308)
                                                               ----------      -----------
Net Cash Flows from Investing Activities                              21           (1,345)
                                                               ----------      -----------

Cash Flows from Financing Activities:
    Payments on capitalized lease obligations                       (112)             (98)
    Stock options exercised                                           -                15
    Proceeds from (repayment of) long-term debt                   (3,101)             204
                                                               ----------      -----------
Net Cash Flows from Financing Activities                          (3,213)             121
                                                               ----------      -----------

Net Decrease in Cash and Cash Equivalents                           (424)            (366)

Cash and Cash Equavalents - Beginning of Period                      976            3,416
                                                               ----------      -----------

Cash and Cash Equivalents - End of Period                      $     552       $    3,050
                                                               ==========      ===========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1998

1.  Inventories consisted of the following:
    (In thousands)
                                                              April 30,   January 31,
                                                                1998         1998
              Raw materials                                   $15,897      $14,296
              Work in process                                   1,964        1,557
              Finished goods                                    2,752        3,742
                                                              -------      -------

              Total                                           $20,613      $19,595
                                                              =======      =======

2. Supplemental cash flow information:
   (In thousands)
                                                           Three Months Ended April 30,
                                                                1998         1997
         Cash paid during the quarter for:
              Interest, net of capitalized amounts            $   218      $   269
              Income taxes, net of refunds received                30          278

         Schedule of noncash financial activities:
              Fixed assets acquired under capital leases      $   -        $   347

3. The basic weighted average shares reconcile to fully diluted weighted average shares as follows:
   (In thousands)
                                                           Three Months Ended April 30,
                                                                1998         1997
         Net Income                                           $   540      $   588
                                                              =======      =======

         Basic weighted average common shares outstanding       4,981        4,964
         Dilutive effect of stock options                         127           69
                                                              -------      -------
         Weighted average common shares
             outstanding assuming full dilution                 5,108        5,033
                                                              =======      =======

         Net income per common share - basic                   $0.11        $0.12
         Net income per common share - diluted                 $0.11        $0.12


         At April 30, 1998 and 1997, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 75,000 and 131,200, respectively. These options were outstanding at the end of each of the respective quarters.

4. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of February 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. This standard expands or modifies current disclosures and, accordingly, had no impact on the Company's reported financial position, results of operations and cash flows.

         The components of comprehensive income, net of tax, were as follows:
         (In thousands)

                                                           Three Months Ended April 30,
                                                                1998           1997
         Net Income                                           $   540        $   588
         Change in foreign currency translation adjustments         8              1
                                                              -------        -------
         Comprehensive income                                 $   548        $   589
                                                              =======        =======

         Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of accumulated foreign currency translation adjustments.

5. Event subsequent to April 30, 1998:

         On June 1, 1998, the Company acquired certain assets of Boe-Therm A/S ("Boe-Therm"), including its inventory and manufacturing facilities, for a total purchase price of approximately $2,000,000. Boe-Therm, located in Assens, Denmark, is a manufacturer of liquid chillers for removing heat from industrial processes. Boe-Therm's net sales were approximately $3,250,000 for the year 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


April 30, 1998

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

RESULTS OF OPERATIONS

MFRI, Inc.

Net sales of $29,990,000 for the quarter ended April 30, 1998 increased 16.4% from $25,764,000 for the comparable quarter one year ago. Gross profit of $7,762,000 or 25.9 percent of net sales in the current year quarter increased
24.2 percent from $6,250,000 or 24.3 percent of net sales in the prior year quarter. The increases in net sales and gross profit were primarily due to the inclusion of the operating results of TDC Filter Manufacturing, Inc. ("TDC"), which was acquired in December 1997. The accounts of this business were not included in the accounts of the Company prior to the date of acquisition.

Net income decreased 8.2 percent from $588,000 or $0.12 per common share (basic) in the prior year to $540,000 or $0.11 per common share (basic) in the current year. The increase in net income attributable to the acquisition of TDC was more than offset by legal fees incurred to defend a patent infringement lawsuit in the current year coupled with higher interest expense compared to the prior year quarter.

Filtration Products Business

Net sales for the quarter ended April 30, 1998 increased 44.6 percent to $12,537,000 from $8,669,000 in the comparable quarter one year ago. This increase is the result of higher sales of filter elements for baghouses and cartridge collectors, primarily due to the TDC acquisition.

Gross profit as a percent of net sales  decreased  slightly from 23.7 percent to
23.5 percent, primarily as a result of competitive pricing pressures in the marketplace and manufacturing inefficiencies.

Selling  expense for the quarter ended April 30, 1998 increased to $1,242,000 or
9.9 percent of net sales from $822,000 or 9.5 percent of net sales for the comparable quarter last year. These increases are attributable to additional sales resources, mostly as a result of the TDC acquisition.

General and administrative expense increased to $758,000 or 6.0 percent of net sales in the current year quarter from $482,000 or 5.6 percent of net sales for the comparable period one year ago. These changes are due to additional administrative resources and expenses, primarily as a result of the TDC acquisition.

Piping System Products Business

Net sales decreased 3.3 percent from $11,012,000 in the prior year quarter to $10,652,000 for the quarter ended April 30, 1998, primarily due to a decline in domestic pipe sales.

Gross profit as a percent of net sales increased from 20.4 percent to 23.7 percent, mainly resulting from favorable product mix of sales and manufacturing efficiencies.

Selling expense increased from $607,000 or 5.5 percent of net sales to $724,000 or 6.8 percent of net sales, largely due to marketing expenses related to PROtherm products, which were introduced during the quarter ended April 30, 1998.

General and administrative expense increased from $1,064,000 or 9.7 percent of net sales in the prior year quarter to $1,327,000 or 12.5 percent of net sales in the current year quarter primarily due to legal expenses related to a patent infringement lawsuit, increased engineering costs, higher general and administrative expenses of foreign subsidiaries and other individually minor increases.

Industrial Process Cooling Equipment Business

Net sales of $6,801,000 for the quarter ended April 30, 1998 increased 11.8 percent from $6,083,000 for the comparable quarter in the prior year, mainly due to higher sales of portable chillers and temperature controllers.

Gross profit as a percent of net sales increased from 32.0 percent to 33.7 percent, primarily due to a favorable product mix of sales.

Selling  expenses  increased  from $698,000 to $857,000 and from 11.5 percent to
12.6 percent of net sales. Increased commission expense coupled with product mix of sales were the main reasons for this increase.

General and administrative expenses increased from $524,000 or 8.6 percent of net sales to $607,000 or 8.9 percent of net sales. This increase was primarily due to increased management information systems, engineering and salaries expenses compared to the prior year.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

General and administrative expense increased from $679,000 to $771,000, but remained constant at 2.6 percent of consolidated net sales. The dollar increase was due primarily to higher employee-related expenses.

Interest expense increased from $378,000 to $576,000, due to higher borrowings in the current year quarter as a result of the acquisition of TDC in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of April 30, 1998 were $552,000 as compared to $976,000 at January 31, 1998. Net cash inflows of $2,768,000 generated from operating activities coupled with $1,051,000 from the restricted cash of the Industrial Revenue Bonds were used to fund purchases of property, plant and equipment of $1,030,000 and net repayment of long-term debt and capital lease obligations of $3,213,000.

Net cash provided by operating activities totaled $2,768,000 for the three months ended April 30, 1998 versus $858,000 for the same period one year ago. This increase was largely due to reduced working capital levels, primarily resulting from higher accounts payable.

Net cash provided by investing activities for the quarter ended April 30, 1998 was $21,000, while net cash used for investing activities during the quarter ended April 30, 1997 was $1,345,000. Capital expenditures declined from $1,308,000 in the prior year quarter to $1,031,000 in the current year quarter. Net earnings on restricted cash from Industrial Revenue Bonds in the prior year were $37,000, while cash received from the restricted cash of the Industrial Revenue Bonds in the current year was $1,051,000.

Net cash used for financing activities in the current year quarter was $3,213,000 to repay capital lease obligations and long-term debt. In the prior year quarter, $121,000 was received from financing activities, as $204,000 net proceeds from long-term debt and $15,000 received from stock options exercised were partially offset by $98,000 used to repay capitalized lease obligations.

The Company's current ratio at April 30, 1998 was 2.3 to 1 versus 2.6 to 1 at January 31, 1998. Debt to total capitalization decreased to 47.1 percent from 49.9 percent at January 31, 1998.

Financing

On September 14, 1995, and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 in the filtration products business in Winchester, Virginia ($3,150,000) and the piping systems products business in Lebanon, Tennessee ($3,150,000). The bonds bear interest at a variable rate, which initially approximated five percent per annum, including letters of credit and remarketing fees. Each bond indenture established a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $1,878,000 at April 30, 1998. The bonds are fully secured by bank letters of credit which expire approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letters of credit prior to each expiration date during the term of the bonds.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000 square foot building adjacent to its Midwesco Filter property in Winchester, Virginia. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the industrial revenue bonds described above.

Working capital and investment needs of the Company have historically been funded through the Company's operations and a bank line of credit. To finance the September 1994 acquisition of Ricwil Piping Systems Company, the Company borrowed $4,000,000 from a bank under a term loan. The Company assumed approximately $6,611,000 of Midwesco, Inc. long-term debt in the Midwesco Merger, $5,000,000 of which represented assumed bank and other debt, with the remainder representing assumed capitalized lease obligations. Effective December 15, 1996, the Company replaced its revolving line of credit and the unpaid portion of the $4,000,000 September 1994 term loan with $15,000,000 of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5,000,000 floating rate unsecured revolving line of credit. Proceeds of the Notes were also used to repay the Midwesco, Inc. debt assumed by the Company. The Notes bear interest at an annual rate of 7.21 percent and require principal payment beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life. The loan agreement for the Notes contains certain financial covenants. As of April 30, 1998, the Company was not in compliance with one such covenant. The Company has obtained a waiver for such non-compliance.

During 1997, the terms of the unsecured credit agreement were amended. Under the terms of the agreement as amended, the Company may borrow up to $12,000,000 under a revolving line of credit which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At April 30, 1998, the prime rate was 8.5 percent and the margin added to the LIBOR rate, which is redetermined each quarter based on the Company's interest coverage ratio, was 1.75 percent. The Company had borrowed $8,000,000 under the revolving line of credit at April 30, 1998. Additionally, $153,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities.

During the quarter ended April 30, 1998, the Company began construction of a manufacturing facility in New Iberia, Louisiana, for the production of oil and gas gathering flowlines and low temperature district heating products. The Company is currently evaluating sources of lease financing for this facility. At April 30, 1998, expenditures for the facility were included in construction in process, a component of property, plant and equipment, in the Condensed Consolidated Balance Sheet.

Subsequent Events

The Company has received a commitment for a mortgage loan in the amount of $1,400,000 secured by the manufacturing facility and equipment in Cicero, Illinois acquired in the TDC acquisition. The loan will bear interest at a fixed rate determined on the basis of the ten-year U.S. Treasury yield at the time of closing. The term of the loan is ten years with an amortization schedule of 25 years.

On June 1, 1998, the Company acquired certain assets of Boe-Therm A/S ("Boe-Therm"), including its inventory and manufacturing facilities, for a total purchase price of approximately $2,000,000. Boe-Therm, located in Assens, Denmark, is a manufacturer of liquid chillers for removing heat from industrial processes. Boe-Therm's net sales were approximately $3,250,000 for the year 1997. The purchase price consisted of approximately $700,000 cash and long-term financing of approximately $1,000,000, which was obtained locally in Denmark. In addition, under the terms of a noncompete agreement, $300,000 is to be paid ratably over a period of four years. Working capital will initially be provided by a revolving credit agreement of approximately $150,000, also obtained locally in Denmark.

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

              (a)    Exhibits - None.

              (b)    Reports on Form 8-K - None

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MFRI, INC.



Date:    June 12, 1998             /s/ David Unger
                                   ------------------------
                                   David Unger
                                   Chairman of the Board of Directors



Date:    June 12, 1998             /s/ Michael D. Bennett
                                   ----------------------
                                   Michael D. Bennett
                                   Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)