Form 10-Q
period 1998-07-31
MFRI INC
filed 1998-09-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                      Commission file number 0-18370

                             MFRI, INC.
(Exact name of registrant as specified in its charter)


Delaware                                                         36-3922969
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)


7720 Lehigh Avenue                  Niles, Illinois                   60714
(Address of principal executive offices)                         (Zip code)


                               (847) 966-1000
(Registrant's telephone number, including area code)

---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

On September 11, 1998, there were 4,989,254 shares of the Registrant's common stock outstanding.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report to stockholders for the year ended January 31, 1998. The results of operations for the quarter and six months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)
                                               Three Months Ended July 31,      Six Months Ended July 31,
                                               --------------------------       -----------------------
                                                  1998             1997           1998           1997
                                               ----------       ---------       --------       --------
Net sales                                        $32,734         $30,215        $62,724        $55,979
Cost of sales                                     24,299          21,970         46,527         41,484
                                               ----------       ---------       --------       --------
Gross profit                                       8,435           8,245         16,197         14,495

Selling expense                                    2,723           2,564          5,546          4,691
General and administrative expense                 3,811           3,166          7,274          5,915
                                               ----------       ---------       --------      ---------
Income from operations                             1,901           2,515          3,377          3,889

Interest expense - net                               670             394          1,246            772
                                               ----------       ---------       --------     ----------
Income before income taxes                         1,231           2,121          2,131          3,117
Income taxes                                         492             870            852          1,278
                                               ----------       ---------      ---------      ---------
Net income                                     $     739        $  1,251        $ 1,279       $  1,839
                                               ==========       =========        =======       ========

Net income per common share - basic               $0.15           $0.25          $0.26          $0.37

Net income per common share - diluted             $0.14           $0.24          $0.25          $0.36

Weighted average common shares outstanding        4,983           4,967          4,982          4,965

Weighted average common shares outstanding
     assuming full dilution                       5,114           5,104          5,108          5,069

See notes to condensed consolidated financial statements.


MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                          July 31,   January 31,
                                                           1998          1998
                                                         ---------   -----------
ASSETS

Current Assets:
    Cash and cash equivalents                            $     461    $     976
    Trade accounts receivable, net                          23,192       21,641
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                  4,752        3,489
    Deferred income taxes                                    2,500        2,308
    Inventories                                             21,205       19,595
    Prepaid expenses and other current assets                2,252        2,758
                                                         ---------   -----------
         Total current assets                               54,362       50,767

Restricted Cash from Bond Proceeds                           1,497        2,929

Property, Plant and Equipment, At Cost                      35,148       30,028
Less Accumulated Depreciation                                8,246        6,998
                                                         ---------   -----------
         Property, plant and equipment, net                 26,902       23,030

Other Assets:
    Goodwill, net                                           12,501       12,399
    Other, net                                               3,801        3,816
                                                         ---------   -----------
         Total other assets                                 16,302       16,215
                                                         ---------   -----------
Total Assets                                               $99,063      $92,941
                                                         =========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Drafts payable                                        $  5,106     $  1,882
    Accounts payable                                         7,284        7,180
    Commissions payable                                      6,121        5,821
    Current maturities of long-term debt                       399          573
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                        901          461
    Other current liabilities                                3,615        3,544
                                                         ---------   -----------
         Total current liabilities                          23,426       19,461

Long-Term Liabilities:
    Long-term debt, less current maturities                 35,880       35,275
    Deferred income taxes                                    1,450        1,453
    Other                                                      921          711
                                                        ----------   -----------
         Total long-term liabilities                        38,251       37,439

Stockholders' Equity:
    Common stock,  $ .01 par value,  authorized -
       15,000  shares;  outstanding - 4,989 and 4,981
       shares at July 31 and January 31, respectively           50           50
    Additional paid-in capital                              21,917       21,864
    Retained earnings                                       15,515       14,236
    Accumulated other comprehensive income                     (96)        (109)
                                                         ----------  -----------
         Total stockholders' equity                         37,386       36,041
                                                         ----------  -----------
Total Liabilities and Stockholders' Equity                 $99,063      $92,941
                                                         ==========  ===========

See notes to condensed consolidated financial statements.



MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                             Six Months Ended
                                                                  July 31,
                                                            --------------------
                                                               1998      1997
                                                            --------   ---------

Cash Flows from Operating Activities:
    Net income                                              $ 1,279    $  1,839
    Adjustments to reconcile net income
        to net cash flows from operating activities:
    Provision for depreciation and amortization               1,632       1,304
    Deferred income taxes                                      (195)        118
    Change in operating assets and liabilities:
        Trade accounts receivable                            (1,555)     (4,091)
        Costs and estimated earnings in excess of billings
             on uncompleted contracts                        (1,263)     (1,411)
        Inventories                                          (1,167)        222
        Prepaid expenses and other current assets               525        (112)
        Current liabilities                                   4,027         265
        Other operating assets and liabilities                 (172)       (107)
                                                           ---------  ----------
Net Cash Flows from Operating Activities                      3,111      (1,973)
                                                           ---------  ----------

Cash Flows from Investing Activities:
    Increase in restricted cash from
        Industrial Revenue Bonds                              1,432         797
    Net purchases of property and equipment                  (3,825)     (2,108)
     Acquisition of business, net of cash acquired           (1,725)        -
                                                           ---------  ----------
Net Cash Flows from Investing Activities                     (4,118)     (1,311)
                                                           ---------  ----------

Cash Flows from Financing Activities:
    Payments on capitalized lease obligations                  (226)       (243)
    Stock options exercised                                      53          38
    Proceeds from long-term debt, net                           665       1,189
Net Cash Flows from Financing Activities                        492         984
                                                           ---------  ----------

Net Decrease in Cash and Cash Equivalents                      (515)     (2,300)

Cash and Cash Equivalents - Beginning of Period                 976       3,416
                                                           ---------  ----------

Cash and Cash Equivalents - End of Period                  $    461    $  1,116
                                                           =========  ==========

See notes to condensed consolidated financial statements.


MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998

1.       Inventories consisted of the following:
         (In thousands)
                                                           July 31,  January 31,
                                                             1998       1998
                                                           --------  -----------

              Raw materials                                $ 15,617    $14,296
              Work in process                                 2,410      1,557
              Finished goods                                  3,178      3,742
                                                           --------    -------

              Total                                        $ 21,205    $19,595
                                                           ========    =======

2. Supplemental cash flow information:
   (In thousands)
                                                       Six Months Ended July 31,
                                                       -------------------------
                                                             1998       1997
                                                           --------    ------
         Cash paid during the quarter for:
              Interest, net of capitalized amounts         $    539    $  427
              Income taxes, net of refunds received              48       429

         Schedule of noncash financial activities:
              Fixed assets acquired under capital leases   $     -     $  127

         Purchase of business:
              Fair value of assets acquired
                (net of cash received)                     $  1,768
              Cost in excess of net assets acquired             352
              Cash paid                                      (1,725)
              Liability under noncompete agreement             (279)
                                                           ---------
         Liabilities assumed                               $    116
                                                           =========

3. On June 1, 1998, the Company acquired certain assets and liabilities of Boe-Therm A/S ("Boe-Therm"), including inventory and manufacturing facilities, for an aggregate purchase price of $2,004,000. Financing was provided by borrowings under the Company's unsecured line of credit, loans obtained from a Danish bank and a noncompete agreement which is to be paid ratably over a period of four years. Boe-Therm, located in Assens, Denmark, is a manufacturer of liquid chillers for removing heat from industrial processes. Boe-Therm's sales for the two months ended July 31, 1998 were $617,000.

         The acquisition has been accounted for as a purchase and the accounts of Boe-Therm have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($352,000) of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over a 25 year period on the straight-line basis.


4. The basic weighted average shares reconcile to fully diluted weighted average shares as follows:
   (In thousands)

                                           Three Months Ended   Six Months Ended
                                                July 31,            July 31,
                                           ------------------   ----------------
                                              1998    1997        1998    1997
                                             ------  ------      ------  ------
         Net Income                          $  739  $1,251      $1,279  $1,839
                                             ======  ======      ======  ======

         Basic weighted average common
           shares outstanding                 4,983   4,967       4,982   4,965
         Dilutive effect of stock options       131     137         126     104
                                             ------  ------      ------ -------
         Weighted average common shares
           outstanding assuming full dilution 5,114   5,104       5,108   5,069
                                             ======  ======      ======  ======

         Net income per common share-basic    $0.15   $0.25       $0.26   $0.37
         Net income per common share-diluted  $0.14   $0.24       $0.25   $0.36

         At July 31, 1998 and 1997, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 75,000 and 65,600, respectively. These options were outstanding at the end of each of the respective periods.

5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of February 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. This standard expands or modifies current disclosures and, accordingly, had no impact on the Company's reported financial position, results of operations and cash flows.

         The components of comprehensive income, net of tax, were as follows:
         (In thousands)

                                           Three Months Ended   Six Months Ended
                                                 July 31,           July 31,
                                           ------------------   ----------------
                                              1998    1997        1998    1997
                                             ------  ------      ------  ------

         Net Income                          $  739  $1,251      $1,279  $1,839

         Change in foreign currency
           translation adjustments                5     (35)         13     (34)
                                             ------  -------    -------  -------
         Comprehensive income                  $744  $1,216      $1,292  $1,805
                                             ======  =======    =======  ======

         Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of accumulated foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


July 31, 1998

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended July 31

Net sales of $32,734,000 for the quarter ended July 31, 1998 increased 8.3 percent from $30,215,000 for the comparable quarter last year. Gross profit of $8,435,000 or 25.8 percent of net sales in the current year quarter increased
2.3 percent from $8,245,000 or 27.3 percent of net sales in the prior year quarter. Net sales increased in all business segments. In terms of dollars, gross profit increased in all business segments with the exception of the filtration products business.

Net income decreased 40.9 percent from $1,251,000 or $0.25 per common share (basic) in the prior year to $739,000 or $0.15 per common share (basic) in the current year. During the current year quarter, the Company settled the last of three lawsuits related to the December 1996 merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"). The cost of the settlement exceeded the special reserve and the escrow account that had been established at the time of the merger. Increased interest costs and the write-off of a foreign subsidiary's bad debt in the current year quarter also contributed to the decline in net income.

Six months ended July 31

Net sales of $62,724,000 for the six months ended July 31, 1998 increased 12.0 percent from $55,979,000 for the comparable period last year. Gross profit of $16,197,000 or 25.8 percent of net sales in the current year increased 11.7 percent from $14,495,000 or 25.9 percent of net sales in the prior year. Net sales and gross profit in terms of dollars increased in all business segments compared to the prior year.

Net income decreased 30.5 percent from $1,839,000 or $0.37 per common share (basic) in the prior year to $1,279,000 or $0.26 per common share (basic) in the current year. This decrease was primarily due to legal and settlement costs related to the disposition of one of the lawsuits acquired in the Midwesco Merger described above and legal expenses related to the defense of patent infringement lawsuits, coupled with higher interest costs and the write-off of a foreign subsidiary's bad debt in the current year.

Filtration Products Business

Three months ended July 31

Net sales for the quarter ended July 31, 1998 increased 4.5 percent to $11,665,000 from $11,163,000 in the comparable quarter one year ago. This increase is the result of higher sales of filter elements for cartridge collectors due to the acquisition of TDC Filter Manufacturing, Inc. ("TDC") in December 1997, partially offset by a decline in sales of filter elements for baghouse collectors.

Gross profit as a percent of net sales decreased from 28.0 percent in the prior year to 24.0 percent, primarily as a result of competitive pricing pressures in the marketplace, unusually high medical insurance claims costs and manufacturing inefficiencies.

Selling  expense for the quarter ended July 31, 1998  increased to $1,190,000 or
10.2 percent of net sales from $1,087,000 or 9.7 percent of net sales for the comparable quarter last year. These increases are attributable to additional sales resources, mainly as a result of the TDC acquisition.

General and administrative expense increased to $742,000 or 6.4 percent of net sales in the current year quarter from $590,000 or 5.3 percent of net sales for the comparable period one year ago. These changes are due to additional administrative resources and expenses, primarily as a result of the TDC acquisition, partially offset by lower management incentive compensation.

Six months ended July 31

Net sales for the six months ended July 31, 1998 increased 22.0 percent to $24,202,000 from $19,832,000 in the comparable period last year. This increase is the result of higher sales of filter elements for cartridge collectors due to the TDC acquisition, partially offset by a decline in sales of filter elements for baghouse collectors.

Gross profit for the six months as a percent of net sales decreased from 26.1 percent in the prior year to 23.7 percent, primarily as a result of competitive pricing pressures in the marketplace, unusually high medical insurance claims costs and manufacturing inefficiencies.

Selling expense for the six months ended July 31, 1998 increased to $2,432,000 or 10.0 percent of net sales from $1,910,000 or 9.6 percent of net sales for the comparable period last year. These increases are attributable to additional sales resources, mainly as a result of the TDC acquisition.

General and administrative expense increased to $1,500,000 or 6.2 percent of net sales in the current year from $1,071,000 or 5.4 percent of net sales for the comparable period one year ago. These changes are due to additional administrative resources and expenses, primarily as a result of the TDC acquisition, partially offset by lower management incentive compensation.

Piping System Products Business

Three months ended July 31

Net sales increased 11.7 percent to $13,619,000 for the quarter ended July 31, 1998 from $12,195,000 in the prior year quarter, primarily due to increased pipe sales, both in the United States and England.

Gross profit as a percent of net sales decreased from 23.9 percent in the prior year to 22.7 percent, mainly resulting from low margins on sales of a foreign subsidiary.

Selling expense decreased slightly from $636,000 or 5.2 percent of net sales to $629,000 or 4.6 percent of net sales. The percentage decline was the result of the increased sales volume in the current year.

General and administrative expense increased from $1,112,000 or 9.1 percent of net sales in the prior year quarter to $1,517,000 or 11.1 percent of net sales in the current year quarter primarily due to legal and settlement costs related to the disposition of one of the lawsuits acquired in the Midwesco Merger described above, increased engineering costs and the write-off of a foreign subsidiary's bad debt.

Six months ended July 31

Net sales increased 4.6 percent to $24,271,000 for the six months ended July 31, 1998 from $23,207,000 in the prior year comparable period due to increased pipe sales, both in the United States and England.

Gross profit as a percent of net sales increased from 22.3 percent in the prior year to 23.1 percent, mainly resulting from favorable product mix of sales and manufacturing efficiencies in the domestic operations.

Selling expense increased from $1,243,000 or 5.4 percent of net sales to $1,353,000 or 5.6 percent of net sales, largely due to marketing expenses related to PROtherm products, which were introduced during the quarter ended April 30, 1998.

General and administrative expense increased from $2,176,000 or 9.4 percent of net sales in the prior year to $2,844,000 or 11.7 percent of net sales in the current year primarily due to legal and settlement costs related to the disposition of one of the lawsuits acquired in the Midwesco Merger described above, legal expenses related to the defense of a patent infringement lawsuit, increased engineering costs and the write-off of a foreign subsidiary's bad debt.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $7,450,000 for the quarter ended July 31, 1998 increased 8.6 percent from $6,857,000 for the comparable quarter in the prior year, mainly due to the inclusion of the operating results of Boe-Therm A/S ("Boe-Therm"), which was acquired on June 1, 1998.

Gross profit as a percent of net sales increased from 32.1 percent for the prior year quarter to 34.2 percent for the comparable period in the current year, primarily due to a favorable product mix of sales and increased manufacturing efficiencies.

Selling expenses increased from $841,000 in the prior year to $904,000 in the current year, but declined as a percentage of net sales from 12.3 percent last year to 12.1 percent in the current year. Increased sales salaries and the inclusion of the operating results of Boe-Therm were the main reasons for the dollar increase. The percentage decline was the result of the increased sales volume in the current year.

General and administrative expenses increased from $511,000 or 7.5 percent of net sales to $638,000 or 8.6 percent of net sales. This increase was primarily due to increased engineering and salaries expenses compared to the prior year, coupled with the inclusion of the operating results of Boe-Therm in the current year quarter.

Six months ended July 31

Net sales of $14,251,000 for the six months ended July 31, 1998 increased 10.1 percent from $12,940,000 for the comparable period in the prior year, mainly due to higher sales of portable chillers and temperature controllers and the inclusion of the operating results of Boe-Therm in the current year.

Gross profit as a percent of net sales  increased from 32.1 percent last year to
34.0 percent in the current year, primarily due to a favorable product mix of sales and increased manufacturing efficiencies.

Selling expenses increased from $1,539,000 last year to $1,761,000 and from 11.9 percent to 12.4 percent of net sales. Increased commission and salary expenses were the main reasons for this increase.

General and administrative expenses increased from $1,035,000 or 8.0 percent of net sales to $1,245,000 or 8.7 percent of net sales. This increase was primarily due to increased management information systems, engineering and salaries expenses compared to the prior year and the inclusion of the operating results of Boe-Therm subsequent to the date of acquisition.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended July 31

General and administrative expense decreased to $914,000 or 2.8 percent of net sales in the current year quarter from $953,000 or 3.2 percent of net sales in the comparable period in the prior year. The dollar decrease was mainly due to decreases in certain employee benefit expenses, data processing expenses and profit-based incentive compensation, partially offset by higher building, stock-related and collection expenses.

Interest expense increased from $394,000 to $670,000, due to higher borrowings in the current year quarter as a result of the acquisition of TDC in December 1997 and Boe-Therm in June 1998.

Six months ended July 31

General and administrative expenses increased from $1,632,000 or 2.9 percent of net sales in the prior year to $1,685,000 or 2.7 percent of net sales in the current year. The dollar increase was primarily due to higher building, stock-related and collection expenses in the current year, partially offset by decreases in data processing expenses, certain employee benefit expenses and profit-based incentive compensation.

Interest expense increased from $772,000 to $1,246,000, due to higher borrowings in the current year as a result of the acquisition of TDC in December 1997 and Boe-Therm in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of July 31, 1998 were $461,000 as compared to $976,000 at January 31, 1998. Net cash inflows of $3,111,000 generated from operating activities coupled with $1,432,000 received from the restricted cash of the Industrial Revenue Bonds, $665,000 net proceeds of long-term debt and $53,000 proceeds from stock options exercised were used to fund purchases of property, plant and equipment of $3,825,000, the business acquisition of $1,725,000 and payments on capitalized lease obligations of $226,000.

Net cash provided by operating activities was $3,111,000 for the six months ended July 31, 1998, mainly because of increased current liabilities, primarily drafts payable. For the six months ended July 31, 1997, net cash used for operating activities totaled $1,973,000, mainly due to increased accounts receivable.

Net cash used for investing activities for the six months ended July 31, 1998 was $4,118,000 versus $1,311,000 for the same period one year ago. Capital expenditures increased from $2,108,000 in the prior year to $3,825,000 in the current year. This increase is primarily due to construction in process for the manufacturing facility at New Iberia, Louisiana for which the Company has a commitment from a third party to provide operating lease financing upon completion. (See Financing.) In addition, the Company used $1,725,000 for the acquisition of a business in the current year, net of cash acquired. Cash received from the restricted cash of the Industrial Revenue Bonds in the current year was $1,432,000 compared to $797,000 during the comparable period one year ago.

Net cash obtained from financing activities for the six months ended July 31, 1998 was $492,000 versus $984,000 for the comparable period in the prior year. In the current year, the Company obtained $665,000 from net proceeds of long-term debt and $53,000 from stock options exercised and utilized $226,000 to repay capitalized lease obligations. The Company obtained $1,189,000 from net proceeds of long-term debt, $38,000 from stock options exercised and used $243,000 to repay capitalized lease obligations in the prior year.

The Company's current ratio at July 31, 1998 was 2.3 to 1 versus 2.6 to 1 at January 31, 1998. Debt to total capitalization decreased to 49.2 percent from
49.9 percent at January 31, 1998.

Financing

On September 14, 1995, and October 18, 1995, respectively, Midwesco Filter and Perma-Pipe received the proceeds of Industrial Revenue Bonds. Such proceeds are available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 in the filtration products business in Winchester, Virginia ($3,150,000) and the piping systems products business in Lebanon, Tennessee ($3,150,000). The bonds bear interest at a variable rate, which approximates five percent per annum, including letters of credit and remarketing fees. Each bond indenture established a trusteed project fund for deposit of the bond proceeds. The trustee is authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which comply with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invests the balance of the project fund in investments defined by the indenture and limited by applicable law. Such invested funds totaled $1,497,000 at July 31, 1998. The bonds are fully secured by bank letters of credit which expire approximately two years from the date of issuance; the Company expects to arrange for renewal, reissuance or extension of the letters of credit prior to each expiration date during the term of the bonds.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000 square foot building adjacent to its Midwesco Filter property in Winchester, Virginia. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the industrial revenue bonds described above.

The Company borrowed $4,000,000 from a bank under a term loan to finance the September 1994 acquisition of Ricwil Piping Systems Company. Through the Midwesco Merger, the Company assumed approximately $6,611,000 of Midwesco, Inc. long-term debt, of which $5,000,000 was assumed bank and other debt, while the remainder was assumed capitalized lease obligations. Effective December 15, 1996, the Company replaced its existing revolving line of credit and the unpaid portion of the $4,000,000 September 1994 term loan with $15,000,000 of fixed rate senior unsecured notes due 2007 (the "Notes") and a new $5,000,000 floating rate unsecured revolving line of credit. Proceeds of the Notes were also used to repay the Midwesco, Inc. debt assumed by the Company. The Notes bear interest at an annual rate of 7.21 percent and require principal payments beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life.

During 1997, the terms of the unsecured credit agreement were amended. Under the terms of the agreement as amended, the Company may borrow up to $12,000,000 under a revolving line of credit which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At July 31, 1998, the prime rate was 8.5 percent and the margin added to the LIBOR rate, which is redetermined each quarter based on the Company's interest coverage ratio, was 1.25 percent. The Company had borrowed $9,200,000 under the revolving line of credit at July 31, 1998. Additionally, $637,000 was drawn under the agreement as letters of credit, principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility and equipment located in Cicero, Illinois described in more detail below. The loan agreement contains certain financial covenants. As of July 31, 1998, the Company was not in compliance with two such financial covenants. The Company has obtained a waiver for such non-compliance.

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 2,750,000 Danish krone ("DKK") (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years. The second loan in the amount of 4,500,000 DKK (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. In addition, the Company has in place an overdraft facility with this Danish bank, whereby Boe-Therm may borrow up to 1,000,000 DKK (approximately $150,000) at a variable rate, which was 7.00 percent at the inception of the agreement.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility and equipment in Cicero, Illinois acquired in the TDC acquisition. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

During the quarter ended April 30, 1998, the Company began construction of a manufacturing facility in New Iberia, Louisiana, for the production of oil and gas gathering flowlines and low temperature district heating products. The Company has a commitment from a lender to provide operating lease financing for this facility upon completion. At July 31, 1998, expenditures for the facility were included in construction in process, a component of property, plant and equipment, in the Condensed Consolidated Balance Sheet.

The Company has engaged a private placement agent and financial advisor in connection with the private offering of $10,000,000 fixed rate senior unsecured notes due 2008 (the "Notes due 2008"). The Notes due 2008 will require principal payment beginning at the end of the fourth year and continuing annually thereafter, resulting in a seven-year average life. The Company has received a commitment from an institutional investor to acquire the Notes at an annual interest rate of 6.97 percent. Major terms and conditions have been agreed to and the notes and related contracts are essentially complete. Although the Company expects to have the new financing in place prior to October 31, 1998, no assurance can be given that the foregoing transaction involving the Notes due 2008 will be consummated.

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


                      PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Midwesco, Inc., or one of its affiliates, PermAlert ESP, Inc. ("PermAlert") or Perma-Pipe, Inc., was a party to three lawsuits (the "Pending Suits"), each of which, upon the consummation of the Midwesco Merger, became the obligations of MFRI. MFRI agreed to bear all costs and expenses of the Pending Suits, including, but not limited to, any judgments or settlement costs (the "Expenses"); provided, however, after MFRI has spent an aggregate of $400,000 in Expenses, all such Expenses of the Pending Suits will be paid from a special escrow holding 66,980 shares of MFRI common stock (`the "Special Escrow"). In the event there are no shares of MFRI common stock in the Special Escrow, the responsibility for the Pending Suits will be solely that of MFRI.

IHP Industrial v. PermAlert ESP, the last of the Pending Suits, was settled on June 9, 1998. IHP Industrial v. PermAlert ESP, was filed in May 1996, in the Circuit Court of Lauderdale County, Mississippi. On June 9, 1998 the parties reached a settlement and a confidential settlement agreement was executed by the parties to the lawsuit, including IHP Industrial, Inc.'s insurer, Liberty Mutual Insurance Company. The court entered a dismissal order in the case on or about September 3, 1998.

The aggregate Expenses relating to the Pending Suits exceeded the reserve and the value of the shares in the Special Escrow by approximately $224,000.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on June 30, 1998 in order to elect directors. David Unger, Henry M. Mautner, Gene K. Ogilvie, Fati A. Elgendy, Bradley E. Mautner, Don Gruenberg, Arnold F. Brookstone, Eugene Miller and Stephen B. Schwartz were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

                                             For         Withheld
                                          ---------      --------

              David Unger                 4,307,083        9,925
              Henry M. Mautner            4,306,583       10,425
              Gene K. Ogilvie             4,307,083        9,925
              Fati A. Elgendy             4,307,083        9,925
              Bradley E. Mautner          4,307,083        9,925
              Don Gruenberg               4,307,083        9,925
              Arnold F. Brookstone        4,306,548       10,460
              Eugene Miller               4,306,583       10,425
              Stephen B. Schwartz         4,307,048        9,925


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

                                           MFRI, INC.



Date:    September 11, 1998         /s/ David Unger
                                    ---------------------------
                                    David Unger
                                    Chairman of the Board of Directors



Date:    September 11, 1998         /s/ Michael D. Bennett
                                    ---------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)