Form 10-Q
period 1998-10-31
MFRI INC
filed 1998-12-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             October 31, 1998
                                ---------------------------------------

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------      ----------
                         Commission file number 0-18370
                                                -------
                                  MFRI, INC.
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                      36-3922969
------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)


7720 Lehigh Avenue                       Niles, Illinois           60714
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


                              (847) 966-1000
------------------------------------------------------------------------
Registrant's telephone number, including area code)


------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,(or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                    ---        ---
On December 11, 1998, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998. The results of operations for the quarter and nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year 1998.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                          Three Months Ended  Nine Months Ended
                                             October 31,         October 31,
                                           ----------------   -----------------
                                            1998     1997       1998     1997
                                           -------  -------    -------  -------
Net sales                                  $32,418  $28,518    $95,142  $84,497
Cost of sales                               24,428   21,194     70,955   62,678
                                           -------  -------    -------  -------
Gross profit                                 7,990    7,324     24,187   21,819

Selling expense                              2,895    2,322      8,441    7,013
General and administrative expense           3,455    3,064     10,729    8,979
                                           -------  -------    -------  -------
Income from operations                       1,640    1,938      5,017    5,827

Interest expense - net                         705      394      1,951    1,166
                                           -------  -------    -------  -------
Income before income taxes                     935    1,544      3,066    4,661
Income taxes                                   389      633      1,241    1,911
                                           -------  -------    -------  -------
Net income                                 $   546  $   911    $ 1,825  $ 2,750
                                           =======  =======    =======  =======

Net income per common share - basic         $0.11    $0.18      $0.37    $0.55
Net income per common share - diluted       $0.11    $0.18      $0.36    $0.54

Weighted average common shares outstanding  4,981    4,974      4,982    4,968

Weighted average common shares outstanding
     assuming full dilution                 5,006    5,180      5,074    5,106

See notes to condensed consolidated financial statements.




MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                     October 31,   January 31,
                                                         1998         1998
                                                     -----------   -----------
ASSETS

Current Assets:
    Cash and cash equivalents                          $ 1,745       $   976
    Trade accounts receivable, net                      23,156        21,641
    Costs and estimated earnings in excess
       of billings on uncompleted contracts              3,855         3,489
    Deferred income taxes                                2,587         2,308
    Inventories                                         21,634        19,595
    Prepaid expenses and other current assets            2,621         2,758
                                                       -------       -------
         Total current assets                           55,598        50,767

Restricted Cash from Bond Proceeds                        -            2,929

Property, Plant and Equipment, At Cost                  36,765        30,028
Less Accumulated Depreciation                            8,849         6,998
                                                       -------       -------
         Property, plant and equipment, net             27,916        23,030

Other Assets:
    Goodwill, net                                       12,434        12,399
    Other, net                                           3,857         3,816
                                                       -------       -------
         Total other assets                             16,291        16,215
                                                       -------       -------
Total Assets                                           $99,805       $92,941
                                                       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Drafts payable                                     $ 6,104       $ 1,882
    Accounts payable                                     6,088         7,180
    Commissions payable                                  6,442         5,821
    Current maturities of long-term debt                   561           573
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                 1,092           461
    Other current liabilities                            3,589         3,544
                                                       -------       -------
         Total current liabilities                      23,876        19,461

Long-Term Liabilities:
    Long-term debt, less current maturities             36,006        35,275
    Deferred income taxes                                1,507         1,453
    Other                                                  893           711
                                                       -------       -------
         Total long-term liabilities                    38,406        37,439

Stockholders' Equity:
    Common stock, $.01 par value, authorized-15,000
       shares; outstanding-4,922 and 4,981 shares
       at October 31 and January 31, respectively           49            50
    Additional paid-in capital                          21,390        21,864
    Retained earnings                                   16,061        14,236
    Accumulated other comprehensive income                  23          (109)
                                                       -------       --------
         Total stockholders' equity                     37,523        36,041
                                                       -------       --------
Total Liabilities and Stockholders' Equity             $99,805       $92,941
                                                       =======       =======

See notes to condensed consolidated financial statements.



MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                            Nine Months Ended
                                                               October 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Cash Flows from Operating Activities:
    Net income                                              $ 1,825     $ 2,750
    Adjustments to reconcile net income
        to net cash flows from operating activities:
          Provision for depreciation and amortization         2,455       1,984
          Deferred income taxes                                (225)        390
          Change in operating assets and liabilities:
              Trade accounts receivable                      (1,492)     (2,305)
              Costs and estimated earnings in excess of
                 billings on uncompleted contracts             (366)     (1,196)
              Inventories                                    (1,564)       (598)
              Prepaid expenses and other current assets        (373)        (57)
              Current liabilities                             4,292       2,756
              Other operating assets and liabilities           (376)       (150)
                                                            --------    --------
Net Cash Flows from Operating Activities                      4,176       3,574
                                                            --------    --------

Cash Flows from Investing Activities:
    Change in restricted cash from
        Industrial Revenue Bonds                              2,929         977
    Net purchases of property and equipment                  (5,308)     (3,127)
    Acquisition of business, net of cash acquired            (1,725)         -
                                                            --------    --------
Net Cash Flows from Investing Activities                     (4,104)     (2,150)
                                                            --------    --------

Cash Flows from Financing Activities:
    Payments on capitalized lease obligations                  (313)       (348)
    Stock options exercised                                      53          91
    Proceeds from long-term debt, net                           957        (140)
                                                            --------    --------
Net Cash Flows from Financing Activities                        697        (397)
                                                            --------    --------

Net Increase in Cash and Cash Equivalents                       769       1,027

Cash and Cash Equivalents - Beginning of Period                 976       3,416
                                                            --------    --------

Cash and Cash Equivalents - End of Period                   $ 1,745     $ 4,443
                                                            ========    ========

See notes to condensed consolidated financial statements.



MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998


1.       Inventories consisted of the following:

              (In thousands)
                                                       October 31,  January 31,
                                                          1998         1998
                                                       -----------  -----------
              Raw materials                              $16,224      $14,296
              Work in process                              2,094        1,557
              Finished goods                               3,316        3,742
                                                         -------      -------

              Total                                      $21,634      $19,595
                                                         =======      =======


2. Supplemental cash flow information:

         (In thousands)

                                                           Nine Months Ended
                                                              October 31,
                                                         --------------------
                                                           1998        1997
                                                         -------      -------
         Cash paid during the quarter for:
              Interest, net of capitalized amounts       $ 1,670      $ 1,277
              Income taxes, net of refunds received          798        1,376

         Schedule of noncash financial activities:
              Fixed assets acquired under capital leases $    -       $   269

              Shares returned from escrow due to
                  settlement of legal contingencies
                  related to the merger of
                  Midwesco, Inc. into MFRI, Inc.             527

         Purchase of business:
              Fair value of assets acquired (net of
                  cash received)                         $ 1,768
              Cost in excess of net assets acquired          352
              Cash paid                                   (1,725)
              Liability under noncompete agreement          (279)
                                                         --------
         Liabilities assumed                             $   116
                                                         ========

3. On June 1, 1998, the Company acquired certain assets and liabilities of Boe-Therm A/S ("Boe-Therm"), including inventory and manufacturing facilities, for an aggregate purchase price of $2,004,000. Financing was provided by borrowings under the Company's unsecured line of credit, loans obtained from a Danish bank and a noncompete agreement which is to be paid ratably over a period of four years. Boe-Therm, located in Assens, Denmark, is a manufacturer of liquid chillers for removing heat from industrial processes. Boe-Therm's third-party sales for the five months ended October 31, 1998 were $1,600,000.

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

4. The basic weighted average shares reconcile to fully diluted weighted average shares as follows:

         (In thousands)

                                              Three Months Ended    Nine Months Ended
                                                   October 31,        October 31,
                                              ------------------    -----------------
                                                1998     1997         1998     1997
                                                -----    -----       ------   ------


         Net income                             $ 546    $ 911       $1,825   $2,750
                                                =====    =====       ======   ======

         Basic weighted average common
             shares outstanding                 4,981    4,974        4,982    4,968
         Dilutive effect of stock options          25      206           92      138
                                                -----    -----       ------   ------
         Weighted average common shares
             outstanding assuming full
             dilution                           5,006    5,180        5,074    5,106
                                                =====    =====       ======   ======

         Net income per common share - basic    $0.11    $0.18        $0.37    $0.55
         Net income per common share - diluted  $0.11    $0.18        $0.36    $0.54

         The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 746,000 and 0 for the three months ended October 31, 1998 and 1997, respectively, and 299,000 and 44,000 for the nine months ended October 31, 1998 and 1997, respectively. These options were outstanding at the end of each of the respective periods.

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

         The components of comprehensive income, net of tax, were as follows:

         (In thousands)

                                        Three Months Ended    Nine Months Ended
                                            October 31,           October 31,
                                        ------------------    -----------------
                                          1998      1997       1998     1997
                                          ----      ----      ------   ------

         Net income                       $546      $911      $1,825   $2,750

         Change in foreign currency
             translation adjustments       119        37         132        3
                                          ----      ----      ------   ------
         Comprehensive income             $665      $948      $1,957   $2,753
                                          ====      ====      ======   ======


         Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of accumulated foreign currency translation adjustments.

6.       Event subsequent to October 31, 1998

         On November 2, 1998, the Company acquired all the outstanding shares of capital stock of Nordic Air Filtration A/S ("Nordic Air") for an aggregate purchase price of approximately $2,000,000. Nordic Air, located in Naskov, Denmark, is a manufacturer of pleated air filtration products. Sales of Nordic Air for the most recent fiscal year which ended on June 30, 1998 were approximately $2,300,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


October 31, 1998

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended October 31

Net sales of $32,418,000 for the quarter ended October 31, 1998 increased 13.7 percent from $28,518,000 for the comparable quarter last year. Gross profit of $7,990,000 or 24.6 percent of net sales in the current year quarter increased
9.1 percent from $7,324,000 or 25.7 percent of net sales in the prior year quarter. These dollar increases were primarily the result of including the operating results of Boe-Therm A/S ("Boe-Therm"), acquired in June 1998, and TDC Filter Manufacturing, Inc. ("TDC"), acquired in December 1997, in the current year quarter. The accounts of these businesses were not included in the accounts of the Company prior to their respective dates of acquisition.

Net income decreased 40.1 percent from $911,000 or $0.18 per common share (basic) in the prior year to $546,000 or $0.11 per common share (basic) in the current year. The decline in margins as a percentage of net sales coupled with higher selling, general and administrative expenses and higher interest costs were the main reasons for the decrease in net income for the quarter.

Nine months ended October 31

Net sales of  $95,142,000  for the nine months ended October 31, 1998  increased
12.6 percent from $84,497,000 for the comparable period last year. Gross profit of $24,187,000 or 25.4 percent of net sales in the current year increased 10.9 percent from $21,819,000 or 25.8 percent of net sales in the prior year. Net sales and gross profit in terms of dollars increased in all business segments compared to the prior year, primarily as a result of including the operating results of Boe-Therm and TDC subsequent to their respective acquisition dates.

Net income decreased 33.6 percent from $2,750,000 or $0.55 per common share (basic) in the prior year to $1,825,000 or $0.37 per common share (basic) in the current year. This decrease was primarily due to legal and settlement costs related to the disposition of the last lawsuit acquired in the December 1996 merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger") and legal expenses related to the defense of patent infringement lawsuits, coupled with increased selling, general and administrative expenses associated with the acquisitions of TDC and Boe-Therm, higher interest costs and the write-off of a foreign subsidiary's bad debt in the current year.

Filtration Products Business

Three months ended October 31

Net sales for the quarter ended October 31, 1998 increased 39.0 percent to $11,771,000 from $8,467,000 in the comparable quarter one year ago. This increase is the result of higher sales of filter elements for baghouse and cartridge collectors, primarily due to the acquisition of TDC in December 1997.

Gross profit as a percent of net sales decreased from 25.4 percent in the prior year to 23.2 percent, primarily as a result of competitive pricing pressures in the marketplace and manufacturing inefficiencies.

Selling expense for the quarter ended October 31, 1998 increased to $1,208,000 or 10.3 percent of net sales from $842,000 or 9.9 percent of net sales for the comparable quarter last year. These increases are attributable to additional sales resources, mainly as a result of the TDC acquisition.

General and administrative expense increased to $687,000 or 5.8 percent of net sales in the current year quarter from $505,000 or 6.0 percent of net sales for the comparable period one year ago. These changes are due to additional administrative resources and expenses, primarily as a result of the TDC acquisition, partially offset by lower management incentive compensation.

Nine months ended October 31

Net sales for the nine months ended October 31, 1998 increased 27.1 percent to $35,973,000 from $28,299,000 in the comparable period last year. This increase is the result of higher sales of filter elements for cartridge collectors primarily due to the TDC acquisition.

Gross profit for the nine months as a percent of net sales decreased from 25.9 percent in the prior year to 23.6 percent, primarily as a result of competitive pricing pressures in the marketplace, unusually high medical insurance claims costs and manufacturing inefficiencies.

Selling expense for the nine months ended October 31, 1998 increased to $3,640,000 or 10.1 percent of net sales from $2,752,000 or 9.7 percent of net sales for the comparable period last year. This increase is attributable to additional sales resources, mainly as a result of the TDC acquisition.

General and administrative expense increased to $2,187,000 or 6.1 percent of net sales in the current year from $1,576,000 or 5.6 percent of net sales for the comparable period one year ago. These changes are due to additional administrative resources and expenses, primarily as a result of the TDC acquisition, partially offset by lower management incentive compensation.

Piping System Products Business

Three months ended October 31

Net sales decreased 3.0 percent to $13,629,000 for the quarter ended October 31, 1998 from $14,055,000 in the prior year quarter, primarily due to lower sales of a foreign subsidiary.

Gross profit as a percent of net sales decreased from 22.7 percent in the prior year to 21.7 percent, mainly as a result of competitive pressures in the marketplace and lower margins on sales of oil and gas gathering flowlines, as the Company began operations at the New Iberia, Louisiana facility during the quarter.

Selling expense  increased from $706,000 or 5.0 percent of net sales to $758,000
or  5.6  percent of  net sales   due  to  increased  sales  staffing   for   the
international and oil and gas markets.

General and administrative expense decreased from $1,218,000 in the prior year quarter to $1,194,000 in the current year quarter primarily due to lower management incentive compensation. General and administrative expense as a percentage of sales increased from 8.7 percent of net sales in the prior year quarter to 8.8 percent of net sales in the current year due to the expense being spread over a smaller sales base.

Nine months ended October 31

Net sales increased 1.7 percent to $37,900,000 for the nine months ended October 31, 1998 from $37,262,000 in the prior year comparable period mainly due to introduction of the PROtherm product line for both land and sub-sea applications during the current year.

Gross profit as a percent of net sales increased from 22.4 percent in the prior year to 22.6 percent, mainly resulting from favorable product mix of sales and manufacturing efficiencies in the domestic operations.

Selling expense increased from $1,949,000 or 5.2 percent of net sales to $2,111,000 or 5.6 percent of net sales, largely due to increased staffing for international and oil and gas sales.

General and administrative expense increased from $3,395,000 or 9.1 percent of net sales in the prior year to $4,038,000 or 10.7 percent of net sales in the current year primarily due to increased engineering costs; legal and settlement costs related to the disposition of the last lawsuit acquired in the Midwesco Merger; legal expenses related to the defense of a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $7,018,000 for the quarter ended October 31, 1998 increased 17.0 percent from $5,996,000 for the comparable quarter in the prior year, mainly due to the inclusion of the operating results of Boe-Therm, which was acquired in June 1998.

Gross profit as a percent of net sales decreased from 33.1 percent for the prior year quarter to 32.7 percent for the comparable period in the current year, primarily due to a less favorable product mix of sales.

Selling expenses increased from $774,000 or 12.9 percent of net sales in the prior year to $929,000 or 13.2 percent of net sales in the current year. Increased sales commissions and the inclusion of the operating results of Boe-Therm were the main reasons for the increase.

General and administrative expenses increased from $532,000 or 8.9 percent of net sales in the prior year quarter to $737,000 or 10.5 percent of net sales in the current year. This increase was primarily due to increased engineering and salaries expenses compared to the prior year, coupled with the inclusion of the operating results of Boe-Therm in the current year quarter.

Nine months ended October 31

Net sales of  $21,269,000  for the nine months ended October 31, 1998  increased
12.3 percent from $18,936,000 for the comparable period in the prior year, mainly due to higher sales of portable chillers and temperature controllers and the inclusion of the operating results of Boe-Therm in the current year.

Gross profit as a percent of net sales  increased from 32.4 percent last year to
33.6 percent in the current year, primarily due to a more favorable product mix of sales and increased manufacturing efficiencies.

Selling expenses increased from $2,312,000 last year to $2,690,000 and from 12.2 percent to 12.6 percent of net sales. Increased commission expense and the inclusion of Boe-Therm marketing and advertising expenses were the main reasons for this increase.

General and administrative expenses increased from $1,567,000 or 8.3 percent of net sales to $1,982,000 or 9.3 percent of net sales. This increase was primarily due to increased management information systems, engineering and salaries expenses compared to the prior year and the inclusion of the operating results of Boe-Therm subsequent to the date of acquisition.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended October 31

General and administrative expense increased slightly to $837,000 or 2.6 percent of net sales in the current year quarter from $809,000 or 2.8 percent of net sales for the comparable period in the prior year. Higher occupancy, data processing and employee-related expenses were partially offset by lower profit-based incentive compensation and stock-related expenses.

Interest expense increased from $394,000 in the prior year to $705,000 in the current year, due to higher borrowings in the current year quarter as a result of the acquisition of TDC in December 1997 and Boe-Therm in June 1998.

Nine months ended October 31

General and administrative expenses increased from $2,441,000 or 2.9 percent of net sales in the prior year to $2,522,000 or 2.7 percent of net sales in the current year. The dollar increase was primarily due to higher occupancy and collection expenses in the current year, partially offset by decreases in data processing expenses and profit-based incentive compensation.

Interest expense increased from $1,166,000 in the prior year to $1,951,000 in the current year, due to higher borrowings in the current year as a result of the acquisition of TDC in December 1997 and Boe-Therm in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of October 31, 1998 were $1,745,000 as compared to $976,000 at January 31, 1998. Net cash inflows of $4,176,000 generated from operating activities, $2,929,000 received from the restricted cash of the Industrial Revenue Bonds, $957,000 net proceeds of long-term debt and $53,000 proceeds from stock options exercised were used to fund purchases of property, plant and equipment of $5,308,000, the business acquisition of $1,725,000 and payments on capitalized lease obligations of $313,000.

Net cash provided by operating activities was $4,176,000 for the nine months ended October 31, 1998, mainly due to earnings for the nine months and the increase in current liabilities, primarily drafts payable, partially offset by increases in accounts receivable and inventory. For the nine months ended October 31, 1997, net cash provided by operating activities was $3,574,000, primarily as a result of strong earnings results for the nine months and the increase in current liabilities, partially offset by increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used for investing activities for the nine months ended October 31, 1998 was $4,104,000 versus $2,150,000 for the same period one year ago. Capital expenditures increased from $3,127,000 in the prior year to $5,308,000 in the current year. This increase is primarily due to costs incurred to construct equipment for the manufacturing facility at New Iberia, Louisiana for which the Company has a commitment from a third party to provide operating lease financing of $1,345,000 upon completion. (See Financing.) In addition, the Company used $1,725,000 for the acquisition of a business in the current year, net of cash acquired. Cash received from the restricted cash of the Industrial Revenue Bonds in the current year was $2,929,000 compared to $977,000 during the comparable period one year ago.

Net cash obtained from financing activities for the nine months ended October 31, 1998 was $697,000 while cash used for financing activities for the nine months ended October 31, 1997 was $397,000. In the current year, the Company obtained $957,000 from net proceeds of long-term debt and $53,000 from stock options exercised and utilized $313,000 to repay capitalized lease obligations. The Company used $140,000 to repay long-term debt, net; used $348,000 to repay capitalized lease obligations and received $91,000 from exercises of stock options in the prior year. In addition, the Company received 66,890 shares of common stock held in the special escrow established as part of the Midwesco Merger to indemnify MFRI, Inc. for legal and settlement costs related to three lawsuits acquired in the Midwesco Merger in the event that such costs exceeded the $400,000 reserve established at the time of the merger.

The  Company's current  ratio at October  31,  1998 was 2.3 to 1 versus 2.6 to 1
at January 31, 1998.   Debt to  total capitalization decreased  to  49.4 percent
from 49.9 percent at January 31, 1998.

Financing

On September 14, 1995, the filtration products business in Winchester, Virginia received $3,150,000 proceeds of Industrial Revenue Bonds. In addition, the piping systems products business in Lebanon, Tennessee received $3,150,000 proceeds of Industrial Revenue Bonds on October 18, 1995. Such proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. Each bond indenture established a trusteed project fund for deposit of the bond proceeds. The trustee was authorized to make disbursements from the project fund upon requisition from the Company to pay costs of capital expenditures which complied with the requirements of the loan agreement for each bond. Pending such disbursements, the trustee invested the balance of the project fund in investments defined by the indenture and limited by applicable law. At the end of the three-year period, $997,000 of the invested funds had not been disbursed and have been used to reduce the principal portion of the bonds. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. During the third quarter of 1998, the expirations of the letters of credit were extended to the third quarter of 1999. The bonds bear interest at a variable rate, which approximates five percent per annum, including letters of credit and remarketing fees.

On May 8, 1996, the Company purchased for approximately $1.1 million a 10.3-acre parcel of land with a 67,000 square foot building adjacent to its Midwesco Filter property in Winchester, Virginia. The purchase was financed 80% by a seven-year mortgage bearing interest at 8.38% and 20% by the industrial revenue bonds described above.

On December 15, 1996, the Company entered into a private placement of $15,000,000 of 7.21 percent unsecured senior notes due 2007 (the "Notes due 2007"). The Notes due 2007 require principal payments beginning in the year ended January 31, 2001, and continuing annually thereafter, resulting in a seven-year average life.

On September 17, 1998, the Company entered into a private placement of $10,000,000 of 6.97 percent unsecured senior notes due 2008 (the "Notes due 2008"). The Notes due 2008 require principal payments beginning in the year ended January 31, 2003, and continuing annually thereafter, resulting in a seven-year average life. Proceeds of the Notes due 2008 were used to reduce the Company's borrowings under the unsecured line of credit described below.

The Company entered into an unsecured credit agreement with a bank on December 19, 1996. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At October 31, 1998, the prime rate was 8.0 percent and the margin added to the LIBOR rate, which is redetermined each quarter based on the Company's interest coverage ratio, was 1.25 percent. The Company had borrowed $400,000 under the revolving line of credit at October 31, 1998. Additionally, $702,000 was drawn under the agreement as letters of credit, principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility and equipment located in Cicero, Illinois described in more detail below. The loan agreement contains certain financial covenants. As of October 31, 1998, the Company was not in compliance with two such financial covenants. The Company has obtained a waiver for such non-compliance.

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 2,750,000 Danish krone ("DKK") (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years. The second loan in the amount of 4,500,000 DKK (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. In addition, the Company has in place an overdraft facility with this Danish bank, whereby Boe-Therm may borrow up to 1,000,000 DKK (approximately $150,000) at a variable rate, which was 7.00 percent at the inception of the agreement. (Please note that the U.S. dollar equivalents of the above loans were computed using the exchange rate at the date of acquisition.)

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility and equipment in Cicero, Illinois acquired in the TDC acquisition. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

During the quarter ended April 30, 1998, the Company began construction of equipment for a manufacturing facility in New Iberia, Louisiana, for the production of oil and gas gathering flowlines and low temperature district heating products. The Company has a commitment from a lender to provide operating lease financing of $1,345,000 for this equipment upon completion. At October 31, 1998, expenditures for the equipment were included in construction in process, a component of property, plant and equipment in the Condensed Consolidated Balance Sheet.

YEAR 2000

Certain computer systems with date-sensitive programs may not properly recognize the year 2000 and may, as a result, create unreliable data or fail to operate at all in the year 2000 and thereafter. Such occurrences could have a material adverse effect on the Company's results of operations and financial condition. Accordingly, the Company is assessing its financial and operating systems for the presence of such deficiencies and is developing and executing detailed corrective plans. The Company is also communicating with significant suppliers of goods and services and with customers (collectively, "Third Parties") to assess its exposure to their potential year 2000 issues. Finally, the Company is assessing its products for the presence of technology which might adversely affect those products and the customers to whom they have been delivered. The Company has an active committee lead by senior management to coordinate these efforts. Although there can be no assurances, based on current assessments, Management expects the Company's year 2000 issues to be identified and corrected before the year 2000, and does not expect the costs of correction to have a material adverse effect on the Company's results of operations or financial condition. All internal systems are expected to be corrected and tested by April 30, 1999. Appropriate assurances have been received from most Third Parties, with the remainder expected by April 30, 1999. Although the Company is still assessing the need for contingency plans, current assessment indicates no need for such plans.


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

                                    MFRI, INC.



Date:    December 11, 1998          /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors



Date:    December 11, 1998          /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)