Form 10-K
period 1999-01-31
MFRI INC
filed 1999-05-03
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 1999

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ---------------

                           Commission File No. 0-18370

                                   MFRI, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                               36-3922969
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

7720 Lehigh Avenue
Niles, Illinois                                          60714
(Address of principal executive offices)              (Zip Code)

                                 (847) 966-1000
               (Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $11,885,000 based on the closing sale price of $3.125 per share as reported on the NASDAQ National Market on March 31, 1999.

         The number of shares of the registrant's common stock outstanding at March 31, 1999 was 4,922,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document of the registrant are incorporated herein by reference:

           Document                                        Part of Form 10-K
Proxy Statement for the 1999 annual meeting of                    III
stockholders

FORM 10-K CONTENTS
JANUARY 31, 1999



Item                                                              Page
------------------------------------------------------------------------
Part I:

1.       Business                                                   1
         Company Profile                                            1
         Filtration Products                                        2
         Piping Systems                                             5
         Industrial Process Cooling Equipment                       7
         Employees                                                 11
         Year 2000 Issues                                          11
         Executive Officers of the Registrant                      11
2.       Properties                                                13
3.       Legal Proceedings                                         13
4.       Submission of Matters to a Vote of Security Holders       13

Part II:

5.       Market for Registrant's Common Equity and
           Related Stockholder Matters                             14
6.       Selected Financial Data                                   15
7.       Management's Discussion and Analysis of
           Financial Condition and Results of Operations           16
7A.      Quantitative and Qualitative Disclosures
           About Market Risk                                       24
8.       Financial Statements and Supplementary Data               25
9.       Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                  25

Part III:

10.      Directors and Executive Officers of the Registrant        25
11.      Executive Compensation                                    25
12.      Security Ownership of Certain Beneficial Owners
           and Management                                          25
13.      Certain Relationships and Related Transactions            25
14.      Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                     26

Signatures                                                         48

------------------------------------------------------------------------

                                     PART I



Item 1.  BUSINESS

Company Profile

MFRI, Inc. ("MFRI") has three business segments: Filtration Products, Piping Systems and Industrial Process Cooling Equipment.

The Company's Filtration Products Business is conducted by Midwesco Filter Resources, Inc. ("Midwesco Filter"). Perma-Pipe, Inc. ("Perma-Pipe") conducts the Piping Systems Business. The Industrial Process Cooling Equipment Business is conducted by the Thermal Care Division of MFRI ("Thermal Care"). Midwesco Filter and Perma-Pipe are wholly owned subsidiaries of MFRI. As used herein, unless the context otherwise requires, the term "Company" includes MFRI, Midwesco Filter, Perma-Pipe, Thermal Care, and its subsidiaries, and their predecessors.

Midwesco Filter manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. Air filtration systems are used in many industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. Midwesco Filter markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection and filter replacement.

Perma-Pipe engineers, designs and manufactures specialty piping systems and leak detection and location systems. Perma-Pipe's piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flowlines. Perma-Pipe's leak detection and location systems are sold as part of many of its piping system products, and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

Thermal  Care  engineers,   designs  and  manufactures  liquid  chillers,   mold
temperature controllers, cooling towers, plant circulating systems, and related accessories for industrial process applications.

On June 1, 1998, MFRI acquired certain assets and liabilities of Boe-Therm A/S ("Boe-Therm") located in Assens, Denmark pursuant to a Transfer Agreement dated June 1, 1998 ("Boe-Therm Acquisition"). Boe-Therm had sales of approximately $3.2 million for the year ended December 31, 1997. Boe-Therm is a manufacturer of mold temperature controllers and liquid chillers for removing heat from industrial processes.

On November 2, 1998, MFRI and a wholly owned subsidiary acquired all the outstanding shares of capital stock of Nordic Air Filtration A/S ("Nordic Air") pursuant to a Contract of Sale dated November 2, 1998 ("Nordic Air Acquisition"). Nordic Air had sales of approximately $2.3 million for the year ended June 30, 1998. Nordic Air, located in Nakskov, Denmark, is a manufacturer of pleated air filtration elements.

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

Cartridge collectors and baghouses are typically box-like structures, which operate in a manner similar to a vacuum cleaner. They can contain a single filter element or an array of several thousand cylindrical or envelope filter elements (as short as two feet or as long as 30 feet) within a housing, which is sealed to prevent the particulate from escaping. Exhaust gases are passed through the filtration system, and the particulate is captured on the media of the filter element. The particulate is removed from the filter element by such methods as mechanical shaking, reverse air flow or compressed air pulse. Cartridge collectors and baghouses are generally used with utility and industrial boilers, cogeneration plants and incinerators and in the chemicals, cement, asphalt, metals, grain and foundry industries.

In an electrostatic precipitator, the particulate in the gases is charged as it passes electrodes and is then attracted to oppositely charged collection plates. The collected material is periodically removed from the plates by rapping or vibration. Electrostatic precipitators are used in such industries as electric power generation, chemicals, and pulp and paper, as well as in incinerators.

Scrubbers are used for flue gas desulfurization, odor control, acid gas neutralization and particulate collection. They operate by bringing gases into contact with water or chemicals and are sometimes used in combination with baghouses or electrostatic precipitators.

Mechanical collectors are used to remove relatively large particles from air streams. They are frequently used in association with other systems as a pre-screening device.

Because air pollution control equipment represents a substantial capital investment, such systems usually remain in service for the entire life of the plant in which they are installed. A baghouse can last up to 30 years and is typically rebagged six to eight times during its useful life. The useful life of a cartridge collector is 10 to 20 years, with five to ten cartridge changes during its useful life. Although reliable industry statistics do not exist, the Company believes there are more than 18,000 locations in the United States presently using baghouses and/or cartridge collectors, many of which have multiple pieces of such equipment.

Products and Services. The Company manufactures and sells a wide variety of filter elements for cartridge collectors and baghouse air filtration and particulate collection systems. Cartridge collectors and baghouses are used in many industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. The Company manufactures filter elements in standard industry sizes, shapes and filtration media and to custom specifications, maintaining manufacturing standards for more than 10,000 styles of filter elements to suit substantially all industrial applications. Filter elements are manufactured from industrial yarn, fabric and papers purchased in bulk. Most filter elements are produced from cellulose, acrylic, fiberglass, polyester, aramid or polypropylene fibers. The Company also manufactures filter elements from more specialized materials, sometimes using special finishes.

The Company manufactures most of the seamless tube filter bags sold in the United States. Seamless Tube(R) filter bag fabric is knitted by the Company on custom knitting equipment and finished using proprietary fabric stabilization technology. The Company believes this vertically-integrated process provides certain advantages over purchased fabric, including lower costs and reduced inventory requirements. In addition, the Company believes the Seamless Tube(R) product furnishes certain users with a filtration medium of superior performance due to its fabric structure, weight and lack of a vertical seam. In certain applications, the structure of the knitted fabric allows equal airflow with a lower pressure differential than conventionally-woven fabrics, thereby reducing power costs. In other circumstances, the fabric structure and absence of a vertical seam allow greater airflow at the same pressure differential as conventionally-woven fabrics, thereby permitting the filtration of a greater volume of particulate laden gas at no additional cost. The Seamless Tube(R) product often improves filter bag durability, resulting in longer life.

The Company also markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. These include sonic horns to supplement the removal of particulate from filter bags and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company currently manufactures wire cages and purchases all other filter-related products and accessories for resale, including the exclusive North American marketing rights to a Korean-manufactured line of solenoids, valves and timers used in conjunction with pulsejet collectors.

The Company provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, leak detection and maintenance services accounts for approximately 15 percent of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at reduced margins. In the fiscal year ended January 31, 1999 ("1998"), no customer accounted for 10 percent or more of net sales of the Company's filtration products and services.

Marketing. The customer base for the Company's filtration products and services is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

The Company has an integrated sales program for its Filtration Products Business, which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and computer-based customer information systems containing data on nearly 18,000 user locations. These systems enable the Company's sales force to access customer information classified by industry, equipment type, operational data and the Company's quotation and sales history. The systems also provide reminders to telemarketing personnel of the next scheduled customer contact date, as well as the name and position title of the customer contact. The Company believes the computer-based information systems are instrumental in increasing sales of filter-related products and accessories and maintenance services, as well as sales of filter elements.

In 1992, the Company intensified its efforts to market its filtration products internationally by hiring employees for a new department created specifically to target major users in foreign countries. Export sales from the U.S. have recently decreased as the U.S. dollar strengthened against certain currencies and totalled 9 percent of filtration product sales in the year ended January 31, 1999. In 1998, the Company purchased Nordic Air located in Nakskov, Denmark. Nordic Air manufactures pleated filter elements and markets throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry(R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

Backlog. As of January 31, 1999, the dollar amount of backlog (uncompleted firm orders) was $13,737,000. As of January 31, 1998, the amount of backlog was $9,760,000. Approximately $3,100,000 of the backlog as of January 31, 1999 is not expected to be completed in 1999.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube(R) products and other cellulose, woven, felted and paper media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes that supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery time required by customers.

The manufacturing processes for filtration products include proprietary computer-controlled systems for measuring, cutting, pleating, tubing and marking media. The Company also operates specialized knitting machines and proprietary fabric stabilization equipment to produce the Seamless Tube(R) product. Skilled sewing machine operators perform the finish assembly work on each filter bag using both standard sewing equipment and specialized machines developed by or for the Company. The manufacturing process for pleated filter elements involves the assembly of metal and sometimes plastic end components, filtration media and support hardware.

The Company maintains a quality assurance program involving statistical process control techniques for examination of raw materials, work in progress and finished goods. Certain orders for particularly critical applications receive 100 percent quality inspection.

Competition. The Filtration Products Business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes that, based on domestic sales, BHA Group, Inc.; the Menardi-Criswell division of Hosokawa Micron International, Inc.; W.L. Gore & Associates, Inc. and the Company are the leading suppliers of filter elements, parts and accessories for baghouses. The Company believes that Donaldson Company, Inc.; Farr Company; Clarcor, Inc. and the Company are the leading suppliers of filter elements for cartridge collectors. There are at least 50 smaller competitors, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products and Nordic Air is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

The Company believes price, service and quality are the most important competitive factors in its Filtration Products Business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional efforts are required by a competitor to market products to such a customer. In certain applications, the Company's proprietary Seamless Tube(R) product and customer support provide the Company with a competitive advantage. Certain competitors of the Company may have a competitive advantage because of proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and/or greater vertical integration.

Government Regulation. The Company's Filtration Products Business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those adopted by the U.S. Environmental Protection Agency ("U.S. EPA") under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). Although the Company can provide no assurances about what ultimate effect, if any, the Clean Air Act Amendments will have on the Filtration Products Business, the Company believes the Clean Air Act Amendments are likely to have a positive long-term effect on demand for its filtration products and services. The recent actions of the U.S. EPA to reduce the size of particulate regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on demand for the Company's filtration products in future years.

Piping Systems

Products and Services. The Company engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Company's piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flowlines. The Company's leak detection and location systems are sold as part of many of its piping systems, and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

The Company's industrial and secondary containment piping systems, manufactured in a wide variety of piping materials, are generally used for the handling of chemicals, hazardous liquids and petroleum products. Industrial piping systems often feature special materials, heat tracing and special fabrication. Secondary containment piping systems consist of service pipes housed within outer containment pipes, which are designed to contain any leaks from the service pipes. Each system is designed to provide economical and efficient secondary containment protection that will meet all governmental environmental regulations. In 1990, the Company developed the Double-Quik(R) thermoplastic secondary containment piping systems with leak detection and location capabilities. This system is installed by using a technique that allows simultaneous thermal welding of the service pipe and the containment pipe in a single process, with a leak detection messenger cable in place. The leak detection messenger cable is subsequently used to pull in the leak detection sensor cable. In June 1993, the Company was granted a patent on the special equipment designed to accomplish this process. In April 1998, the Company received a patent on a method of anchoring such systems made with different materials for the service pipe and the containment pipe. In March 1999, the Company obtained a license for a method of anchoring such systems made of similar materials for the service and containment pipes.

The Company's district heating and cooling piping systems are designed to transport steam, hot water and chilled water to provide efficient energy distribution to multiple locations from a central energy plant. These piping systems consist of a carrier pipe made of steel, ductile iron, copper or fiberglass; insulation made of mineral wool, calcium silicate or polyurethane foam; and an outer conduit or jacket of steel, fiberglass, reinforced polyester resin, polyethylene or high density polyurethane. The Company manufactures several types of piping systems using different materials, each designed to withstand certain levels of temperature and pressure.

The Company's oil and gas flowlines are designed to transport crude oil or natural gas from the well head, either on land or on the ocean floor, to the gathering point. These piping systems consist of a carrier pipe made of steel, usually supplied by the customer; insulation made of polyurethane; jackets made of high density polyurethane or polyethylene and sometimes a steel outer pipe, also usually supplied by the customer.

The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor, which utilizes proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a subfloor), and employs a patented digital mapping technique to plot pulse reflections to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable in a monitored cable string of up to five miles in length and is able to determine the location of the wetted cable within five feet. Once wetted cable is detected, the microprocessor utilizes the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone lines. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; Frankfurt, Germany and Hamburg, Germany and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the type of piping systems it sells that manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country. During 1998, no single customer accounted for more than 10 percent of the net sales of the Company's piping systems.

The Company's leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas and tunnels. The Company's district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals, industrial locations and college campuses. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and heat loss. The primary users of the Company's insulated flowlines are major oil companies, gas companies and other providers of mineral resources.

During 1997, Perma-Pipe developed a new process for the continuous application of polyurethane insulation and protective jackets to pipe at high speeds within controlled dimensional tolerances. PROtherm, the new product, was introduced to the district heating, district cooling and industrial markets in March 1998. The Company received its first contracts to insulate and jacket pipe assemblies for deep-sea oil gathering flowlines during the first quarter of 1998. Delivery on these contracts began in September 1998.

Marketing. The customer base for the Company's piping system products is industrially and geographically diverse. The Company employs one national sales manager and seven regional sales managers who utilize and assist a network of approximately 85 independent manufacturers' representatives, none of whom is allowed to sell products that are competitive with the Company's piping systems. The Company also sells its piping systems and leak detection and location systems in Europe, through its wholly owned subsidiaries Perma-Pipe Services, Ltd. ("PPSL") and SZE Hagenuk GmbH ("SZE Hagenuk"). In addition, the Company has other arrangements to market its patented leak detection and location systems in many other foreign countries through agents.

Patents, Trademarks and Approvals. The Company owns several patents covering the features of its piping and electronic leak detection systems, which expire commencing in 2006. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communication Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company owns numerous trademarks connected with its piping systems business. In addition to Perma-Pipe(R), the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard(R), Double-Pipe(R), Double-Quik(R), Escon-A(R), Ferro-Shield(R), FluidWatch(R), Galva-Gard(R), Hi Gard(R), Poly-Therm(R), Pal-AT(R), Ric-Wil(R), Ric-Wil Dual Gard(R), Stereo-Heat(R), Safe-T-Gard(R), Therm-O-Seal(R), Uniline(R), LiquidWatch(R), TankWatch(R) and PalCom(R). The Company also owns United Kingdom trademarks for Poly-Therm(R), Perma-Pipe(R) and Ric-Wil(R), a Canadian trademark for Ric-Wil(R) and a German trademark for Leacom(R).

Backlog. As of January 31, 1999, the dollar amount of backlog (uncompleted firm orders) was $16,942,000. As of January 31, 1998, the amount of backlog was $14,937,000. Approximately $585,000 of the backlog at January 31, 1999 is not expected to be completed in 1999.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping system products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyalls, isocyanate ("MDI"), polyester resin and fiberglass, mostly purchased in bulk quantities. Although such materials are generally readily available, there may be instances when any of these materials could be in short supply. The Company believes supplies of such materials are adequate to meet current demand.

The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in the business of manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of the leak detection and location system from standard components purchased from many sources. The Company's proprietary software is installed in the system on a read-only memory chip.

The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam application, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation and nondestructive testing protocols.

Competition. The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc., as well as numerous regional competitors. The Company's secondary containment piping systems have a wider range of competitors than those in the district heating and cooling market and include Asahi/America and GF Plastics Systems. The Company's oil and gas gathering flowlines face worldwide competition, including Bredero-Price, a subsidiary of Dresser Industries, Inc.; Shaw Industries, Inc.; the Bredero-Shaw joint venture of Bredero-Price and Shaw Industries, Inc.; and Logstor Rohr of Denmark. Products competitive with the Company's leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek Division of Raychem; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp.; and (3) probe systems manufactured by Redjacket, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in the Company's Piping Systems Business. The Company believes it has a more comprehensive line of piping system products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing a limited range of products. Some of the Company's competitors have greater financial resources than the Company.

Government Regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems is driven primarily by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of certain fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for Hydrocarbon Airborne Particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous waste system that must be secondarily contained. Although there can be no assurances as to the ultimate effect of these governmental regulations, the Company believes they may increase the demand for its piping system products.

Industrial Process Cooling Equipment

Products and Services. The Company's Thermal Care division engineers, designs and manufactures coolers for industrial purposes. The Company's cooling products include: (i) chillers (portable and central); (ii) cooling towers; (iii) plant circulating assemblies; (iv) water, hot oil, and negative pressure temperature controllers; (v) water treatment equipment and various other accessories; and
(vi) replacement parts and accessories relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The principal market for the Company's cooling products is the thermoplastics processing industry. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and reaction injection molding industries.

The Company combines chillers or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems according to customer specifications.

Chillers. Chillers are refrigeration units designed to provide cool water to a process for the purpose of removing heat from the process and transferring that heat to an area where it can be dissipated. This heat is either dissipated using air (air-cooled chillers) or water (water-cooled chillers). Water-cooled chillers use a cooling tower to transfer the heat from the chiller using water and then releasing the heat to the atmosphere with the cooling tower.

The Company believes that it manufactures the most complete line of chillers available in its primary market (thermoplastics processing). The Company's line of portable chillers are available from 1/2 horsepower to 40 horsepower and incorporate a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, and benefits at a competitive price.

Central chillers are used for plant-wide cooling and, while some models incorporate their own pump and tank, most are sold with a separate pumping system. The Company is currently the only manufacturer that offers several types of central water-cooled chillers. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water to refrigerant) are utilized in the chiller. The Company believes that the ability to offer these units provides it with a unique concept sales advantage. The Company's central chillers are available from 10 horsepower to 125 horsepower per refrigeration section.

Cooling Towers. A cooling tower is essentially a cabinet with heat transfer fill media in which water flows down across the fill while air is pulled up through the fill. Cooling takes place by evaporation. Cooling towers are located outdoors and are designed to provide water at a temperature of approximately 85 degrees F to remove heat from water-cooled chillers, air compressors, hydraulic oil heat exchangers and other processes that can effectively be cooled in this manner.

The Company markets two lines of cooling towers. The FT series towers were introduced in 1984 and at the time were the first fiberglass cooling towers to be sold in the United States. The cabinets for these towers are imported from Taiwan and are available in sizes ranging from 15 to 120 tons. (One tower ton equals 15,000 BTU's/hour of heat removal.) The FC fiberglass tower line, which is designed and engineered by the Company and which the Company believes is the highest quality tower in the market today, is available from 100 to 240 tons. Fiberglass cooling towers have achieved high popularity and are available from most suppliers.

Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that utilize alarms and other electrical options. Thus, each system is unique and customized to meet the individual customer's needs. These plant circulating systems are used as an integral part of central tower and chiller systems. This product line was expanded in 1996 with the introduction of FRP tanks.

Temperature Control Units. Most temperature control units are used by injection molders of plastic parts to remove heat from the molds for the purpose of improving part quality. More than 90 percent of the temperature control units sold in the industry are water units, while the remaining units use oil as the heat transfer medium. The Boe-Therm division manufactures a complete line of temperature control units, including oil units and negative pressure units. Thermal Care markets Boe-Therm's oil and negative pressure units in the United States. Sales of temperature control units have increased substantially since the introduction of the Company's totally redesigned unit, the RA series, in 1992.

Water Treatment Equipment and Accessories. Sold as an accessory to cooling tower systems, water treatment equipment must be used to protect the equipment that is being cooled. The Company sells units manufactured to its specifications by a supplier that provides all the equipment needed to properly treat the water. While a relatively small part of Thermal Care's business, this arrangement allows the Company to offer a complete system to its cooling products customers. In addition, the Company provides other items to complement a system, principally heat exchangers, special valves, and "radiator type" coolers. These items are purchased from a supplier and usually drop-shipped directly to the customer.

Parts. The Company strives to fill parts orders within 24 hours and sells parts at competitive margins in order to enhance new equipment sales.

Marketing. In general, the Company sells its cooling products to three different markets.

1. Domestic thermoplastics processors are the largest market served by Thermal Care, representing the core of its business. There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is over $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences economic cyclical activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that it will be able to maintain current market share, with potential to increase its market share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Seventeen agencies are responsible for covering the United States and are supported by four Thermal Care regional managers.

2. Sales of the Company's cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. This activity is currently recovering from a decline in recent years due to the devaluation of the Mexican peso and other Latin American currencies. The Company believes that Thermal Care has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors and consultants, some of which are recognized as leaders in the distribution of plastics machinery throughout Latin America. The acquisition of Boe-Therm in 1998 has resulted in increased sales in Europe and the Far East.

3. An increasing share of the Company's sales is to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment. The Company's sales in the laser industry, metallizing industry, and reaction injection molding industry have been particularly strong. The Company believes that the size of this market is more than $200 million annually. The Company expects growth in this market due to its ability to work with original equipment manufacturers that perceive the Company to be a quality supplier. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company registered the trademark "Thermal Care" with the U.S. Patent and Trademark Office in August 1986.

Backlog. As of January 31, 1999, the dollar amount of Thermal Care's backlog (uncompleted firm orders) was $3,544,000, substantially all of which is expected to be completed in 1999. As of January 31, 1998, the amount of backlog was $4,692,000.

Raw Materials and Manufacturing. Thermal Care's production and inventory storage facility utilizes approximately 83,000 square feet. The plant layout is designed to facilitate movement through multiple work centers. Thermal Care uses the
Manufacturing Accounting Production Inventory Control System ("MAPICS") to support its manufacturing operations. The status of the customer order at any given moment can be determined through the MAPICS system. Boe-Therm's manufacturing facility in Assens, Denmark is 20,000 square feet.

The Company utilizes prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. This reduces the labor to complete finished goods. The production line is self-contained, allowing the Company to assemble, wire, test, and crate the units for shipment with minimal handling.

FT towers up to 120 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. FT cooling towers are manufactured using fiberglass and hardware components purchased from a Taiwanese manufacturer, which is the Company's sole source for such products. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time.

The FC towers are rectangular in design and are engineered by the Company. Two different cabinet sizes of the FC tower account for eight different model variations. All FC cooling towers are assembled at the Company's Niles facility.

The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers' specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of the tank is coated with an immersion service epoxy and the exterior is painted in a spray booth. In 1995, the Company developed a fiberglass tank for nonferrous applications.

Portable chillers are assembled utilizing components both manufactured by the Company and supplied by outside vendors. Portable chillers are assembled using refrigeration components, a non-corrosive tank, hose, and pre-painted sheet metal. Many of the components utilized in these chillers are fabricated as subassemblies and held in inventory. Once the water and refrigeration components have been assembled, the unit is moved to the electrical department for the addition of control subassemblies and hardwiring. The chillers are then evacuated, charged with refrigerant and tested under fully-loaded conditions. The final production step is to clean, insulate, label, and crate the chiller for shipment.

Central chillers are manufactured to customer specifications. Many of the components are purchased to the job requirements and production is planned so that subassemblies are completed to coincide with the work center movements. After mechanical and electrical assembly, the chiller is evacuated, charged with refrigerant and tested at full and partial load conditions. The equipment is then insulated and prepared for painting. The final production step is to complete the quality control inspection and prepare the unit for shipment.

Competition. The Company believes that there are at least 15 competitors selling cooling equipment in the domestic plastics market. Three manufacturers, including the Company, collectively share approximately 75 percent of the plastics market. Many potential foreign customers with relatively small cooling needs are able to purchase small refrigeration units (portable chillers) that suit their needs and are manufactured in their respective local markets at prices below that which the Company can offer competing products. However, such local manufacturers often lack the technology and products needed for plant-wide cooling. The Company believes that its reputation for producing quality plant-wide cooling products results in a significant portion of the business in this area.

The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in Thermal Care's business. The Company believes that it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of Thermal Care have cost advantages as a result of manufacturing in non-union shops and offering a limited range of products. Some of Thermal Care's competitors have greater financial resources than the Company.

Government Regulation. The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the competitive position of Thermal Care. Management is not aware of the need for any material capital expenditures for environmental control facilities during the remainder of the current fiscal year or for the foreseeable future. Regulations recently promulgated under the Federal Clean Air Act prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Clean Air Act and related laws on the Company.

Employees

As of March 31, 1999, the Company had 784 full-time employees, 112 of whom were engaged in sales and marketing, 108 of whom were engaged in management and administration, and the remainder were engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2000. Most of the production employees of the Company's Industrial Process Cooling Equipment Business are represented by two unions, the Pipefitters Union and the International Brotherhood of Electrical Workers Union, pursuant to collective bargaining agreements, both of which expire on June 1, 1999. The Company anticipates that this contract will be renegotiated without significant difficulty and that the resulting wage and benefit increases will be consistent with competitive industry and community standards. The collective bargaining agreement of the Piping Systems Business with the Pipefitters Union-metal trade division expires in March 2001.

Year 2000 Issues

The Company has organized a program to evaluate and identify any material Year 2000 issues. Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of the Company as of March 31, 1999:

                                                        Executive Officer of the
                                                             Company or its
                     Age     Position                       Predecessors Since
                     ---     --------                   ------------------------
David Unger           64     Chairman of the Board                1972
                               of Directors, President
                               and Chief Executive
                               Officer
Henry M. Mautner      72     Vice Chairman of the Board           1972
                               of Directors
Gene K. Ogilvie       59     Vice President and Director          1969
Fati A. Elgendy       50     Vice President and Director          1990
Bradley E. Mautner    43     Vice President and Director          1994
Don Gruenberg         56     Vice President and Director          1980
Michael D. Bennett    54     Vice President, Chief                1989
                               Financial Officer,
                               Secretary and Treasurer
Thomas A. Benson      46     Vice President                       1985
Billy E. Ervin        53     Vice President                       1986
Joseph P. Findley     59     Vice President                       1991
J. Tyler Headley      48     Vice President                       1973
Robert A. Maffei      50     Vice President                       1987
Herbert J. Sturm      48     Vice President                       1977

All of the officers serve at the discretion of the Board of Directors.

David Unger has been employed by the Company and its predecessors in various executive and administrative capacities since 1958, served as President of Midwesco, Inc. from 1972 through January 1994 and was Vice President from February 1994 through December 1996. He was a director of Midwesco, Inc. from 1972 through December 1996, and served that company in various executive and administrative capacities from 1958 until the consummation of the merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"). He is a director of the company formed to succeed to the non-Thermal Care business of Midwesco, Inc.

Henry M. Mautner has been employed by the Company and its predecessors in various executive capacities since 1972, served as chairman of Midwesco, Inc., from 1972 through December 1996, and served that company in various executive and administrative capacities from 1949 until the consummation of the Midwesco Merger. Since the consummation of the Midwesco Merger, he has served as the chairman of the company formed to succeed to the non-Thermal Care businesses of Midwesco, Inc. Mr. Mautner is the father of Bradley E. Mautner.

Gene K. Ogilvie has been employed by the Company and its predecessors in various executive capacities since 1969. He has been general manager of Midwesco Filter or its predecessor since 1980 and President and Chief Operating Officer of Midwesco Filter since 1989. From 1982 until the consummation of the Midwesco Merger, he served as Vice President of Midwesco, Inc.

Fati A. Elgendy, who was associated with Midwesco since 1978, was Vice President, Director of Sales of the Perma-Pipe Division of Midwesco from 1990 to 1991. In 1991 he became Executive Vice President of the Perma-Pipe Division, a position he continued to hold after the acquisition by the Company to form Perma-Pipe. In March 1995, Mr. Elgendy became President and Chief Operating Officer of Perma-Pipe.

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

Michael D. Bennett has served as the Chief Financial Officer and Vice President of MFRI and its predecessors since August 1989.

Thomas Benson has served as Vice President Sales and Marketing of Thermal Care since May 1988.

Billy E. Ervin has been Vice President, Director of Production of Perma-Pipe since 1986.

Joseph P. Findley was Vice President, Manufacturing, of Midwesco Filter from October 1991 to March 1999, having served as Manager, Quality Control and Assurance since January 1989. Since March 1999, he has been Vice President, Manufacturing Engineering of Midwesco Filter. From 1971 to 1988, he served in various executive capacities for the Menardi-Criswell division of Hosokawa Micron International, Inc. and a predecessor of that division.

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

Item 2.  PROPERTIES

The production facilities for the Company's Filtration Products Business are located in Company-owned buildings totalling 164,500 square feet situated on approximately 15 acres owned by the Company in a modern industrial park in Winchester, Virginia, a 130,700 square foot building in an industrial neighborhood in Cicero, Illinois, and a 19,000 square foot leased facility in an industrial area with adjoining tenants in Nakskov, Denmark.

The production facilities for the Company's piping system products are located in Lebanon, Tennessee and New Iberia, Louisiana. The Lebanon facility is located on approximately 24 acres of land in a modern industrial park and is housed in five buildings totalling 130,000 square feet which contain manufacturing, warehouse and office facilities, as well as a quality assurance laboratory. The Company owns the buildings and the land for the Tennessee facility. The New Iberia production facility is located on leased property at the Port of New Iberia, Louisiana and is comprised of two buildings totalling 12,000 square feet, which contain automated manufacturing and warehouse facilities. The Company leases the manufacturing facilities, the land and the building.

The Company's principal executive offices and the production facilities for the Company's Industrial Process Cooling Equipment Business are located in a 126,000 square foot building in Niles, Illinois, which is leased by the Company from two significant management stockholders. The Industrial Process Cooling Equipment Business uses approximately 72,000 square feet of this facility for production and offices and leases an additional 11,000 square foot warehouse facility in Niles, Illinois. The Industrial Process Cooling Equipment Business has a 20,000 square foot manufacturing and office facility in Assens, Denmark, which was purchased as part of the Boe-Therm acquisition in June 1998.

The Company believes its properties and equipment are well maintained, in good operating condition and that productive capacities will generally be adequate for present and currently anticipated needs.

Compliance with environmental regulations by the Company in its manufacturing operations has not had, and is not anticipated to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

Item 3.  LEGAL PROCEEDINGS

None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sales prices as reported by the Nasdaq National Market for 1997 and for 1998.

                                  1997                     High        Low
                                  ----                    ------      -----

First Quarter.....................................        $ 8.63      $6.75
Second Quarter....................................         10.50       6.63
Third Quarter.....................................         10.50       8.94
Fourth Quarter....................................         10.50       7.75


                                  1998                     High        Low
                                  ----                    ------      -----
First Quarter.....................................        $ 8.75      $7.25
Second Quarter....................................          8.88       7.50
Third Quarter.....................................          7.94       4.50
Fourth Quarter....................................          6.13       4.75

As of January 31, 1999, there were approximately 150 stockholders of record, and approximately 1,350 beneficial stockholders, of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 1998, 1997, 1996, 1995 and 1994 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                  1998      1997      1996     1995     1994

                                        Fiscal Year ended January 31,
                                ---------------------------------------------
(In thousands, except per         1999      1998     1997     1996     1995
share information)              --------  --------  -------  -------  -------

Statements of Operations Data:
  Net sales                     $121,960  $111,240  $93,573  $85,838  $75,495
  Income from operations           3,831     6,224    6,396    4,738    2,384
  Net income                         336     2,758    3,230    2,373    1,203
  Net income per share - basic      0.07      0.55     0.71     0.52     0.27
  Net income per share - diluted    0.07      0.54     0.70     0.52     0.27

                                               As of January 31,
                               ---------------------------------------------
                                  1999      1998     1997     1996     1995
(In thousands)                 --------  --------  -------  -------  -------
Balance Sheet Data:
 Total assets                  $ 97,986  $ 93,395  $75,328  $58,985  $47,917
 Long-term debt, less current
   portion                       33,924    33,073   22,627   14,050    6,650
Capitalized leases, less
   current portion                2,368     2,202    1,294      217      252

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


                                                  Fiscal Year Ended January 31,
                                                     1997     1996     1995
(In thousands)                                     -------  -------  -------
Thermal Care Statements of Operations Data:
  Net sales                                        $20,036  $19,775  $18,528
  Income from continuing operations                    661    1,319    1,623
  Net income                                         1,161      894      936

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

The Company's fiscal year ends on January 31. Years described as 1998, 1997 and 1996 are the fiscal years ended January 31, 1999, 1998 and 1997, respectively. Balances described as balances as of 1998, 1997 and 1996 are balances as of January 31, 1999, 1998 and 1997, respectively.


RESULTS OF OPERATIONS
---------------------

MFRI, Inc.

                              [GRAPH APPEARS HERE]
Net Sales                    Gross Profit                   Net Income
---------                    ------------                   ----------
(in millions)                (in millions)                  (in millions)

1998  121.960                1998  29.666                   1998  0.336
1997  111.240                1997  27.935                   1997  2.758
1996   93.573                1996  21.805                   1996  3.230

1998 Compared to 1997

Net sales increased 9.6 percent in 1998 to $121,960,000 from $111,240,000 in 1997. Gross profit for 1998 was $29,666,000, an increase of 6.2 percent from the $27,935,000 reported in 1997. Net sales and gross profit increased in 1998, primarily due to inclusion of the operations of acquired businesses since their respective dates of acquisition: TDC Filter Manufacturing, Inc. ("TDC") in December 1997, Boe-Therm A/S ("Boe-Therm") in June 1998 and Nordic Air Filtration A/S ("Nordic Air") in November 1998. The accounts of these businesses were not included in the accounts of the Company prior to their acquisition dates. Excluding the effects of acquisitions, sales were 1.7 percent lower compared to the prior year. The gross profit margin as a percent of net sales declined from 25.1 percent in 1997 to 24.3 percent in 1998. This decrease was primarily related to volume, as a larger revenue base was anticipated in planning manufacturing resource requirements.

Net income decreased 87.8 percent from $2,758,000 or $0.55 per common share (basic) in 1997 to $336,000 or $0.07 per common share (basic) in 1998. The main reasons for the decrease in net income were increased selling, general and administrative expenses, higher interest expense as a result of increased borrowings to fund acquisitions, and a higher effective tax rate in the current year. The Company's operating results are discussed in more detail below.

1997 Compared to 1996

Net sales increased 18.9 percent in 1997 to $111,240,000 from $93,573,000 in 1996. Gross profit for 1997 was $27,935,000 or 25.1 percent of net sales, an increase of 28.1 percent from the $21,805,000 or 23.3 percent of net sales reported in 1996. Net sales and gross profit increased in 1997 primarily due to the inclusion of a full year of operations of the Company's Industrial Process Cooling Equipment Business, which was acquired in the December 1996 merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"). The accounts of this business were not included in the accounts of the Company prior to its acquisition. This increase was partially offset by a decline in sales of the Piping Systems Business, as a major secondary containment sale essentially completed in 1996 was not replaced in 1997.

Net income decreased 14.6 percent from $3,230,000 or $0.71 per common share (basic) in 1996 to $2,758,000 or $0.55 per common share (basic) in 1997. The increase in 1997 net income attributable to the acquisition of the Industrial Process Cooling Equipment Business in the Midwesco Merger was more than offset by warranty costs related to the piping systems business and costs incurred to defend two patent infringement lawsuits.

Filtration Products Business

The Company's Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 1998, the average order amount was approximately $4,538. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 1998, 1997 and 1996, no customer accounted for 10 percent or more of the net sales of the Company's filtration products and services.

The Company's Filtration Products Business, to a large extent, is dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of its filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurances as to what ultimate effect, if any, the Clean Air Act Amendments will have on the Company's Filtration Products Business, the Company believes that the Clean Air Act Amendments are likely to have a long-term positive effect on demand for the Company's filtration products and services.

------------------------------------------------------------------------------
Filtration Products Business
(In thousands)
                                                                 % Increase
                                                                 (Decrease)
                                   1998     1997     1996       1998    1997
                                  -------  -------  -------    ------  -------
Net sales                         $49,155  $40,145  $37,563     22.4%    6.9%

Gross profit                       11,265   10,243    9,862     10.0%    3.9%
   As a percentage of net sales     22.9%    25.5%    26.3%

Income from operations              3,341    4,140    4,615   (19.3%)  (10.3%)
    As a percentage of net sales     6.8%    10.3%    12.3%

------------------------------------------------------------------------------

1998 Compared to 1997

Net sales increased 22.4% to $49,155,000 in 1998 from  $40,145,000 in 1997. This increase is the result of higher sales of filter elements for cartridge collectors, primarily due to the acquisition of TDC in December 1997 and Nordic Air in November 1998. Acquisitions contributed sales of $9,971,000 and 1,796,000 in 1998 and 1997, respectively.

Gross profit as a percent of net sales was 22.9% in 1998 compared to 25.5% in 1997. This decrease is primarily the result of competitive pricing pressures in the marketplace, unusually high medical insurance claims and manufacturing inefficiencies due to unfavorable product mix.

Selling expense in 1998 increased to $4,886,000 or 9.9 percent of net sales from $3,726,000 or 9.3 percent of net sales in 1997. This increase is attributable to additional sales resources, mainly as a result of the TDC and Nordic Air acquisitions.

General and administrative expense increased in 1998 to $3,038,000 or 6.2 percent of net sales from $2,377,000 or 5.9 percent of net sales in 1997. This change resulted from additional administrative resources and expenses, primarily as a result of the TDC and Nordic Air acquisitions, partially offset by lower management incentive earnings.

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

Selling expense increased from $3,265,000 or 8.7 percent of net sales in 1996 to $3,726,000 or 9.3 percent of net sales in 1997, largely due to additional sales resources.

General and administrative expenses increased from $1,982,000 in 1996 to $2,377,000 in 1997 and from 5.3 percent to 5.9 percent of net sales. The cost of additional administrative resources and expenses, primarily legal expenses related to a patent infringement dispute in 1997, were partially offset by reduced research and development expenses.

Piping Systems Business

Generally, the Company's leak detection and location systems have higher profit margins than its district heating and cooling piping systems and secondary containment piping systems. The Company has benefitted from continuing efforts to have its leak detection and location systems included as part of the customers' original specifications for an increasing number of construction projects.

Although demand for the Company's secondary containment piping systems is generally affected by the customer's need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 1998, 1997 and 1996, no customer accounted for 10 percent or more of net sales of the Company's piping systems.

The Company's Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 1998 was approximately $23,776. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country.

------------------------------------------------------------------------------
Piping Systems Business
(In thousands)
                                                                 % Increase
                                                                 (Decrease)
                                   1998     1997     1996       1998    1997
                                  -------  -------  -------    ------- ------
Net sales                         $45,849  $46,232  $54,194     (0.8%) (14.7%)

Gross profit                        9,861    9,723   11,373      1.4%  (14.5%)
   As a percentage of net sales     21.5%    21.0%    21.0%

Income from operations              1,444    2,347    4,033    (38.5%) (41.8%)
   As a percentage of net sales      3.1%     5.1%     7.4%

------------------------------------------------------------------------------

1998 Compared to 1997

Net sales decreased 0.8 percent from $46,232,000 in 1997 to $45,849,000 in 1998, primarily due to lower sales of a foreign subsidiary.

Gross profit as a percent of sales increased from 21.0 percent in 1997 to 21.5 percent in 1998, mainly resulting from a favorable product mix of sales and manufacturing efficiencies in the domestic operations.

Selling expense increased from $2,498,000 or 5.4 percent of net sales to $2,658,000 or 5.8 percent of net sales, largely due to increased staffing for international and oil and gas sales.

General and administrative expense increased from $4,878,000 or 10.6 percent of net sales to $5,759,000 or 12.6 percent of net sales, primarily due to legal and settlement costs related to a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt.

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

Industrial Process Cooling Equipment Business

The Company's Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 1998, the average order amount was approximately $8,500. Generally, sales to original equipment manufacturers have lower profit margins than sales to the domestic and international thermoplastics industries and other markets. Large orders are generally highly competitive and result in lower profit margins. In 1998, 1997 and 1996, no customer accounted for 10 percent or more of the Company's net sales of cooling equipment. Although the accounts of the industrial process cooling equipment business were not included in the accounts of the Company prior to December 30, 1996, the pro forma information for 1996 is presented to help the reader better understand this business.


------------------------------------------------------------------------------
Industrial Process Cooling Equipment Business
(In thousands)
                                                                 % Increase
                                                   Pro Forma     (Decrease)
                                   1998     1997     1996       1998     1997
                                  -------  -------  -------    ------   ------
Net sales                         $26,956  $24,863  $20,036      8.4%    24.1%

Gross profit                        8,540    7,969    5,875      7.2%    35.6%
    As a percentage of net sales    31.7%    32.1%    29.3%

Income from operations              2,378    2,836      661    (16.1%)  329.0%
    As a percentage of net sales     8.8%    11.4%     3.3%

-----------------------------------------------------------------------------

1998 Compared to 1997

Net sales increased 8.4 percent to $26,956,000 in 1998 from $24,863,000 in 1997, mainly due to inclusion of the operating results of Boe-Therm since its acquisition in June 1998. Boe-Therm's sales were $2,639,000 in 1998.

Gross profit as a percentage of net sales declined slightly from 32.1 percent in 1997 to 31.7 percent in 1998, primarily due to production inefficiencies at the Boe-Therm plant.

Selling expenses increased from $3,055,000 or 12.3 percent of net sales in 1997 to 3,582,000 or 13.3 percent of net sales in 1998. This increase was primarily due to higher commission expense related to sales mix, the inclusion of Boe-Therm's sales expense since the date of acquisition and an increase in advertising expense in the current year.

General and administrative expenses increased from $2,078,000 or 8.4 percent of net sales to $2,580,000 or 9.6 percent of net sales. The increase is primarily due to the inclusion of Boe-Therm's administrative expenses since the date of acquisition, increased management information systems expenses and increased engineering costs compared to the prior year.

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

General and administrative expenses decreased from $2,514,000 to $2,078,000 and from 12.5 percent of net sales to 8.4 percent of net sales. Pro forma general and administrative expenses for 1996 include a provision of $400,000 for the estimated ultimate cost of three lawsuits which had been considered in negotiating the acquisition price of the Midwesco Merger. Also included in the pro forma general and administrative expenses for 1996 was $634,000 of corporate administrative expenses attributed to support of this business. Without such pro forma adjustments of $1,034,000, 1996 general and administrative expenses totalled $1,480,000. The increase from $1,480,000 to $2,078,000 consisted primarily of other corporate expenses which were not directly charged to this business prior to 1997.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

1998 Compared to 1997

General and administrative expenses not allocated to business segments increased
7.5 percent from  $3,099,000  in 1997 to  $3,332,000  in 1998,  primarily due to higher occupancy and employee-related expenses, partially offset by lower profit-based incentive compensation.

Interest expense was $2,577,000 in 1998, compared to $1,640,000 in 1997. Higher borrowings in the current year as a result of the acquisition of TDC in December 1997, the acquisition of Boe-Therm in June 1998 and the acquisition of Nordic Air in November 1998 were the primary reasons for the increase. (See also Liquidity and Capital Resources.)

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

Interest expense was $1,640,000 in 1997, compared to $992,000 in 1996, mainly because of higher borrowings to finance working capital, fixed asset additions, and the acquisition of TDC, as well as the inclusion of the debt acquired in the Midwesco merger for the full year in 1997.

Income Taxes

The effective income tax rates were 73.2 percent, 39.8 percent and 40.2 percent for 1998, 1997 and 1996, respectively. Permanent differences had a greater impact on the effective tax rate in 1998, as pre-tax income was substantially lower than 1997 and 1996. In addition, tax audit issues of $109,000 and adjustments to estimated income tax accruals of $62,000 adversely affected the 1998 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents as of January 31, 1999 were $579,000 as compared to $976,000 at January 31, 1998. Net cash inflows of $3,149,000 generated from operating activities; $1,886,000 received from the restricted cash of the Industrial Revenue Bonds; $1,699,000 proceeds from sale of property, plant and equipment; $56,296,000 received from borrowings and $59,000 proceeds from stock options exercised were used to fund purchases of property, plant and equipment of $6,037,000; acquisitions of businesses of $3,132,000; repayment of capitalized lease obligations of $408,000 and repayment of bank debt of $53,902,000.

Net cash provided by operating activities was $3,149,000 in 1998, mainly due to decreases in accounts receivable and increases in current liabilities, partially offset by lower earnings, increased inventory and increased prepaid expenses and other assets. In 1997, net cash used by operating activities was $275,000, primarily as a result of increases in accounts receivable, inventories and prepaid expenses and decreased accounts payable, partially offset by increases in other accrued liabilities.

Net cash used in investing activities in 1998 was $5,584,000 versus $10,727,000 for 1997. Capital expenditures increased from $4,385,000 in the prior year to $6,037,000 in the current year. This increase is primarily due to costs incurred to construct equipment for the manufacturing facility at New Iberia, Louisiana. Proceeds from sale of property, plant and equipment in the current year was $1,699,000, mainly resulting from the sale of the equipment in New Iberia, Louisiana to a third party in November 1998. The Company leased back the equipment from the third party purchaser. The Company used $3,132,000 to acquire businesses in 1998 compared to $7,293,000 in the prior year. Cash received from the restricted cash of the Industrial Revenue Bonds in the current year was $1,886,000 compared to $951,000 in the prior year.

Net cash obtained from financing activities in 1998 was $2,045,000 compared to $8,613,000 in 1997. In 1998, net cash obtained from borrowings under revolving, term and mortgage loans was $56,296,000, proceeds from stock options exercised were $59,000, net repayment of capitalized lease obligations was $408,000 and repayment of bank debt was $53,902,000. In 1997, net cash obtained from borrowings under revolving, term and mortgage loans was $25,427,000, proceeds from stock options exercised were $115,000, net repayment of capitalized lease obligations was $509,000 and repayment of bank debt was $16,420,000. In addition, the Company received 66,890 shares of common stock in 1998, which had been held in the special escrow established as part of the Midwesco Merger to indemnify MFRI, Inc. for legal and settlement costs related to three lawsuits acquired in the Midwesco Merger in the event that such costs exceeded the $400,000 reserve established at the time of the merger.

The Company's current ratio was 2.3 to 1 at January 31, 1999 and 2.6 to 1 at January 31, 1998. Debt to total capitalization increased to 51.5 percent at January 31, 1999 from 49.9 percent at January 31, 1998.

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 require level principal payments beginning January 31, 2001 and continuing annually thereafter, resulting in a seven-year average life. The note agreement contains certain financial covenants. At January 31, 1999, the Company was not in compliance with one of these covenants. The Company has obtained a waiver and amendment for such non-compliance.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 require level principal payments beginning September 17, 2002 and continuing annually thereafter, resulting in a seven-year average life. The note purchase agreement contains certain financial covenants. At January 31, 1999, the Company was not in compliance with one of these covenants. The Company has obtained a waiver and amendment for such non-compliance.

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At January 31, 1999, the prime rate was 7.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 2.50 percent. The Company had borrowed $300,000 under the revolving line of credit at January 31, 1999. Additionally, $658,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility and equipment located in Cicero, Illinois. The credit agreement contains certain financial covenants. As of January 31, 1999, the Company was not in compliance with four such financial covenants. The Company has obtained a waiver and amendment for such non-compliance.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and remarketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. Each bond indenture established a trusteed project fund for deposit of the bond proceeds, the balance of which was invested as authorized by the indenture and limited by applicable law. As of October 31, 1998, $1,042,000 of the invested funds had not been disbursed and will be used to redeem a portion of the principal of the bonds outstanding. As provided by the indenture, the Company has directed the trustee to apply such funds to the redemption of Bonds at the earliest possible date, and has reduced the principal portion of the bonds by the amount of unspent funds at January 31, 1999.

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the industrial revenue bonds described above.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility and equipment in Cicero, Illinois acquired in the TDC acquisition. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities or accounts receivable factoring arrangements at rates competitive in the countries in which the Company operates. At January 31, 1999, borrowings under these credit arrangements totaled $674,000; an additional $283,000 remained unused. The Company also had outstanding letters of credit in the amount of $273,000 to guarantee performance to third parties of various trade activities and contracts.

YEAR 2000
---------

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems may not correctly recognize the year 2000, which could cause computer applications to fail or to create erroneous results. The Company recognizes this as a potential risk and has implemented a plan to address the Year 2000 issue.

The Company's State of Readiness

The Company has instituted an internally managed Year 2000 Plan to identify, test and correct potential Year 2000 problems, including non-information technology systems and impacts from outside parties including suppliers, customers, and service providers. The Company's efforts have included obtaining vendor certifications, direct inquiry with outside parties, and the performance of internal testing on software products and controls. Although the Company can provide no assurances that all Year 2000 problems will be identified, the Company expects to be Year 2000 compliant as of December 31, 1999.

Costs to Address the Company's Year 2000 Issues

The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of outside contractors to provide assistance with programming. The total Year 2000 costs have not been and are not expected to be material to the Company's financial position or results of operations. As of March 31, 1999, total costs of outside services to reach Year 2000 compliance were estimated to be $100,000.

The Risks of the Company's Year 2000 Issues

The Company's primary risk with respect to the Year 2000 issue is the inability of external parties to provide goods and services in a timely, accurate manner, resulting in production delays and added costs while pursuing alternative sources. While there can be no guarantee that the systems of other parties on which the Company's operations rely will be Year 2000 compliant, the Company believes that the performance of the Year 2000 Plan and the contingency plans will ensure that this risk will not have a material adverse impact to the Company.

The Company's Contingency Plans

The Company has completed contingency plans that address recovery of its critical information systems. Ongoing updates to these plans will continue throughout 1999, and will consider the Company's ability to perform certain processes manually, repair or obtain replacement systems, change suppliers and/or service providers, and work around affected operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates.

Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and limited use of foreign currency denominated debt. The Company occasionally utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 1999, 1998 and 1997. The implementation of the Euro currency on January 1, 1999 is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

Interest rate risk exposure is principally limited to the $36,292,000 of long-term debt outstanding at January 31, 1999. Essentially all of these borrowings are fixed-rate debt and, therefore, the impact on the Company's cash flows and results of operations from changes in interest rates would not be material.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of January 31, 1999 and January 31, 1998 and for each of the three years in the period ended January 31, 1999 and the notes thereto are set forth elsewhere herein.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 1999 annual meeting of stockholders.

         Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.          EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 1999 annual meeting of stockholders.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 1999 annual meeting of stockholders.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 1999 annual meeting of stockholders.

                                                       PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

       a.         (1)      Consolidated Financial Statements
                           Refer to Part II, Item 8 of this report.

                  (2)      Financial Statement Schedule
                           a.  Schedule II - Valuation and Qualifying Accounts

                  (3) The exhibits, as listed in the Exhibit Index set forth on page 50, are submitted as a separate section of this report.

       b. MFRI filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended January 31, 1999.

       c. See Item 14(a)(3) above.

       d. The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Chicago, Illinois
April 30, 1999

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share information)


                                                  1998        1997      1996

                                                 Fiscal Year Ended January 31,
                                                  1999        1998      1997
------------------------------------------------------------------------------
Net sales                                       $121,960    $111,240   $93,573

Cost of sales                                     92,294      83,305    71,768
                                                --------    --------   -------

Gross profit                                      29,666      27,935    21,805

Operating expenses:
    Selling expense                               11,126       9,279     6,104
    General and administrative expense            14,805      12,801     8,740
    Management services agreement - net              (96)       (369)      565
                                                ---------   ---------  -------
         Total operating expenses                 25,835      21,711    15,409
                                                ---------   ---------  -------

Income from operations                             3,831       6,224     6,396

Interest expense - net                             2,577       1,640       992
                                                --------    --------   -------

Income before income taxes                         1,254       4,584     5,404

Income taxes                                         918       1,826     2,174
                                                --------    --------   -------

Net income                                      $    336    $  2,758   $ 3,230
                                                ========    ========   =======

Net income per common share - basic               $0.07       $0.55     $0.71

Net income per common share - diluted             $0.07       $0.54     $0.70

Weighted average common shares outstanding        4,967       4,971     4,575

Weighted average common shares outstanding
    assuming full dilution                        5,040       5,115     4,628












See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)


                                                            As of January 31,
ASSETS                                                       1999       1998
-----------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents                               $   579   $   976
    Trade accounts receivable, less allowance for doubtful
        accounts of $229 in 1998 and $209 in 1997            20,892    21,865
    Accounts receivable - related companies                   1,134       342
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                              2,533     3,489
    Income taxes receivable                                     864     1,096
    Inventories                                              22,227    19,595
    Deferred income taxes                                     2,812     2,176
    Prepaid expenses and other current assets                 1,128     1,452
                                                            -------   -------
            Total current assets                             52,169    50,991
                                                            -------   -------

Restricted Cash from Bond Proceeds                              -       2,929

Property, Plant and Equipment, Net                           26,849    23,030

Other Assets:
    Patents, net of accumulated amortization                  1,348     1,033
    Goodwill, net of accumulated amortization                14,200    12,399
    Other assets                                              3,420     3,013
                                                            -------   -------
            Total other assets                               18,968    16,445
                                                            -------   -------

Total Assets                                                $97,986   $93,395
                                                            =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
Current Liabilities:
    Trade accounts payable                                    9,497     9,062
    Accounts payable - related companies                         45        30
    Accrued compensation and payroll taxes                    2,349     1,572
    Other accrued liabilities                                 3,754     2,166
    Commissions payable                                       4,855     5,821
    Current maturities of long-term debt                      1,664       573
    Billings in excess of costs and estimated earnings
        on uncompleted contracts                                529       461
                                                            -------   -------
            Total current liabilities                        22,693    19,685
                                                            -------   -------

Long-Term Liabilities:
    Long-term debt, less current maturities                  36,292    35,275
    Deferred income taxes                                     2,257     1,683
    Other                                                       976       711
                                                            -------   -------
            Total long-term liabilities                      39,525    37,669
                                                            -------   -------

Stockholders' Equity:
    Common stock, $0.01 par value, authorized 15,000
        shares; 4,922 and 4,981 issued and
        outstanding in 1998 and 1997, respectively               49        50
    Additional paid-in capital                               21,397    21,864
    Retained earnings                                        14,572    14,236
    Accumulated other comprehensive loss                       (250)     (109)
                                                            --------  --------
            Total stockholders' equity                       35,768    36,041
                                                            -------   -------

Total Liabilities and Stockholders' Equity                  $97,986   $93,395
                                                            =======   =======




See notes to consolidated financial statements.

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)


                                                                              Accumulated
                                        Common Stock   Additional                Other
                                        ------------    Paid-in    Retained  Comprehensive  Comprehensive
                                        Shares Amount   Capital    Earnings      Loss           Income
---------------------------------------------------------------------------------------------------------

Balance, January 31, 1996               4,524  $ 45    $ 17,967    $ 8,248      $ (37)

Net income                                                           3,230                      $3,230
Shares issued in connection with
    the acquisition of Eurotech            31               214
Shares issued in connection with
    the Midwesco Merger                 2,124    22      16,718
Shares held by Midwesco retired
    at time of the Midwesco Merger     (1,718)  (17)    (13,518)
Stock options exercised                     1                 3
Unrealized translation adjustment                                                 (21)             (21)
                                        -----  -----   ---------   -------      ------          -------
Balance, January 31, 1997               4,962    50      21,384     11,478        (58)          $3,209
                                                                                                =======

Net income                                                           2,758                      $2,758
Stock options issued in connection
    with the acquisition of
    TDC Filter Manufacturing, Inc.                          369
Stock options exercised                    19               115
Unrealized translation adjustment                                                 (51)             (51)
Other                                                        (4)
                                        -----  -----   ---------   -------      ------          -------
Balance January 31, 1998                4,981    50      21,864     14,236       (109)          $2,707
                                                                                                =======

Net income                                                             336                      $  336
Shares returned from escrow due
    to final settlement of lawsuits
    acquired in the Midwesco Merger       (67)   (1)       (526)
Stock options exercised                     8                59
Minimum pension liability adjustment
    (net of tax benefit of $79)                                                  (128)            (128)
Unrealized translation adjustment                                                 (13)             (13)
                                        -----  -----   ---------   -------      ------          -------
Balance January 31, 1999                4,922  $ 49     $21,397    $14,572      $(250)          $  195
                                        =====  =====   =========   =======      ======          =======















See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                       1998       1997        1996

                                                      Fiscal Year Ended January 31,
                                                       1999       1998        1997
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                         $   336    $  2,758    $  3,230
  Adjustments to reconcile net income to
    net cash flows from operating activities:
      Provision for depreciation and amortization      3,529       2,715       1,810
      Deferred income taxes                             (254)        276        (189)
      Change in operating assets and liabilities,
        net of effects of purchased businesses:
          Accounts receivable                            733      (2,039)       (463)
          Income taxes receivable                         39        (868)        177
          Inventories                                 (1,785)     (1,356)         64
          Prepaid expenses and other assets             (556)     (2,394)        512
          Accounts payable                                35        (778)     (1,417)
          Compensation and payroll taxes                 650        (102)        461
          Other accrued liabilities                      422       1,513         537
                                                     --------   ---------   ---------
Net Cash Flows from Operating Activities               3,149        (275)      4,722
                                                     --------   ---------   ---------

Cash Flows from Investing Activities:
  Change in restricted cash from Industrial
    Revenue Bonds                                      1,886         951       1,166
  Acquisitions of businesses, net of cash acquired    (3,132)     (7,293)       (211)
  Proceeds from sale of property and equipment         1,699         -           -
  Purchases of property and equipment                 (6,037)     (4,385)     (2,726)
                                                     --------   ---------   ---------
Net Cash Flows from Investing Activities              (5,584)    (10,727)     (1,771)
                                                     --------   ---------   ---------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations         (408)       (509)       (295)
  Borrowings under revolving, term and
    mortgage loans                                    56,296      25,427      38,242
  Repayment of bank debt                             (53,902)    (16,420)    (37,913)
  Stock options exercised                                 59         115           3
                                                     --------   ---------   ---------
Net Cash Flows from Financing Activities               2,045       8,613          37
                                                     --------   ---------   ---------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                        (7)        (51)        (21)
                                                     --------   ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents    (397)     (2,440)      2,967
Cash and Cash Equivalents - Beginning of Year            976       3,416         449
                                                     --------   ---------   ---------
Cash and Cash Equivalents - End of Year              $   579    $    976    $  3,416
                                                     ========   =========   =========








See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

Note 1 - Basis of Presentation

MFRI, Inc. ("MFRI") was incorporated on October 12, 1993. MFRI became successor by merger to Midwesco Filter Resources, Inc. ("Midwesco Filter") on January 28, 1994, when all the assets of the Perma-Pipe division of Midwesco, Inc. ("Perma-Pipe") were acquired, subject to specified liabilities, in exchange for cash and common stock of MFRI.

Through the merger of Midwesco, Inc. ("Midwesco") into MFRI on December 30, 1996 (the "Midwesco Merger"), MFRI acquired all the assets of Midwesco's Thermal Care business ("Thermal Care"), subject to specified liabilities, which included the following: all liabilities associated with three lawsuits arising from warranty obligations of Perma-Pipe; Midwesco's rights under leases, primarily its lease of the building in Niles, Illinois that serves as the principal offices of both MFRI and Midwesco and as the manufacturing facility of Thermal Care; the deferred tax assets of Midwesco and 1,718,000 shares of the common stock of MFRI owned by Midwesco. Prior to the Midwesco Merger, Midwesco was primarily owned by certain management stockholders of MFRI and their families.

Fiscal Year: The Company's fiscal year ends on January 31. Years described as 1998, 1997 and 1996 are the fiscal years ended January 31, 1999, 1998 and 1997, respectively. Balances described as balances as of 1998, 1997 and 1996 are balances as of January 31, 1999, 1998 and 1997, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of MFRI; its principal wholly owned subsidiaries, Midwesco Filter and Perma-Pipe; and the majority-owned and controlled domestic and foreign subsidiaries of MFRI, Midwesco Filter and Perma-Pipe (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates.

Nature of Business: Midwesco Filter is engaged principally in the manufacture and sale of filter elements for use in industrial air filtration systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. Perma-Pipe is engaged in engineering, designing and manufacturing specialty piping systems and leak detection and location systems. Thermal Care is engaged in engineering, designing and manufacturing industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, temperature controllers, and water treatment equipment. The Company's products are sold both within the United States and internationally.

Note 2 - Significant Accounting Policies

Revenue Recognition: Perma-Pipe and one of its subsidiaries, Perma-Pipe Services, Ltd. ("PPSL"), recognize revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

The Company and all other subsidiaries of the Company recognize revenues at the date of shipment.

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

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories. Inventories consist of the following:

         (In thousands)
                                                           1998       1997
                                                          -------    -------
         Raw materials                                    $16,313    $14,296
         Work in process                                    2,494      1,557
         Finished goods                                     3,420      3,742
                                                          -------    -------
         Total                                            $22,227    $19,595
                                                          =======    =======


Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of major facilities and amortized over the asset's estimated useful life. Interest cost capitalized in 1998 and 1997 was $54,000 and $54,000, respectively. No interest was capitalized in 1996.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

         (In thousands)
                                                            1998       1997
                                                          -------    -------
         Land, buildings and improvements                 $13,752    $11,575
         Machinery and equipment                           16,248     13,276
         Furniture and office equipment                     5,063      3,873
         Transportation equipment                           1,260      1,304
                                                          -------    -------
                                                           36,323     30,028
         Less accumulated depreciation and amortization     9,474      6,998
                                                          -------    -------
         Property, plant and equipment, net               $26,849    $23,030
                                                          =======    =======

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line basis over periods ranging from 25 to 40 years. Accumulated amortization was $1,015,000 and $606,000 at January 31, 1999 and 1998, respectively.

Patents are capitalized and amortized on the straight-line basis over a period not to exceed the legal lives of the patents. Accumulated amortization was $596,000 and $484,000 at January 31, 1999 and 1998, respectively.

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation or amortization period or to the unamortized balance is warranted. Such evaluation is based on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the oeprations in which the long-lived assets are deployed.

Financial Instruments: The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company utilizes forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 1999, 1998 and 1997.

Net Income Per Common Share: Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)
                                                 1998       1997       1996
                                                 -----     ------     ------
Net Income                                       $ 336     $2,758     $3,230
                                                 =====     ======     ======

Basic weighted average common shares
  outstanding                                    4,967      4,971      4,575

Dilutive effect of stock options                    73        144         53
                                                 -----     ------     ------

Weighted average common shares
  outstanding assuming full dilution             5,040      5,115      4,628
                                                 =====     ======     ======

Net income per common share - basic              $0.07      $0.55      $0.71

Net income per common share - diluted            $0.07      $0.54      $0.70

In 1998, 1997 and 1996, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 411,000; 45,000 and 172,000, respectively. These options were outstanding at the end of each of the respective years.

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

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss consists of the following:


                                                           Minimum
                                              Accumulated  Pension
         (In thousands)                       Translation Liability
                                              Adjustment  Adjustment   Total
                                              ----------- ----------   ------
         Balance - January 31, 1996             $  (37)      $ -       $ (37)
         Unrealized translation adjustment         (21)        -         (21)
                                                -------      -----     ------
         Balance - January 31, 1997                (58)        -         (58)
         Unrealized translation adjustment         (51)        -         (51)
                                                -------      -----     ------
         Balance - January 31, 1998               (109)        -        (109)
         Unrealized translation adjustment         (13)        -         (13)
         Minimum pension liability adjustment
           (net of tax benefit of $79)              -         (128)      (128)
                                                 ------      ------    ------
         Balance - January 31, 1999              $(122)      $(128)    $(250)
                                                 ======      ======    ======

New Accounting Pronouncements: During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income;" SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the Statements of Consolidated Shareholders' Equity. SFAS No. 131 establishes new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Pursuant to SFAS No. 131, the Company modified its disclosures on segment reporting included in Note 11. The new disclosures required for pensions and other postretirement benefits according to SFAS No. 132 are included in Note 10. The adoption of these statements had no effect on the Company's reported financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. Management is still assessing the effects adoption of SFAS No. 133 will have on its financial position, results of operations and cash flows.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the current period presentation.

Note 3 - Related Party Transactions

The Company leases its primary building from two significant management stockholders under a lease agreement. During 1998 and 1997, the Company paid
$565,000 and $567,000, respectively, under this agreement. The Company also provides certain services and facilities to companies primarily owned by those management shareholders and purchases certain services from those companies under management services agreements. During 1998, the Company received $465,000 and paid $369,000 under such agreements. The Company received $666,000 and paid $297,000 under such agreements in 1997. Prior to the Company's acquisition of Midwesco, Midwesco provided certain services and facilities to the Company and the Company provided certain services to Midwesco under management services agreements. Pursuant to such agreements, the Company reimbursed Midwesco $600,000 and Midwesco reimbursed the Company $35,000 during 1996.

The lease agreement and the management services agreements have been approved by the Company's Independent Directors (Note 13). Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received under arms-length transactions.

Note 4 - Acquisitions

Nordic Air

On November 2, 1998, the Company acquired all the outstanding shares of capital stock of Nordic Air for an aggregate purchase price of $2,005,000. Financing was provided by borrowings under the Company's unsecured line of credit, an overdraft facility from a Danish bank, and a note payable to the sellers. Nordic Air, located in Nakskov, Denmark, is a manufacturer of pleated air filtration products.

The acquisition was accounted for as a purchase and the accounts of Nordic Air have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($1,587,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 25 year period on the straight-line basis.

Boe-Therm

On June 1, 1998, the Company acquired certain assets and liabilities of Boe-Therm, including inventory and manufacturing facilities, for an aggregate purchase price of $2,173,000. Financing was provided by borrowings under the Company's unsecured line of credit, loans obtained from a Danish bank and a note payable to the seller. Boe-Therm, located in Assens, Denmark, is a manufacturer of liquid chillers for removing heat from industrial processes.

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

TDC

On December 3, 1997, the Company acquired all the outstanding shares of capital stock of TDC, together with its offices and manufacturing facility, for an aggregate purchase price of $9,732,000. This amount includes $2,003,000 to repay the debt of TDC and options to purchase 75,000 shares of MFRI, the fair value of which were estimated to be $369,000 on the date issued using the Black-Scholes option pricing model. (See Note 13.)

The acquisition was accounted for as a purchase and the accounts of TDC have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($5,151,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 40 year period on the straight-line basis.

Thermal Care

On December 30, 1996, through the Midwesco Merger, the Company acquired the Thermal Care business of Midwesco, for 406,000 shares of the Company's stock (net of 1,718,000 shares previously owned by Midwesco and canceled in the merger), valued at $7.88 per share or $3,204,000.

The acquisition has been accounted for as a purchase and the accounts of Thermal Care have been included in the consolidated financial statements since the date of acquisition, including income from operations ($137,000), net income ($84,000) and net income per common share ($0.02). The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($3,094,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 25 year period on the straight line basis.

The pro forma results of operations as if the acquisition of Thermal Care had occurred on February 1, 1996 are presented below. Included in the pro forma results for the year 1996, is a pro forma pretax provision of $400,000 (after tax $244,000 or $0.05 per share) for the estimated ultimate cost of three lawsuits which had been considered in negotiating the acquisition price of the Midwesco Merger and which, upon the consummation of the Midwesco Merger, became the obligations of MFRI. Pursuant to the agreement relating to the Midwesco Merger, should MFRI spend more than an aggregate of $400,000 in costs, expenses, judgments or settlements of such lawsuits, additional amounts would be paid from a special escrow holding 66,890 shares of MFRI common stock, such escrow having been established as part of the Midwesco Merger. During 1997 and 1998, the Company settled the three lawsuits. Costs associated with the lawsuits, including settlement costs, exceeded the reserve and the special escrow by $223,000 and, accordingly, all 66,890 shares were called from the special escrow.

The following represents the unaudited pro forma results of operations as if the acquisition of Thermal Care had occurred on February 1, 1996.

         (In thousands except per share information)

                                                                       1996
                                                                    --------
         Net sales                                                  $111,793

         Net income                                                 $  3,362
         Net income per common share - basic                        $   0.68

         Weighted average common shares outstanding                    4,945

Note 5 - Retention Receivable

Retention of $512,000 and $1,170,000 is included in the balance of trade accounts receivable at January 31, 1999 and 1998, respectively.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

         (In thousands)                                    1998       1997
                                                         --------   ---------
         Costs incurred on uncompleted contracts          $15,462    $13,470
         Estimated earnings                                 3,979      3,714
                                                          --------   --------
         Earned revenue                                    19,441     17,184
         Less billings to date                             17,437     14,156
                                                          --------   --------
         Total                                            $ 2,004    $ 3,028
                                                          ========   ========

         Classified as follows:
             Costs and estimated earnings in excess of
                 billings on uncompleted contracts       $  2,533    $ 3,489
             Billings in excess of costs and estimated
                 earnings on uncompleted contracts           (529)      (461)
                                                         ---------   --------
             Total                                       $  2,004    $ 3,028
                                                         =========   ========


Note 7 - Debt

Long-term debt consists of the following:

         (In thousands)

                                                           1998       1997
                                                          -------    -------

         Unsecured 7.21% senior notes due 2007            $15,000    $15,000
         Unsecured 6.97% senior notes due 2008             10,000       -
         Revolving bank loan                                  300     10,950
         Industrial Revenue Bonds, net                      5,258      6,300
         Mortgage notes                                     2,881        843
         Capitalized lease obligations (Note 8)             2,606      2,611
         Short-term credit arrangements                       674       -
         Note payable for Nordic Air acquisition              527       -
         Term loans                                           508       -
         Other                                                202        144
                                                          -------    -------
                                                           37,956     35,848
         Less current maturities                            1,664        573
                                                          -------    -------
         Total                                            $36,292    $35,275
                                                          =======    =======

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 require level principal payments beginning January 31, 2001 and continuing annually thereafter, resulting in a seven-year average life. The note purchase agreement contains certain financial covenants. At January 31, 1999, the Company was not in compliance with one of these covenants. The Company has obtained a waiver and amendment for such non-compliance.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 require level principal payments beginning September 17, 2002 and continuing annually thereafter, resulting in a seven-year average life. The note purchase agreement contains certain financial covenants. At January 31, 1999, the Company was not in compliance with one of these covenants. The Company has obtained a waiver and amendment for such non-compliance.

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2000. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At January 31, 1999, the prime rate was 7.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 2.50 percent. The Company had borrowed $300,000 under the revolving line of credit at January 31, 1999. Additionally, $658,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility and equipment located in Cicero, Illinois. The credit agreement contains certain financial covenants. As of January 31, 1999, the Company was not in compliance with four such financial covenants. The Company has obtained a waiver and amendment for such non-compliance.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and remarketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. Each bond indenture established a trusteed project fund for deposit of the bond proceeds, the balance of which was invested as authorized by the indenture and limited by applicable law. As of October 31, 1998, $1,042,000 of the invested funds had not been disbursed and will be used to redeem a portion of the principal of the bonds outstanding. As provided by the indenture, the Company has directed the trustee to apply such funds to the redemption of Bonds at the earliest possible date, and has reduced the principal portion of the bonds by the amount of unspent funds at January 31, 1999.

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the industrial revenue bonds described above.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility and equipment in Cicero, Illinois acquired in the TDC acquisition. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities or accounts receivable factoring arrangements at rates competitive in the countries in which the Company operates. At January 31, 1999, borrowings under these credit arrangements totaled $674,000; an additional $283,000 remained unused. The Company also had outstanding letters of credit in the amount of $273,000 to guarantee performance to third parties of various European trade activities and contracts.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 1999 - $1,664,000; 2000 - $2,527,000; 2001 -
$2,478,000; 2002 - $3,911,000; 2003 - $4,551,000; thereafter $22,525,000.

Note 8 - Lease Information

The following is an analysis of property under capitalized leases:

         (In thousands)

                                                            1998       1997
                                                           ------     ------
         Land, building and improvements                   $1,197     $1,197
         Machinery and equipment                              322        322
         Furniture and office equipment                       724        299
         Transportation equipment                             893      1,165
                                                           ------     ------
                                                            3,136      2,983
         Less accumulated amortization                      1,193      1,003
                                                           ------     ------
                                                           $1,943     $1,980
                                                           ======     ======


The Company leases the land, building and improvements from a partnership owned by two significant management stockholders. Under the provisions of the lease, the Company pays all expenses related to the property. The lease, which expires in November 2017, provides for rental increases at specified intervals over the term of the lease.

The Company sold equipment for $1,345,000 in November 1998. The equipment was leased back from the purchaser for a period of five years. No gain or loss was recognized on this transaction and the lease is being accounted for as an operating lease. The lease requires the Company to pay customary operating and repair expenses. The lease also contains a renewal option at lease termination and purchase options at amounts that approximate fair market value at the end of 54 months and at lease termination.

The Company leases manufacturing and warehouse facilities, transportation equipment and office space under non-cancelable operating leases, which expire through 2010. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At  January  31,  1999,   future   minimum  annual  rental   commitments   under
non-cancelable lease obligations were as follows:

                                                          Capital   Operating
         (In thousands)                                   Leases      Leases
                                                          -------   ---------

         1999                                             $   580    $   617
         2000                                                 477        464
         2001                                                 420        359
         2002                                                 418        350
         2003                                                 418        296
         Thereafter                                         4,314        333
                                                          -------    -------
                                                            6,627      2,419
         Less amount representing interest                  4,021        -
                                                          -------    -------
         Present value of future minimum lease
           payments (Note 7)                              $ 2,606    $ 2,419
                                                          =======    =======


Rental expense for operating leases was $508,000, $429,000 and 163,000 in 1998, 1997 and 1996, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income before income taxes:

         (In thousands)
                                                 1998       1997       1996
                                                -------    ------     ------
         Domestic                               $1,425     $4,303     $5,087
         Foreign                                  (171)       281        317
                                                -------    ------     ------
                                                 $1,254    $4,584     $5,404
                                                =======    ======     ======

Components of income tax expense are as follows:

         (In thousands)

                                                 1998       1997       1996
                                               -------     -------    -------
         Current:
             Federal                           $   788     $1,441     $1,835
             Foreign                               154        (69)       218
             State and other                       230        178        310
                                               --------    -------    -------
                                                 1,172      1,550      2,363
         Deferred                                 (254)       276       (189)
                                               --------    -------    -------
         Total                                 $   918     $1,826     $2,174
                                               ========    =======    =======

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate is as follows:

         (In thousands)

                                                 1998       1997       1996
                                               --------    -------    -------
         Tax at federal statutory rate         $   426     $1,559     $1,837
         Foreign rate tax differential              52         -          86
         State taxes, net of federal benefit        61        116        170
         Amortization of cost in excess
           of assets acquired                      115         73         29
         Tax audit issues                          109         -          -
         Adjustment to estimated income
           tax accruals                             62         -          -
         Other - net                                93         78         52
                                               --------    -------    -------
         Total                                 $   918     $1,826     $2,174
                                               ========    =======    =======

Components of the deferred income tax asset balances are as follows:

         (In thousands)
                                                            1998       1997
                                                           ------     ------
         Current:
             Accrued commissions                           $1,273     $1,317
             Other accruals not yet deducted                  764        504
             Non-qualified deferred
               compensation                                   177         58
             Inventory valuation allowance                    163         93
             NOL carryforward                                  94         -
             Allowance for doubtful accounts                   66         52
             Inventory uniform capitalization                  54         36
             Foreign acquisition adjustments                   45         42
             Other                                            176         74
                                                           -------    -------
                                                            2,812      2,176
         Non-current                                          367        230
                                                           -------    -------
         Total                                             $3,179     $2,406
                                                           =======    =======

Components of the deferred income tax liability balance are as follows:

         (In thousands)

                                                            1998       1997
                                                           -------    -------
         Depreciation                                      $1,743     $1,180
         Foreign acquisition adjustments                      123        249
         Goodwill                                             276        206
         Other                                                115         48
                                                           -------    -------
         Total                                             $2,257     $1,683
                                                           ======     ======

Note 10 - Employee Retirement Plans

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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)

                                                            1998       1997
                                                           -------    -------
Accumulated benefit obligations:
    Vested benefits                                        $1,123     $  911
                                                           =======    =======
    Accumulated benefits                                   $1,149     $  932
                                                           =======    =======

Change in benefit obligation:
    Benefit obligation - beginning of year                 $  985     $  782
    Service cost                                               49         42
    Interest cost                                              70         57
    Amendments                                                 -          91
    Actuarial (gain) loss                                      91         53
    Benefits paid                                             (43)       (40)
                                                          --------    -------
    Benefit obligation - end of year                        1,152        985
                                                          --------    -------

Change in plan assets:
    Fair value of plan assets - beginning of year             972      1,004
    Actual return on plan assets                             (162)        (9)
    Company contributions                                      -          17
    Benefits paid                                             (43)       (40)
                                                          --------    -------
    Fair value of plan assets - end of year                   767        972
                                                          --------    -------

Funded status                                                (385)       (13)
Unrecognized prior service cost                               101        122
Unrecognized actuarial (gain) loss                            210       (124)
                                                          --------    -------
Prepaid (accrued) benefit cost recognized in the
    statement of financial position                       $   (74)    $  (15)
                                                          =========   ========

Amounts recognized in the consolidated balance sheet:
        Accrued benefit liability                         $  (382)    $  (15)
        Intangible asset                                      101         -
        Accumulated other comprehensive income                207         -
                                                          --------    -------
Net amount recognized                                     $   (74)    $  (15)
                                                          ========    =======

                                                           1998        1997
                                                         --------    --------
Weighted-average assumptions at end of year:
    Discount rate                                           6.75%      7.25%
    Expected return on plan assets                          8.00%      8.00%
    Rate of compensation increase                            N/A         N/A

Components of net periodic benefit cost:
    Service cost                                               49    $    42
    Interest cost                                              70         57
    Expected return on plan assets                            (79)       (79)
    Amortization of prior service cost                         21          2
    Recognized actuarial (gain) loss                           (2)       (12)
                                                         ---------   --------
    Net periodic benefit cost                            $     59    $    10
                                                         =========   ========

401(k) Plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16 percent of total compensation. Prior to February 1, 1995, the Company made contributions to this 401(k) Plan in an amount equal to 25 percent of each participant's contribution, up to a maximum of 1 percent of each participant's salary. Beginning February 1, 1995, the Company contribution was increased to 50 percent of each participant's contribution, up to a maximum of 2 percent of each participant's salary.

Contributions to the 401(k) Plan and its predecessors were $256,000, $243,000, and $194,000 for the years ended January 31, 1999, 1998 and 1997, respectively.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. The charges to expense were $247,000, $150,000 and $119,000 in 1998, 1997 and 1996, respectively.

Note 11 - Business Segment and Geographic Information

Business Segment Information

The Company has three reportable segments: the Filtration Products Business, the Piping Systems Business and the Industrial Process Cooling Equipment Business. The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping
Systems Business engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Industrial Process Cooling
Equipment Business engineers, designs and manufactures chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2.) The Company evaluates performance based on gross profit and income or loss from operations.

Intersegment sales and transfers are accounted for as if sales or transfers were to third parties (i.e., at current market prices) and were not material for 1998, 1997 and 1996.

MFRI's  reportable  segments  are  strategic  businesses  that  offer  different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company's business segments:

(In thousands)

                                                1998       1997       1996
                                              --------   --------    -------
Net Sales:
    Filtration Products                       $ 49,155   $ 40,145    $37,563
    Piping Systems                              45,849     46,232     54,194
    Industrial Process Cooling Equipment        26,956     24,863      1,816
                                              ---------  ---------   --------
Total Sales                                   $121,960   $111,240    $93,573
                                              =========  =========   ========

Gross Profit:
    Filtration Products                       $ 11,265   $ 10,243    $ 9,862
    Piping Systems                               9,861      9,723     11,373
    Industrial Process Cooling Equipment         8,540      7,969        570
                                              ---------  ---------  ---------
Total Gross Profit                            $ 29,666   $ 27,935    $21,805
                                              =========  =========  =========

Income from Operations:
     Filtration Products                      $  3,341   $  4,140    $ 4,615
     Piping Systems                              1,444      2,347      4,033
     Industrial Process Cooling Equipment        2,378      2,836        137
     Corporate                                  (3,332)    (3,099)    (2,389)
                                              ---------  ---------   --------
Total Income from Operations                  $  3,831   $  6,224    $ 6,396
                                              =========  =========   ========

Segment Assets:
     Filtration Products                      $ 40,262   $ 36,116    $21,833
     Piping Systems                             36,424     38,701     36,415
     Industrial Process Cooling Equipment       15,330     12,290     11,413
     Corporate                                   5,970      6,288      5,667
                                              --------   ---------   --------
Total Segment Assets                          $ 97,986   $ 93,395    $75,328
                                              ========   =========   ========

Capital Expenditures:
     Filtration Products                      $  2,010   $    788    $ 1,371
     Piping Systems                              2,854      2,713      1,197
     Industrial Process Cooling Equipment          596        181         10
     Corporate                                     577        703        148
                                              ---------  ---------   --------
Total Capital Expenditures                    $  6,037   $  4,385    $ 2,726
                                              =========  =========   ========

Depreciation and Amortization:
     Filtration Products                      $  1,154   $    648    $   477
     Piping Systems                              1,407      1,236      1,049
     Industrial Process Cooling Equipment          240        155         14
     Corporate                                     728        676        270
                                              ---------  ---------   --------
Total Depreciation and Amortization           $  3,529   $  2,715    $ 1,810
                                              =========  =========   ========

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets by geographic area are based on the physical location of the assets.

(In thousands)

                                                1998       1997       1996
                                              --------   --------    -------
Net Sales:
    United States                             $106,600   $ 93,632    $76,340
    Canada                                       2,511      3,332      4,218
    Europe                                       8,525      7,358      7,063
    Mexico, South America, Central America
        and the Carribean                        1,867      4,533      1,275
    Asia                                         1,487      2,149      3,551
    Other                                          970        236      1,126
                                              ---------  ---------   --------
Total Net Sales                               $121,960   $111,240    $93,573
                                              =========  =========   ========

Long-Lived Assets:
    United States                             $ 24,846  $  22,813    $14,901
    Europe                                       2,003        217        153
                                              ---------  ---------   --------
Total Long-Lived Assets                       $ 26,849   $ 23,030    $15,054
                                              =========  =========   ========

Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)

                                                1998       1997        1996
                                              ---------  ---------   --------
Cash paid for:
    Income taxes, net of refunds received     $  1,378   $  2,218    $ 2,225
                                              =========  =========   ========
    Interest, net of capitalized amounts      $  2,447   $  1,812    $ 1,076
                                              =========  =========   ========

Noncash Financing and Investing Activities:
  Fixed assets acquired under capital leases  $    425   $    882    $   643
                                              =========  =========   ========
  Shares returned from escrow due to
    settlement of legal contingencies
    related to the Midwesco Merger            $    527   $     -     $     -
                                              =========  =========   ========
  Funds held in trust to repay Industrial
    Revenue Bonds                             $  1,042   $     -     $     -
                                              =========  =========   ========

Purchase of businesses:
  Fair value of assets acquired (net of
    cash received)                            $  3,076   $  7,250    $ 9,921
  Cost in excess of net assets acquired          1,939      4,822      3,311
  Cash paid (net of cash acquired)              (3,132)    (7,293)      (211)
  Notes payable to sellers                        (829)      -          -
  Fair value of stock options issued                -        (369)      -
  Common stock issued                               -        -        (3,418)
                                              ---------  ---------   --------
  Liabilities assumed                         $  1,054   $  4,410    $ 9,603
                                              =========  =========   ========

Note 13 - Stock Options

Under the 1989, 1993 and 1994 Stock Option Plans ("Option Plans"), 150,000, 100,000 and 250,000 shares of common stock, respectively, are reserved for issuance to key employees of the Company and its affiliates as well as selected advisors and consultants to the Company. In addition, under the 1994 Option Plan, an additional one percent of shares of the Company's common stock outstanding have been added to the shares reserved for issuance each February 1, beginning February 1, 1995 and ending February 1, 1997, and an additional two percent of shares of the Company's common stock outstanding are added to the shares reserved for issuance each February 1, beginning February 1, 1998. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plans may be either non-qualified options or incentive options. Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.

Pursuant to the 1990 Independent Directors' Stock Option Plan ("Directors' Plan"), an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company ("Independent Director") on the date the individual is first elected as a director of the Company. In addition, on June 20, 1995, options to purchase 1,000 shares were granted to each Independent Director and options to purchase 1,000 shares are to be granted to each Independent Director annually each May 1 thereafter. Option exercise prices will be at fair market value of the common stock on the date of grant. Such options vest ratably over four years and are exercisable up to ten years from the date of the grant.

In connection with the purchase agreement relating to the acquisition of TDC, the Company issued stock options to purchase 75,000 shares of common stock at $9.60. These options may be exercised through November 2008.

The following summarizes the changes in options under the plans:

                                            1998                        1997
                                     ------------------------    ------------------------
                                             Weighted Average            Weighted Average
                                     Shares   Exercise Price     Shares   Exercise Price
                                     ------- ----------------    ------  ----------------
Outstanding at beginning of year     740,875      $7.04          479,550      $6.65
Granted                              118,000       7.96          288,000       7.63
Exercised                             (8,375)      6.39          (18,550)      6.21
Cancelled                            (16,500)      7.99           (8,125)      7.02
                                     --------     -----          --------     -----
Outstanding at end of year           834,000      $7.16          740,875      $7.04
                                     ========     =====          ========     =====

Options exercisable at year-end      491,350                     412,850
                                     ========                    ========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at January 31, 1999:

                           Options Outstanding                        Options Exercisable
            -------------------------------------------------- --------------------------------
 Range of       Number     Weighted Average                        Number
 Exercise   Outstanding at    Remaining      Weighted Average  Exercisable at  Weighted Average
  Prices    Jan. 31, 1999  Contractual Life   Exercise Price   Jan. 31, 1999    Exercise Price
----------- -------------- ----------------  ----------------- --------------- ----------------
$4.00-$4.99      91,350        6.3 years           $4.45            66,450          $4.45
$6.00-$6.99     436,450        7.0 years            6.85           226,700           6.81
$7.00-$7.99      10,000        5.0 years            7.25            10,000           7.25
$8.00-$8.99     221,200        5.2 years            8.05           113,200           8.00
$9.00-$9.99      75,000        9.8 years            9.60            75,000           9.60
               --------        ---------           -----           -------          -----
                834,000        6.7 years           $7.16           491,350          $7.20
               ========        =========           =====           =======          =====

The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 1998, 1997 and 1996, the Company's pro forma net income and earnings per share would have been as follows:

                                               1998         1997       1996
                                               -----       ------     ------
     Net income - as reported (in thousands)   $336        $2,758     $3,230
     Net income - pro forma (in thousands)     $ 70        $2,577     $3,153
     Net income per common share - basic,
       as reported                             $0.07       $0.55       $0.71
     Net income per common share - basic,
       pro forma                               $0.01       $0.51       $0.69

The weighted average fair value of options granted during 1998, 1997 and 1996 are estimated at $4.01, $4.04 and $3.83 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               1998        1997        1996
                                              ------      ------      ------

    Expected volatility                       37.90%      39.61%      43.00%
    Expected life in years                      7.0         7.0         7.0
    Risk-free interest rate                    5.64%       6.44%       6.58%
    Dividend yield                              0.0%        0.0%        0.0%

Note 14 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 1998 and 1997:

(In thousands)

                                                   1998
                              -----------------------------------------------
                               First       Second        Third       Fourth
                              Quarter      Quarter      Quarter      Quarter
                              -------      -------      -------      --------
Net Sales                     $29,990      $32,734      $32,418      $26,818
Gross Profit                    7,762        8,435        7,990        5,479
Net Income                        540          739          546       (1,489)
Per Share Data:
    Net income - basic          $0.11        $0.15        $0.11       $(0.30)
    Net income - diluted        $0.11        $0.14        $0.11       $(0.30)


                                                   1997
                              ----------------------------------------------
                               First       Second        Third       Fourth
                              Quarter      Quarter      Quarter      Quarter
                              -------      -------      -------      -------
Net Sales                     $25,764      $30,215      $28,518      $26,743
Gross Profit                    6,250        8,245        7,324        6,116
Net Income                        588        1,251          911            8
Per Share Data:
    Net income - basic          $0.12        $0.25        $0.18      $   -
    Net income - diluted        $0.12        $0.24        $0.18      $   -

Schedule II
                           MFRI, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended January 31, 1999, 1998, AND 1997


------------------------------- -------------  -----------------------------  ---------------  ----------
          Column A                 Column B             Column C                 Column D       Column E
------------------------------- -------------  -----------------------------  ---------------  ----------
                                                        Additions
                                               -----------------------------
                                                  (1)
                                  Balance at   Charged to           (2)                        Balance at
                                 Beginning of  Costs and    Charged to Other  Deductions from    End of
          Description               Period      Expenses       Accounts 1        Reserves 2      Period
------------------------------- -------------  -----------  ----------------  ---------------  ----------


Year Ended January 31, 1999:
    Allowance for possible
       losses in collection of
       trade receivables           $209,000     $218,000         $ 16,000         $214,000       $229,000
                                   ========     ========         ========         ========       ========

Year Ended January 31, 1998:
    Allowance for possible
       losses in collection of
       trade receivables           $270,000     $108,000         $    -           $169,000       $209,000
                                   ========     ========         ========         ========       ========

Year Ended January 31, 1997:
    Allowance for possible
       losses in collection of
       trade receivables           $199,000     $ 99,000         $ 10,000         $ 38,000       $270,000
                                   ========     ========         ========         ========       ========



1 Acquired with purchase of business.

2 Uncollectible accounts charged off.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MFRI, INC.

Date: April 30, 1999             By: /s/ David Unger
                                 ---------------------------------------------
                                 David Unger,
                                 Chairman of the Board of Directors (Principal
                                 Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*             Director and Chairman of the        )
                           Board of Directors (Principal     )
                           Executive Officer)                )
                                                             )
HENRY M. MAUTNER*        Director                            ) April 30, 1999
                                                             )
GENE K. OGILVIE*         Director                            )
                                                             )
FATI A. ELGENDY*         Director                            )
                                                             )
BRADLEY E. MAUTNER*      Director                            )
                                                             )
DON GRUENBERG*           Director                            )
                                                             )
MICHAEL D. BENNETT*      Vice President, Secretary and       )
                           Treasurer (Principal Financial    )
                           and Accounting Officer)           )
                                                             )
ARNOLD F. BROOKSTONE*    Director                            )
                                                             )
EUGENE MILLER*           Director                            )
                                                             )
STEPHEN B. SCHWARTZ*     Director                            )
                                                             )
DENNIS KESSLER*          Director                            )
                                                             )
*By:/s/ David Unger      Individually and as Attorney-in-    )
    -------------------  Fact                                )
    David Unger                                              )

                                  EXHIBIT INDEX


  Exhibit No.                  Description                         Page No.+
  -----------                  -----------                         ---------

      2.1         Stock Purchase Agreement, dated December 3,
                  1997, by and between Roy E. Greenlees,
                  Lorie Greenlees, Janet Marshall (collectively
                  "Sellers") and MFRI, Inc. ("Buyer")
                  [Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 12, 1997 (SEC File No. 0-18370)]

      3(i)        Certificate of Incorporation of MFRI, Inc.
                  [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]

     3(ii) By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to Registration Statement
                  No. 33-70298]

       4 Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration
                  Statement No. 33-70794]

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

     10(f)        Form of Directors Indemnification Agreement
                  [Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-70298]

       21         Subsidiaries of MFRI, Inc.

       23         Consent of Deloitte & Touche LLP

       24 Power of Attorney executed by directors and officers of the Company




--------------------------------------------------
+        Included only in manually signed original
*        SEC File No. 33-31850
**       SEC File No. 0-18370

                                                            Exhibit 21




MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3 and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated April 30, 1999, appearing in the Annual Report on Form 10-K of MFRI, Inc. for the year ended January 31, 1999 and to the reference to us under the heading "Experts" in the Prospectus' which are part of Registration Statements No. 333-21951 and No. 333-44787.

DELOITTE & TOUCHE LLP


Chicago, Illinois
April 30, 1999

                                                               Exhibit 24



                                POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of MFRI, INC., a Delaware corporation (the "Corporation"), does hereby constitute and appoint DAVID UNGER, HENRY M. MAUTNER, GENE K. OGILVIE, FATI A. ELGENDY, DON GRUENBERG, BRADLEY E. MAUTNER and MICHAEL D. BENNETT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to the Corporation's annual report on Form 10-K for the fiscal year ended January 31, 1999, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as director or officer, or both, of the Corporation, as indicated below opposite his signature, to such annual report on Form 10-K or any amendments or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of this 13th day of April, 1999.


/s/ David Unger                           /s/ Arnold F. Brookstone
-------------------------------------     -------------------------------------
David Unger, Chairman of the Board of     Arnold F. Brookstone, Director
Directors and President


/s/ Henry M. Mautner                      /s/ Don Gruenberg
--------------------------------------    -------------------------------------
Henry M. Mautner, Vice Chairman of the    Don Gruenberg, Director and Vice
Board of Directors                        President


/s/ Gene K. Ogilvie                       /s/ Bradley E. Mautner
--------------------------------------    -------------------------------------
Gene K. Ogilvie, Director and Vice        Bradley E. Mautner, Director and Vice
President                                 President

/s/ Michael D. Bennett                    /s/ Eugene Miller
--------------------------------------    -------------------------------------
Michael D. Bennett, Vice President,       Eugene Miller, Director
Secretary and Treasurer


/s/ Fati A. Elgendy                       /s/ Stephen B. Schwartz
--------------------------------------    -------------------------------------
Fati A. Elgendy, Director and Vice        Stephen B. Schwartz, Director
President

/s/ Dennis Kessler
--------------------------------------
Dennis Kessler, Director