Form 10-Q
period 1999-04-30
MFRI INC
filed 1999-06-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended                  April 30, 1999
                                --------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------     ----------

                         Commission file number 0-18370
                                                -------
                                   MFRI, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          36-3922969
----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


7720 Lehigh Avenue                Niles, Illinois                      60714
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


                                 (847) 966-1000
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

On June 10, 1999, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report to stockholders for the year ended January 31, 1999. Certain previously reported amounts have been reclassified to conform to the current period presentation. The results of operations for the quarter ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year 1999.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                               Three Months Ended April 30,
                                                   1999             1998
                                                  -------          -------

Net sales                                         $29,539          $29,990
Cost of sales                                      22,250           22,228
                                                  -------          -------
Gross profit                                        7,289            7,762

Selling expense                                     2,767            2,823
General and administrative expense                  3,463            3,463
                                                  -------          -------
Income from operations                              1,059            1,476

Interest expense - net                                676              576
                                                  -------          -------
Income before income taxes                            383              900
Income taxes                                          157              360
                                                  -------          -------
Net income                                        $   226          $   540
                                                  =======          =======

Net income per common share - basic                 $0.05            $0.11

Net income per common share - diluted               $0.05            $0.11

Weighted average common shares outstanding          4,922            4,981

Weighted average common shares outstanding
  assuming full dilution                            4,922            5,108

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                     April 30,     January 31,
                                                       1999           1999
                                                     ---------     -----------
ASSETS

Current Assets:
    Cash and cash equivalents                          $   488       $   579
    Trade accounts receivable, net                      19,291        20,892
    Costs and estimated earnings in excess
       of billings on uncompleted contracts              3,576         2,533
    Deferred income taxes                                2,814         2,812
    Inventories                                         23,752        22,227
    Prepaid expenses and other current assets            3,148         3,126
                                                       -------       -------
         Total current assets                           53,069        52,169

Property, Plant and Equipment, At Cost                  36,998        36,323
Less Accumulated Depreciation                            9,876         9,474
                                                       -------       -------
         Property, plant and equipment, net             27,122        26,849

Other Assets:
    Goodwill, net                                       13,928        14,200
    Other, net                                           4,762         4,768
                                                       -------       -------
         Total other assets                             18,690        18,968
                                                       -------       -------
Total Assets                                           $98,881       $97,986
                                                       =======       =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities
    Accounts payable                                   $11,184       $ 9,497
    Commissions payable                                  4,786         4,855
    Current maturities of long-term debt                 1,351         1,664
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                   757           529
    Other current liabilities                            4,199         6,148
                                                       -------       -------
         Total current liabilities                      22,277        22,693

Long-Term Liabilities:
    Long-term debt, less current maturities             37,569        36,292
    Deferred income taxes                                2,256         2,257
    Other                                                  958           976
                                                       -------       -------
         Total long-term liabilities                    40,783        39,525

Stockholders' Equity:
  Common stock, $.01 par value,
    authorized-15,000 shares; outstanding-
    4,922 shares at April 30 and January 31                 49            49
    Additional paid-in capital                          21,397        21,397
    Retained earnings                                   14,798        14,572
    Accumulated other comprehensive loss                  (423)         (250)
                                                       --------      -------
         Total stockholders' equity                     35,821        35,768
                                                       -------       -------
Total Liabilities and Stockholders' Equity             $98,881       $97,986
                                                       =======       =======



See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                   Three Months Ended April 30,
                                                       1999          1998
                                                      -------       -------
Cash Flows from Operating Activities:
  Net income                                          $   226       $   540
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Provision for depreciation and amortization         920           802
      Deferred income taxes                                -           (235)
      Change in operating assets and liabilities:
        Trade accounts receivable                       1,508          (384)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts            (1,046)         (964)
        Inventories                                    (1,620)       (1,018)
        Prepaid expenses and other current assets         (30)          496
        Current liabilities                                 9         3,596
        Other operating assets and liabilities            (46)          (73)
                                                      --------      --------
Net Cash Flows from Operating Activities                  (79)        2,760
                                                      --------      -------

Cash Flows from Investing Activities:
  Decrease in restricted cash from
    Industrial Revenue Bonds                               -          1,051
  Net purchases of property and equipment              (1,100)       (1,030)
                                                      --------      --------
Net Cash Flows from Investing Activities               (1,100)           21
                                                      --------      -------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations               (62)         (112)
  Proceeds from (repayment of) long-term debt           1,180        (3,101)
                                                      --------      --------
Net Cash Flows from Financing Activities                1,118        (3,213)
                                                      --------      --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                        (30)            8
                                                      --------      -------

Net Decrease in Cash and Cash Equivalents                 (91)         (424)

Cash and Cash Equivalents - Beginning of Period           579           976
                                                      --------      -------

Cash and Cash Equivalents - End of Period             $   488       $   552
                                                      ========      =======




See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 1999


1.       Inventories consisted of the following:

         (In thousands)

                                                   April 30,       January 31,
                                                     1999             1999
                                                   ---------       -----------
         Raw materials                              $16,405          $16,313
         Work in process                              2,422            2,494
         Finished goods                               4,925            3,420
                                                    -------          -------

              Total                                 $23,752          $22,227
                                                    =======          =======

2. Supplemental cash flow information:

         (In thousands)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                     1999             1998
                                                    -------          -------
         Cash paid during the quarter for:
           Interest, net of capitalized amounts     $   564          $   218
           Income taxes, net of refunds received         97               30

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

         (In thousands)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                     1999             1998
                                                    -------          -------
         Net Income                                 $   226          $   540
                                                    =======          =======

         Basic weighted average common shares
           outstanding                                4,922            4,981
         Dilutive effect of stock options               -                127
                                                   --------          -------
         Weighted average common shares
           outstanding assuming full dilution         4,922            5,108
                                                   ========          =======

         Net income per common share - basic          $0.05            $0.11
         Net income per common share - diluted        $0.05            $0.11

         At April 30, 1999 and 1998, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 834,000 and 75,000, respectively. These options were outstanding at the end of each of the respective quarters.

4. The components of comprehensive income, net of tax, were as follows:

         (In thousands)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                     1999             1998
                                                    -------          -------
         Net Income                                 $   226          $   540
         Change in foreign currency translation
           adjustments                                 (173)               8
                                                    --------         -------
         Comprehensive income                       $    53          $   548
                                                    ========         =======

         Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

            (In thousands)

                                                    April 30,       January 31,
                                                      1999             1999
                                                    ---------       -----------

         Accumulated translation adjustment         $  (295)         $  (122)
         Minimum pension liability adjustment
           (net of tax benefit of $79)                 (128)            (128)
                                                    --------         --------
         Total                                      $  (423)         $  (250)
                                                    ========         ========

5. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs and manufactures chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications.

         (In thousands)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                      1999             1998
                                                    -------          -------
         Net Sales:
             Filtration Products                    $13,378          $12,537
             Piping Systems                           9,304           10,652
             Industrial Process Cooling Equipment     6,857            6,801
                                                    -------          -------
         Total Net Sales                            $29,539          $29,990
                                                    =======          =======

         Gross Profit:
             Filtration Products                   $  3,293          $ 2,951
             Piping Systems                           1,864            2,521
             Industrial Process Cooling Equipment     2,132            2,290
                                                   --------          -------
         Total Gross Profit                        $  7,289          $ 7,762
                                                   ========          =======

         Income from Operations:
             Filtration Products                   $  1,139          $   951
             Piping Systems                             174              470
             Industrial Process Cooling Equipment       613              826
             Corporate                                 (867)            (771)
                                                   ---------         --------
         Total Income from Operations              $  1,059          $ 1,476
                                                   ========          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


April 30, 1999

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

RESULTS OF OPERATIONS

MFRI, Inc.

Net sales of $29,539,000 for the quarter ended April 30, 1999 decreased 1.5% from $29,990,000 for the comparable quarter one year ago. Gross profit of $7,289,000 or 24.7 percent of net sales in the current year quarter decreased
6.1 percent from $7,762,000 or 25.9 percent of net sales in the prior year quarter. The decreases in net sales and gross profit were attributable to lower sales volume, mainly in the domestic piping systems business. These decreases were partially offset by the sales and gross profit of Boe-Therm A/S
("Boe-Therm"), acquired in June 1998, and Nordic Air A/S ("Nordic Air"), acquired in November 1998. The accounts of these businesses were not included in the accounts of the Company prior to their respective dates of acquisition.

Net income decreased 58.1 percent from $540,000 or $0.11 per common share (basic) in the prior year to $226,000 or $0.05 per common share (basic) in the current year. The shortfall in sales volume described above coupled with higher interest expense as a result of increased borrowings to fund acquisitions and upgrades of manufacturing plants, were partially offset by selling, general and administrative expense reductions.

Filtration Products Business

Net sales for the quarter ended April 30, 1999 increased 6.7 percent to $13,378,000 from $12,537,000 in the comparable quarter one year ago. This increase is the result of higher sales of filter elements for baghouses and cartridge collectors, primarily due to the Nordic Air acquisition. Nordic Air's sales for the quarter ended April 30, 1999 were $663,000.

Gross profit as a percent of net sales increased to 24.6 percent from 23.5 percent, primarily as a result of improved manufacturing performance and the Nordic Air Filtration acquisition.

Selling expense for the quarter ended April 30, 1999 was $1,244,000,essentially flat compared to the $1,242,000 for the comparable quarter last year.

General and administrative expense increased to $910,000 in the current year quarter from $758,000 for the comparable period one year ago. These changes are due to additional administrative resources and expenses, primarily as a result of the Nordic Air acquisition.

Piping System Products Business

Net sales decreased 12.7 percent from $10,652,000 in the prior year quarter to $9,304,000 for the quarter ended April 30, 1999, primarily due to a decline in domestic pipe sales.

Gross profit as a percent of net sales decreased from 23.7 percent to 20.0 percent, mainly resulting from a less favorable product mix of sales and manufacturing inefficiencies related to the decline in sales volume.

Selling expense decreased from $724,000 in the prior year to $663,000 in the current year. Marketing expenses were unusually high in the prior year due to the introduction of the PROtherm products during the quarter ended April 30, 1998.

General and administrative expense decreased from $1,327,000 in the prior year quarter to $1,027,000 in the current year quarter, primarily due lower general and administrative expenses of foreign subsidiaries and other miscellaneous cost reductions in the current year. In addition, prior year general and administrative expenses included legal costs related to a patent infringement lawsuit.

Industrial Process Cooling Equipment Business

Net sales of $6,857,000 for the quarter ended April 30, 1999 increased 0.8 percent from $6,801,000 for the comparable quarter in the prior year, due to the inclusion of the operating results of Boe-Therm in the current year. Boe-Therm's sales for the quarter ended April 30, 1999 were $1,012,000.

Gross profit as a percent of net sales decreased from 33.7 percent in the prior year quarter to 31.1 percent in the current year quarter, primarily as a result of discounting and a less favorable product mix of sales in the current year.

Selling expenses of $859,000 were essentially flat compared to $857,000 for the comparable period in the prior year.

General and administrative expenses increased from $607,000 in the prior year quarter to $660,000 in the current year quarter due to the inclusion of the operating results of Boe-Therm in the current year.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

General and administrative expense increased from $771,000 in the prior year quarter to $867,000 in the current year. The increase was due primarily to higher medical claims expense in the current year.

Interest expense increased to $676,000 for the quarter ended April 30, 1999 from $576,000 in the prior year, mainly due to higher borrowings as a result of the acquisitions of Boe-Therm and Nordic Air, coupled with increased borrowings under the Industrial Revenue Bonds compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of April 30, 1999 were $488,000 as compared to $579,000 at January 31, 1999. Net proceeds from long-term debt of $1,180,000 were used to fund net cash outflows of $79,000 from operating activities, purchases of property, plant and equipment of $1,100,000 and net repayment of capital lease obligations of $62,000.

Net cash outflows from operating activities were $79,000 for the three months ended April 30, 1999 versus net cash inflows of $2,760,000 for the same period one year ago. This decrease was largely due to increased working capital levels in the current year, primarily resulting from increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by decreases in accounts receivable. Working capital levels declined during the same period in the prior year, mainly due to increases in accounts payable.

Net cash used for investing activities during the quarter ended April 30, 1999 was $1,100,000, while net cash provided by investing activities for the same period in the prior year was $21,000. Capital expenditures increased from $1,030,000 in the prior year quarter to $1,100,000 in the current year quarter. Cash received from the restricted cash of the Industrial Revenue Bonds in the prior year quarter was $1,051,000.

In the quarter ended April 30, 1999, net cash provided by financing activities was $1,118,000. Net proceeds from long-term debt of $1,180,000 was partially offset by repayment of capital lease obligations of $62,000. In the prior year quarter, net cash used for financing activities was $3,213,000 to repay capital lease obligations and long-term debt.

The Company's current ratio at April 30, 1999 was 2.4 to 1 versus 2.3 to 1 at January 31, 1999. Debt to total capitalization increased to 52.1 percent from
51.5 percent at January 31, 1999.

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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2001. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At April 30, 1999, the prime rate was 7.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 2.50 percent. The Company had borrowed $1,750,000 under the revolving line of credit at April 30, 1999. Additionally, $721,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility and equipment located in Cicero, Illinois.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and remarketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. Each bond indenture established a trusteed project fund for deposit of the bond proceeds, the balance of which was invested as authorized by the indenture and limited by applicable law. As of October 31, 1998, $1,042,000 of the invested funds had not been disbursed and will be used to redeem a portion of the principal of the bonds outstanding. As provided by the indenture, the Company has directed the trustee to apply such funds to the redemption of Bonds at the earliest possible date, and has reduced the principal portion of the bonds by the amount of unspent funds at April 30, 1999.

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

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years. In addition, on February 16, 1999, the Company obtained a loan from a Danish bank in the amount of 850,000 DKK (approximately $125,000) to finance the purchase of a parcel of land directly adjacent to the manufacturing facility in Assens, Denmark. This loan is secured by the land and building purchased.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities or accounts receivable factoring arrangements at rates competitive in the countries in which the Company operates.

YEAR 2000

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

Costs to Address the Company's Year 2000 Issues

The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of outside contractors to provide assistance with programming. The total Year 2000 costs have not been and are not expected to be material to the Company's financial position or results of operations. As of June 10, 1999, total costs of outside services to reach Year 2000 compliance were estimated to be $100,000.

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




                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           Exhibit No.               Description
           -----------         -----------------------
               27              Financial Data Schedule

(b)      Reports on Form 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MFRI, INC.



Date:    June 11, 1999              /s/ David Unger
                                    ----------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors



Date:    June 11, 1999             /s/ Michael D. Bennett
                                   ------------------------------------------
                                   Michael D. Bennett
                                   Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)