Form 10-Q
period 1999-07-31
MFRI INC
filed 1999-09-13
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended                  July 31, 1999
                                ---------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------   ----------

                         Commission file number 0-18370
                                                -------
                                   MFRI, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           36-3922969
-----------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


7720 Lehigh Avenue                         Niles, Illinois              60714
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


                                 (847) 966-1000
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---
On September 10, 1999, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999. The results of operations for the quarter and six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year 1999.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                           Three Months Ended   Six Months Ended
                                                July  31,          July 31,
                                           ------------------   ----------------
                                             1999    1998        1999    1998
                                            ------- -------     ------- -------
Net sales                                   $36,505 $32,734     $66,044 $62,724
Cost of sales                                27,179  24,299      49,429  46,527
                                            ------- -------     ------- -------
Gross profit                                  9,326   8,435      16,615  16,197

Selling expense                               2,928   2,723       5,695   5,546
General and administrative expense            3,869   3,811       7,332   7,274
                                            ------- -------     ------- -------
Income from operations                        2,529   1,901       3,588   3,377

Interest expense - net                          737     670       1,413   1,246
                                            ------- -------     ------- -------
Income before income taxes                    1,792   1,231       2,175   2,131
Income taxes                                    735     492         892     852
                                            ------- -------     ------- -------
Net income                                  $ 1,057 $   739     $ 1,283 $ 1,279
                                            ======= =======     ======= =======

Net income per common share - basic           $0.21   $0.15       $0.26   $0.26

Net income per common share - diluted         $0.21   $0.14       $0.26   $0.25

Weighted average common shares outstanding    4,922   4,983       4,922   4,982

Weighted average common shares outstanding
  assuming full dilution                      4,932   5,114       4,927   5,108

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)
                                                       July 31,     January 31,
                                                         1999          1999
                                                      ---------     -----------
ASSETS

Current Assets:
  Cash and cash equivalents                           $    654        $   579
  Trade accounts receivable, net                        24,207         20,892
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                 3,821          2,533
  Deferred income taxes                                  2,807          2,812
  Inventories                                           23,601         22,227
  Prepaid expenses and other current assets              2,702          3,126
                                                      --------        -------
    Total current assets                                57,792         52,169

Property, Plant and Equipment, At Cost                  37,347         36,323
Less Accumulated Depreciation                           10,529          9,474
                                                      --------        -------
    Property, plant and equipment, net                  26,818         26,849

Other Assets:
  Goodwill, net                                         13,820         14,200
  Other, net                                             4,707          4,768
                                                      --------        -------
    Total other assets                                  18,527         18,968
                                                      --------        -------
Total Assets                                          $103,137        $97,986
                                                      ========        =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $ 10,282        $ 9,497
  Commissions payable                                    5,899          4,855
  Current maturities of long-term debt                   1,493          1,664
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                    1,486            529
  Other current liabilities                              4,666          6,148
                                                      --------        -------
    Total current liabilities                           23,826         22,693

Long-Term Liabilities:
  Long-term debt, less current maturities               39,319         36,292
  Deferred income taxes                                  2,239          2,257
  Other                                                    844            976
                                                      --------        -------
    Total long-term liabilities                         42,402         39,525

Stockholders' Equity:
  Common stock, $.01 par value,
    authorized-15,000 shares; outstanding -
    4,922 shares at July 31 and January 31                  49             49
    Additional paid-in capital                          21,397         21,397
    Retained earnings                                   15,855         14,572
    Accumulated other comprehensive loss                  (392)          (250)
                                                      ---------       --------
         Total stockholders' equity                     36,909         35,768
                                                      ---------       --------
Total Liabilities and Stockholders' Equity            $103,137        $97,986
                                                      =========       ========


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                       Six Months Ended July 31,
                                                       -------------------------
                                                          1999        1998
                                                         -------     -------
Cash Flows from Operating Activities:
  Net income                                             $ 1,283     $ 1,279
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Provision for depreciation and amortization          1,925       1,632
      Deferred income taxes                                  -          (195)
  Change in operating assets and liabilities:
    Trade accounts receivable                             (3,390)     (1,555)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                            (1,290)     (1,263)
    Inventories                                           (1,457)     (1,167)
    Prepaid expenses and other current assets                412         525
    Current liabilities                                    1,389       4,027
    Other operating assets and liabilities                  (284)       (185)
                                                         --------     -------
Net Cash Flows from Operating Activities                  (1,412)      3,098
                                                         --------     -------

Cash Flows from Investing Activities:
  Increase in restricted cash from
    Industrial Revenue Bonds                                 -         1,432
  Proceeds from sale of property and equipment               342         -
  Net purchases of property and equipment                 (1,830)     (3,825)
  Acquisition of business, net of cash acquired              -        (1,725)
                                                         --------    --------
Net Cash Flows from Investing Activities                  (1,488)     (4,118)
                                                         --------    --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                 (144)       (226)
  Stock options exercised                                    -            53
  Proceeds from long-term debt, net                        3,147         665
                                                         --------    -------
Net Cash Flows from Financing Activities                   3,003         492
                                                         --------    --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                       (28)         13
                                                         --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents          75        (515)

Cash and Cash Equivalents - Beginning of Period              579         976
                                                         --------    --------

Cash and Cash Equivalents - End of Period                $   654     $   461
                                                         ========    ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 1999


1.  Inventories consisted of the following:

      (In thousands)                                  July 31,  January 31,
                                                        1999       1999
                                                      --------  -----------
              Raw materials                           $15,972     $16,313
              Work in process                           2,455       2,494
              Finished goods                            5,174       3,420
                                                      -------     -------
              Total                                   $23,601     $22,227
                                                      =======     =======

2. Supplemental cash flow information:

     (In thousands)                                Six Months Ended July 31,
                                                       1999        1998
                                                      -------     -------
         Cash paid during the quarter for:
              Interest, net of capitalized amounts    $   899     $   539
              Income taxes, net of refunds received       111          48

         Purchase of business:
              Fair value of assets acquired
                (net of cash received)                $    -      $ 1,768
              Cost in excess of net assets acquired        -          352
              Cash paid                                    -       (1,725)
              Note payable to seller                       -         (279)
                                                      -------     --------
         Liabilities assumed                          $    -      $   116
                                                      =======     ========

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

     (In thousands)                         Three Months Ended  Six Months Ended
                                                 July 31,           July 31,
                                            ------------------  ----------------
                                               1999   1998       1999    1998
                                              ------ ------     ------- -------
         Net Income                           $1,057 $  739     $1,283  $1,279
                                              ====== ======     ======  ======

         Basic weighted average common
           shares outstanding                  4,922  4,983      4,922   4,982
         Dilutive effect of stock options         10    131          5     126
                                              ------ ------     ------  ------
         Weighted average common shares
           outstanding assuming full dilution  4,932  5,114      4,927   5,108
                                              ====== ======     ======  ======

         Net income per common share - basic   $0.21  $0.15      $0.26   $0.26
         Net income per common share - diluted $0.21  $0.14      $0.26   $0.25

         At July 31, 1999 and 1998, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 790,000 and 75,000, respectively. These options were outstanding at the end of each of the respective periods.

  4. The components of comprehensive income, net of tax, were as follows:

       (In thousands)                Three Months Ended   Six Months Ended
                                           July 31,           July 31,
                                     ------------------   ----------------
                                        1999    1998        1999    1998
                                       ------  ------      ------  ------
         Net Income                    $1,057  $  739      $1,283  $1,279

         Change in foreign currency
             translation adjustments       31       5        (142)     13
                                       ------  ------      ------- ------
         Comprehensive income          $1,088  $  744      $1,141  $1,292
                                       ======  ======      ======= ======

         Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

            (In thousands)                             July 31,  January 31,
                                                         1999       1999
                                                       -------   -----------
         Accumulated translation adjustment            $ (264)     $ (122)
         Minimum pension liability adjustment (net of
           tax benefit of $79)                           (128)       (128)
                                                       -------     -------
         Total                                         $ (392)     $ (250)
                                                       =======     =======

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

       (In thousands)                Three Months Ended   Six Months Ended
                                         July 31,             July 31,
                                     ------------------   ----------------
                                        1999   1998        1999    1998
                                      ------- -------     ------- -------
         Net Sales:
           Filtration Products        $13,632 $11,665     $27,010 $24,202
           Piping Systems              15,302  13,619      24,606  24,271
           Industrial Process
             Cooling Equipment          7,571   7,450      14,428  14,251
                                      ------- -------     ------- -------
         Total Net Sales              $36,505 $32,734     $66,044 $62,724
                                      ======= =======     ======= =======


         (In thousands)              Three Months Ended   Six Months Ended
                                         July 31,             July 31,
                                     ------------------   ----------------
                                       1999     1998       1999     1998
                                      -------  -------    -------  -------
         Gross Profit:
           Filtration Products        $ 3,504  $ 2,796    $ 6,797  $ 5,747
           Piping Systems               3,374    3,088      5,238    5,609
           Industrial Process
             Cooling Equipment          2,448    2,551      4,580    4,841
                                      -------  -------    -------   ------
         Total Gross Profit           $ 9,326  $ 8,435    $16,615  $16,197
                                      =======  ========   =======  =======

         Income from Operations:
           Filtration Products        $ 1,287  $   864    $ 2,426  $ 1,815
           Piping Systems               1,506      942      1,680    1,412
           Industrial Process
             Cooling Equipment            756    1,009      1,369    1,835
           Corporate                   (1,020)    (914)    (1,887)  (1,685)
                                      -------- --------   -------- --------
         Total Income from Operations $ 2,529  $ 1,901    $ 3,588  $ 3,377
                                      ======== =========  ======== ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

July 31, 1999

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended July 31

Net sales of $36,505,000 for the quarter ended July 31, 1999 increased 11.5 percent from $32,734,000 for the comparable quarter last year. Gross profit of $9,326,000 or 25.5 percent of net sales in the current year quarter increased
10.6 percent from $8,435,000 or 25.8 percent of net sales in the prior year quarter. Net sales increased in all business segments. In terms of dollars, gross profit increased in all business segments with the exception of the industrial process cooling equipment business.

Net income increased 43.0 percent to $1,057,000 or $0.21 per common share (basic) in the current year from $739,000 or $0.15 per common share (basic) in the prior year. The improved margins discussed above, coupled with a reduction in selling, general and administrative expenses as a percentage of net sales, were the major reasons for the increase. Selling, general and administrative expenses in the prior year included legal and settlement costs for the last of three lawsuits acquired in the December 1996 merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger").

Six months ended July 31

Net sales of $66,044,000 for the six months ended July 31, 1999 increased 5.3 percent from $62,724,000 for the comparable period last year. Gross profit of $16,615,000 or 25.2 percent of net sales in the current year increased 2.6 percent from $16,197,000 or 25.8 percent of net sales in the prior year. Net sales increased in all business segments compared to the prior year. In terms of dollars, improved margins in the filtration products business were partially offset by lower margins in the piping systems business and the industrial process cooling equipment business compared with the prior year.

Net income was essentially flat compared with the prior year, increasing 0.3 percent to $1,283,000 or $0.26 per common share (basic) in the current year from $1,279,000 or $0.26 per common share (basic) in the prior year.

Filtration Products Business

Three months ended July 31

Net sales for the quarter ended July 31, 1999 increased 16.9 percent to $13,632,000 from $11,665,000 in the comparable quarter one year ago. This increase is the result of higher sales in all product categories, as well as the inclusion of the results of operations of Nordic Air Filtration A/S ("Nordic Air"), which was acquired in November 1998. The results of Nordic Air were not included in the accounts of the Company prior to its acquisition.

Gross profit as a percent of net sales increased from 24.0 percent in the prior year to 25.7 percent, primarily as a result of the acquisition of Nordic Air and improved manufacturing efficiencies.

Selling expense for the quarter ended July 31, 1999 increased to $1,259,000 from $1,190,000 for the comparable quarter last year, but decreased from 10.2 percent of net sales in the prior year quarter to 9.2 percent in the current year. The dollar increase is attributable to additional sales resources utilized in the current year.

General and administrative expense increased to $958,000 or 7.0 percent of net sales in the current year quarter from $742,000 or 6.4 percent of net sales for the comparable period one year ago. These changes are primarily due to additional administrative resources and expenses resulting from the Nordic Air acquisition and higher management incentive compensation.

Six months ended July 31

Net sales for the six months ended July 31, 1999 increased 11.6 percent to $27,010,000 from $24,202,000 for the comparable period last year. This increase is the result of higher sales in all product categories and the acquisition of Nordic Air.

Gross profit for the six months as a percent of net sales increased from 23.7 percent in the prior year to 25.2 percent, primarily as a result the acquisition of Nordic Air and improved manufacturing efficiencies.

Selling expense for the six months ended July 31, 1999 increased to $2,503,000 from $2,432,000 for the comparable period last year, but decreased from 10.0 percent of net sales in the prior year to 9.3 percent of net sales in the current year. The dollar increase is attributable to additional sales resources utilized in the current year.

General and administrative expense increased to $1,868,000 or 6.9 percent of net sales in the current year from $1,500,000 or 6.2 percent of net sales for the comparable period one year ago. These changes are primarily due to additional administrative resources and expenses resulting from the Nordic Air acquisition and higher management incentive compensation.

Piping Systems Business

Three months ended July 31

Net sales increased 12.4 percent to $15,302,000 for the quarter ended July 31, 1999 from $13,619,000 for the prior year quarter. Increased sales in the district heating and cooling market and sales in the oil and gas market, a relatively new market for the piping systems business, were the primary reasons for the increase. The first shipments in the oil and gas market were made during the third quarter last year.

Gross profit as a percent of net sales decreased from 22.7 percent in the prior year to 22.0 percent, mainly as a result of lower margins on district heating and cooling sales.

Selling expense increased from $629,000 or 4.6 percent of net sales to $700,000 or 4.6 percent of net sales. The increase was the result of sales staff added for the oil and gas and international markets.

General and administrative expense decreased from $1,517,000 or 11.1 percent of net sales in the prior year quarter to $1,168,000 or 7.6 percent of net sales in the current year quarter. General and administrative expense in the prior year included legal and settlement costs related to the disposition of one of the lawsuits acquired in the Midwesco Merger.

Six months ended July 31

Net sales increased 1.4 percent to $24,606,000 for the six months ended July 31, 1999 from $24,271,000 in the prior year comparable period due to sales to the oil and gas market. As mentioned above, shipments in this market began in the third quarter of 1998.

Gross profit as a percent of net sales decreased from 23.1 percent in the prior year to 21.3 percent, mainly resulting from unfavorable product mix of sales in the domestic operations.

Selling expense remained virtually unchanged, increasing slightly from $1,353,000 or 5.6 percent of net sales to $1,363,000 or 5.5 percent of net sales. The percentage decline was the result of the increased sales volume in the current year.

General and administrative expense decreased from $2,844,000 or 11.7 percent of net sales in the prior year to $2,195,000 or 8.9 percent of net sales in the current year. The prior year general and administrative expenses included legal and settlement costs related to the disposition of the last of three lawsuits acquired in the Midwesco Merger described above, legal expenses related to the defense of a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $7,571,000 for the quarter ended July 31, 1999 increased 1.6 percent from $7,450,000 for the comparable quarter in the prior year, mainly due to increased sales to original equipment manufacturers and the inclusion of the operating results of Boe-Therm A/S ("Boe-Therm"), which was acquired on June 1, 1998, for the full quarter in the current year.

Gross profit as a percent of net sales decreased from 34.2 percent for the prior year quarter to 32.3 percent for the comparable period in the current year, primarily due to increased price competition in the current year quarter.

Selling expense increased from $904,000 or 12.1 percent of net sales in the prior year to $970,000 or 12.8 percent of net sales in the current year. Additional sales support for the international market and increased participation in international trade shows are the main reasons for this increase.

General and administrative expense increased from $638,000 or 8.6 percent of net sales to $722,000 or 9.5 percent of net sales. This increase was primarily due to increased research and development costs and additional engineering support for original equipment manufacturers compared to the prior year, coupled with the inclusion of the operating results of Boe-Therm for the full quarter in the current year.

Six months ended July 31

Net sales of $14,428,000 for the six months ended July 31, 1999 increased 1.2 percent from $14,251,000 for the comparable period in the prior year, mainly due to the inclusion of the operating results of Boe-Therm in the current year.

Gross profit as a percent of net sales  decreased from 34.0 percent last year to
31.7 percent in the current year, primarily due to increased price competition and higher material costs in the current year.

Selling expense increased from $1,761,000 last year to $1,829,000 for the current year and from 12.4 percent to 12.7 percent of net sales. This increase was primarily due to the inclusion of the operating results of Boe-Therm in the current year, as well as increased expenses related to the international market.

General and administrative expense increased from $1,245,000 or 8.7 percent of net sales to $1,382,000 or 9.6 percent of net sales. Increased engineering expenses for product support and research and development costs, coupled with the inclusion of the operating results of Boe-Therm in the current year, were the major reasons for the increase.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended July 31

General and administrative expense as a percent of net sales remained at 2.8 percent in both the current year and prior year quarters, but increased to $1,020,000 in the current year quarter from $914,000 in the comparable period in the prior year. The dollar increase was mainly due to an increase in profit-based incentive compensation and building occupancy costs.

Interest expense increased from $670,000 in the prior year to $737,000 in the current year, due to higher borrowings in the current year quarter as a result of the acquisitions of Boe-Therm and Nordic Air, coupled with increased net borrowings under the Industrial Revenue Bonds compared to the prior year.

Six months ended July 31

General and administrative expenses increased from $1,685,000 or 2.7 percent of net sales in the prior year to $1,887,000 or 2.9 percent of net sales in the current year. The dollar increase was primarily due to higher medical claims expenses and building occupancy costs.

Interest expense increased from $1,246,000 in the prior year to $1,413,000 in the current year, due to higher borrowings in the current year as a result of the acquisitions of Boe-Therm and Nordic Air, coupled with increased net borrowings under the Industrial Revenue Bonds compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of July 31, 1999 were $654,000 as compared to $461,000 at January 31, 1998. For the six months ended July 31, 1999, net cash inflows of $3,147,000 from proceeds of long-term debt and $342,000 proceeds from sale of property and equipment were used to fund net operating activities of $1,412,000, net purchases of property and equipment of $1,830,000 and payments on capitalized lease obligations of $144,000.

Net cash used by operating activities was $1,412,000 for the six months ended July 31, 1999, mainly due to increases in accounts receivable. For the six months ended July 31, 1998, net cash provided by operating activities totaled $3,098,000, mainly because of increased current liabilities, primarily accounts payable.

Net cash used for investing activities for the six months ended July 31, 1999 was $1,488,000 versus $4,118,000 for the same period one year ago. Capital expenditures decreased from $3,825,000 in the prior year to $1,830,000 in the current year. This decrease is primarily due to construction in process in the prior year for the manufacturing facility at New Iberia, Louisiana. Proceeds from the sale of property and equipment in the current year were $342,000, mainly resulting from the sale of equipment in New Iberia, Louisiana to a third party in July 1999. The Company leased back the equipment from the third party purchaser. In addition, the Company used $1,725,000 for the acquisition of a business in the prior year, net of cash acquired. Cash received from the restricted cash of the Industrial Revenue Bonds in the prior year was $1,432,000.

Net cash obtained from financing activities for the six months ended July 31, 1999 was $3,003,000 versus $492,000 for the comparable period in the prior year. In the current year, the Company obtained $3,147,000 from net proceeds of long-term debt and utilized $144,000 to repay capitalized lease obligations. The Company obtained $665,000 from net proceeds of long-term debt, $53,000 from stock options exercised and used $226,000 to repay capitalized lease obligations in the prior year.

The Company's current ratio at July 31, 1999 was 2.4 to 1 versus 2.3 to 1 at January 31, 1999. Debt to total capitalization increased to 52.5 percent from
51.5 percent at January 31, 1999.

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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2001. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At July 31, 1999, the prime rate was 8.00 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 2.50 percent. The Company had borrowed $3,600,000 under the revolving line of credit at July 31, 1999. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. Additionally, $394,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility and equipment located in Cicero, Illinois.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and remarketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. Each bond indenture established a trusteed project fund for deposit of the bond proceeds, the balance of which was invested as authorized by the indenture and limited by applicable law. As of October 31, 1998, $1,042,000 of the invested funds had not been disbursed and will be used to redeem a portion of the principal of the bonds outstanding. As provided by the indenture, the Company has directed the trustee to apply such funds to the redemption of Bonds at the earliest possible date, and has reduced the principal portion of the bonds by the amount of unspent funds at July 31, 1999.

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the industrial revenue bonds described above.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility and equipment in Cicero, Illinois acquired in the acquisition of TDC Filter Manufacturing, Inc. in December 1997. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

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

Costs to Address the Company's Year 2000 Issues

The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of outside contractors to provide assistance with programming. The total Year 2000 costs have not been and are not expected to be material to the Company's financial position or results of operations. As of September 10, 1999, total costs of outside services to reach Year 2000 compliance were estimated to be $100,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates as described in the Company's annual report on Form 10-K for the year ended January 31, 1999, which risk is not material.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on June 30, 1999 in order to elect directors. David Unger, Henry M. Mautner, Gene K. Ogilvie, Fati A. Elgendy, Bradley E. Mautner, Don Gruenberg, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

                                                   For              Withheld
                                                ---------           --------
              David Unger                       3,920,474           141,470
              Henry M. Mautner                  3,920,474           141,470
              Gene K. Ogilvie                   3,920,474           141,470
              Fati A. Elgendy                   3,920,474           141,470
              Bradley E. Mautner                3,920,474           141,470
              Don Gruenberg                     3,920,474           141,470
              Arnold F. Brookstone              3,920,474           141,470
              Eugene Miller                     3,920,474           141,470
              Stephen B. Schwartz               3,920,474           141,470
              Dennis Kessler                    3,920,474           141,470

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to, any nominee.

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

                                                     MFRI, INC.



Date:    September 10, 1999        /s/ David Unger
                                   ------------------------------------------
                                   David Unger
                                   Chairman of the Board of Directors



Date:    September 10, 1999        /s/ Michael D. Bennett
                                   -------------------------------------------
                                   Michael D. Bennett
                                   Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)