Form 10-Q
period 1999-10-31
MFRI INC
filed 1999-12-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 1999
                                ----------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------
                         Commission file number 0-18370
                                                -------
                                   MFRI, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            36-3922969
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


7720 Lehigh Avenue               Niles, Illinois                         60714
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


                                 (847) 966-1000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

On December 10, 1999, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999. The results of operations for the quarter and nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year 1999.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)
                                           Three Months Ended  Nine Months Ended
                                               October 31,        October 31,
                                            ----------------   -----------------
                                              1999     1998      1999      1998
                                            -------  -------   --------  -------
Net sales                                   $37,019  $32,418   $103,063  $95,142
Cost of sales                                27,949   24,428     77,378   70,955
                                            -------  -------   --------  -------
Gross profit                                  9,070    7,990     25,685   24,187

Selling expense                               3,105    2,895      8,800    8,441
General and administrative expense            3,595    3,455     10,927   10,729
                                            -------  -------   --------  -------
Income from operations                        2,370    1,640      5,958    5,017

Interest expense - net                          735      705      2,148    1,951
                                            -------  -------   --------  -------
Income before income taxes                    1,635      935      3,810    3,066
Income taxes                                    670      389      1,562    1,241
                                            -------  -------   --------  -------
Net income                                  $   965  $   546   $  2,248  $ 1,825
                                            =======  =======   ========  =======

Net income per common share - basic           $0.20    $0.11      $0.46    $0.37

Net income per common share - diluted         $0.20    $0.11      $0.46    $0.36

Weighted average common shares outstanding    4,922    4,981      4,922    4,982

Weighted average common shares outstanding
  assuming full dilution                      4,937    5,006      4,930    5,074

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                      October 31,   January 31,
                                                         1999          1999
                                                      -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                            $  1,546       $   579
  Trade accounts receivable, net                         26,292        20,892
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                  3,284         2,533
  Deferred income taxes                                   2,807         2,812
  Inventories                                            23,407        22,227
  Prepaid expenses and other current assets               2,723         3,126
                                                       --------       -------
    Total current assets                                 60,059        52,169

Property, Plant and Equipment, At Cost                   38,106        36,323
Less Accumulated Depreciation                            11,075         9,474
                                                       --------       -------
    Property, plant and equipment, net                   27,031        26,849

Other Assets:
  Goodwill, net                                          13,686        14,200
  Other, net                                              4,662         4,768
                                                       --------       -------
    Total other assets                                   18,348        18,968
                                                       --------       -------
Total Assets                                           $105,438       $97,986
                                                       ========       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $ 10,656       $ 9,497
  Commissions payable                                     6,292         4,855
  Current maturities of long-term debt                      546         1,664
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                     1,597           529
  Other current liabilities                               5,368         6,148
                                                       --------       -------
    Total current liabilities                            24,459        22,693

Long-Term Liabilities:
  Long-term debt, less current maturities                40,101        36,292
  Deferred income taxes                                   2,240         2,257
  Other                                                     788           976
                                                       --------       -------
    Total long-term liabilities                          43,129        39,525

Stockholders' Equity:
  Common stock,$.01 par value,
    authorized-15,000 shares; outstanding -
    4,922 shares at October 31 and January 31                49            49
  Additional paid-in capital                             21,397        21,397
  Retained earnings                                      16,820        14,572
  Accumulated other comprehensive loss                     (416)         (250)
                                                       --------       -------
    Total stockholders' equity                           37,850        35,768
                                                       --------       -------
Total Liabilities and Stockholders' Equity             $105,438       $97,986
                                                       ========       =======


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                            Nine Months Ended
                                                               October 31,
                                                           -------------------
                                                            1999        1998
                                                           -------     -------
Cash Flows from Operating Activities:
  Net income                                               $ 2,248     $ 1,825
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Provision for depreciation and amortization            2,882       2,455
      Deferred income taxes                                    -          (225)
  Change in operating assets and liabilities:
    Trade accounts receivable                               (5,381)     (1,492)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                (751)       (366)
    Inventories                                             (1,269)     (1,564)
    Prepaid expenses and other current assets                  878        (373)
    Current liabilities                                      2,402       4,292
    Other operating assets and liabilities                    (427)       (450)
                                                           --------    -------
Net Cash Flows from Operating Activities                       582       4,102
                                                           --------    -------

Cash Flows from Investing Activities:
  Increase in restricted cash from
    Industrial Revenue Bonds                                   -         2,929
  Proceeds from sale of property and equipment                 342         -
  Net purchases of property and equipment                   (2,777)     (5,308)
  Acquisition of business, net of cash acquired                -        (1,725)
                                                           --------    --------
Net Cash Flows from Investing Activities                    (2,435)     (4,104)
                                                           --------    --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                   (195)       (313)
  Stock options exercised                                      -            53
  Proceeds from long-term debt, net                          3,070         957
                                                           -------     -------
Net Cash Flows from Financing Activities                     2,875         697
                                                           -------     -------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         (55)         74
                                                           --------    -------

Net Increase in Cash and Cash Equivalents                      967         769

Cash and Cash Equivalents - Beginning of Period                579         976
                                                           -------     -------

Cash and Cash Equivalents - End of Period                  $ 1,546     $ 1,745
                                                           =======     =======


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 1999





1. Inventories consisted of the following:

   (In thousands)                                     October 31,   January 31,
                                                          1999         1999
                                                      -----------   -----------
   Raw materials                                        $15,915       $16,313
   Work in process                                        2,662         2,494
   Finished goods                                         4,830         3,420
                                                        -------       -------
   Total                                                $23,407       $22,227
                                                        =======       =======

2. Supplemental cash flow information:

   (In thousands)                                        Nine Months Ended
                                                            October 31,
                                                      -----------------------
                                                          1999         1998
                                                        -------       -------
   Cash paid during the quarter for:
     Interest, net of capitalized amounts               $ 1,982       $ 1,670
     Income taxes, net of refunds received                  143           798

   Schedule of noncash financial activities:
     Shares returned from escrow due to settlement of
       legal contingencies related to the merger of
       Midwesco, Inc. into MFRI, Inc.                   $   -         $   527

   Purchase of business:
     Fair value of assets acquired (net of cash
       received)                                        $   -         $ 1,768
     Cost in excess of net assets acquired                  -             352
     Cash paid                                              -          (1,725)
     Note payable to seller                                 -            (279)
                                                        -------       --------
   Liabilities assumed                                  $   -         $   116
                                                        =======       ========

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

   (In thousands)                        Three Months Ended    Nine Months Ended
                                             October 31,           October 31,
                                         ------------------    -----------------
                                           1999      1998       1999      1998
                                          ------    ------     ------    ------
   Net Income                             $  965    $  546     $2,248    $1,825
                                          ======    ======     ======    ======

   Basic weighted average common
     shares outstanding                    4,922     4,981      4,922     4,982
   Dilutive effect of stock options           15        25          8        92
                                          ------    ------     ------    ------
   Weighted average common shares
     outstanding assuming full dilution    4,937     5,006      4,930     5,074
                                          ======    ======     ======    ======

   Net income per common share - basic     $0.20     $0.11      $0.46     $0.37
   Net income per common share - diluted   $0.20     $0.11      $0.46     $0.36

   The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 746,000 and 746,000 for the three months ended October 31, 1999 and 1998, respectively, and 775,000 and 299,000 for the nine months ended October 31, 1999 and 1998, respectively. These options were outstanding at the end of each of the respective periods.

4. The components of comprehensive income, net of tax, were as follows:

                                         Three Months Ended    Nine Months Ended
   (In thousands)                            October 31,           October 31,
                                         ------------------    -----------------
                                           1999      1998       1999      1998
                                          ------    ------     ------    ------
   Net Income                             $  965    $  546     $2,248    $1,825

   Change in foreign currency
     translation adjustments                 (24)      119       (166)      132
                                          -------   ------     -------   ------
   Comprehensive income                   $  941    $  665     $2,082    $1,957
                                          =======   ======     =======   ======

   Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

   (In thousands)                                       October 31,  January 31,
                                                           1999         1999
                                                        -----------  -----------
   Accumulated translation adjustment                     $(288)       $(122)
   Minimum pension liability adjustment (net of
     tax benefit of $79)                                   (128)        (128)
                                                          ------       ------
   Total                                                  $(416)       $(250)
                                                          ======       ======

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

   (In thousands)                        Three Months Ended   Nine Months Ended
                                             October 31,         October 31,
                                         ------------------   -----------------
                                           1999       1998      1999     1998
                                         -------    -------   --------  -------
   Net Sales:
     Filtration Products                 $13,360    $11,771   $ 40,370  $35,973
     Piping Systems                       16,208     13,629     40,814   37,900
     Industrial Process Cooling Equipment  7,451      7,018     21,879   21,269
                                         -------    -------   --------  -------
   Total Net Sales                       $37,019    $32,418   $103,063  $95,142
                                         =======    =======   ========  =======

   Gross Profit:
     Filtration Products                 $ 2,959    $ 2,732   $  9,756  $ 8,479
     Piping Systems                        3,702      2,960      8,940    8,569
     Industrial Process Cooling Equipment  2,409      2,298      6,989    7,139
                                         -------    -------   --------  -------
   Total Gross Profit                    $ 9,070    $ 7,990   $ 25,685  $24,187
                                         =======    =======   ========  =======

   Income from Operations:
     Filtration Products                 $   688    $   837   $  3,114  $ 2,652
     Piping Systems                        1,900      1,008      3,580    2,420
     Industrial Process Cooling Equipment    795        632      2,164    2,467
     Corporate                            (1,013)      (837)    (2,900)  (2,522)
                                         --------   --------  --------- --------
   Total Income from Operations          $ 2,370    $ 1,640   $  5,958  $ 5,017
                                         ========   ========  ========= ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

October 31, 1999

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

RESULTS OF OPERATIONS
---------------------

MFRI, Inc.

Three months ended October 31

Net sales of $37,019,000 for the quarter ended October 31, 1999 increased 14.2 percent from $32,418,000 for the comparable quarter last year. Gross profit of $9,070,000 increased 13.5 percent from $7,990,000 in the prior year quarter. The gross margin of 24.5 percent of net sales in the current year was relatively flat compared with 24.6 percent of net sales in the prior year. Net sales and gross profit increased in all business segments compared with the prior year quarter.

Net income increased 76.7 percent to $965,000 or $0.20 per common share (basic) in the current year from $546,000 or $0.11 per common share (basic) in the prior year. The improved gross profit discussed above, coupled with a reduction in selling, general and administrative expenses as a percentage of net sales, were the major reasons for the increase.

Nine months ended October 31

Net sales of  $103,063,000  for the nine months ended October 31, 1999 increased
8.3 percent from $95,142,000 for the comparable period last year. Gross profit of $25,685,000 in the current year increased 6.2 percent from $24,187,000 in the prior year, while the gross margin decreased from 25.4 percent of net sales in the prior year to 24.9 percent of net sales in the current year. Net sales increased in all business segments compared with the prior year. In terms of dollars, improved gross profit in the filtration products business and the piping systems business were partially offset by lower gross profit in the industrial process cooling equipment business compared with the prior year.

Net income increased 23.2 percent to $2,248,000 or $0.46 per common share (basic) in the current year from $1,825,000 or $0.37 per common share (basic) in the prior year. The improved gross profit discussed above, coupled with a reduction in selling, general and administrative expenses as a percentage of net sales, were the major reasons for the increase. Selling, general and administrative expenses in the prior year included legal and settlement costs for the last of three lawsuits acquired in the December 1996 merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"), legal expenses related to the defense of a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt.

Filtration Products Business

Three months ended October 31

Net sales for the quarter ended October 31, 1999 increased 13.5 percent to $13,360,000 from $11,771,000 in the comparable quarter one year ago. This increase is the result of higher sales in all product categories, as well as the inclusion of the results of operations of Nordic Air Filtration A/S ("Nordic Air"), which was acquired in November 1998. The results of Nordic Air were not included in the accounts of the Company prior to its acquisition.

Gross profit as a percent of net sales decreased from 23.2 percent in the prior year to 22.1 percent in the current year, primarily as a result of competitive pricing pressures and somewhat reduced manufacturing efficiencies in the current year quarter.

Selling expense for the quarter ended October 31, 1999 increased to $1,511,000 or 11.3 percent of net sales from $1,208,000 or 10.3 percent of net sales for the comparable quarter last year. The increase is attributable to the Nordic Air acquisition and additional sales resources utilized by the domestic operations in the current year.

General and administrative expense increased to $760,000 in the current year quarter from $687,000 for the comparable period one year ago, but decreased from
5.8 percent of sales in the prior year to 5.7 percent of sales in the current year. These changes are primarily due to additional administrative resources and expenses resulting from the Nordic Air acquisition and higher profit-based incentive compensation.

Nine months ended October 31

Net sales for the nine months ended October 31, 1999 increased 12.2 percent to $40,370,000 from $35,973,000 for the comparable period last year. This increase is the result of higher sales in all product categories and the acquisition of Nordic Air.

Gross profit for the nine months as a percent of net sales increased from 23.6 percent in the prior year to 24.2 percent in the current year, primarily as a result of a more favorable product mix of sales and improved manufacturing efficiencies during the current year nine-month period.

Selling expense for the nine months ended October 31, 1999 increased to $4,014,000 from $3,640,000 for the comparable period last year, but decreased from 10.1 percent of net sales in the prior year to 9.9 percent of net sales in the current year. The dollar increase is attributable to the Nordic Air acquisition and additional sales resources utilized by the domestic operations in the current year.

General and administrative expense increased to $2,628,000 or 6.5 percent of net sales in the current year from $2,187,000 or 6.1 percent of net sales for the comparable period one year ago. These changes are primarily due to additional administrative resources and expenses resulting from the Nordic Air acquisition and higher profit-based incentive compensation.

Piping Systems Business

Three months ended October 31

Net sales increased 18.9 percent to $16,208,000 for the quarter ended October 31, 1999 from $13,629,000 for the prior year quarter, primarily due to increased sales in the district heating and cooling market.

Gross profit as a percent of net sales increased to 22.8 percent in the current year from 21.7 percent in the prior year, mainly as a result of higher margins on district heating and cooling sales.

Selling expense decreased from $758,000 or 5.6 percent of net sales to $682,000 or 4.2 percent of net sales. A reduction in marketing staff and lower travel expenses were the primary reasons for the decrease.

General and administrative expense decreased from $1,194,000 or 8.8 percent of net sales in the prior year quarter to $1,120,000 or 6.9 percent of net sales in the current year quarter, primarily resulting from lower research and development costs and planned staff reductions.

Nine months ended October 31

Net sales increased 7.7 percent to $40,814,000 for the nine months ended October 31, 1999 from $37,900,000 in the prior year comparable period, mainly due to increased sales in the district heating and cooling market and the oil and gas market.

Gross profit as a percent of net sales decreased from 22.6 percent in the prior year to 21.9 percent in the current year, mainly as a result of a less favorable product mix of sales in the domestic operations.

Selling expense decreased from $2,111,000 or 5.6 percent of net sales in the prior year to $2,045,000 or 5.0 percent of net sales in the current year, primarily due to reduced marketing expenses.

General and administrative expense decreased from $4,038,000 or 10.7 percent of net sales in the prior year to $3,315,000 or 8.1 percent of net sales in the current year. The prior year general and administrative expenses included legal and settlement costs related to the disposition of the last of three lawsuits acquired in the Midwesco Merger, legal expenses related to the defense of a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $7,451,000 for the quarter ended October 31, 1999 increased 6.2 percent from $7,018,000 for the comparable quarter in the prior year mainly due to increased sales to original equipment manufacturers.

Gross profit as a percent of net sales decreased from 32.7 percent for the prior year quarter to 32.3 percent for the current year, primarily due to a slightly less favorable product mix of sales in the current year.

Selling expense remained relatively flat at $912,000 or 12.2 percent of net sales in the current year compared with $929,000 or 13.2 percent of net sales in the prior year. Sales have increased even though selling expenses were essentially unchanged.

General and administrative expense decreased from $737,000 or 10.5 percent of net sales in the prior year to $702,000 or 9.4 percent of net sales in the current year. This decrease was primarily the result of planned staff reductions.

Nine months ended October 31

Net sales of  $21,879,000  for the nine months ended October 31, 1999  increased
2.9 percent from $21,269,000 for the comparable period in the prior year, mainly due to the inclusion of the operating results of Boe-Therm A/S ("Boe-Therm") for the full nine months in the current year. Boe-Therm was acquired on June 1, 1998.

Gross profit as a percent of net sales  decreased from 33.6 percent last year to
31.9 percent in the current year, primarily due to increased price competition and higher material and labor costs in the current year.

Selling expense increased from $2,690,000 last year to $2,741,000 in the current year, but decreased slightly from 12.6 percent of net sales last year to 12.5 percent of net sales in the current year. The dollar increase was primarily due to the inclusion of the operating results of Boe-Therm in the current year.

General and administrative expense increased from $1,982,000 or 9.3 percent of net sales to $2,084,000 or 9.5 percent of net sales. Increased engineering expenses for product support and research and development costs, coupled with the inclusion of the operating results of Boe-Therm in the current year, were the major reasons for the increase.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended October 31

General and administrative expense increased from $837,000 or 2.6 percent of net sales in the prior year quarter to $1,013,000 or 2.7 percent of net sales in the current year quarter, mainly due to increases in profit-based incentive compensation, building occupancy costs and data processing expenses.

Interest expense increased from $705,000 in the prior year to $735,000 in the current year, mainly due to higher borrowings in the current year quarter as a result of the acquisitions of Boe-Therm and Nordic Air, coupled with increased net borrowings under the Industrial Revenue Bonds compared to the prior year quarter.

Nine months ended October 31

General and administrative expenses increased from $2,522,000 or 2.7 percent of net sales in the prior year to $2,900,000 or 2.8 percent of net sales in the current year, primarily due to increases in profit-based incentive compensation, medical claims expenses, building occupancy costs and data processing expenses.

Interest expense increased from $1,951,000 in the prior year to $2,148,000 in the current year, mainly due to higher borrowings in the current year as a result of the acquisitions of Boe-Therm and Nordic Air, coupled with increased net borrowings under the Industrial Revenue Bonds compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of October 31, 1999 were $1,546,000 as compared to $579,000 at January 31, 1999. For the nine months ended October 31, 1999, net cash inflows of $582,000 from operating activities, $3,070,000 net proceeds of long-term debt and $342,000 proceeds from sale of property and equipment were used to fund purchases of property and equipment of $2,777,000 and payments on capitalized lease obligations of $195,000.

Net cash provided by operating activities was $582,000 for the nine months ended October 31, 1999, compared with $4,102,000 for the nine months ended October 31, 1998. Net cash requirements to fund operating assets and liabilities were higher in the current year to support the increase in earnings.

Net cash used for investing activities for the nine months ended October 31, 1999 was $2,435,000 versus $4,104,000 for the same period one year ago. Capital expenditures decreased from $5,308,000 in the prior year to $2,777,000 in the current year. This decrease is primarily due to construction in process in the prior year for the manufacturing facility at New Iberia, Louisiana. Proceeds from the sale of property and equipment in the current year were $342,000, mainly resulting from the sale of certain equipment in New Iberia, Louisiana to a third party in July 1999. The Company leased back the equipment from the third party purchaser. In addition, the Company used $1,725,000 for the acquisition of a business in the prior year, net of cash acquired. Cash received from the restricted cash of the Industrial Revenue Bonds in the prior year was $2,929,000.

Net cash obtained from financing activities for the nine months ended October 31, 1999 was $2,875,000 versus $697,000 for the comparable period in the prior year. In the current year, the Company obtained $3,070,000 from net proceeds of long-term debt and utilized $195,000 to repay capitalized lease obligations. The Company obtained $957,000 from net proceeds of long-term debt, $53,000 from stock options exercised and used $313,000 to repay capitalized lease obligations in the prior year.

The Company's current ratio at October 31, 1999 was 2.5 to 1 versus 2.3 to 1 at January 31, 1999. Debt to total capitalization increased to 51.8 percent from
51.5 percent at January 31, 1999.

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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2001. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At October 31, 1999, the prime rate was 8.25 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 2.50 percent. The Company had borrowed $4,200,000 under the revolving line of credit at October 31, 1999. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. Additionally, $384,000 was drawn under the agreement as letters of credit principally to guarantee performance to third parties resulting from various trade activities and to guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility located in Cicero, Illinois.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and remarketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. Each bond indenture established a trusteed project fund for deposit of the bond proceeds, the balance of which was invested as authorized by the indenture and limited by applicable law. As of October 31, 1998, $1,100,000 of the invested funds had not been disbursed. On November 1, 1999, these undisbursed funds were used to redeem principal of the bonds outstanding. The Company has reduced the principal portion of the bonds by the amount of unspent funds at October 31, 1999.

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the industrial revenue bonds described above.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois acquired with the acquisition of TDC Filter Manufacturing, Inc. in December 1997. The loan bears interest at
6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

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

On August 11, 1999, the Company obtained a term loan in the amount of 3,000,000 DKK (approximately $425,000) from a Danish bank to finance the acquisition of Nordic Air on a long-term basis. The loan bears interest at 6.22 percent and has a term of five years.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates.

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

Costs to Address the Company's Year 2000 Issues

The costs incurred by the Company related to the Year 2000 issue were the time spent by employees to address this issue and the costs of outside contractors to provide assistance with programming. The total Year 2000 costs have not been and are not expected to be material to the Company's financial position or results of operations. As of December 10, 1999, total costs of outside services to reach Year 2000 compliance were estimated to be $100,000.

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

                           PART II - OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit No.              Description
        -----------        -----------------------
           27              Financial Data Schedule


(b)     Reports on Form 8-K

        On September 24, 1999, the Company filed a Current Report on Form 8-K to report, under Item 5 of the form, a summary description of the Rights Agreement which was adopted by the Board of Directors as of September 15, 1999. A copy of the Rights Agreement dated as of September 15, 1999 was filed as Exhibit 4.1 on Item 7.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MFRI, INC.



Date:    December 10, 1999         /s/ David Unger
                                   --------------------------------------------
                                   David Unger
                                   Chairman of the Board of Directors



Date:    December 10, 1999         /s/ Michael D. Bennett
                                   --------------------------------------------
                                   Michael D. Bennett
                                   Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)