Form 10-K405
period 2000-01-31
MFRI INC
filed 2000-05-01
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $15,668,000 based on the closing sale price of $4.125 per share as reported on the NASDAQ National Market on March 31, 2000.

         The number of shares of the registrant's common stock outstanding at March 31, 2000 was 4,922,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document of the registrant are incorporated herein by reference:

             Document                                     Part of Form 10-K
             --------                                     -----------------
Proxy Statement for the 2000 annual meeting of                   III
stockholders

FORM 10-K CONTENTS
JANUARY 31, 2000



Item                                                                  Page
------------------------------------------------------------------------------

Part I:

1.       Business                                                       1
         Company Profile                                                1
         Filtration Products                                            2
         Piping Systems                                                 5
         Industrial Process Cooling Equipment                           7
         Employees                                                     11
         Executive Officers of the Registrant                          11
2.       Properties                                                    13
3.       Legal Proceedings                                             13
4.       Submission of Matters to a Vote of Security Holders           13

Part II:

5.       Market for Registrant's Common Equity and
           Related Stockholder Matters                                 14
6.       Selected Financial Data                                       15
7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   16
7A.      Quantitative and Qualitative Disclosures About Market Risk    24
8.       Financial Statements and Supplementary Data                   24
9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                    24

Part III:

10.      Directors and Executive Officers of the Registrant            24
11.      Executive Compensation                                        24
12.      Security Ownership of Certain Beneficial Owners and
           Management                                                  24
13.      Certain Relationships and Related Transactions                24

Part IV:

14.      Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                    25

Signatures                                                             46

------------------------------------------------------------------------------

                                     PART I



Item 1.  BUSINESS

Company Profile

MFRI, Inc. ("MFRI" or the "Company") has three business segments: Filtration Products, Piping Systems and Industrial Process Cooling Equipment.

The Company's Filtration Products Business is conducted by Midwesco Filter Resources, Inc. ("Midwesco Filter"). Perma-Pipe, Inc. ("Perma-Pipe") conducts the Piping Systems Business. The Industrial Process Cooling Equipment Business is conducted by Thermal Care, Inc. ("Thermal Care"). Midwesco Filter, Perma-Pipe and Thermal Care are wholly owned subsidiaries of MFRI. As used herein, unless the context otherwise requires, the term "Company" includes MFRI and its subsidiaries, Midwesco Filter, Perma-Pipe, Thermal Care, and their respective predecessors.

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

Perma-Pipe engineers, designs and manufactures specialty piping systems and leak detection and location systems. Perma-Pipe's piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flowlines and long lines for oil and mineral transportation. Perma-Pipe's leak detection and location systems are sold as part of many of its piping system products, and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

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

Cartridge collectors and baghouses are typically box-like structures, which operate in a manner similar to a vacuum cleaner. They can contain a single filter element or an array of several thousand cylindrical or envelope filter elements (as short as two feet or as long as 30 feet) within a housing, which is sealed to prevent the particulate from escaping. Exhaust gases are passed through the filtration elements, and the particulate is captured on the media of the filter element. The particulate is removed from the filter element by such methods as mechanical shaking, reverse air flow or compressed air pulse. Cartridge collectors and baghouses are generally used with utility and industrial boilers, cogeneration plants and incinerators and in the chemicals, cement, asphalt, metals, grain and foundry industries, as well as air intake filters for gas turbines.

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

The Company manufactures most of the seamless tube filter bags sold in the United States. Seamless Tube(R) filter bag fabric is knitted by the Company on custom knitting equipment and finished using proprietary fabric stabilization technology. The Company believes this vertically integrated process provides certain advantages over purchased fabric, including lower costs and reduced inventory requirements. In addition, the Company believes the Seamless Tube(R) product furnishes certain users with a filtration medium of superior performance due to its fabric structure, weight and lack of a vertical seam. In certain applications, the structure of the knitted fabric allows equal airflow with a lower pressure differential than conventionally woven fabrics, thereby reducing power costs. In other circumstances, the fabric structure and absence of a vertical seam allow greater airflow at the same pressure differential as conventionally woven fabrics, thereby permitting the filtration of a greater volume of particulate laden gas at no additional cost. The Seamless Tube(R) product often improves filter bag durability, resulting in longer life.

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. These include sonic horns to supplement the removal of particulate from filter bags and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company currently manufactures wire cages and purchases all other filter-related products and accessories for resale, including the exclusive North American marketing rights to a Korean-manufactured line of solenoids, valves and timers used in conjunction with pulsejet collectors. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, leak detection and maintenance services accounts for approximately 13 percent of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at reduced margins. In the fiscal year ended January 31, 2000 ("1999"), no customer accounted for 10 percent or more of net sales of the Company's filtration products and services.

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

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were 11 percent of domestic filtration product sales during the year ended January 31, 2000, have decreased recently as the U.S. dollar has strengthened against certain foreign currencies. Nordic Air Filtration A/S, a wholly owned subsidiary of the Company located in Nakskov, Denmark, manufactures and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry(R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

Backlog. As of January 31, 2000, the dollar amount of backlog (uncompleted firm orders) for filtration products was $18,324,000. As of January 31, 1999, the amount of backlog was $13,737,000. Approximately $2,500,000 of the backlog as of January 31, 2000 is not expected to be completed in 2000.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube(R) products and other cellulose, woven, felted and paper media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes that supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers.

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

Competition. The Filtration Products Business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes that, based on domestic sales, BHA Group, Inc.; the Menardi division of Beacon Industrial Group; W.L. Gore & Associates, Inc. and the Company are the leading suppliers of filter elements, parts and accessories for baghouses. The Company believes that Donaldson Company, Inc.; Farr Company; Clarcor, Inc. and the Company are the leading suppliers of filter elements for cartridge collectors. There are at least 50 smaller competitors, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products and Nordic Air is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

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

Government Regulation. The Company's Filtration Products Business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those adopted by the U.S. Environmental Protection Agency ("U.S. EPA") under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). Although the Company can provide no assurances about what ultimate effect, if any, the Clean Air Act Amendments will have on the Filtration Products Business, the Company believes the Clean Air Act Amendments are likely to have a positive long-term effect on demand for its filtration products and services. Ongoing efforts of the U.S. EPA to reduce the size of particulate regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on demand for the Company's filtration products in future years.

Piping Systems

Products and Services. The Company engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Company's piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flowlines and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold as part of many of its piping systems, and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard or damage equipment or property.

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

The Company's oil and gas flowlines are designed to transport crude oil or natural gas from the well head, either on land or on the ocean floor, to the gathering point. Long lines for oil and mineral transportation are used for solution mining and long line transportation of heated hydrocarbons. These piping systems consist of a carrier pipe made of steel, usually supplied by the customer; insulation made of polyurethane; jackets made of high density polyurethane or polyethylene and sometimes a steel outer pipe, also usually supplied by the customer.

The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor, which utilizes proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a subfloor), and employs a patented digital mapping technique to plot pulse reflections to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable in a monitored cable string of up to five miles in length and is able to determine the location of the wetted cable within five feet. Once wetted cable is detected, the microprocessor utilizes the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone or internet connections. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; Frankfurt, Germany and Hamburg, Germany. They are also used in mission-critical facilities such as those operated by web hosts, application service providers and internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the type of piping systems it sells that manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country. During 1999, no single customer accounted for more than 10 percent of the net sales of the Company's piping systems.

The Company's leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas and tunnels. The Company's district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals, industrial locations and college campuses. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and/or heat loss. The primary users of the Company's insulated flowlines are major oil companies, gas companies and other providers of mineral resources.

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

Marketing. The customer base for the Company's piping system products is industrially and geographically diverse. The Company employs one national sales manager and seven regional sales managers who utilize and assist a network of approximately 85 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems. The Company also sells its piping systems and leak detection and location systems in Europe, through its wholly owned subsidiaries Perma-Pipe Services, Ltd. ("PPSL") and SZE Hagenuk GmbH ("SZE Hagenuk"). In addition, the Company has other arrangements to market its patented leak detection and location systems in many other foreign countries through agents.

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

Backlog. As of January 31, 2000, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $15,539,000, substantially all of which is expected to be completed in 2000. As of January 31, 1999, the amount of backlog was $16,942,000.

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

Industrial Process Cooling Equipment

Products and Services. The Company engineers, designs and manufactures coolers for industrial purposes. The Company's cooling products include: (i) chillers (portable and central); (ii) cooling towers; (iii) plant circulating assemblies;
(iv) water, hot oil, and negative pressure temperature controllers; (v) water treatment equipment and various other accessories; and (vi) replacement parts and accessories relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The principal market for the Company's cooling products is the thermoplastics processing industry. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and reaction injection molding industries.

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

Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that utilize alarms and other electrical options. Thus, each system is unique and customized to meet the individual customer's needs. These plant circulating systems are used as an integral part of central tower and chiller systems. This product line was expanded in 1996 with the introduction of fiberglass reinforced polyester tanks.

Temperature Control Units. Most temperature control units are used by injection molders of plastic parts to remove heat from the molds for the purpose of improving part quality. More than 90 percent of the temperature control units sold in the industry are water units, while the remaining units use oil as the heat transfer medium. Boe-Therm A/S ("Boe-Therm"), a wholly owned subsidiary of the Company, manufactures a complete line of temperature control units, including oil units and negative pressure units. The Company markets Boe-Therm's oil and negative pressure units in the United States. Sales of temperature control units have increased substantially since the introduction of the Company's totally redesigned unit, the RA series, in 1992.

Water Treatment Equipment and Accessories. Sold as an accessory to cooling tower systems, water treatment equipment must be used to protect the equipment that is being cooled. The Company sells units manufactured to its specifications by a supplier that provides all the equipment and chemicals needed to properly treat the water. While a relatively small part of the Company's business, this arrangement allows the Company to offer a complete system to its cooling products customers. In addition, the Company provides other items to complement a system, principally heat exchangers, special valves, and "radiator type" coolers. These items are purchased from suppliers and usually drop-shipped directly to customers.

Parts. The Company strives to fill parts orders within 24 hours and sells parts at competitive margins in order to serve existing customers and to enhance new equipment sales.

Marketing. In general, the Company sells its cooling products in three different markets: domestic thermoplastics processors, the international market, and non-plastics industries that require specialized heat transfer equipment.

Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business. There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is over $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences economic cyclical activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that it will be able to maintain current market share, with potential to increase its market share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Seventeen agencies are responsible for covering the United States and are supported by four regional managers employed by the Company.

Sales of the Company's cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. This activity is currently recovering from a decline in recent years due to the devaluation of the Mexican peso and other Latin American currencies. The Company believes that it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors and consultants, some of which are recognized as leaders in the distribution of plastics machinery throughout Latin America. The acquisition of Boe-Therm in 1998 has resulted in increased sales in Europe and the Far East.

The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment. The Company's sales in the laser industry, metallizing industry, and reaction injection molding industry have been particularly strong. The Company believes that the size of this market is more than $200 million annually. The Company expects growth in this market due to its ability to work with original equipment manufacturers that perceive the Company to be a quality supplier. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company registered the trademark "Thermal Care" with the U.S. Patent and Trademark Office in August 1986.

Backlog. As of January 31, 2000, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $4,747,000, substantially all of which is expected to be completed in 2000. As of January 31, 1999, the amount of backlog was $3,544,000.

Raw Materials and Manufacturing. The Company's domestic production and inventory storage facility utilizes approximately 88,000 square feet. The plant layout is designed to facilitate movement through multiple work centers. The Company uses the Manufacturing Accounting Production Inventory Control System ("MAPICS") to support its manufacturing operations. The status of the customer order at any given moment can be determined through the MAPICS system. Boe-Therm's manufacturing facility in Assens, Denmark is 20,000 square feet.

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

The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers' specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of the tank is coated with an immersion service epoxy and the exterior is painted in a spray booth. In 1996, the Company developed a fiberglass tank for nonferrous applications.

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

Competition. The Company believes that there are at least 15 competitors selling cooling equipment in the domestic plastics market. Three manufacturers, including the Company, collectively share approximately 75 percent of the central system plastics market. Many potential foreign customers with relatively small cooling needs are able to purchase small refrigeration units (portable chillers) that suit their needs and are manufactured in their respective local markets at prices below that which the Company can offer competing products. However, such local manufacturers often lack the technology and products needed for plant-wide cooling. The Company believes that its reputation for producing quality plant-wide cooling products results in a significant portion of the business in this area.

The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in its Industrial Process Cooling Equipment Business. The Company believes that it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing in non-union shops and offering a limited range of products. Some of the Company's competitors have greater financial resources than the Company.

Government Regulation. The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company's competitive position. Management is not aware of the need for any material capital expenditures for environmental control facilities during the remainder of the current fiscal year or for the foreseeable future. Regulations recently promulgated under the Federal Clean Air Act prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Clean Air Act and related laws on the Company.

Employees

As of March 31, 2000, the Company had 834 full-time employees, 110 of whom were engaged in sales and marketing, 108 of whom were engaged in management and administration, and the remainder were engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2000. Most of the production employees of the Company's Industrial
Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and the International Brotherhood of Electrical
Workers Union, pursuant to collective bargaining agreements, both of which expire on June 1, 2000. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee with the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States - Metal Trades Division expires in March 2001.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of the Company as of March 31, 2000:

                                                        Executive Officer of the
                                                             Company or its
                      Age   Position                     Predecessors Since
                      ---   --------                    ------------------------

David Unger            65   Chairman of the Board              1972
                            of Directors, President
                            and Chief Executive
                            Officer
Henry M. Mautner       73   Vice Chairman of the Board         1972
                            of Directors
Gene K. Ogilvie        60   Vice President and Director        1969
Fati A. Elgendy        51   Vice President and Director        1990
Bradley E. Mautner     44   Vice President and Director        1994
Don Gruenberg          57   Vice President and Director        1980
Michael D. Bennett     55   Vice President, Chief              1989
                            Financial Officer,
                            Secretary and Treasurer
Thomas A. Benson       46   Vice President                     1988
Billy E. Ervin         54   Vice President                     1986
J. Tyler Headley       49   Vice President                     1973
Robert A. Maffei       51   Vice President                     1987
Jesse R. Rice          47   Vice President                     1999
Herbert J. Sturm       49   Vice President                     1977

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

Fati A. Elgendy, who has been associated with the Company and its predecessors since 1978, was Vice President, Director of Sales of the Perma-Pipe Division of Midwesco, Inc. from 1990 to 1991. In 1991, he became Executive Vice President of the Perma-Pipe Division, a position he continued to hold after the acquisition by the Company to form Perma-Pipe. In March 1995, Mr. Elgendy became President and Chief Operating Officer of Perma-Pipe.

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

Don Gruenberg has been employed by the Company and its predecessors in various executive capacities since 1974, with the exception of a period in 1979-1980. He has been general manager of Thermal Care or its predecessor since 1980, and was named President and Chief Operating Officer of Thermal Care in 1988. He has been a Vice President and director of the Company since December 1996.

Michael D. Bennett has served as the Chief Financial Officer and Vice President of the Company and its predecessors since August 1989.

Thomas A. Benson has served as Vice President Sales and Marketing of Thermal Care since May 1988.

Billy E. Ervin has been Vice President, Director of Production of Perma-Pipe since 1986.

J. Tyler Headley has been employed by the Company in various executive capacities since 1973 and has served as Vice President, Marketing and Sales of Midwesco Filter since May 1986.

Robert A. Maffei has been Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996. He had served as Vice President, Director of Engineering of Perma-Pipe since 1987 and was an employee of Midwesco, Inc. from 1986 until the acquisition of Perma-Pipe by the Company in 1994.

Jesse R. Rice has been Vice President, Manufacturing of Midwesco Filter since March 1999. He served as Plant Manager for Shenandoah Knitting Mills Inc. of Edinburg, Virginia from 1990 through 1999.

Herbert J. Sturm has served the Company since 1975 in various executive capacities including Vice President, Materials and Marketing Services of Midwesco Filter.

Item 2.  PROPERTIES

The Company's Filtration Products Business has three production facilities. The Winchester, Virginia facility has a total area of 164,500 square feet and is located on 15 acres in a modern industrial park in Winchester, Virginia. The building in Cicero, Illinois has a total area of 130,700 square feet and is located in an industrial neighborhood in Cicero, Illinois. The Company leases a 22,800 square foot facility in an industrial area with adjoining tenants in Nakskov, Denmark. The Company owns the land and buildings in Winchester, Virginia and Cicero, Illinois.

The production facilities for the Company's piping system products are located in Lebanon, Tennessee and New Iberia, Louisiana. The Lebanon facility is located on approximately 24 acres of land in a modern industrial park and is housed in five buildings totalling 130,000 square feet, which contain manufacturing, warehouse and office facilities, as well as a quality assurance laboratory. The Company owns the buildings and the land for the Tennessee facility. The New Iberia production facility is located on leased property at the Port of New Iberia, Louisiana and is comprised of two buildings with a total area of 12,000 square feet, which contain automated manufacturing and warehouse facilities. The Company leases the manufacturing facilities, the land and the building.

The Company's principal executive offices and the production facilities for the Company's Industrial Process Cooling Equipment Business are located in a 131,000 square foot building in Niles, Illinois, which is leased by the Company from two significant management stockholders. The Industrial Process Cooling Equipment Business uses approximately 88,000 square feet of this facility for production and offices. The Industrial Process Cooling Equipment Business also has a 20,000 square foot manufacturing and office facility in Assens, Denmark, which was purchased as part of the Boe-Therm acquisition in June 1998.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sales prices as reported by the Nasdaq National Market for 1998 and for 1999.


                                1998                High          Low
                                ----                -----        -----
First Quarter..............................         $8.75        $7.25
Second Quarter.............................          8.88         7.50
Third Quarter..............................          7.94         4.50
Fourth Quarter.............................          6.13         4.75


                                1999                High          Low
                                ----                -----        -----
First Quarter..............................         $5.25        $2.75
Second Quarter.............................          5.13         4.13
Third Quarter..............................          5.75         3.38
Fourth Quarter.............................          4.69         3.25


As of January 31, 2000, there were approximately 150 stockholders of record, and approximately 1,350 beneficial stockholders, of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 1999, 1998, 1997, 1996 and 1995 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                   1999       1998      1997     1996     1995

                                         Fiscal Year ended January 31,
                                 ----------------------------------------------
(In thousands, except per           2000      1999      1998     1997     1996
share information)                  ----      ----      ----     ----     ----
Statements of Operations Data:
  Net sales                       $137,170  $121,960  $111,240  $93,573  $85,838
  Income from operations             6,980     3,831     6,224    6,396    4,738
  Net income                         2,401       336     2,758    3,230    2,373
  Net income per share - basic        0.49      0.07      0.55     0.71     0.52
  Net income per share - diluted      0.49      0.07      0.54     0.70     0.52

                                               As of January 31,
                                    --------------------------------------------
                                    2000       1999      1998     1997     1996
(In thousands)                      ----       ----      ----     ----     ----
Balance Sheet Data:
  Total assets                     $97,776  $ 97,619  $ 93,395  $75,328  $58,985
  Long-term debt, less
    current portion                 31,357    33,924    33,073   22,627   14,050
  Capitalized leases, less
     current portion                 2,398     2,368     2,202    1,294      217

The following table sets forth statements of operations data for the Company's Industrial Process Cooling Equipment Business. See Note 11 to Notes to Financial Statements. This information was not included in the accounts of the Company prior to December 30, 1996 because the merger of Midwesco, Inc. into MFRI (the "Midwesco Merger") was not effected until December 30, 1996. Since Thermal Care was a division of Midwesco, Inc. prior to the Midwesco Merger, per share data is not available.

                                                              Fiscal Year Ended
                                                                   January 31,
                                                               -----------------
                                                                  1997     1996
(In thousands)                                                    ----     ----
Thermal Care Statements of Operations Data:
  Net sales                                                     $20,036  $19,775
  Income from continuing operations                                 661    1,319
  Net income                                                      1,161      894

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

The Company's fiscal year ends on January 31. Years described as 1999, 1998 and 1997 are the fiscal years ended January 31, 2000, 1999 and 1998, respectively. Balances described as balances as of 1999, 1998 and 1997 are balances as of January 31, 2000, 1999 and 1998, respectively.


RESULTS OF OPERATIONS
---------------------
MFRI, Inc.

                   [GRAPHS APPEAR HERE]

Net Sales              Gross Profit             Net Income
---------              ------------             ----------
(in millions)          (in millions)            (in millions)
1999  137.170          1999  33.186             1999  2.401
1998  121.960          1998  29.666             1998  0.336
1997  111.240          1997  27.935             1997  2.758

1999 Compared to 1998

Net sales increased 12.5 percent in 1999 to $137,170,000 from $121,960,000 in 1998. Gross profit for 1999 was $33,186,000, an increase of 11.9 percent from the $29,666,000 reported in 1998. These increases were primarily due to strong performance in the domestic operations, especially in the Piping Systems Business, coupled with the inclusion of the operations of acquired businesses since their respective dates of acquisition: Boe-Therm A/S ("Boe-Therm") in June 1998 and Nordic Air Filtration A/S ("Nordic Air") in November 1998. The accounts of these businesses were not included in the accounts of the Company prior to their acquisition dates. The gross profit margin as a percent of net sales was
24.2 percent, virtually unchanged from the prior year which was 24.3 percent.

Net income increased from $336,000 or $0.07 per common share (basic) in 1998 to $2,401,000 or $0.49 per common share (basic) in 1999. The improved margins discussed above, coupled with a reduction in selling, general and administrative expenses as a percentage of net sales, were the major reasons for the increase. The Company's operating results are discussed in more detail below.

1998 Compared to 1997

Net sales increased 9.6 percent in 1998 to $121,960,000 from $111,240,000 in 1997. Gross profit for 1998 was $29,666,000, an increase of 6.2 percent from the $27,935,000 reported in 1997. Net sales and gross profit increased in 1998, primarily due to inclusion of the operations of acquired businesses since their respective dates of acquisition: TDC Filter Manufacturing, Inc. ("TDC") in December 1997, Boe-Therm in June 1998 and Nordic Air Filtration in November 1998. Excluding the effects of acquisitions, sales were 1.7 percent lower compared to the prior year. The gross profit margin as a percent of net sales declined from 25.1 percent in 1997 to 24.3 percent in 1998. This decrease was primarily related to volume, as a larger revenue base was anticipated in planning manufacturing resource requirements.

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

Filtration Products Business

The Company's Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 1999, the average order amount was approximately $4,267. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 1999, 1998 and 1997, no customer accounted for 10 percent or more of the net sales of the Company's filtration products and services.

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

--------------------------------------------------------------------------------
Filtration Products Business
(In thousands)
                                                                   % Increase
                                                                   (Decrease)
                                                                  -------------
                                       1999     1998      1997    1999    1998
                                      -------  -------  -------   -----   -----
Net sales                             $56,165  $49,155  $40,145   14.3%   22.4%

Gross profit                           12,730   11,265   10,243   13.0%   10.0%
  As a percentage of net sales          22.7%    22.9%    25.5%

Income from operations                  3,883    3,341    4,140   16.2%  (19.3%)
  As a percentage of net sales           6.9%     6.8%    10.3%

--------------------------------------------------------------------------------

1999 Compared to 1998

Net sales increased 14.3% to $56,165,000 in 1999 from  $49,155,000 in 1998. This increase is the result of higher sales of filter elements for cartridge collectors and baghouses, coupled with the Nordic Air acquisition in November 1998, which contributed incremental sales of $2,591,000 in 1999.

Gross profit as a percent of net sales was 22.7% in 1999 compared to 22.9% in 1998. This decrease is primarily the result of competitive pricing pressures in the marketplace, partially offset by reduced medical claims in the current year.

Selling expense in 1999 increased to $5,334,000 from $4,886,000 in 1998. This increase is attributable to additional sales resources, mainly as a result of the Nordic Air acquisition. Selling expense as a percentage of net sales declined to 9.5 percent in 1999 compared to 9.9 percent in 1998.

General and administrative expense increased in 1999 to $3,513,000 from $3,038,000 in 1998, but remained relatively constant at 6.3 percent of net sales in the current year versus 6.2 percent of net sales in the prior year. The dollar increase resulted from additional administrative resources and expenses, primarily as a result of the Nordic Air acquisition, partially offset by lower management incentive earnings.

1998 Compared to 1997

Net sales increased 22.4% to $49,155,000 in 1998 from  $40,145,000 in 1997. This increase is the result of higher sales of filter elements for cartridge collectors, primarily due to the acquisition of TDC in December 1997 and Nordic Air in November 1998. Acquisitions contributed sales of $9,971,000 and $1,796,000 in 1998 and 1997, respectively.

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

Piping Systems Business

Generally, the Company's leak detection and location systems have higher profit margins than its district heating and cooling piping systems and secondary containment piping systems. The Company has benefitted from continuing efforts to have its leak detection and location systems included as part of the customers' original specifications for construction projects.

Although demand for the Company's secondary containment piping systems is generally affected by the customer's need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 1999, 1998 and 1997, no customer accounted for 10 percent or more of net sales of the Company's piping systems.

The Company's Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 1998 was approximately $28,000. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country.

--------------------------------------------------------------------------------
Piping Systems Business
(In thousands)
                                                                   % Increase
                                                                   (Decrease)
                                                                 ---------------
                                       1999     1998     1997     1999     1998
                                      -------  -------  -------  ------  -------

Net sales                             $51,710  $45,849  $46,232   12.8%   (0.8%)

Gross profit                           11,278    9,861    9,723   14.4%    1.4%
  As a percentage of net sales          21.8%    21.5%    21.0%

Income from operations                  4,030    1,444    2,347  179.1%  (38.5%)
  As a percentage of net sales           7.8%     3.1%     5.1%

--------------------------------------------------------------------------------


1999 Compared to 1998

Net sales increased from $45,849,000 in 1998 to $51,710,000 in 1999, primarily due to higher sales in the district heating and cooling segment of the domestic market.

Gross profit as a  percentage  of sales  increased  from 21.5 percent in 1998 to
21.8 percent in 1999, mainly as a result of improved margins in both the domestic and foreign operations.

Selling expenses increased from $2,658,000 in 1998 to $2,780,000 in 1999 due to increased commission expense related to the increase in sales. Selling expense as a percentage of net sales decreased from 5.8 percent in 1998 to 5.4 percent in 1999.

General and administrative expense decreased from $5,759,000 or 12.6 percent of net sales to $4,468,000 or 8.6 percent of net sales, primarily due to legal and settlement costs related to a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt in the prior year.

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

Industrial Process Cooling Equipment Business

The Company's Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 1999, the average order amount was approximately $13,000. Large orders are generally highly competitive and result in lower profit margins. In 1999, 1998 and 1997, no customer accounted for 10 percent or more of the Company's net sales of cooling equipment.

--------------------------------------------------------------------------------
Industrial Process Cooling Equipment Business
(In thousands)
                                                                   % Increase
                                                                   (Decrease)
                                                                  --------------
                                       1999     1998      1997    1999    1998
                                      -------  -------  -------   -----  -------
Net sales                             $29,295  $26,956  $24,863    8.7%    8.4%

Gross profit                            9,178    8,540    7,969    7.5%    7.2%
  As a percentage of net sales          31.3%    31.7%    32.1%

Income from operations                  2,867    2,378    2,836   20.6%  (16.1%)
  As a percentage of net sales           9.8%     8.8%    11.4%

--------------------------------------------------------------------------------

1999 Compared to 1998

Net sales increased 8.7 percent to $29,295,000 in 1999 from $26,956,000 in 1998, mainly due to an increase in sales to original equipment manufacturers and the inclusion of the operating results of Boe-Therm for an entire year. Boe-Therm's sales to third parties increased $941,000 compared to the prior year.

Gross profit as a percentage of net sales decreased slightly from 31.7 percent in 1998 to 31.3 percent in 1999, primarily due to production inefficiencies in the Boe-Therm operation.

Selling expenses increased from $3,582,000 in 1998 to $3,646,000 in 1999, primarily due to increases in commission expense, expenses related to opening a Boe-Therm sales office in Poland and increased trade show expense. Selling expense as a percentage of net sales decreased from 13.3 percent of net sales in 1998 to 12.4 percent of net sales in 1999.

General and administrative expenses increased from $2,580,000 in 1998 to $2,665,000 in 1999. This increase is due to the inclusion of Boe-Therm for the full year, coupled with higher product support and research and development costs in the first half of 1999. General and administrative expenses decreased as percentage of net sales from 9.6 percent in 1998 to 9.1 percent in 1999.

1998 Compared to 1997

Net sales increased 8.4 percent to $26,956,000 in 1998 from $24,863,000 in 1997, mainly due to inclusion of the operating results of Boe-Therm since its acquisition in June 1998. Boe-Therm's sales were $2,639,000 in 1998.

Gross profit as a percentage of net sales declined slightly from 32.1 percent in 1997 to 31.7 percent in 1998, primarily due to production inefficiencies in the Boe-Therm operation.

Selling expenses increased from $3,055,000 or 12.3 percent of net sales in 1997 to $3,582,000 or 13.3 percent of net sales in 1998. This increase was primarily due to higher commission expense related to sales mix, the inclusion of Boe-Therm's sales expense since the date of acquisition and an increase in advertising expense in the current year.

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

1999 Compared to 1998

General and administrative expenses not allocated to business segments increased
14.0 percent from  $3,332,000 in 1998 to  $3,800,000  in 1999,  primarily due to higher occupancy and employee-related expenses, including an increase in profit-based incentive compensation.

Interest expense was $2,790,000 in 1999, compared to $2,577,000 in 1998. Higher borrowings in the current year as a result of the acquisition of Boe-Therm in June 1998 and the acquisition of Nordic Air in November 1998, coupled with increased net borrowings under the Industrial Revenue Bonds were the primary reasons for the increase. (See also Liquidity and Capital Resources.)

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

Income Taxes

The effective income tax rates were 42.7 percent, 73.2 percent, and 39.8 percent in 1999, 1998 and 1997, respectively. Permanent differences had a greater impact on the effective tax rate in 1998, as pre-tax income was substantially lower than 1997 and 1999. In addition, tax audit issues of $109,000 and adjustments to estimated income tax accruals of $62,000 adversely affected the 1998 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2000 were $665,000 as compared to $579,000 at January 31, 1999. Net cash inflows of $6,096,000 generated from operating activities; $1,042,000 received from the restricted cash of the Industrial Revenue Bonds; $398,000 proceeds from sale of property, plant and equipment; and $52,032,000 received from borrowings were used to fund purchases of property, plant and equipment of $5,032,000; repayment of capitalized lease obligations of $218,000 and repayment of debt of $54,172,000.

Net cash provided by operating activities was $6,096,000 in 1999, mainly due to increased earnings in the current year. In 1998, net cash provided by operating activities was $3,149,000, mainly due to decreases in accounts receivable and increases in current liabilities, partially offset by lower earnings, increased inventory and increased prepaid expenses and other assets.

Net cash used in investing activities in 1999 was $3,592,000 versus $5,584,000 in 1998. Capital expenditures decreased from $6,037,000 in the prior year to $5,032,000 in the current year. This decrease is primarily due to costs incurred to construct equipment for the manufacturing facility in New Iberia, Louisiana in the prior year. Proceeds from sale of property, plant and equipment in the current year was $398,000 compared to $1,699,000 in the prior year, mainly resulting from the sale of the equipment in New Iberia, Louisiana to a third party in November 1998 and July 1999 under a master lease. The Company leased back the equipment from the third-party purchaser and the lease is being accounted for as an operating lease. The Company used $3,132,000 to acquire businesses in 1998. There were no acquisitions in the current year. Cash received from the restricted cash of the Industrial Revenue Bonds in the current year was $1,042,000 compared to $1,886,000 the prior year.

Net cash used in financing activities in 1999 was $2,358,000 compared to net cash obtained from financing activities of $2,045,000 in 1998. In 1999, net cash obtained from borrowings under revolving, term and mortgage loans was $52,032,000, net repayment of capitalized lease obligations was $218,000 and repayment of debt was $54,172,000. In 1998, net cash obtained from borrowings under revolving, term and mortgage loans was $56,296,000, proceeds from stock options exercised were $59,000, net repayment of capitalized lease obligations was $408,000 and repayment of debt was $53,902,000.

The Company's current ratio was 2.2 to 1 at January 31, 2000 and 2.3 to 1 at January 31, 1999. Debt to total capitalization decreased to 49.1 percent at January 31, 2000 from 51.5 percent at January 31, 1999.

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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2001. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At January 31, 2000, the prime rate was 8.50 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 1.50 percent. The Company had no borrowings under the revolving line of credit at January 31, 2000. However, $522,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities and guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility located in Cicero, Illinois.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the Industrial Revenue Bonds described above.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois acquired with the TDC acquisition. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

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

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 DKK (approximately $425,000) to complete the permanent financing of the Nordic Air acquisition. The loan bears interest at 6.22 percent and has a term of five years.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2000, borrowings under these credit arrangements totaled $171,000; an additional $850,000 remained unused. The Company also had outstanding letters of credit in the amount of $147,000 to guarantee performance to third parties of various European trade activities and contracts.

YEAR 2000

The Company expensed approximately $100,000 during 1999 and 1998 in connection with remediating its systems to become Year 2000 compliant. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. Management is still assessing the effects adoption of SFAS No. 133 will have on its financial position, results of operations and cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and limited use of foreign currency denominated debt. The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2000, 1999, and 1998. The next phase of the Euro implementation, the changeover from national currencies to the Euro, is scheduled to begin on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The impact on the Company's cash flows and results of operations from changes in interest rates would not be material because essentially all of the Company's long-term debt is fixed-rate debt.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company as of January 31, 2000 and January 31, 1999 and for each of the three years in the period ended January 31, 2000 and the notes thereto are set forth elsewhere herein.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 2000 annual meeting of stockholders.

         Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.          EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2000 annual meeting of stockholders.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 2000 annual meeting of stockholders.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2000 annual meeting of stockholders.

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
                           Refer to Part II, Item 8 of this report.

                  (2)      Financial Statement Schedule
                           a.  Schedule II - Valuation and Qualifying Accounts

                  (3) The exhibits, as listed in the Exhibit Index set forth on page 47, are submitted as a separate section of this report.

       b. MFRI filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended January 31, 2000.

       c.         See Item 14(a)(3) above.

       d. The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Chicago, Illinois
April 25, 2000

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share information)


                                             1999         1998         1997

                                               Fiscal Year Ended January 31,
                                              2000        1999        1998
----------------------------------------------------------------------------
Net sales                                   $137,170    $121,960    $111,240

Cost of sales                                103,984      92,294      83,305
                                            --------    --------    --------

Gross profit                                  33,186      29,666      27,935

Operating expenses:
  Selling expense                             11,760      11,126       9,279
  General and administrative expense          14,572      14,805      12,801
  Management services agreement - net           (126)        (96)       (369)
                                            ---------   ---------   ---------
    Total operating expenses                  26,206      25,835      21,711
                                            --------    ---------   --------

Income from operations                         6,980       3,831       6,224

Interest expense - net                         2,790       2,577       1,640
                                            --------    --------    --------

Income before income taxes                     4,190       1,254       4,584

Income taxes                                   1,789         918       1,826
                                            --------    --------    --------

Net income                                  $  2,401    $    336    $  2,758
                                            ========    ========    ========

Net income per common share - basic          $0.49        $0.07       $0.55

Net income per common share - diluted        $0.49        $0.07       $0.54

Weighted average common shares outstanding   4,922        4,967       4,971

Weighted average common shares outstanding
  assuming full dilution                     4,928        5,040       5,115












See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)



                                                            As of January 31,
ASSETS                                                       2000       1999
------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                 $   665   $   579
  Trade accounts receivable, less allowance for doubtful
    accounts of $250 in 1999 and $229 in 1998                22,842    20,892
  Accounts receivable - related companies                       313     1,134
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                  2,517     2,533
  Income taxes receivable                                       776       864
  Inventories                                                20,800    22,227
  Deferred income taxes                                       2,432     2,812
  Prepaid expenses and other current assets                   1,150     1,128
                                                            -------   -------
            Total current assets                             51,495    52,169
                                                            -------   -------

Property, Plant and Equipment, Net                           28,473    26,849

Other Assets:
  Patents, net of accumulated amortization                    1,225     1,348
  Goodwill, net of accumulated amortization                  13,499    14,200
  Other assets                                                3,084     3,053
                                                            -------   -------
            Total other assets                               17,808    18,601
                                                            -------   -------

Total Assets                                                $97,776   $97,619
                                                            =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                                    $ 9,700   $ 9,497
  Accounts payable - related companies                           45        45
  Accrued compensation and payroll taxes                      2,970     2,349
  Other accrued liabilities                                   2,307     3,754
  Commissions payable                                         5,640     4,855
  Current maturities of long-term debt                        2,774     1,664
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                    317       529
                                                            -------   -------
            Total current liabilities                        23,753    22,693
                                                            -------   -------

Long-Term Liabilities:
  Long-term debt, less current maturities                    33,755    36,292
  Deferred income taxes                                       1,974     1,890
  Other                                                         466       976
                                                            -------   -------
            Total long-term liabilities                      36,195    39,158
                                                            -------   -------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized 15,000
    shares; 4,922 issued and outstanding in
    1999 and 1998, respectively                                  49        49
  Additional paid-in capital                                 21,397    21,397
  Retained earnings                                          16,973    14,572
  Accumulated other comprehensive loss                         (591)     (250)
                                                            -------   --------
            Total stockholders' equity                       37,828    35,768
                                                            -------   -------

Total Liabilities and Stockholders' Equity                  $97,776   $97,619
                                                            =======   =======






See notes to consolidated financial statements.

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)






                                                                              Accumulated
                                        Common Stock   Additional                 Other
                                        -------------   Paid-in    Retained   Comprehensive  Comprehensive
                                        Shares Amount   Capital    Earnings       Loss           Income
----------------------------------------------------------------------------------------------------------

Balance, February 1, 1997               4,962   $50     $21,384    $11,478       $ (58)

Net income                                                           2,758                       $2,758
Stock options issued in connection
  with the acquisition of
  TDC Filter Manufacturing, Inc.                            369
Stock options exercised                    19               115
Unrealized translation adjustment                                                  (51)             (51)
Other                                                        (4)
                                        -----   ---     --------   -------       ------          -------
Balance January 31, 1998                4,981    50      21,864     14,236        (109)          $2,707
                                                                                                 =======

Net income                                                             336                       $  336
Shares returned from escrow due
    to final settlement of lawsuits
    acquired in the Midwesco Merger       (67)   (1)       (526)
Stock options exercised                     8                59
Minimum pension liability adjustment
    (net of tax benefit of $79)                                                   (128)            (128)
Unrealized translation adjustment                                                  (13)             (13)
                                        -----   ---     --------   -------       ------          -------
Balance January 31, 1999                4,922    49       21,397    14,572        (250)          $  195
                                                                                                 =======

Net income                                                           2,401                       $2,401
Minimum pension liability adjustment
    (net of tax expense of $36)                                                     59               59
Unrealized translation adjustment                                                 (400)            (400)
                                        -----   ----    -------    -------       -------         ------
Balance January 31, 2000                4,922   $ 49    $21,397    $16,973       $(591)          $2,060
                                        =====   ====    =======    =======       ======          =======

















See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      1999       1998         1997

                                                      Fiscal Year Ended January 31,
                                                       2000       1999        1998
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                        $  2,401   $     336   $  2,758
  Adjustments to reconcile net income to
    net cash flows from operating activities:
      Provision for depreciation and amortization      3,893       3,529      2,715
      Deferred income taxes                              454        (254)       276
      Change in operating assets and liabilities,
        net of effects of purchased businesses:
          Accounts receivable                         (1,323)        733     (2,039)
          Income taxes receivable                        114          39       (868)
          Inventories                                  1,240      (1,785)    (1,356)
          Prepaid expenses and other assets             (482)       (556)    (2,394)
          Accounts payable                               300          35       (778)
          Compensation and payroll taxes                 677         650       (102)
          Other accrued liabilities                   (1,178)        422      1,513
                                                    ---------   ---------  ---------
Net Cash Flows from Operating Activities               6,096       3,149       (275)
                                                    ---------   ---------  ---------

Cash Flows from Investing Activities:
  Change in restricted cash from Industrial
    Revenue Bonds                                      1,042       1,886        951
  Acquisitions of businesses, net of cash acquired                (3,132)    (7,293)
  Proceeds from sale of property and equipment           398       1,699       -
  Purchases of property and equipment                 (5,032)     (6,037)    (4,385)
                                                    ---------   ---------  ---------
Net Cash Flows from Investing Activities              (3,592)     (5,584)   (10,727)
                                                    ---------   ---------  ---------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations         (218)       (408)      (509)
  Borrowings under revolving, term and
    mortgage loans                                    52,032      56,296     25,427
  Repayment of debt                                  (54,172)    (53,902)   (16,420)
  Stock options exercised                               -             59        115
                                                    ---------   ---------  ---------
Net Cash Flows from Financing Activities              (2,358)      2,045      8,613
                                                    ---------   ---------  ---------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                       (60)        (7)        (51)
                                                    ---------   --------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents      86       (397)     (2,440)
Cash and Cash Equivalents - Beginning of Year            579        976       3,416
                                                    ---------   --------   ---------
Cash and Cash Equivalents - End of Year             $    665    $   579    $    976
                                                    =========   ========   =========





See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2000, 1999,  AND 1998

Note 1 - Basis of Presentation

MFRI, Inc. ("MFRI") was incorporated on October 12, 1993. MFRI became successor by merger to Midwesco Filter Resources, Inc. ("Midwesco Filter") on January 28, 1994, when all the assets of the Perma-Pipe division of Midwesco, Inc. ("Perma-Pipe") were acquired, subject to specified liabilities, in exchange for cash and common stock of MFRI.

Through the merger of Midwesco, Inc. ("Midwesco") into MFRI on December 30, 1996 (the "Midwesco Merger"), MFRI acquired all the assets of Midwesco's Thermal Care business, subject to specified liabilities, which included the following: all liabilities associated with three lawsuits arising from warranty obligations of Perma-Pipe; Midwesco's rights under leases, primarily its lease of the building in Niles, Illinois that serves as the principal offices of both MFRI and Midwesco and as the manufacturing facility of the Thermal Care business; the deferred tax assets of Midwesco and 1,718,000 shares of the common stock of MFRI owned by Midwesco. Prior to the Midwesco Merger, Midwesco was primarily owned by certain management stockholders of MFRI and their families.

Fiscal Year: The Company's fiscal year ends on January 31. Years described as 1999, 1998 and 1997 are the fiscal years ended January 31, 2000, 1999 and 1998, respectively. Balances described as balances as of 1999, 1998 and 1997 are balances as of January 31, 2000, 1999 and 1998, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of MFRI; its principal wholly owned subsidiaries, Midwesco Filter, Perma-Pipe and Thermal Care, Inc. ("Thermal Care"); and the majority-owned and controlled domestic and foreign subsidiaries of MFRI, Midwesco Filter, Perma-Pipe and Thermal Care (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated.
Acquired businesses are included in the results of operations since their acquisition dates.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories. Inventories consist of the following:

         (In thousands)
                                                             1999        1998
                                                            -------     -------
         Raw materials                                      $15,851     $16,313
         Work in process                                      2,641       2,494
         Finished goods                                       2,308       3,420
                                                            -------     -------
         Total                                              $20,800     $22,227
                                                            =======     =======

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of major facilities and amortized over the asset's estimated useful life. Interest cost capitalized in 1999, 1998 and 1997 was $57,000, $54,000 and $54,000, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

         (In thousands)

                                                              1999        1998
                                                            -------     -------
         Land, buildings and improvements                   $14,815     $13,752
         Machinery and equipment                             18,789      16,248
         Furniture and office equipment                       5,730       5,063
         Transportation equipment                               927       1,260
                                                            -------     -------
                                                             40,261      36,323
         Less accumulated depreciation and amortization      11,788       9,474
                                                            -------     -------
         Property, plant and equipment, net                 $28,473     $26,849
                                                            =======     =======

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line basis over periods ranging from 25 to 40 years. Accumulated amortization was $1,456,000 and $1,015,000 at January 31, 2000 and 1999, respectively.

Patents are capitalized and amortized on the straight-line basis over a period not to exceed the legal lives of the patents. Accumulated amortization was $761,000 and $596,000 at January 31, 2000 and 1999, respectively.

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation or amortization period or to the unamortized balance is warranted. Such evaluation is based on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

Financial Instruments: The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company utilizes forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2000, 1999 and 1998.

Net Income Per Common Share: Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands except per share information)

                                                 1999       1998       1997
                                                ------     -------     ------
Net Income                                      $2,401     $  336      $2,758
                                                ======     =======     ======

Basic weighted average common shares
  outstanding                                    4,922      4,967       4,971

Dilutive effect of stock options                     6         73         144
                                                ------     ------      ------

Weighted average common shares
  outstanding assuming full dilution             4,928      5,040       5,115
                                                ======     ======      ======

Net income per common share - basic             $0.49      $0.07       $0.55

Net income per common share - diluted           $0.49      $0.07       $0.54


In 2000, 1999 and 1998, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 828,000, 411,000 and 45,000, respectively. These options were outstanding at the end of each of the respective years, except for options for 96,000 shares which expired in December 1999.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable, restricted cash and accounts payable are reasonable estimates of their fair value due to their short-term nature. The estimated fair values of the Company's unsecured senior notes totaled $23,360,000 and $25,000,000 at January 31, 2000 and 1999, respectively. The estimated fair value was $1,640,000 lower than the carrying value at January 31, 2000, and approximated the carrying value at January 31, 1999. Estimated fair values are based on interest rates estimated to be available to the Company for debt with similar terms and remaining maturities based on information available as of year-end.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss consists of the following:

                                                           Minimum
                                             Accumulated   Pension
         (In thousands)                      Translation  Liability
                                             Adjustment   Adjustment    Total
                                             -----------  ----------   -------
         Balance - January 31, 1997             $ (58)     $  -         $ (58)
         Unrealized translation adjustment        (51)        -           (51)
                                                ------     ------       ------
         Balance - January 31, 1998              (109)        -          (109)
         Unrealized translation adjustment        (13)        -           (13)
         Minimum pension liability adjustment
             (net of tax benefit of $79)           -         (128)       (128)
                                                ------     -------      ------
         Balance - January 31, 1999              (122)       (128)       (250)
         Unrealized translation adjustment       (400)                   (400)
         Minimum pension liability adjustment
             (net of tax expense of $36)          -            59          59
                                                ------     -------      ------
         Balance - January 31, 2000             $(522)     $  (69)      $(591)
                                                ======     =======      ======

Recent Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. Management is still assessing the effects adoption of SFAS No. 133 will have on its financial position, results of operations and cash flows.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the current period presentation.

Note 3 - Related Party Transactions

The Company leases its primary building from two significant management stockholders under a lease agreement. During 1999 and 1998, the Company paid
$610,000 and $565,000, respectively, under this agreement. The Company also provides certain services and facilities to companies primarily owned by those management shareholders and purchases certain services from those companies under management services agreements. The Company received $365,000 and paid $239,000 under such agreements in 1999. During 1998, the Company received $465,000 and paid $369,000 under such agreements. The Company received $666,000 and paid $297,000 under such agreements in 1997. In addition, the Company leases certain office and warehouse facilities substantially all of which are occupied by a company primarily owned by two significant management stockholders. Rental payments of $211,000, $199,000 and $65,000 were paid directly to the lessor by that company in 1999, 1998 and 1997, respectively.

The lease agreement and the management services agreements have been approved by the Company's Independent Directors (Note 13). Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received under arm's-length transactions.

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

The acquisition was accounted for as a purchase and the accounts of Nordic Air have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($1,587,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 25-year period on the straight-line basis.

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

The acquisition has been accounted for as a purchase and the accounts of Boe-Therm have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($352,000) of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over a 25-year period on the straight-line basis.

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

The acquisition was accounted for as a purchase and the accounts of TDC have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired, based on their estimated fair values. The excess ($5,151,000) of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over a 40-year period on the straight-line basis.

Note 5 - Retention Receivable

Retention is the amount withheld by a customer until a long-term contract is completed. Retention of $603,000 and $512,000 is included in the balance of trade accounts receivable at January 31, 2000 and 1999, respectively.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

         (In thousands)
                                                             1999         1998
                                                           -------      -------
         Costs incurred on uncompleted contracts           $13,792      $15,462
         Estimated earnings                                  3,289        3,979
                                                           -------      -------
         Earned revenue                                     17,081       19,441
         Less billings to date                              14,881       17,437
                                                           -------      -------
         Total                                             $ 2,200      $ 2,004
                                                           =======      =======
         Classified as follows:
             Costs and estimated earnings in excess of
                 billings on uncompleted contracts         $ 2,517      $ 2,533
             Billings in excess of costs and estimated
                 earnings on uncompleted contracts            (317)        (529)
                                                           --------     --------
             Total                                         $ 2,200      $ 2,004
                                                           ========     =======

Note 7 - Debt

Long-term debt consists of the following:

         (In thousands)
                                                             1999         1998
                                                           -------      -------
         Unsecured 7.21% senior notes due 2007             $15,000      $15,000
         Unsecured 6.97% senior notes due 2008              10,000       10,000
         Revolving bank loan                                   -            300
         Industrial Revenue Bonds                            5,200        5,258
         Mortgage notes                                      2,712        2,881
         Capitalized lease obligations (Note 8)              2,592        2,606
         Term loans                                            735          508
         Short-term credit arrangements                        171          674
         Note payable for Nordic Air acquisition               -            527
         Other                                                 119          202
                                                           -------      -------
                                                            36,529       37,956
         Less current maturities                             2,774        1,664
                                                           -------      -------
         Total                                             $33,755      $36,292
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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2001. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At January 31, 2000, the prime rate was 8.50 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 1.50 percent. The Company had no borrowings under the revolving line of credit at January 31, 2000. However, $522,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities and guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility located in Cicero, Illinois.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the Industrial Revenue Bonds described above. On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois acquired with the TDC acquisition. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

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

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 DKK (approximately $425,000) to complete the permanent financing of the Nordic Air acquisition. The loan bears interest at 6.22 percent and has a term of five years.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2000, borrowings under these credit arrangements totaled $171,000; an additional $850,000 remained unused. The Company also had outstanding letters of credit in the amount of $147,000 to guarantee performance to third parties of various European trade activities and contracts.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 2000 - $2,774,000; 2001 - $2,570,000; 2002 -
$4,008,000; 2003 - $4,662,000; 2004 - $3,811,000; thereafter - $18,704,000.

Note 8 - Lease Information

The following is an analysis of property under capitalized leases:

         (In thousands)
                                                    1999              1998
                                                   ------            ------
         Land, building and improvements           $1,197            $1,197
         Machinery and equipment                      322               322
         Furniture and office equipment               653               724
         Transportation equipment                     767               893
                                                   ------            ------
                                                    2,939             3,136
         Less accumulated amortization              1,076             1,193
                                                   ------            ------
                                                   $1,863            $1,943
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

The Company is the lessee of certain office and warehouse facilities substantially all of which are occupied by a company primarily owned by two significant management stockholders. During 1999, 1998 and 1997, all rental payments were made directly to the lessor by that company. Future minimum rental payments under the lease are $207,000 and $18,000 for 2000 and 2001, respectively.

The Company sold equipment for $1,345,000 in November 1998 and $295,000 in July 1999. The equipment was leased back from the purchaser under a master lease agreement for a period of five years. No gain or loss was recognized on these transactions and the lease is being accounted for as an operating lease. The lease requires the Company to pay customary operating and repair expenses. The lease also contains a renewal option at lease termination and purchase options at amounts that approximate fair market value at the end of 54 months and at lease termination.

The Company leases manufacturing and warehouse facilities, transportation equipment and office space under non-cancelable operating leases, which expire through 2010. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At  January  31,  2000,   future   minimum  annual  rental   commitments   under
non-cancelable lease obligations were as follows:

                                                   Capital         Operating
         (In thousands)                            Leases            Leases
                                                   -------         ---------
         2000                                      $  514            $  922
         2001                                         461               571
         2002                                         460               427
         2003                                         459               347
         2004                                         376                56
         Thereafter                                 4,002               218
                                                   ------            ------
                                                    6,272             2,541
         Less amount representing interest          3,680               -
                                                   ------            ------
         Present value of future minimum
           lease payments (Note 7)                 $2,592            $2,541
                                                   ======            ======

Rental expense for operating leases was $944,000, $508,000, and $429,000 in 1999, 1998 and 1997, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income before income taxes:

         (In thousands)                        1999         1998         1997
                                              ------       ------       ------
         Domestic                             $3,509       $1,425       $4,303
         Foreign                                 681         (171)         281
                                              ------       -------      ------
                                              $4,190       $1,254       $4,584
                                              ======       ======       ======

Components of income tax expense are as follows:

         (In thousands)
                                               1999         1998         1997
                                              ------       ------       ------
         Current:
           Federal                            $  881       $  788       $1,441
           Foreign                               275          154          (69)
           State and other                       179          230          178
                                              ------       ------       ------
                                               1,335        1,172        1,550
         Deferred                                454         (254)         276
                                              ------       -------      ------
         Total                                $1,789       $  918       $1,826
                                              ======       =======      ======

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate is as follows:

         (In thousands)
                                               1999         1998         1997
                                              ------     --------       ------
         Tax at federal statutory rate        $1,425     $    426       $1,559
         Foreign rate tax differential            84           52          -
         State taxes, net of federal benefit     163           61          116
         Amortization of cost in excess
           of assets acquired                    108          115           73
         Tax audit issues                        -            109          -
         Adjustment to estimated income
           tax accruals                          -             62          -
         Other - net                               9           93           78
                                              ------     --------       ------
         Total                                $1,789     $    918       $1,826
                                              ======     ========       ======

Components of the deferred income tax asset balances are as follows:

         (In thousands)
                                                            1999         1998
                                                           ------       ------
         Current:
           Accrued commissions                             $1,124       $1,273
           Other accruals not yet deducted                    669          764
           Non-qualified deferred
             compensation                                     217          177
           Inventory valuation allowance                      151          163
           NOL carryforward                                    91           94
           Allowance for doubtful accounts                     68           66
           Inventory uniform capitalization                    50           54
           Foreign acquisition adjustments                     38           45
           Other                                               24          176
                                                          -------       ------
                                                           $2,432       $2,812
                                                          =======       ======

Components of the deferred income tax liability balance are as follows:

         (In thousands)

                                                            1999         1998
                                                           ------       ------
         Depreciation                                      $1,841       $1,743
         Foreign acquisition adjustments                      104          123
         Goodwill                                             344          276
         Other                                               (315)        (252)
                                                           -------      -------
         Total                                             $1,974       $1,890
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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)

                                                            1999         1998
                                                           ------       ------
Accumulated benefit obligations:
    Vested benefits                                        $1,137       $1,123
                                                           ======       ======
    Accumulated benefits                                   $1,159       $1,149
                                                           ======       ======

Change in benefit obligation:
    Benefit obligation - beginning of year                 $1,152       $  985
    Service cost                                               59           49
    Interest cost                                              76           70
    Amendments                                                -            -
    Actuarial (gain) loss                                     (81)          91
    Benefits paid                                             (47)         (43)
                                                           -------      -------
    Benefit obligation - end of year                        1,159        1,152
                                                           ------       -------

Change in plan assets:
    Fair value of plan assets - beginning of year             767          972
    Actual return on plan assets                               74         (162)
    Company contributions                                     129          -
    Benefits paid                                             (47)         (43)
                                                           -------      -------
    Fair value of plan assets - end of year                   923          767
                                                           ------       -------

Funded status                                                (236)        (385)
Unrecognized prior service cost                                89          101
Unrecognized actuarial loss                                   112          210
                                                           ------       ------
Accrued benefit cost recognized in the
    consolidated balance sheet                             $  (35)      $  (74)
                                                           =======      =======

Amounts recognized in the consolidated balance sheet:
        Accrued benefit liability                         $  (236)      $ (382)
        Intangible asset                                       89          101
        Accumulated other comprehensive income                112          207
                                                           ------       -------
Net amount recognized                                     $   (35)      $  (74)
                                                          ========      =======

                                                            1999         1998
                                                           ------       ------
Weighted-average assumptions at end of year:
    Discount rate                                           7.25%        6.75%
    Expected return on plan assets                          8.00%        8.00%
    Rate of compensation increase                            N/A          N/A

Components of net periodic benefit cost:
    Service cost                                          $    59       $   49
    Interest cost                                              76           70
    Expected return on plan assets                            (64)         (79)
    Amortization of prior service cost                         12           21
    Recognized actuarial (gain) loss                            7           (2)
                                                          -------       -------
    Net periodic benefit cost                             $    90       $   59
                                                          =======       =======

401(k) Plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16 percent of total compensation. The Company matches 50 percent of each participant's contribution, up to a maximum of 2 percent of each participant's salary.

Contributions to the 401(k) Plan and its predecessors were $287,000, $256,000, and $243,000 for the years ended January 31, 2000, 1999 and 1998, respectively.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. The cash surrender value of the life insurance contracts is included in other assets and the deferred compensation liability is included in accrued compensation and payroll taxes in the consolidated balance sheet. The charges to expense were $175,000, $247,000, and $150,000 in 1999, 1998 and 1997,
respectively.

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

Intersegment sales and transfers are accounted for as if sales or transfers were to third parties (i.e., at current market prices) and were not material for 1999, 1998 and 1997.

MFRI's  reportable  segments  are  strategic  businesses  that  offer  different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company's business segments:

(In thousands)
                                                 1999         1998       1997
                                               --------    --------    --------
Net Sales:
    Filtration Products                        $ 56,165    $ 49,155    $ 40,145
    Piping Systems                               51,710      45,849      46,232
    Industrial Process Cooling Equipment         29,295      26,956      24,863
                                               --------    --------    --------
Total Net Sales                                $137,170    $121,960    $111,240
                                               ========    ========    ========

Gross Profit:
    Filtration Products                        $ 12,730    $ 11,265    $ 10,243
    Piping Systems                               11,278       9,861       9,723
    Industrial Process Cooling Equipment          9,178       8,540       7,969
                                               --------    --------    --------
Total Gross Profit                             $ 33,186    $ 29,666    $ 27,935
                                               ========    ========    ========

Income from Operations:
     Filtration Products                       $  3,883    $  3,341    $  4,140
     Piping Systems                               4,030       1,444       2,347
     Industrial Process Cooling Equipment         2,867       2,378       2,836
     Corporate                                   (3,800)     (3,332)     (3,099)
                                               ---------   ---------   --------
Total Income from Operations                   $  6,980    $  3,831    $  6,224
                                               ========    ========    ========

Segment Assets:
     Filtration Products                       $ 39,868    $ 40,183    $ 36,116
     Piping Systems                              35,828      36,424      38,701
     Industrial Process Cooling Equipment        14,885      15,330      12,290
     Corporate                                    7,195       5,682       6,288
                                               --------    --------    --------
Total Segment Assets                           $ 97,776    $ 97,619    $ 93,395
                                               ========    ========    ========

Capital Expenditures:
     Filtration Products                       $  1,317    $  2,010    $    788
     Piping Systems                               2,725       2,854       2,713
     Industrial Process Cooling Equipment           171         596         181
     Corporate                                      819         577         703
                                               --------    --------    --------
Total Capital Expenditures                     $  5,032    $  6,037    $  4,385
                                               ========    ========    ========

Depreciation and Amortization:
     Filtration Products                       $  1,359    $  1,154   $     648
     Piping Systems                               1,489       1,407       1,236
     Industrial Process Cooling Equipment           332         240         155
     Corporate                                      713         728         676
                                               --------    --------  ----------
Total Depreciation and Amortization            $  3,893    $  3,529    $  2,715
                                               ========    ========    ========

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)
                                                 1999        1998        1997
                                               --------    --------    --------
Net Sales:
    United States                              $114,726    $106,600    $ 93,632
    Canada                                        5,166       2,511       3,332
    Europe                                       10,593       8,525       7,358
    Mexico, South America, Central America
        and the Carribean                         2,432       1,867       4,533
    Asia                                          3,513       1,487       2,149
    Other                                           740         970         236
                                               --------    --------    --------
Total Net Sales                                $137,170    $121,960    $111,240
                                               ========    ========    ========

Long-Lived Assets:
    United States                              $ 26,874    $ 24,846    $ 22,813
    Europe                                        1,599       2,003         217
                                               --------    --------    --------
Total Long-Lived Assets                        $ 28,473    $ 26,849    $ 23,030
                                               ========    ========    ========

Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)
                                                  1999        1998        1997
                                               --------    --------    --------
Cash paid for:
  Income taxes, net of refunds received        $  1,306    $  1,378    $  2,218
                                               ========    ========    ========
  Interest, net of amounts capitalized         $  2,813    $  2,447    $  1,812
                                               ========    ========    ========

Noncash Financing and Investing Activities:
  Fixed assets acquired under capital leases   $    210    $    425    $    882
                                               ========    ========    ========
  Shares returned from escrow due to
    settlement of legal contingencies
    related to the Midwesco Merger             $    -      $    527    $    -
                                               ========    ========    ========
  Funds held in trust to repay
    Industrial Revenue Bonds                   $    -      $  1,042    $    -
                                               ========    ========    ========

Purchase of businesses:
  Fair value of assets acquired (net of
    cash received)                             $    -      $  3,076    $  7,250
  Cost in excess of net assets acquired             -         1,939       4,822
  Cash paid (net of cash acquired)                  -        (3,132)     (7,293)
  Notes payable to sellers                          -          (829)       -
  Fair value of stock options issued                -           -          (369)
                                               --------    ---------   ---------
Liabilities assumed                           $     -      $  1,054    $  4,410
                                              =========    =========   =========

Note 13 - Stock Options

Under the 1989, 1993 and 1994 Stock Option Plans ("Option Plans"), 150,000, 100,000 and 250,000 shares of common stock, respectively, are reserved for issuance to key employees of the Company and its affiliates as well as certain advisors and consultants to the Company. In addition, under the 1994 Option Plan, an additional one percent of shares of the Company's common stock outstanding have been added to the shares reserved for issuance each February 1, beginning February 1, 1995 and ending February 1, 1997, and an additional two percent of shares of the Company's common stock outstanding are added to the shares reserved for issuance each February 1, beginning February 1, 1998. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plans may be either non-qualified options or incentive options. Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.

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

The following summarizes the changes in options under the plans:

                                        1999                   1998
                                 ----------------------- -----------------------
                                        Weighted Average        Weighted Average
                                 Shares  Exercise Price  Shares  Exercise Price
                                 ------- --------------- ------- ---------------
Outstanding at beginning of year 834,000     $7.16       740,875     $7.04
Granted                          113,600      4.25       118,000      7.96
Exercised                           -          -          (8,375)     6.39
Cancelled                       (125,950)     7.68       (16,500)     7.99
                                ---------    -----       --------    -----
Outstanding at end of year       821,650     $6.68       834,000     $7.16
                                =========    =====       =======     =====

Options exercisable at year-end  511,075                 491,350
                                =========                =======

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at January 31, 2000:

                     Options Outstanding                            Options Exercisable
            ------------------------------------------------- --------------------------------
Range of        Number     Weighted Average                       Number
Exercise    Outstanding at    Remaining     Weighted Average  Exercisable at  Weighted Average
 Prices     Jan. 31, 2000  Contractual Life  Exercise Price   Jan. 31, 2000    Exercise Price
----------- -------------- ---------------- ----------------  --------------  ----------------
$4.00-$4.99    198,050        7.4 years         $4.34             90,850             $4.45
$6.00-$6.99    422,200        6.0 years          6.85            294,950              6.83
$7.00-$7.99     10,000        4.0 years          7.25             10,000              7.25
$8.00-$8.99    116,400        7.7 years          8.09             40,275              8.06
$9.00-$9.99     75,000        8.8 years          9.60             75,000              9.60
              --------        ---------         -----           --------            ------
               821,650        6.8 years         $6.68            511,075             $6.92
              ========        =========         =====           ========             =====

The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 1999, 1998, and 1997, the Company's pro forma net income and earnings per share would have been as follows:

                                                        1999     1998     1997
                                                       ------   ------   ------
    Net income - as reported (in thousands)            $2,401   $  336   $2,758
    Net income - pro forma (in thousands)              $2,115   $   70   $2,577
    Net income per common share - basic, as reported    $0.49    $0.07    $0.55
    Net income per common share - basic, pro forma      $0.43    $0.01    $0.51

The weighted average fair value of options granted during 1999, 1998, and 1997 are estimated at $2.37, $4.01, and $4.04 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        1999     1998     1997
                                                       ------   ------   ------
               Expected volatility                     46.02%   37.90%   39.61%
               Expected life in years                   7.0      7.0      7.0
               Risk-free interest rate                  5.42%    5.64%    6.44%
               Dividend yield                           0.0%     0.0%     0.0%

Note 14 - Stock Rights

On September 15, 1999, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of MFRI's common stock outstanding at the close of business on September 22, 1999. The stock issued after September 22, 1999 and before the redemption or expiration of the Rights are also entitled to one Right for each such additional share. Each Right entitles the registered holders, under certain circumstances, to purchase from the Company one share of MFRI's common stock at $25.00, subject to adjustment. At no time will the Rights have any voting power.

The Rights may not be exercised until 10 days after a person or group acquires 15 percent or more of the Company's common stock, or announces a tender offer that, if consummated, would result in 15 percent or more ownership of the Company's common stock. Separate Rights certificates will not be issued and the Rights will not be traded separately from the stock until then.

Should an acquirer become the beneficial owner of 15 percent or more of the Company's common stock, Rights holders other than the acquirer would have the right to buy common stock in MFRI, or in the surviving enterprise if MFRI is acquired, having a value of two times the exercise price then in effect. Also, MFRI's Board of Directors may exchange the Rights (other than those of the acquirer which will have become void), in whole or in part, at an exchange ratio of one share of MFRI common stock (and/or other securities, cash or other assets having equal value) per Right subject to adjustment. The Rights described in this paragraph and the preceding paragraph shall not apply to an acquisition, merger or consolidation approved by the Company's Board of Directors.

The Rights will expire on September 15, 2009, unless exchanged or redeemed prior to that date. The redemption price is $0.01 per Right. MFRI's Board of Directors may redeem the Rights by a majority vote at any time prior to the 20th day following public announcement that a person or group has acquired 15 percent of MFRI's common stock. Under certain circumstances, the decision to redeem requires the concurrence of a majority of the independent directors.

Note 15 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 1999 and 1998:

(In thousands except per share information)

                                                        1999
                                      ----------------------------------------
                                       First     Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                      -------    -------    -------    -------
Net Sales                             $29,539    $36,505    $37,019    $34,107
Gross Profit                            7,289      9,326      9,070      7,501
Net Income                                226      1,057        965        153
Per Share Data:
    Net income - basic                  $0.05      $0.21      $0.20      $0.03
    Net income - diluted                $0.05      $0.21      $0.20      $0.03

                                                        1998
                                      ----------------------------------------
                                      First      Second      Third     Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                      -------    -------    -------    -------
Net Sales                             $29,990    $32,734    $32,418    $26,818
Gross Profit                            7,762      8,435      7,990      5,479
Net Income                                540        739        546     (1,489)
Per Share Data:
    Net income - basic                  $0.11      $0.15      $0.11     $(0.30)
    Net income - diluted                $0.11      $0.14      $0.11     $(0.30)

Schedule II
                           MFRI, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended January 31, 2000, 1999, AND 1998

-------------------------------- ----------------- ---------------------------------- ------------------ -------------
                Column A             Column B                  Column C                   Column D         Column E
-------------------------------- ----------------- ---------------------------------- ------------------ -------------
                                                               Additions
                                                   ----------------------------------
                                                        (1)
                                    Balance at       Charged to           (2)                             Balance at
                                   Beginning of      Costs and     Charged to Other    Deductions from      End of
              Description             Period          Expenses         Accounts 1        Reserves 2         Period
-------------------------------- ----------------- --------------- ------------------ ------------------ -------------
Year Ended January 31, 2000:
    Allowance for possible
       losses in collection of
       trade receivables             $229,000         $156,000         $   -              $135,000         $250,000
                                     ========         ========         ========           ========         ========

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

                          MFRI, INC.

Date: April 27, 2000      By: /s/ David Unger
                          --------------------------------------------------
                          David Unger,
                          Chairman of the Board of Directors (Principal
                          Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*            Director and Chairman of the           )
                          Board of Directors (Principal        )
                          Executive Officer)                   )
                                                               )
HENRY M. MAUTNER*       Director                               ) April 27, 2000
                                                               )
GENE K. OGILVIE*        Director                               )
                                                               )
FATI A. ELGENDY*        Director                               )
                                                               )
BRADLEY E. MAUTNER*     Director                               )
                                                               )
DON GRUENBERG*          Director                               )
                                                               )
MICHAEL D. BENNETT*     Vice President, Secretary and          )
                          Treasurer (Principal Financial       )
                          and Accounting Officer)              )
                                                               )
ARNOLD F. BROOKSTONE*   Director                               )
                                                               )
EUGENE MILLER*          Director                               )
                                                               )
STEPHEN B. SCHWARTZ*    Director                               )
                                                               )
DENNIS KESSLER*         Director                               )
                                                               )
*By:/s/ David Unger     Individually and as Attorney-in-Fact   )
    ------------------
    David Unger

                                  EXHIBIT INDEX

  Exhibit No.                   Description
--------------    --------------------------------------------------
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

     10(e) 1990 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit
                  10.8 to Registration Statement No. 33-70794]

     10(f)        Form of Directors Indemnification Agreement
                  [Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-70298]

       21         Subsidiaries of MFRI, Inc.

       23         Consent of Deloitte & Touche LLP

       24         Power of Attorney executed by directors
                  and officers of the Company

       27         Financial Data Schedule





------------------------------
*        SEC File No. 33-31850

                                                                   Exhibit 21

MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                                   Exhibit 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3 and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated April 25, 2000, appearing in the Annual Report on Form 10-K of MFRI, Inc. for the year ended January 31, 2000 and to the reference to us under the heading "Experts" in the Prospectuses which are part of Registration Statements No. 333-21951 and No. 333-44787.





DELOITTE & TOUCHE LLP

Chicago, Illinois
April 25, 2000

                                                                Exhibit 24

                                POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENT, that each of the undersigned, being a director or officer, or both, of MFRI, INC., a Delaware corporation (the "Corporation"), does hereby constitute and appoint DAVID UNGER, HENRY M. MAUTNER, GENE K. OGILVIE, FATI A. ELGENDY, DON GRUENBERG, BRADLEY E. MAUTNER and MICHAEL D. BENNETT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to the Corporation's annual report on Form 10-K for the fiscal year ended January 31, 2000, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as director or officer, or both, of the Corporation, as indicated below opposite his signature, to such annual report on Form 10-K or any amendments or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of this 18th day of April, 2000.

/s/ David Unger                                /s/ Arnold F. Brookstone
---------------------------------------        --------------------------------
David Unger, Chairman of the Board of          Arnold F. Brookstone, Director
Directors and President


/s/ Henry M. Mautner                           /s/ Don Gruenberg
---------------------------------------        --------------------------------
Henry M. Mautner, Vice Chairman of the         Don Gruenberg, Director and Vice
Board of Directors                             President

/s/ Gene K. Ogilvie                            /s/ Bradley E. Mautner
---------------------------------------        --------------------------------
Gene K. Ogilvie, Director and Vice             Bradley E. Mautner, Director and
President                                      Vice President

/s/ Michael D. Bennett                         /s/ Eugene Miller
---------------------------------------        --------------------------------
Michael D. Bennett, Vice President,            Eugene Miller, Director
Chief Financial Officer, Secretary
and Treasurer

/s/ Fati A. Elgendy                            /s/ Stephen B. Schwartz
---------------------------------------        --------------------------------
Fati A. Elgendy, Director and Vice             Stephen B. Schwartz, Director
President

/s/ Dennis Kessler
---------------------------------------
Dennis Kessler, Director