Form 10-Q
period 2000-04-30
MFRI INC
filed 2000-06-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended                 April 30, 2000
                               --------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                         Commission file number 0-18370

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

On June 9, 2000, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000. Certain previously reported amounts have been reclassified to conform to the current period presentation. The results of operations for the quarter ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                       2000             1999
                                                      -------          -------
Net sales                                             $34,155          $29,539
Cost of sales                                          26,397           22,250
                                                      -------          -------
Gross profit                                            7,758            7,289

Selling expense                                         3,202            2,825
General and administrative expense                      3,407            3,405
                                                      -------          -------
Income from operations                                  1,149            1,059

Interest expense - net                                    681              676
                                                      -------          -------
Income before income taxes                                468              383
Income taxes                                              192              157
                                                      -------          -------
Net income                                            $   276          $   226
                                                      =======          =======

Net income per common share - basic                     $0.06            $0.05

Net income per common share - diluted                   $0.06            $0.05

Weighted average common shares outstanding              4,922            4,922

Weighted average common shares outstanding
  assuming full dilution                                4,924            4,922

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                  April 30,        January 31,
                                                    2000              2000
                                                  ---------        -----------
ASSETS

Current Assets:
  Cash and cash equivalents                       $  1,022           $   665
  Trade accounts receivable, net                    21,108            22,842
  Costs and estimated earnings in excess
    of billings on uncompleted contracts             5,068             2,517
  Deferred income taxes                              2,426             2,432
  Inventories                                       24,039            20,800
  Prepaid expenses and other current assets          2,045             2,239
                                                  --------           -------
    Total current assets                            55,708            51,495

Property, Plant and Equipment, At Cost              41,576            40,261
Less Accumulated Depreciation                       12,716            11,788
                                                  --------           -------
    Property, plant and equipment, net              28,860            28,473

Other Assets:
  Goodwill, net                                     13,240            13,499
  Other, net                                         4,253             4,309
                                                  --------           -------
    Total other assets                              17,493            17,808
                                                  --------           -------
Total Assets                                      $102,061           $97,776
                                                  ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $ 10,236           $ 9,700
  Commissions payable                                4,905             5,640
  Current maturities of long-term debt               2,718             2,774
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                  637               317
  Other current liabilities                          5,527             5,322
                                                  --------           -------
    Total current liabilities                       24,023            23,753

Long-Term Liabilities:
  Long-term debt, less current maturities           37,776            33,755
  Deferred income taxes                              1,959             1,974
  Other                                                381               466
                                                  --------           -------
    Total long-term liabilities                     40,116            36,195

Stockholders' Equity:
  Common stock, $.01 par value,
    authorized-15,000  shares; outstanding -
    4,922 shares at April 30 and January 31             49                49
  Additional paid-in capital                        21,397            21,397
  Retained earnings                                 17,249            16,973
  Accumulated other comprehensive loss                (773)             (591)
                                                  ---------          --------
    Total stockholders' equity                      37,922            37,828
                                                  --------           -------
Total Liabilities and Stockholders' Equity        $102,061           $97,776
                                                  ========           =======




See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                        2000         1999
                                                      --------      -------
Cash Flows from Operating Activities:
  Net income                                          $    276      $   226
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Provision for depreciation and amortization        1,190          920
      Change in operating assets and liabilities:
        Trade accounts receivable                        1,603        1,508
        Costs and estimated earnings in excess of
          billings on uncompleted contracts             (2,555)      (1,046)
        Inventories                                     (3,320)      (1,620)
        Prepaid expenses and other current assets          187          (30)
        Current liabilities                                455            9
        Other operating assets and liabilities             (96)         (46)
                                                      ---------     --------
Net Cash Flows from Operating Activities                (2,260)         (79)
                                                      ---------     --------

Cash Flows from Investing Activities:
  Net purchases of property and equipment               (1,457)      (1,100)
                                                      ---------     --------
Net Cash Flows from Investing Activities                (1,457)      (1,100)
                                                      ---------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                (56)         (62)
  Borrowings under revolving, term and mortgage loans   14,824        7,685
  Repayment of debt                                    (10,700)      (6,505)
                                                      ---------     --------
Net Cash Flows from Financing Activities                 4,068        1,118
                                                      ---------     --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                           6          (30)
                                                      ---------     --------

Net Increase (Decrease) in Cash and Cash Equivalents       357          (91)

Cash and Cash Equivalents - Beginning of Period            665          579
                                                      --------      --------

Cash and Cash Equivalents - End of Period             $  1,022      $   488
                                                      ========      ========





See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000


1.  Inventories consisted of the following:

    (In thousands)                                April 30,          January 31,
                                                    2000                2000
                                                  --------           -----------
              Raw materials                       $17,948              $15,851
              Work in process                       2,601                2,641
              Finished goods                        3,490                2,308
                                                  -------              -------
              Total                               $24,039              $20,800
                                                  =======              =======


2.  Supplemental cash flow information:

    (In thousands)                                Three Months Ended April 30,
                                                  ----------------------------
                                                    2000                1999
                                                  --------            --------
    Cash paid during the quarter for:
      Interest, net of capitalized amounts        $   574              $   564
      Income taxes, net of refunds received            16                   97

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

    (In thousands)                                Three Months Ended April 30,
                                                  ----------------------------
                                                   2000                 1999
                                                  -------             --------
    Net income                                    $   276             $    226
                                                  =======             ========

    Basic weighted average common shares
      outstanding                                   4,922                4,922
    Dilutive effect of stock options                    2                  -
                                                  -------             --------
    Weighted average common shares
      outstanding assuming full dilution            4,924                4,922
                                                  =======             ========

    Net income per common share - basic             $0.06                $0.05
    Net income per common share - diluted           $0.06                $0.05

    At April 30, 2000 and 1999, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 714,000 and 834,000, respectively. These options were outstanding at the end of each of the respective quarters.

4.  The components of comprehensive income, net of tax, were as follows:

    (In thousands)                                Three Months Ended April 30,
                                                  ----------------------------
                                                   2000                  1999
                                                  -------              -------
    Net income                                    $   276              $   226
    Change in foreign currency translation
      adjustments                                    (182)                (173)
                                                  --------             --------
    Comprehensive income                          $    94              $    53
                                                  ========             ========

    Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

    (In thousands)                                April 30,          January 31,
                                                    2000                 2000
                                                  ---------          -----------
    Accumulated translation adjustment            $  (704)             $  (522)
    Minimum pension liability adjustment
      (net of tax benefit of $43)                     (69)                 (69)
                                                  --------             --------
    Total                                         $  (773)             $  (591)
                                                  ========             ========

5. The Company has three reportable segments under the criteria of Statementof Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs and manufactures chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications.

    (In thousands)                                Three Months Ended April 30,
                                                  ----------------------------
                                                   2000                 1999
                                                  -------              -------
    Net Sales:
      Filtration Products                         $14,385              $13,378
      Piping Systems                               12,701                9,304
      Industrial Process Cooling Equipment          7,069                6,857
                                                  -------              -------
    Total Net Sales                               $34,155              $29,539
                                                  =======              =======

    Gross Profit:
      Filtration Products                         $ 3,345              $ 3,293
      Piping Systems                                2,252                1,864
      Industrial Process Cooling Equipment          2,161                2,132
                                                  -------              -------
    Total Gross Profit                            $ 7,758              $ 7,289
                                                  ========             =======

    Income from Operations:
      Filtration Products                         $  965               $ 1,139
      Piping Systems                                 546                   174
      Industrial Process Cooling Equipment           555                   613
      Corporate                                     (917)                 (867)
                                                  -------              --------
    Total Income from Operations                  $ 1,149              $ 1,059
                                                  =======              =======

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

RESULTS OF OPERATIONS

MFRI, Inc.

Net sales of $34,155,000 for the quarter ended April 30, 2000 increased 15.6 percent from $29,539,000 for the comparable quarter one year ago. Gross profit of $7,758,000 for the current year quarter increased 6.4 percent from $7,289,000 in the prior year quarter. Sales and gross profit increased in all business segments as a result of strong performance in the domestic operations, mainly in the piping systems business. The gross profit margin as a percent of net sales in the current year quarter was 22.7 percent, a decrease from 24.7 percent in the comparable quarter last year.

Net income increased 22.1 percent from $226,000 or $0.05 per common share (diluted) in the prior year to $276,000 or $0.06 per common share (diluted) in the current year. The increase in gross profit discussed above, coupled with a reduction of selling, general and administrative expenses as a percentage of net sales, were the major reasons for the increase.

Filtration Products Business

Net sales for the quarter ended April 30, 2000 increased 7.5 percent to $14,385,000 from $13,378,000 in the comparable quarter one year ago. This increase is the result of higher sales of pleated filter elements and products and services related to filter bags.

Gross profit as a percent of net sales decreased to 23.3 percent from 24.6 percent, primarily as a result of competitive pricing pressures, product mix of sales and manufacturing inefficiencies.

Selling  expense for the quarter ended April 30, 2000 increased to $1,497,000 or
10.4 percent of net sales from $1,302,000 or 9.7 percent of net sales for the comparable quarter last year, primarily due to additional sales resources utilized in the current year.

General and administrative expense increased slightly to $883,000 in the current year quarter from $852,000 for the comparable period one year ago, but decreased as a percentage of net sales from 6.4 percent in the prior year quarter to 6.1 percent in the current year quarter.

Piping System Products Business

Net sales increased 36.5 percent from $9,304,000 in the prior year quarter to $12,701,000 for the quarter ended April 30, 2000. This increase was primarily due to higher domestic sales, particularly sales of long lines for mineral transportation, where the first $2,400,000 of a $5,500,000 sales order was realized in the first quarter of the current year, with the balance expected to be realized in the second quarter.

Gross profit as a percent of net sales decreased from 20.0 percent to 17.7 percent, mainly resulting from a less favorable product mix of sales and an increase in labor costs.

Selling expense increased from $663,000 in the prior year to $705,000 in the current year, but declined as a percentage of net sales from 7.1 percent in the prior year to 5.6 percent in the current year. The dollar increase is primarily due to an increase in commission expense in the current year resulting from the higher sales volume.

General and administrative expense remained relatively flat at $1,001,000 in the current year compared to $1,027,000 in the prior year. As a percentage of net sales, general and administrative expense declined from 11.0 percent in the prior year quarter to 7.9 percent in the current year quarter.

Industrial Process Cooling Equipment Business

Net sales of $7,069,000 for the quarter ended April 30, 2000 increased 3.1 percent from $6,857,000 for the comparable quarter in the prior year, primarily due to increased sales to original equipment manufacturers in the current year.

Gross profit as a percent of net sales decreased from 31.1 percent in the prior year's quarter to 30.6 percent in the current year's quarter, mainly due to a less favorable product mix of sales in the current year.

Selling expense increased to $999,000 or 14.1 percent of net sales in the current year from $859,000 or 12.5 percent of net sales in the prior year. This increase is due to additional personnel needed to expand into new markets, coupled with an increase in commission expense due to the higher sales volume in the current year.

General and administrative expense decreased from $660,000 or 9.6 percent of net sales in the prior year quarter to $607,000 or 8.6 percent of net sales in the current year quarter, primarily due to reductions in personnel costs and research and development expenses in the current year.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

General and administrative expense increased from $867,000 in the prior year quarter to $917,000 in the current year quarter, but declined as a percentage of net sales from 2.9 percent last year to 2.7 percent in the current year. Higher employee-related expenses and building occupancy costs were the main reasons for the dollar increase.

Interest expense remained relatively flat at $681,000 in the quarter ended April 30, 2000 compared to $676,000 in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of April 30, 2000 were $1,022,000 as compared to $665,000 at January 31, 2000. Net proceeds from long-term debt of $4,124,000 were used to fund net cash outflows of $2,260,000 from operating activities, purchases of property, plant and equipment of $1,457,000 and net repayment of capital lease obligations of $56,000.

Net cash outflows from operating activities were $2,260,000 for the three months ended April 30, 2000 versus $79,000 for the same period one year ago. The higher sales volume in the current year increased working capital requirements, primarily to fund increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts compared to the prior year.

Net cash used for investing activities for the quarters ended April 30, 2000 and 1999 were $1,457,000 and $1,100,000, respectively, and consisted of net purchases of property, plant and equipment.

In the quarter ended April 30, 2000, net cash provided by financing activities was $4,068,000. Net proceeds from long-term debt of $4,124,000 were partially offset by repayment of capital lease obligations of $56,000. In the prior year quarter, net cash provided by financing activities was $1,118,000. Net proceeds from long-term debt of $1,180,000 were partially offset by repayment of capital lease obligations of $62,000.

The Company's current ratio at April 30, 2000 was 2.3 to 1 versus 2.2 to 1 at January 31, 2000. Debt to total capitalization increased to 51.6 percent from
49.1 percent at January 31, 2000.

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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of the agreement as most recently amended, the Company may borrow up to $6,000,000 under a revolving line of credit, which matures on March 31, 2001. Extension of the line of credit is presently being negotiated. Interest rates are based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At April 30, 2000, the prime rate was 9.00 percent and the margin added to the LIBOR rate, which is determined each quarter based on the Company's interest coverage ratio, was 1.50 percent. The Company had borrowed $4,200,000 under the revolving line of credit at April 30, 2000. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $522,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility located in Cicero, Illinois; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility.

In 1995, the Company received an aggregate of $6,300,000 of proceeds of Industrial Revenue Bonds which were utilized by the Filtration Products Business in Winchester, Virginia and the Piping Systems Business in Lebanon, Tennessee, and which mature in August and September 2007, respectively. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue or extend prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

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

The Company anticipates that cash flows from operating activities will be sufficient to support scheduled principal repayments through 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through several means: maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and limited use of foreign currency denominated debt. The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2000, 1999, and 1998. During the quarter ended April 30, 2000, the Company received a contract from the Greater Toronto Airport Authority which is expected to generate approximately 5,600,000 Canadian dollar receipts net of Canadian dollar disbursements (approximately $3,900,000). The Company is using forward contracts to hedge risk from exchange rate changes in the Canadian dollar resulting from transactions related to this contract. The forward contracts are scheduled to settle on or near the maturity dates of the anticipated contract transactions. The next phase of the Euro implementation, the changeover from national currencies to the Euro, is scheduled to begin on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The impact on the Company's cash flows and results of operations from changes in interest rates would not be material because a major portion of the Company's long-term debt is fixed-rate or low interest rate Industrial Revenue Bond debt.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.                Description
                  ------------               --------------------------
                       27                    Financial Data Schedule

         (b)      Reports on Form 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MFRI, INC.



Date:    June 12, 2000              /s/ David Unger
                                    -------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors



Date:    June 12, 2000              /s/ Michael D. Bennett
                                    -------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)