Form 10-Q
period 2000-07-31
MFRI INC
filed 2000-09-13
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 2000
                                --------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------     -----------
                         Commission file number 0-18370
                                                -------
                                   MFRI, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                         36-3922969
----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


7720 Lehigh Avenue                  Niles, Illinois                    60714
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

On September 8, 2000, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000. The results of operations for the quarter and six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year 2000.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)
                                           Three Months Ended   Six Months Ended
                                                July 31,            July 31,
                                           ------------------   ----------------
                                             2000     1999       2000     1999
                                            -------  -------    -------  -------
Net sales                                   $41,579  $36,505    $75,734  $66,044
Cost of sales                                32,429   27,179     58,826   49,429
                                            -------  -------    -------  -------
Gross profit                                  9,150    9,326     16,908   16,615

Selling expense                               3,177    2,991      6,379    5,816
General and administrative expense            3,838    3,806      7,245    7,211
                                            -------  -------    -------  -------
Income from operations                        2,135    2,529      3,284    3,588

Interest expense - net                          766      737      1,447    1,413
                                            -------  -------    -------  -------
Income before income taxes                    1,369    1,792      1,837    2,175
Income taxes                                    561      735        753      892
                                            -------  -------    -------  -------
Net income                                  $   808  $ 1,057    $ 1,084  $ 1,283
                                            =======  =======    =======  =======

Net income per common share - basic           $0.16    $0.21      $0.22    $0.26

Net income per common share - diluted         $0.16    $0.21      $0.22    $0.26

Weighted average common shares outstanding    4,922    4,922      4,922    4,922

Weighted average common shares outstanding
     assuming full dilution                   4,922    4,932      4,923    4,927

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)


                                                      July 31,       January 31,
                                                       2000              2000
                                                      --------       -----------
ASSETS

Current Assets:
  Cash and cash equivalents                           $    559         $   665
  Trade accounts receivable, net                        28,208          22,842
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                 4,686           2,517
  Deferred income taxes                                  2,433           2,432
  Inventories                                           24,446          20,800
  Prepaid expenses and other current assets              1,742           2,239
                                                      --------         -------
    Total current assets                                62,074          51,495

Property, Plant and Equipment, At Cost                  42,172          40,261
Less Accumulated Depreciation                           13,558          11,788
                                                      --------         -------
    Property, plant and equipment, net                  28,614          28,473

Other Assets:
  Goodwill, net                                         13,155          13,499
  Other, net                                             4,168           4,309
                                                      --------         -------
    Total other assets                                  17,323          17,808
                                                      --------         -------
Total Assets                                          $108,011         $97,776
                                                      ========         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $ 13,634         $ 9,700
  Commissions payable                                    5,716           5,640
  Current maturities of long-term debt                   2,761           2,774
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      800             317
  Other current liabilities                              5,070           5,322
                                                      --------         -------
    Total current liabilities                           27,981          23,753

Long-Term Liabilities:
  Long-term debt, less current maturities               39,000          33,755
  Deferred income taxes                                  1,963           1,974
  Other                                                    311             466
                                                      --------         -------
    Total long-term liabilities                         41,274          36,195

Stockholders' Equity:
  Common stock, $ .01 par value,
    authorized - 50,000 and 15,000 shares
    at July 31 and January 31, respectively;
    outstanding - 4,922 shares at July 31
    and January 31                                          49              49
  Additional paid-in capital                            21,397          21,397
  Retained earnings                                     18,057          16,973
  Accumulated other comprehensive loss                    (747)           (591)
                                                      ---------        --------
    Total stockholders' equity                          38,756          37,828
                                                      ---------        --------
Total Liabilities and Stockholders' Equity            $108,011         $97,776
                                                      ========         =======


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                       Six Months Ended July 31,
                                                       -------------------------
                                                         2000            1999
                                                       --------        ---------
Cash Flows from Operating Activities:
  Net income                                           $  1,084        $  1,283
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Provision for depreciation and amortization         2,262           1,925
      Change in operating assets and liabilities:
        Trade accounts receivable                        (5,511)         (3,390)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts              (2,180)         (1,290)
        Inventories                                      (3,716)         (1,457)
        Prepaid expenses and other current assets           476             412
        Current liabilities                               4,379           1,389
        Other operating assets and liabilities             (194)           (284)
                                                       ---------       ---------
Net Cash Flows from Operating Activities                 (3,400)         (1,412)
                                                       ---------       ---------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment              -               342
  Net purchases of property and equipment                (2,031)         (1,830)
                                                       ---------       ---------
Net Cash Flows from Investing Activities                 (2,031)         (1,488)
                                                       ---------       ---------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                (111)           (144)
  Borrowings under revolving, term and mortgage loans    25,439          22,776
  Repayment of debt                                     (20,018)        (19,629)
                                                       ---------       ---------
Net Cash Flows from Financing Activities                  5,310           3,003
                                                       ---------       ---------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                       15             (28)
                                                       ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents       (106)             75

Cash and Cash Equivalents - Beginning of Period             665             579
                                                       --------        ---------

Cash and Cash Equivalents - End of Period              $    559        $    654
                                                       ========        =========



See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2000


1.  Inventories consisted of the following:

    (In thousands)                                        July 31,  January 31,
                                                            2000       2000
                                                          -------   -----------
    Raw materials                                         $18,262     $15,851
    Work in process                                         2,777       2,641
    Finished goods                                          3,407       2,308
                                                          -------     -------
    Total                                                 $24,446     $20,800
                                                          =======     =======

2.  Supplemental cash flow information:

    (In thousands)                                     Six Months Ended July 31,
                                                       -------------------------
                                                           2000        1999
                                                          -------     -------
    Cash paid for:
      Interest, net of amounts capitalized                $ 1,402     $   899
      Income taxes, net of refunds received                    38         111

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

    (In thousands)                       Three Months Ended   Six Months Ended
                                               July 31,           July 31,
                                         ------------------   ----------------
                                            2000    1999         2000    1999
                                           ------  -------      ------  ------
    Net income                             $  808  $ 1,057      $1,084  $1,283
                                           ======  =======      ======  ======

    Basic weighted average common
      shares outstanding                    4,922    4,922       4,922   4,922
    Dilutive effect of stock options          -         10           1       5
                                           ------  -------      ------  ------
    Weighted average common shares
      outstanding assuming full dilution    4,922    4,932       4,923   4,927
                                           ======   ======      ======  ======

    Net income per common share - basic     $0.16    $0.21       $0.22   $0.26
    Net income per common share - diluted   $0.16    $0.21       $0.22   $0.26

    The  weighted   average  number  of  stock  options  not  included  in  the computation  of diluted earnings  per  share  of  common stock  because  the options  exercise  price  exceeded  the  average  market price of the common shares were 911,000 and 746,000 for the three months ended July 31, 2000 and
    1999,  respectively,  and  859,000  and  790,000  for  the  six months ended
    July 31, 2000 and 1999, respectively.  These options were outstanding at the end of each of the respective periods.

4. The components of comprehensive income, net of tax, were as follows:

                                        Three Months Ended    Six Months Ended
   (In thousands)                             July 31,             July 31,
                                        ------------------    ----------------
                                           2000     1999        2000     1999
                                         ------    ------      ------   ------
   Net income                            $  808    $1,057      $1,084   $1,283
   Change in foreign currency
     translation adjustments                 26        31        (156)    (142)
                                         ------    ------     --------  -------
   Comprehensive income                  $  834    $1,088      $  928   $1,141
                                         ======    ======      ======   ======

   Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

   (In thousands)                                        July 31,   January 31,
                                                           2000         2000
                                                         --------   -----------
   Accumulated translation adjustment                     $(678)       $(522)
   Minimum pension liability adjustment (net of
     tax benefit of $43)                                    (69)         (69)
                                                          ------       ------
   Total                                                  $(747)       $(591)
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

    (In thousands)                        Three Months Ended  Six Months Ended
                                              July 31,            July 31,
                                          ------------------  -----------------
                                           2000        1999     2000     1999
                                          -------    -------   -------  -------
    Net Sales:
      Filtration Products                 $16,378    $13,632   $30,763  $27,010
      Piping Systems                       16,912     15,302    29,613   24,606
      Industrial Process Cooling Equipment  8,289      7,571    15,358   14,428
                                          -------    -------   -------  -------
    Total Net Sales                       $41,579    $36,505   $75,734  $66,044
                                          =======    =======   =======  =======

    Gross Profit:
      Filtration Products                 $ 3,312    $ 3,504   $ 6,657  $ 6,797
      Piping Systems                        3,109      3,374     5,361    5,238
      Industrial Process Cooling Equipment  2,729      2,448     4,890    4,580
                                          -------    -------   -------  -------
    Total Gross Profit                    $ 9,150    $ 9,326   $16,908  $16,615
                                          =======    =======   =======  =======

    (In thousands)                        Three Months Ended  Six Months Ended
                                              July 31,            July 31,
                                          ------------------  -----------------
                                           2000        1999     2000     1999
                                          -------    -------   -------  -------
     Income from Operations:
      Filtration Products                 $ 1,104    $ 1,287   $ 2,069  $ 2,426
      Piping Systems                        1,217      1,506     1,763    1,680
      Industrial Process Cooling Equipment  1,022        756     1,577    1,369
      Corporate                            (1,208)    (1,020)   (2,125)  (1,887)
                                          --------   --------  -------- --------
    Total Income from Operations          $ 2,135    $ 2,529   $ 3,284  $ 3,588
                                          ========   ========  ======== =======


6. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. Management is still assessing the effects adoption of SFAS No. 133 will have on its financial position, results of operations and cash flows.

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended July 31

Net sales of $41,579,000 for the quarter ended July 31, 2000 increased 13.9 percent from $36,505,000 for the comparable quarter last year. Gross profit of $9,150,000 decreased 1.9 percent from $9,326,000 in the prior year quarter and gross margin declined to 22.0 percent of net sales in the current year from 25.5 percent of net sales in the prior year. Net sales increased in all business segments compared with the prior year quarter. Gross profit and gross margin in the filtration products business and the piping systems business were adversely impacted by lower margins on a large utility contract in the filtration products business and higher than expected costs on two large contracts in the piping systems business.

Net  income  decreased  23.6  percent  to  $808,000  or $0.16 per  common  share
(diluted)  in the  current  year  from  $1,057,000  or $0.21  per  common  share
(diluted) in the prior year mainly due to the reduction in gross profit discussed above and higher selling expenses in the current year.

Six months ended July 31

Net sales of $75,734,000 for the six months ended July 31, 2000 increased 14.7 percent from $66,044,000 for the comparable period last year. Gross profit of $16,908,000 in the current year increased 1.8 percent from $16,615,000 in the prior year, while the gross margin decreased from 25.2 percent of net sales in the prior year to 22.3 percent of net sales in the current year. Net sales increased in all business segments compared with the prior year, while gross profit increased in all business segments except the filtration products business. Margins in the filtration products business and the piping systems business were adversely impacted by lower margins on a large utility contract in the filtration products business and higher than expected costs on two large contracts in the piping systems business.

Net income decreased 15.5 percent to $1,084,000 or $0.22 per common share (diluted) in the current year from $1,283,000 or $0.26 per common share (diluted) in the prior year. The improved gross profit discussed above was more than offset by higher selling expenses in the current year.

Filtration Products Business

Three months ended July 31

Net sales for the quarter ended July 31, 2000 increased 20.1 percent to $16,378,000 from $13,632,000 for the comparable quarter one year ago. This increase is the result of higher sales in all product categories.

Gross profit as a percent of net sales decreased from 25.7 percent in the prior year to 20.2 percent in the current year, primarily as a result of competitive pricing pressures, reduced manufacturing efficiencies and lower margins on a large utility contract in the current year quarter.

Selling expense for the quarter ended July 31, 2000 increased to $1,387,000 from $1,321,000 for the comparable quarter last year, but decreased as a percent of net sales from 9.7 percent in the prior year to 8.5 percent in the current year. The dollar increase is attributable to additional sales resources utilized by the domestic operations in the current year.

General and administrative expense decreased to $821,000 or 5.0 percent of net sales in the current year quarter from $896,000 or 6.6 percent of net sales for the comparable period one year ago, primarily due to reduced profit-based incentive compensation.

Six months ended July 31

Net sales for the six months ended July 31, 2000 increased 13.9 percent to $30,763,000 from $27,010,000 for the comparable period last year. This increase is the result of higher sales in all product categories.

Gross profit for the six months as a percent of net sales decreased from 25.2 percent in the prior year to 21.6 percent in the current year, primarily as a result of competitive pricing pressures, reduced manufacturing efficiencies and lower margins on a large utility contract in the current year six-month period.

Selling expense for the six months ended July 31, 2000 increased to $2,884,000 from $2,623,000 for the comparable period last year, but decreased from 9.7 percent of net sales in the prior year to 9.4 percent of net sales in the current year. The dollar increase is attributable to additional sales resources utilized by the domestic operations in the current year.

General and administrative expense decreased to $1,704,000 or 5.5 percent of net sales in the current year from $1,748,000 or 6.5 percent of net sales for the comparable period one year ago. These changes are primarily due to reduced profit-based incentive compensation.

Piping Systems Business

Three months ended July 31

Net sales increased 10.5 percent to $16,912,000 for the quarter ended July 31, 2000 from $15,302,000 for the prior year quarter. This increase was primarily due to higher domestic sales, particularly sales of secondary containment piping systems and long lines for mineral transportation, where the remaining $2.1 million of a $5.5 million sales order was realized in the second quarter of the current year.

Gross profit as a percent of net sales decreased to 18.4 percent in the current year from 22.0 percent in the prior year, mainly as a result of higher than expected costs on two large contracts.

Selling expense increased from $700,000 to $765,000, but was relatively flat as a percentage of net sales at 4.6 percent in the prior year compared with 4.5 percent in the current year. The dollar increase is primarily due to an increase in commission expense for inside sales personnel in the current year resulting from higher sales volume.

General and administrative expense decreased from $1,168,000 or 7.6 percent of net sales in the prior year quarter to $1,127,000 or 6.7 percent of net sales in the current year quarter, primarily resulting from reduced profit-based incentive compensation.

Six months ended July 31

Net sales increased 20.3 percent to $29,613,000 for the six months ended July 31, 2000 from $24,606,000 in the prior year comparable period, mainly due to increased domestic sales in the all product categories, partially offset by lower sales in the foreign subsidiaries.

Gross profit as a percent of net sales decreased from 21.3 percent in the prior year to 18.1 percent in the current year, mainly as a result of higher than expected costs on two large contracts.

Selling expense increased from $1,363,000 in the prior year to $1,470,000 in the current year, but decreased from 5.5 percent of net sales in the prior year to
5.0 percent of net sales in the current year. The dollar increase is primarily due to an increase in commission expense for inside sales personnel in the current year resulting from the higher sales volume.

General and administrative expense decreased to $2,128,000 or 7.2 percent of net sales in the current year from $2,195,000 or 8.9 percent of net sales in the prior year, mainly because of lower product development costs in the current year.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $8,289,000 for the quarter ended July 31, 2000 increased 9.5 percent from $7,571,000 for the comparable quarter in the prior year, mainly due to increased sales to original equipment manufacturers.

Gross margin increased from 32.3 percent of net sales in the prior year quarter to 32.9 percent of net sales in the current year quarter, primarily due to a more favorable product mix of sales.

Selling expense increased to $1,025,000 in the current year from $970,000 in the prior year, but decreased as a percentage of net sales from 12.8 percent in the prior year to 12.4 percent in the current year. The dollar increase is due to additional personnel needed to expand into new markets.

General and administrative expense decreased from $722,000 or 9.5 percent of net sales in the prior year to $682,000 or 8.2 percent of net sales in the current year. This decrease was primarily the result of lower product development costs.

Six months ended July 31

Net sales of $15,358,000 for the six months ended July 31, 2000 increased 6.4 percent from $14,428,000 for the comparable period in the prior year, mainly due to increased sales to original equipment manufacturers.

Gross margin was relatively flat at 31.8 percent of net sales in the current year compared with 31.7 percent of net sales in the prior year.

Selling expense increased from $1,829,000 or 12.7 percent of net sales in the prior year to $2,024,000 or 13.2 percent of net sales in the current year. This increase was primarily the result of additional personnel needed to expand into new markets, coupled with higher commission expenses.

General and administrative expense decreased from $1,382,000 or 9.6 percent of net sales to $1,289,000 or 8.4 percent of net sales, mainly due to lower product development costs.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended July 31

General and administrative expense increased from $1,020,000 or 2.8 percent of net sales in the prior year quarter to $1,208,000 or 2.9 percent of net sales in the current year quarter, mainly due to higher medical claims expenses, building occupancy costs and employee-related expenses.

Interest expense remained relatively flat at $766,000 for the quarter ended July 31, 2000 compared to $737,000 for the prior year quarter.

Six months ended July 31

General and administrative expenses increased from $1,887,000 in the prior year to $2,125,000 in the current year, but decreased as a percentage of net sales from 2.9 percent in the prior year to 2.8 percent in the current year. The dollar increase was primarily due to increases in building occupancy costs and employee-related expenses.

Interest expense remained relatively flat at $1,447,000 for the six months ended July 31, 2000 compared to $1,413,000 for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of July 31, 2000 were $559,000 as compared to $654,000 at July 31, 1999. For the six months ended July 31, 2000, $5,421,000 net proceeds of long-term debt were used to fund net operating activities of $3,400,000, net purchases of property and equipment of $2,031,000 and payments on capitalized lease obligations of $111,000.

Net cash used by operating activities was $3,400,000 for the six months ended July 31, 2000, compared with $1,412,000 for the six months ended July 31, 1999. The higher sales volume in the current year increased working capital requirements, primarily to fund increases in inventories, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used for investing activities for the six months ended July 31, 2000 was $2,031,000 versus $1,488,000 for the same period one year ago. Capital expenditures increased from $1,830,000 in the prior year to $2,031,000 in the current year. Proceeds from the sale of property and equipment in the prior year were $342,000, mainly resulting from the sale of certain equipment in New Iberia, Louisiana to a third party in July 1999. The Company leased back the equipment from the third party purchaser.

Net cash obtained from financing activities for the six months ended July 31, 2000 was $5,310,000 versus $3,003,000 for the comparable period in the prior year. In the current year, the Company obtained $5,421,000 from net proceeds of long-term debt and utilized $111,000 to repay capitalized lease obligations. The Company obtained $3,147,000 from net proceeds of long-term debt and used $144,000 to repay capitalized lease obligations in the prior year.

The Company's current ratio was 2.2 to 1 at July 31, 2000 and January 31, 2000. Debt to total capitalization increased to 51.9 percent at July 31, 2000 from
49.1 percent at January 31, 2000.

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

On December 19, 1996, the Company entered into an unsecured credit agreement with a bank. Under the terms of this agreement as in effect at July 31, 2000, the Company could borrow up to $6,000,000 under a revolving line of credit. Interest rates were based on one of two options selected by the Company at the time of each borrowing - the prime rate or the LIBOR rate plus a margin for the term of the loan. At July 31, 2000, the prime rate was 9.50 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 1.50 percent. The Company had borrowed $5,500,000 under the revolving line of credit at July 31, 2000. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $528,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance of certain repairs and payment of property taxes and insurance related to the mortgage note secured by the manufacturing facility located in Cicero, Illinois; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. On August 8, 2000, the December 19, 1996 credit agreement was terminated and the Company entered into an amended and restated unsecured credit agreement with the bank. Under the terms of the August 8 agreement, the Company may borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the bank for the term of the loan.

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



                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on June 27, 2000. David Unger, Henry M. Mautner, Gene K. Ogilvie, Fati A. Elgendy, Bradley E. Mautner, Don Gruenberg, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

                                                    For          Withheld
                                                 ---------       --------
              David Unger                        3,701,207       290,685
              Henry M. Mautner                   3,695,907       295,985
              Gene K. Ogilvie                    3,718,092       273,800
              Fati A. Elgendy                    3,720,292       271,600
              Bradley E. Mautner                 3,718,292       273,600
              Don Gruenberg                      3,718,292       273,600
              Arnold F. Brookstone               3,712,992       278,900
              Eugene Miller                      3,712,992       278,900
              Stephen B. Schwartz                3,718,292       273,600
              Dennis Kessler                     3,718,292       273,600

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to, any nominee.

At the annual meeting, the stockholders also considered and voted on a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock from 15,000,000 shares to 50,000,000 shares. The result of the vote was as follows: 3,263,979 shares of Common Stock were voted to approve the plan, 721,362 shares were voted against, and 6,551 shares abstained. There were no broker non-votes with respect to this proposal.

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

                                                     MFRI, INC.



Date:    September 8, 2000       /s/ David Unger
                                 ---------------------------------------------
                                 David Unger
                                 Chairman of the Board of Directors



Date:    September 8, 2000       /s/ Michael D. Bennett
                                 ---------------------------------------------
                                 Michael D. Bennett
                                 Vice President, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)