Form 10-Q
period 2000-10-31
MFRI INC
filed 2000-12-15
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 2000
                                --------------------------------------

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                         Commission file number 0-18370
                                                -------
                                    MFRI, INC.
--------------------------------------------------------------------------
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

On December 15, 2000, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000. The results of operations for the quarter and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year 2000.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)
                                          Three Months Ended  Nine Months Ended
                                              October 31,        October 31,
                                          ------------------  -----------------
                                            2000      1999      2000     1999
                                          -------   -------   -------- --------
Net sales                                 $36,943   $37,019   $112,677 $103,063
Cost of sales                              29,418    27,949     88,244   77,378
                                          -------   -------   -------- --------
Gross profit                                7,525     9,070     24,433   25,685

Selling expense                             2,923     3,105      9,302    8,800
General and administrative expense          3,521     3,595     10,766   10,927
                                          -------   -------   -------- --------
Income from operations                      1,081     2,370      4,365    5,958

Interest expense - net                        796       735      2,243    2,148
                                          -------   -------   --------  -------
Income before income taxes                    285     1,635      2,122    3,810
Income taxes                                  128       670        881    1,562
                                          -------   -------   --------  -------
Net income                                $   157   $   965   $  1,241  $ 2,248
                                          =======   =======   ========  =======

Net income per common share - basic         $0.03     $0.20      $0.25    $0.46

Net income per common share - diluted       $0.03     $0.20      $0.25    $0.46

Weighted average common shares outstanding  4,922     4,922      4,922    4,922

Weighted average common shares outstanding
  assuming full dilution                    4,922     4,937      4,923    4,930

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)
                                                    October 31,     January 31,
                                                       2000            2000
                                                    ----------      -----------
ASSETS

Current Assets:
  Cash and cash equivalents                          $    543           $   665
  Trade accounts receivable, net                       23,904            22,842
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                5,006             2,517
  Deferred income taxes                                 2,418             2,432
  Inventories                                          23,532            20,800
  Prepaid expenses and other current assets             1,596             2,239
                                                     --------           -------
    Total current assets                               56,999            51,495

Property, Plant and Equipment, At Cost                 45,093            40,261
Less Accumulated Depreciation                          14,075            11,788
                                                     --------           -------
    Property, plant and equipment, net                 31,018            28,473

Other Assets:
  Goodwill, net                                        12,934            13,499
  Other, net                                            4,038             4,309
                                                     --------           -------
    Total other assets                                 16,972            17,808
                                                     --------           -------
Total Assets                                         $104,989           $97,776
                                                     ========           =======


LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities:
  Accounts payable                                   $  9,035           $ 9,700
  Commissions payable                                   6,017             5,640
  Current maturities of long-term debt                  4,174             2,774
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                     942               317
  Other current liabilities                             6,180             5,322
                                                     --------           -------
    Total current liabilities                          26,348            23,753

Long-Term Liabilities:
  Long-term debt, less current maturities              37,762            33,755
  Deferred income taxes                                 1,933             1,974
  Other                                                   246               466
                                                     --------           -------
    Total long-term liabilities                        39,941            36,195

Stockholders' Equity:
  Common stock, $.01 par value,
    authorized -50,000 and 15,000 shares at
    October 31 and January 31,respectively;
    outstanding -4,922 shares at October 31
    and January 31                                         49                49
  Additional paid-in capital                           21,397            21,397
  Retained earnings                                    18,214            16,973
  Accumulated other comprehensive loss                   (960)             (591)
                                                     ---------          --------
    Total stockholders' equity                         38,700            37,828
                                                     ---------          --------
Total Liabilities and Stockholders' Equity           $104,989           $97,776
                                                     ========           =======

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Nine Months Ended October 31,
                                                   -----------------------------
                                                          2000          1999
                                                        --------      --------
Cash Flows from Operating Activities:
  Net income                                            $  1,241      $ 2,248
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Provision for depreciation and amortization          3,342        2,882
      Change in operating assets and liabilities:
        Trade accounts receivable                         (1,357)      (5,381)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts               (2,504)        (751)
        Inventories                                       (2,909)      (1,269)
        Prepaid expenses and other current assets            596          878
        Current liabilities                                1,317        2,402
        Other operating assets and liabilities              (302)        (427)
                                                        ---------    ---------
Net Cash Flows from Operating Activities                    (576)         582
                                                        ---------    ---------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment               -            342
  Net purchases of property and equipment                 (4,682)      (2,777)
                                                        ---------    ---------
Net Cash Flows from Investing Activities                  (4,682)      (2,435)
                                                        ---------    ---------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                 (157)        (195)
  Borrowings under revolving, term and mortgage loans    103,354       41,179
  Repayment of debt                                      (98,076)     (38,109)
                                                        ---------    ---------
Net Cash Flows from Financing Activities                   5,121        2,875
                                                        ---------    ---------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                        15          (55)
                                                        --------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents        (122)         967

Cash and Cash Equivalents - Beginning of Period              665          579
                                                        --------     --------
Cash and Cash Equivalents - End of Period               $    543     $  1,546
                                                        ========     ========


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2000


1. Inventories consisted of the following:

  (In thousands)                                  October 31,       January 31,
                                                     2000              2000
                                                  ----------        -----------
   Raw materials                                     $15,722            $15,851
   Work in process                                     3,404              2,641
   Finished goods                                      4,406              2,308
                                                     -------            -------
   Total                                             $23,532            $20,800
                                                     =======            =======

2. Supplemental cash flow information:

   (In thousands)                                  Nine Months Ended October 31,
                                                   -----------------------------
                                                      2000                1999
                                                   ---------           ---------
   Cash paid for:
     Interest, net of capitalized amounts             $2,132             $1,982
     Income taxes, net of refunds received               226                143

   Purchase of building:
     Fair value of assets acquired                    $4,300             $    -
     Cash paid                                         1,767                  -
                                                       -----             ------                                                  -
     Liabilities assumed                              $2,533             $    -
                                                      ======             ======

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

   (In thousands)                       Three Months Ended     Nine Months Ended
                                            October 31,           October 31,
                                        ------------------     -----------------
                                           2000     1999          2000     1999
                                          ------   ------       -------  -------
   Net Income                              $157      $965        $1,241   $2,248
                                           =====     ====        ======   ======

   Basic weighted average common
     shares outstanding                   4,922     4,922         4,922    4,922
   Dilutive effect of stock options           -        15             1        8
                                          -----     -----         -----    -----
   Weighted average common shares
     outstanding assuming full dilution   4,922     4,937         4,923    4,930
                                          =====     =====         =====    =====

   Net income per common share - basic    $0.03     $0.20         $0.25    $0.46
   Net income per common share - diluted  $0.03     $0.20         $0.25    $0.46

   The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 911,000 and 746,000 for the three months ended October 31, 2000 and 1999, respectively, and 876,000 and 755,000 for the nine months ended October 31, 2000 and 1999, respectively. These options were outstanding at the end of each of the respective periods.


4. The components of comprehensive income, net of tax, were as follows:

   (In thousands)                    Three Months Ended       Nine Months Ended
                                         October 31,             October 31,
                                     -------------------      -----------------
                                        2000     1999           2000      1999
                                       ------   ------         ------    ------

   Net Income                           $157      $965        $1,241     $2,248
   Change in foreign currency
     translation adjustments            (213)      (24)         (369)      (166)
                                       ------     -----       -------    -------
   Comprehensive income                 $(56)     $941        $  872     $2,082
                                       ======     ====        ======     ======

   Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

  (In thousands)                                     October 31,   January 31,
                                                        2000          2000
                                                     -----------   -----------
  Accumulated translation adjustment                     $(891)       $(522)
  Minimum pension liability adjustment (net of
    tax benefit of $43)                                    (69)        ( 69)
                                                         ------       ------
  Total                                                  $(960)       $(591)
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

   (In thousands)                       Three Months Ended    Nine Months Ended
                                            October 31,          October 31,
                                        ------------------    -----------------
                                            2000     1999      2000     1999
                                          -------  -------   -------- --------
   Net Sales:
     Filtration Products                  $14,632  $13,360   $ 45,395 $ 40,370
     Piping Systems                        15,078   16,208     44,691   40,814
     Industrial Process Cooling Equipment   7,233    7,451     22,591   21,879
                                          -------  -------   -------- --------
   Total Net Sales                        $36,943  $37,019   $112,677 $103,063
                                          =======  =======   ======== ========

   Gross Profit:
     Filtration Products                  $ 2,513  $ 2,959    $ 9,170  $ 9,756
     Piping Systems                         2,653    3,702      8,014    8,940
     Industrial Process Cooling Equipment   2,359    2,409      7,249    6,989
                                          -------  -------    -------  -------
   Total Gross Profit                     $ 7,525  $ 9,070    $24,433  $25,685
                                          =======  =======    =======  =======

   Income from Operations:
     Filtration Products                  $   502  $   688    $ 2,571  $ 3,114
     Piping Systems                           792    1,900      2,555    3,580
     Industrial Process Cooling Equipment     857      795      2,434    2,164
     Corporate                             (1,070)  (1,013)    (3,195)  (2,900)
                                          -------- --------   -------  --------
   Total Income from Operations           $ 1,081  $ 2,370    $ 4,365  $ 5,958
                                          =======  =======    =======  =======



6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and or hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations and cash flows.

7. On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois from two principal stockholders who are also members of management. Prior to the purchase, the land and building had been leased from the two principal stockholders. The aggregate purchase price was $4,438,000, which includes the assumption of a mortgage note with a remaining balance of $2,405,000. The property has an appraised value of $4,600,000.

   The  purchase  was  approved  by  the   Company's  Committee  of  Independent
   Directors. Management of the Company believes that the purchase price was comparable to what would have been paid in an arm's-length transaction.

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended October 31

Net sales of $36,943,000 for the quarter ended October 31, 2000 decreased 0.2 percent from $37,019,000 for the comparable quarter last year. Gross profit of $7,525,000 decreased 17.0 percent from $9,070,000 in the prior year quarter and gross margin declined to 20.4 percent of net sales in the current year from 24.5 percent of net sales in the prior year. Gross profit and gross margin in the filtration products business and the piping systems business were adversely impacted by lower margins on a large utility contract in the filtration products business and higher than expected costs on two large contracts in the piping systems business.

Net income decreased 83.7 percent to $157,000 or $0.03 per common share (basic) in the current year from $965,000 or $0.20 per common share (basic) in the prior year mainly due to the reduction in gross profit discussed above.

Nine months ended October 31

Net sales of  $112,677,000  for the nine months ended October 31, 2000 increased
9.3 percent from $103,063,000 for the comparable period last year. Gross profit of $24,433,000 in the current year decreased 4.9 percent from $25,685,000 in the prior year, while the gross margin decreased from 24.9 percent of net sales in the prior year to 21.7 percent of net sales in the current year. Net sales increased in all business segments compared with the prior year, while gross profit decreased in the filtration products business and the piping system business. Margins in the filtration products business and the piping systems business were adversely impacted by lower margins on a large utility contract in the filtration products business and higher than expected costs on two large contracts in the piping systems business.

Net income decreased 44.8 percent to $1,241,000 or $0.25 per common share (basic) in the current year from $2,248,000 or $0.46 per common share (basic) in the prior year mainly due to the reduction in gross profit discussed above and increased selling expenses.

Filtration Products Business

Three months ended October 31

Net sales for the quarter ended October 31, 2000 increased 9.5 percent to $14,632,000 from $13,360,000 in the comparable quarter one year ago. This increase is the result of higher sales in all product categories, particularly in pleated filter elements and non-filtration products and services.

Gross profit as a percent of net sales decreased from 22.1 percent in the prior year to 17.2 percent in the current year, primarily as a result of high product warranty expenses, reduced manufacturing efficiencies, lower margins on a large utility contract in the current quarter, and continuing competitive pricing pressures.

Selling expense for the quarter ended October 31, 2000 decreased to $1,287,000 or 8.8 percent of net sales from $1,511,000 or 11.3 percent of net sales for the comparable quarter last year. The decrease is primarily attributable to the reduced sales expense in the international marketing effort.

General and administrative expense decreased to $724,000 or 4.9 percent of net sales in the current year quarter from $760,000 or 5.7 percent of net sales for the comparable period one year ago, primarily due to reduced profit-based incentive compensation.

Nine months ended October 31

Net sales for the nine months ended October 31, 2000 increased 12.4 percent to $45,395,000 from $40,370,000 for the comparable period last year. This increase is the result of higher sales in all product categories, particularly in pleated filter elements and non-filtration products and services.

Gross profit for the nine months as a percent of net sales decreased from 24.2 percent in the prior year to 20.2 percent in the current year, primarily as a result of high product warranty expenses, reduced manufacturing efficiencies, lower margins on a large utility contract in the current year nine-month period, and continuing competitive pricing pressures.

Selling expense for the nine months ended October 31, 2000 increased to $4,171,000 from $4,014,000 for the comparable period last year, but decreased from 9.9 percent of net sales in the prior year to 9.2 percent of net sales in the current year. The dollar increase is attributable to higher expenses to support pleated product sales, partially offset by reduced selling expense in the international marketing effort.

General and administrative expense decreased to $2,428,000 or 5.3 percent of net sales in the current year from $2,628,000 or 6.5 percent of net sales for the comparable period one year ago, primarily due to reduced profit-based incentive compensation.

Piping Systems Business

Three months ended October 31

Net sales decreased 7.0 percent to $15,078,000 for the quarter ended October 31, 2000 from $16,208,000 for the prior year quarter, primarily due to decreased sales in the district heating and cooling market.

Gross profit as a percent of net sales decreased to 17.6 percent in the current year from 22.8 percent in the prior year, mainly as a result of higher than expected costs on two large contracts.

Selling expense increased from $682,000 or 4.2 percent of net sales to $770,000 or 5.1 percent of net sales, primarily due to an increase in commission expense for inside sales personnel in the current year.

General and administrative expense decreased from $1,120,000 in the prior year quarter to $1,091,000 in the current year quarter, but increased as a percent of net sales from 6.9 percent to 7.2 percent. The dollar decrease is primarily due to reduced profit-based incentive compensation.

Nine months ended October 31

Net sales increased 9.5 percent to $44,691,000 for the nine months ended October 31, 2000 from $40,814,000 in the prior year comparable period, mainly due to increased sales of long lines for mineral transportation and sales of leak detection systems.

Gross profit as a percent of net sales decreased from 21.9 percent in the prior year to 17.9 percent in the current year, mainly as a result of a higher than expected costs on two large contracts.

Selling expense increased from $2,045,000 in the prior year to $2,240,000 in the current year, but remained flat at 5.0 percent of net sales. The dollar increase is primarily due to an increase in commission expense for inside sales personnel in the current year.

General and administrative expense decreased from $3,315,000 or 8.1 percent of net sales in the prior year to $3,219,000 or 7.2 percent of net sales in the current year, mainly due to reduced profit-based incentive compensation.


Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $7,233,000 for the quarter ended October 31, 2000 decreased 2.9 percent from $7,451,000 for the comparable quarter in the prior year due to low sales volume in the month of August. Sales in September and October returned to levels comparable to the months prior to August.

Gross margins as a percentage of net sales increased from 32.3 percent for the prior year to 32.6 percent for the current year. The increase is due to a more favorable product mix of sales in the current year.

Selling expenses of $867,000 or 12.0 percent of net sales in the current year decreased from $912,000 or 12.2 percent of net sales in the prior year. The decrease is due mainly to a decrease in commission expense.

General and administrative expenses decreased from $702,000 or 9.4 percent of net sales in the prior year to $635,000 or 8.8 percent in the current year. The decrease in costs is due mainly to lower product development costs.

Nine months ended October 31

Net sales of  $22,591,000  for the nine months ended October 31, 2000  increased
3.3 percent from $21,879,000 for the comparable period in the prior year. The increase resulted from growth in sales to original equipment manufacturers.

Gross margins as a percentage of net sales remained relatively flat at 32.1 percent for the current year as compared to 31.9 percent in the prior year.

Selling expenses increased from $2,741,000 or 12.5 percent of net sales for the comparable period in the prior year to $2,891,000 or 12.8 percent of net sales for the current year. The increase is due to higher commissions in the first quarter of the current year.

General and administrative expenses decreased from $2,084,000 or 9.5 percent of net sales for the comparable period in the prior year to $1,924,000 or 8.5 percent of net sales in the current year. The decrease is due mainly to lower product development costs.


General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

Three months ended October 31

General and administrative expense increased from $1,013,000 or 2.7 percent of net sales in the prior year quarter to $1,070,000 or 2.9 percent of net sales in the current year quarter, mainly due to increases in employee-related expenses.

Interest expense increased 8.3 percent to $796,000 for the quarter ended October 31, 2000 compared to $735,000 for the prior year quarter, due to increased borrowings for working capital requirements.

Nine months ended October 31

General and administrative expenses increased from $2,900,000 in the prior year to $3,195,000 in the current year, primarily due to increases in employee-related expenses. The percentage of general and administrative expenses to net sales remained flat at 2.8 percent.

Interest expense increased 4.4 percent to $2,243,000 for the nine months ended October 31, 2000 compared to $2,148,000 for the comparable period in the prior year, due to increased borrowings in the third quarter for working capital requirements.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of October 31, 2000 were $543,000 as compared to $1,546,000 at October 31, 1999. For the nine months ended October 31, 2000, $5,278,000 net proceeds of long-term debt were used to fund purchases of property and equipment of $4,682,000, net operating activities of $576,000 and payments on capitalized lease obligations of $157,000.

Net cash used by operating activities was $576,000 for the nine months ended October 31, 2000, compared with net cash provided by operating activities of $582,000 for the nine months ended October 31, 1999. The higher sales volume in the current year increased working capital requirements, primarily to fund increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used for investing activities for the nine months ended October 31, 2000 was $4,682,000 versus $2,435,000 for the same period one year ago. Capital expenditures increased from $2,777,000 in the prior year to $4,682,000 in the current year. In the current year, the Company purchased an 8.1 acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders who are also memebers of management for approximately $4,438,000. Prior to the purchase, the land and building had been leased from the two principal stockholders. The purchase price included cash paid of $1,767,000 and the assumption of a $2,405,000 mortgage note. The Company also purchased two buildings with a total area of 12,000 square feet, in New Iberia, Louisiana, for $380,000 in the current year. In the prior year, proceeds from the sale of property and equipment were $342,000, mainly resulting from the sale of certain equipment in New Iberia, Louisiana to a third party in July 1999. The Company leased back the equipment from the third party purchaser.

Net cash obtained from financing activities for the nine months ended October 31, 2000 was $5,121,000 versus $2,875,000 for the comparable period in the prior year. In the current year, the Company obtained $5,278,000 from net proceeds of long-term debt and utilized $157,000 to repay capitalized lease obligations. The Company obtained $3,070,000 from net proceeds of long-term debt and used $195,000 to repay capitalized lease obligations in the prior year.

The Company's current ratio was 2.2 to 1 at October 31, 2000 and January 31, 2000. Debt to total capitalization increased to 52.0 percent from 49.1 percent at January 31, 2000.

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on November 15, 2000, increasing the interest rate to 7.46 percent. The Notes due 2007, as amended, require a principal payment of $2,143,000 on January 31, 2001.The Company made this payment on December 12, 2000. In addition, the amendment requires level principal payments of $536,000 beginning April 30, 2001, and continuing quarterly thereafter, resulting in a seven-year average life. The note purchase agreement contains certain financial covenants. At October 31, 2000, the Company was not in compliance with two of these covenants. The Company has obtained a waiver for such non-compliance and is negotiating amendments to the note purchase agreement which the Company and the note holders expect to finalize during the fourth quarter.


On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 require level principal payments beginning September 17, 2002 and continuing annually thereafter, resulting in a seven-year average life. The note purchase agreement contains certain financial covenants. At October 31, 2000, the Company was not in compliance with two of these covenants. The Company has obtained a waiver for such non-compliance and is negotiating amendments to the note purchase agreement which the Company and the note holders expect to finalize during the fourth quarter.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank. Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the bank for the term of the loan. At October 31, 2000, the prime rate was 9.50 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 1.50 percent. The Company had borrowed $5,600,000 under the revolving line of credit at October 31, 2000. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $583,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. The credit agreement contains certain financial covenants. At October 31, 2000, the Company was not in compliance with two of these covenants. The Company has obtained a waiver for such non-compliance and is negotiating amendments to the credit agreement which the Company and the bank expect to finalize during the fourth quarter.

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

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders who are also members of management for approximately $4,438,000. This amount includes the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52 percent and the term of the loan is ten years with an amortization schedule of 25 years. At the date of purchase, the remaining term of the loan was 7.25 years.

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

Negotiations with the holders of the Company's fixed rate notes are likely to include interest rate amendments commensurate with current market interest rates for such debt. Although the amount of such increase cannot be estimated at this time, the Company anticipates no material impact on the adequacy of cash flows from operating activities to support required interest payments.





                           PART II - OTHER INFORMATION



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                     Exhibit No.                Description
                            27              Financial Data Schedule


(b)      Reports on Form 8-K - None

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MFRI, INC.



Date:    December 15, 2000          /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors



Date:    December 15, 2000         /s/ Michael D. Bennett
                                   ---------------------------------------------
                                   Michael D. Bennett
                                   Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)