Form 10-K
period 2001-01-31
MFRI INC
filed 2001-05-01
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   __________

                                    FORM 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___     SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended January 31, 2001

                                                         OR

___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  ____________ to __________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $9,022,000 based on the closing sale price of $2.50 per share as reported on the NASDAQ National Market on March 31, 2001.

     The number of shares of the registrant's common stock outstanding at March 31, 2001 was 4,922,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document of the registrant are incorporated herein by reference:

  Document                                             Part of Form 10-K
  --------                                             -----------------
Proxy Statement for the 2001 annual meeting of                   III
stockholders

FORM 10-K CONTENTS
JANUARY 31, 2001



Item                                                                   Page
-----------------------------------------------------------------------------

Part I:

1. Business                                                                1
   Company Profile                                                         1
   Filtration Products                                                     2
   Piping Systems                                                          5
   Industrial Process Cooling Equipment                                    7
   Employees                                                              11
   Executive Officers of the Registrant                                   11
2. Properties                                                             13
3. Legal Proceedings                                                      13
4. Submission of Matters to a Vote of Security Holders                    13


Part II:

5. Market for Registrant's Common Equity and Related Stockholder Matters  14
6. Selected Financial Data                                                15
7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            16
7A.Quantitative and Qualitative Disclosures About Market Risk             25
8. Financial Statements and Supplementary Data                            25
9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                            25


Part III:

10. Directors and Executive Officers of the Registrant                    25
11. Executive Compensation                                                25
12. Security Ownership of Certain Beneficial Owners and Management        26
13. Certain Relationships and Related Transactions                        26



Part IV:

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K       26



Signatures                                                                49

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

On December 31, 2000, the Company sold its 81 percent interest in SZE Hagenuk GmbH ("SZE Hagenuk") to the former minority shareholder. SZE Hagenuk manufactures, markets and installs leak detection and location systems in Germany. The Company has entered into an exclusive distribution agreement with SZE Hagenuk to market its leak detection products in Germany. SZE Hagenuk had sales of $1,063,000 for the eleven months ended December 2000.

Thermal  Care  engineers,   designs  and  manufactures  liquid  chillers,   mold
temperature controllers, cooling towers, plant circulating systems, and related accessories for industrial process applications.

Additional information with respect to the Company's lines of business is included in the financial statements and related notes thereto.

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

The Company manufactures virtually all of the seamless tube filter bags sold in the United States. Seamless Tube(R)filter bag fabric is knitted by the Company on custom knitting equipment and finished using proprietary fabric stabilization technology. The Company believes this vertically integrated process provides certain advantages over purchased fabric, including lower costs and reduced inventory requirements. In addition, the Company believes the Seamless Tube(R) product furnishes certain users with a filtration medium of superior performance due to its fabric structure, weight and lack of a vertical seam. In certain applications, the structure of the knitted fabric allows equal airflow with a lower pressure differential than conventionally woven fabrics, thereby reducing power costs. In other circumstances, the fabric structure and absence of a vertical seam allow greater airflow at the same pressure differential as conventionally woven fabrics, thereby permitting the filtration of a greater volume of particulate laden gas at no additional cost. The Seamless Tube(R) product often improves filter bag durability, resulting in longer life.

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. These include sonic horns to supplement the removal of particulate from filter bags and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company currently manufactures wire cages and purchases all other filter-related products and accessories for resale, including the exclusive North American marketing rights to a Korean-manufactured line of solenoids, valves and timers used in conjunction with pulsejet collectors. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, leak detection and maintenance services accounts for approximately 17 percent of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at reduced margins. In the fiscal year ended January 31, 2001, no customer accounted for 10 percent or more of net sales of the Company's filtration products and services.

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

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were 7 percent of domestic filtration product sales during the year ended January 31, 2001, have decreased as the U.S. dollar has strengthened against certain foreign currencies. Nordic Air Filtration A/S, a wholly owned subsidiary of the Company located in Nakskov, Denmark, manufactures and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry(R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

Backlog. As of January 31, 2001, the dollar amount of backlog (uncompleted firm orders) for filtration products was $12,217,000. As of January 31, 2000, the amount of backlog was $18,324,000. Approximately $1,580,000 of the backlog as of January 31, 2001 is not expected to be completed in 2001.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube(R)products and other woven, felted, spun bond and cellulose media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes that supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers.

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

Government Regulation. The Company's Filtration Products Business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those adopted by the U.S. Environmental Protection Agency ("U.S. EPA") under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). Although the Company can provide no assurances about what ultimate effect, if any, the Clean Air Act Amendments will have on the Filtration Products Business, the Company believes the Clean Air Act Amendments are likely to have a positive long-term effect on demand for its filtration products and services. The recent U.S. Supreme Court decision upholding the right of the U.S. EPA to reduce the size of particulate regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on demand for the Company's filtration products in future years.

Piping Systems

Products and Services. The Company engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Company's piping systems include (i)industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flowlines and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold as part of many of its piping systems, and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Company's industrial and secondary containment piping systems, manufactured in a wide variety of piping materials, are generally used for the handling of chemicals, hazardous liquids and petroleum products. Industrial piping systems often feature special materials, heat tracing, leak detection and special fabrication. Secondary containment piping systems consist of service pipes housed within outer containment pipes, which are designed to contain any leaks from the service pipes. Each system is designed to provide economical and efficient secondary containment protection that will meet all governmental environmental regulations.

The Company's district heating and cooling piping systems are designed to transport steam, hot water and chilled water to provide efficient energy distribution to multiple locations from a central energy plant. These piping systems consist of a carrier pipe made of steel, ductile iron, copper or fiberglass; insulation made of mineral wool, calcium silicate or polyurethane foam; and an outer conduit or jacket of steel, fiberglass reinforced polyester resin, polyethylene or PVC. The Company manufactures several types of piping systems using different materials, each designed to withstand certain levels of temperature and pressure.

The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor, which utilizes proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a subfloor), and employs a patented digital mapping technique to plot pulse reflections to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable in a monitored cable string of up to fifteen miles in length and is able to determine the location of the wetted cable within five feet. Once wetted cable is detected, the microprocessor utilizes the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone or internet connections. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; Frankfurt, Germany and Hamburg, Germany. They are also used in mission-critical facilities such as those operated by web hosts, application service providers and internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the type of piping systems it sells that manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country. During 2000, no single customer accounted for more than 10 percent of the net sales of the Company's piping systems.

The Company's leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas, and tunnels. They are also utilized for water detection by internet service providers, application service providers, web hosts, as well as financial, telecommunication and other electronic service companies. The Company's district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals, industrial locations and college campuses. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and/or heat loss. The primary users of the Company's insulated flowlines are major oil companies, gas companies and other providers of mineral resources.

Marketing. The customer base for the Company's piping system products is industrially and geographically diverse. The Company employs one national sales manager and seven regional sales managers who utilize and assist a network of approximately 85 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems. The Company also sells its piping systems and leak detection and location systems in Europe, through its wholly owned subsidiary Perma-Pipe Services, Ltd. ("PPSL"). The Company has entered into an exclusive distribution agreement with SZE Hagenuk, a former subsidiary, to market its leak detection products in Germany. In addition, the Company has other arrangements to market its patented leak detection and location systems in many other foreign countries through agents.

Patents, Trademarks and Approvals. The Company owns several patents covering the features of its piping and electronic leak detection systems, which expire commencing in 2006. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communication Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company owns numerous trademarks connected with its piping systems business. In addition to Perma-Pipe(R), the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard(R), Double-Pipe(R), Double-Quik(R), Escon-A(R), Ferro-Shield(R), FluidWatch(R), Galva-Gard(R), Hi Gard(R), Poly-Therm(R), Pal-AT(R), Ric-Wil(R), Ric-Wil Dual Gard(R), Stereo-Heat(R), Safe-T-Gard(R), Therm-O-Seal(R), Uniline(R), LiquidWatch(R), TankWatch(R), PalCom(R), Xtru-therm(R), and Ultra-Pipe(R). The Company also owns United Kingdom trademarks for Poly-Therm(R), Perma-Pipe(R) and Ric-Wil(R), and a Canadian trademark for Ric-Wil(R).

Backlog. As of January 31, 2001, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $18,009,000, substantially all of which is expected to be completed in 2001. As of January 31, 2000, the amount of backlog was $15,539,000.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping system products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyals, isocyanate ("MDI"), polyester resin and fiberglass, mostly purchased in bulk quantities. Although such materials are generally readily available, there may be instances when any of these materials could be in short supply. The Company believes supplies of such materials are adequate to meet current demand.

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

The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam and protective jacket application, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes bulk resins, chemicals and various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation, statistical process control, and nondestructive testing protocols.

Competition. The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc., as well as numerous regional competitors. The Company's secondary containment piping systems have a wider range of competitors than those in the district heating and cooling market and include Asahi/America and GF Plastics Systems. The Company's oil and gas gathering flowlines face worldwide competition, including Bredero-Price, a subsidiary of Haliburton Corp.; Shaw Industries, Inc.; the Bredero-Shaw joint venture of Bredero-Price and Shaw Industries, Inc.; and Logstor Rohr of Denmark. Products competitive with the Company's leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek Division of Raychem, a subsidiary of Tyco Industries; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp.; and (3) probe systems manufactured by Redjacket, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

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

Industrial Process Cooling Equipment

Products and Services. The Company engineers, designs and manufactures coolers for industrial purposes. The Company's cooling products include: (i)chillers (portable and central); (ii)cooling towers; (iii)plant circulating assemblies;
(iv)water, hot oil, and negative pressure temperature controllers; (v)water treatment equipment and various other accessories; and (vi)replacement parts and accessories relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The principal market for the Company's cooling products is the thermoplastics processing industry. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and machine tool industries.

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

Cooling Towers. A cooling tower is essentially a cabinet with heat transfer fill media in which water flows down across the fill while air is pulled up through the fill. Cooling takes place by evaporation. Cooling towers are located outdoors and are designed to provide water at a temperature of approximately 85(Degree)F to remove heat from water-cooled chillers, air compressors, hydraulic oil heat exchangers and other processes that can effectively be cooled in this manner.

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

Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that utilize alarms and other electrical options. Thus, each system is unique and customized to meet the individual customer's needs. These plant circulating systems are used as an integral part of central tower and chiller systems. This product line was expanded in 1996 with the introduction of stainless steel and/or fiberglass reinforced polyester tanks.

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

The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment. The Company's sales in the laser industry, metallizing industry, and machine tool industry have been particularly strong. The Company believes that the size of this market is more than $200 million annually. The Company expects growth in this market due to its ability to work with original equipment manufacturers that perceive the Company to be a quality supplier. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company registered the trademark "Thermal Care" with the U.S. Patent and Trademark Office in August 1986.

Backlog. As of January 31, 2001, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $3,343,000, substantially all of which is expected to be completed in 2001. As of January 31, 2000, the amount of backlog was $4,747,000.

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

The FC towers are rectangular in design and are engineered by the Company. Two different cabinet sizes of the FC tower account for eight different model variations. All FC cooling towers are assembled at the Company's Niles facility. The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers' specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of the steel tanks are coated with an immersion service epoxy and the exterior is painted in a spray booth. In 1996, the Company developed a fiberglass tank for nonferrous applications.

Portable chillers are assembled utilizing components both manufactured by the Company and supplied by outside vendors. Portable chillers are assembled using refrigeration components, a non-corrosive tank, hose, and pre-painted sheet metal. Many of the components used in these chillers are fabricated as subassemblies and held in inventory. Once the water and refrigeration components have been assembled, the unit is moved to the electrical department for the addition of control subassemblies and wiring. The chillers are then evacuated, charged with refrigerant and tested under fully loaded conditions. The final production step is to clean, insulate, label, and crate the chiller for shipment.

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

Employees

As of March 31, 2001, the Company had 798 full-time employees, 93 of whom were engaged in sales and marketing, 120 of whom were engaged in management, engineering and administration, and the remainder were engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2003. Most of the production employees of the Company's Industrial Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and the International Brotherhood of Electrical Workers Union, pursuant to collective bargaining agreements, both of which expire on June 1, 2001. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee with the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States - Metal Trades Division expires in March 2004.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of the Company as of March 31, 2001:
                                                               Executive Officer
                                                               of Company or its
                                                                  Predecessors
                     Age    Position                                  Since
-------------------------------------------------------------------------------
David Unger           66    Chairman of the Board of Directors,         1972
                             President and Chief Executive Officer

Henry M. Mautner      74    Vice Chairman of the Board of Directors     1972

Gene K. Ogilvie       61    Vice President and Director                 1969

Fati A. Elgendy       52    Vice President and Director                 1990

Bradley E. Mautner    45    Vice President and Director                 1994

Don Gruenberg         58    Vice President and Director                 1980

Michael D. Bennett    56    Vice President, Chief Financial             1989
                             Officer,Secretary and Treasurer

Thomas A. Benson      47    Vice President                              1988

Billy E. Ervin        55    Vice President                              1986

J. Tyler Headley      50    Vice President                              1973

Robert A. Maffei      52    Vice President                              1987

Herbert J. Sturm      50    Vice President                              1977


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

Item 2.  PROPERTIES

The Company's Filtration Products Business has three production facilities. The Winchester, Virginia facility has a total area of 164,500 square feet and is located on 15 acres in Winchester, Virginia. The building occupied by TDC Filter Manufacturing has a total area of 130,700 square feet and is located in Cicero, Illinois. The Company leases a 22,800 square foot facility in Nakskov, Denmark. The Company owns the land and buildings in Winchester, Virginia and Cicero, Illinois.

The production facilities for the Company's piping system products are located in Lebanon, Tennessee and New Iberia, Louisiana. The Lebanon facility is located on approximately 24 acres and is housed in five buildings totalling 152,000 square feet, which contain manufacturing, warehouse and office facilities, as well as a quality assurance laboratory. The Company owns the buildings and the land for the Tennessee facility. The New Iberia production facility is comprised of two buildings with a total area of 12,000 square feet, which contain automated manufacturing and warehouse facilities. In September 2000, the Company purchased the buildings, and signed a long-term lease for the land, which expires in 2017.

The Company's principal executive offices and the production facilities for the Company's Industrial Process Cooling Equipment Business are located in a 131,000 square foot building on 8.1 acres in Niles, Illinois. The Industrial Process Cooling Equipment Business uses approximately 88,000 square feet of this facility for production and offices. The Industrial Process Cooling Equipment Business also has a 20,000 square foot manufacturing and office facility in Assens, Denmark, which was purchased as part of the Boe-Therm acquisition in June 1998.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sales prices as reported by the Nasdaq National Market for 1999 and for 2000.

                                1999                    High         Low
                                ----                    ----         ----
First Quarter.................................         $5.25        $2.75
Second Quarter................................          5.13         4.13
Third Quarter.................................          5.75         3.38
Fourth Quarter................................          4.69         3.25


                                2000                    High         Low
                                ----                    ----         ---
First Quarter.................................         $4.94        $3.63
Second Quarter................................          4.38         3.50
Third Quarter.................................          3.94         3.25
Fourth Quarter................................          3.50         2.25


As of January 31, 2001, there were approximately 120 stockholders of record, and approximately 1,350 beneficial stockholders, of the Company's Common Stock.

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's line of credit agreement and note agreements contain certain restrictions on the payment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2000, 1999, 1998, 1997 and 1996 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                                 2000       1999       1998       1997       1996
(In Thousands, except per share information)              Fiscal Year ended January 31,
                                              -----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                               --------   --------   --------   --------   --------
Statements of Operations Data:
Net sales ..................................   $148,731   $137,170   $121,960   $111,240    $93,573
Income from operations .....................      4,920      6,980      3,831      6,224      6,396
Net income .................................      1,126      2,401        336      2,758      3,230
Net income per share - basic ...............       0.23       0.49       0.07       0.55       0.71
Net income per share - diluted .............       0.23       0.49       0.07       0.54       0.70


(In Thousands) .........................                         As of January 31,
                                               ----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                               --------   --------   --------   --------   --------
Balance Sheet Data:
Total assets ...........................       $104,785   $ 97,776   $ 97,619   $ 93,395   $ 75,328
Long-term debt, less current portion ...         36,073     31,357     33,924     33,073     22,627
Capitalized leases, less current portion            348      2,398      2,368      2,202      1,294


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

                                                          Fiscal Year Ended
                                                           January 31, 1997
                                                         --------------------
Thermal Care Statements of Operations Data:
Net sales                                                      $ 20,036
Income from continuing operations                                   661
Net income                                                        1,161

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

The Company's fiscal year ends on January 31. Years described as 2000, 1999 and 1998 are the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Balances described as balances as of 2000, 1999 and 1998 are balances as of January 31, 2001, 2000 and 1999, respectively.


RESULTS OF OPERATIONS

MFRI, Inc.

                              [GRAPHS APPEAR HERE]


             Net Sales             Gross Profit            Net Income
             ---------             ------------            ----------
           (in millions)          (in millions)           (in millions)

           2000  148.731          2000   32.121           2000   1.126
           1999  137.170          1999   33.186           1999   2.401
           1998  121.960          1998   29.666           1998   0.336


2000 Compared to 1999

Net sales  increased 8.4% in 2000 to  $148,731,000  from  $137,170,000  in 1999.
Gross profit of $32,121,000 in 2000 decreased 3.2 percent from $33,186,000 in 1999, while the gross margin decreased from 24.2 percent of net sales in the 1999 to 21.6 percent of net sales in 2000. Net sales increased in all business segments compared with the prior year, while gross profit decreased in the filtration products business and the piping system business. Overall gross margins were adversely impacted by low margins on a large utility contract and high warranty expenses in the filtration products business and higher than expected costs on two large contracts in the piping systems business.

Net income decreased 53.1% to $1,126,000 or $0.23 per common share (diluted) in 2000 from $2,401,000 or $0.49 per common share (diluted) in the prior year mainly due to the reduction in gross profit discussed above and increased selling, general and administrative expenses. The Company's operating results are discussed in more detail below.

1999 Compared to 1998

Net sales increased 12.5 percent in 1999 to $137,170,000 from $121,960,000 in 1998. Gross profit for 1999 was $33,186,000, an increase of 11.9 percent from the $29,666,000 reported in 1998. These increases were primarily due to strong performance in the domestic operations, especially in the Piping Systems Business, coupled with the inclusion of the operations of acquired businesses since their respective dates of acquisition: Boe-Therm A/S ("Boe-Therm") in June 1998 and Nordic Air Filtration A/S ("Nordic Air") in November 1998. The accounts of these businesses were not included in the accounts of the Company prior to their acquisition dates. The gross profit margin as a percent of net sales was
24.2 percent, virtually unchanged from 24.3 percent in 1998.

Net income increased from $336,000 or $0.07 per common share (diluted) in 1998 to $2,401,000 or $0.49 per common share (diluted) in 1999. The improved margins discussed above, coupled with a reduction in selling, general and administrative expenses as a percentage of net sales, were the major reasons for the increase. The Company's operating results are discussed in more detail below.

Filtration Products Business

The Company's Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 2000, the average order amount was approximately $3,960. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 2000, 1999 and 1998, no customer accounted for 10 percent or more of the net sales of the Company's filtration products and services.

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

--------------------------------------------------------------------------------
Filtration Products Business
-----------------------------                                     % Increase
(In thousands)                                                     (Decrease)
                                                                ---------------
                                   2000       1999       1998     2000    1999
                                 -------    -------    -------  ------- -------

Net sales                        $64,148    $56,165    $49,155    14.2%   14.3%

Gross profit                      11,844     12,730     11,265    (7.0%)  13.0%
 As a percentage of net sales      18.5%      22.7%      22.9%

Income from operations             3,026      3,883      3,341   (22.1%)  16.2%
 As a percentage of net sales       4.7%       6.9%       6.8%
-------------------------------------------------------------------------------


2000 Compared to 1999

Net sales increased 14.2% to $64,148,000 in 2000 from  $56,165,000 in 1999. This increase is the result of higher sales in all product categories, particularly in pleated filter elements and non-filtration products and services.

Gross profit as a percent of net sales decreased from 22.7% in 1999 to 18.5% in 2000, primarily as a result of manufacturing inefficiencies, high product warranty expenses, low margins on a large utility contract in the current year, and continuing competitive pricing pressures.

Selling expense in 2000 increased to $5,396,000 from $5,334,000 in 1999, but decreased from 9.5 percent of net sales in 1999 to 8.4 percent of net sales in 2000. The dollar increase is attributable to higher expenses to support pleated product sales, partially offset by reduced selling expense in the international marketing effort.

General and administrative expense decreased to $3,422,000 or 5.3 percent of net sales in 2000 from $3,513,000 or 6.3 percent of net sales in 1999, primarily due to reduced profit-based incentive compensation.

1999 Compared to 1998

Net sales increased 14.3% to $56,165,000 in 1999 from  $49,155,000 in 1998. This increase is the result of higher sales of filter elements for cartridge collectors and baghouses, coupled with the Nordic Air acquisition in November 1998, which contributed incremental sales of $2,591,000 in 1999.

Gross profit as a percent of net sales was 22.7% in 1999 compared to 22.9% in 1998. This decrease is primarily the result of competitive pricing pressures in the marketplace, partially offset by reduced medical claims in 1999.

Selling expense in 1999 increased to $5,334,000 from $4,886,000 in 1998. This increase is attributable to additional sales resources, mainly as a result of the Nordic Air acquisition. Selling expense as a percentage of net sales declined to 9.5 percent in 1999 compared to 9.9 percent in 1998.

General and administrative expense increased in 1999 to $3,513,000 from $3,038,000 in 1998, but remained relatively constant at 6.3 percent of net sales in the 1999 versus 6.2 percent of net sales in 1998. The dollar increase resulted from additional administrative resources and expenses, primarily as a result of the Nordic Air acquisition, partially offset by lower management incentive earnings.

Piping Systems Business

Generally, the Company's leak detection and location systems have higher profit margins than its district heating and cooling piping systems and secondary containment piping systems. The Company has benefited from continuing efforts to have its leak detection and location systems included as part of the customers' original specifications for construction projects.

Although demand for the Company's secondary containment piping systems is generally affected by the customer's need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 2000, 1999 and 1998, no customer accounted for 10 percent or more of net sales of the Company's piping systems.

The Company's Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 2000 was approximately $37,000. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country.

--------------------------------------------------------------------------------
                                                                 % Increase
Piping Systems Business                                           (Decrease)
------------------------                                       ----------------
(In thousands)                    2000      1999      1998       2000     1999
                                -------   -------   -------    -------  -------
Net sales                       $54,809   $51,710   $45,849      6.0%    12.8%

Gross profit                     10,784    11,278     9,861     (4.4%)   14.4%
 As a percentage of net sales     19.7%     21.8%     21.5%

Income from operations            3,085     4,030     1,444    (23.4%)  179.1%
 As a percentage of net sales      5.6%      7.8%      3.1%
--------------------------------------------------------------------------------


2000 compared to 1999

Net sales increased 6.0% to $54,809,000 in 2000 from $51,710,000 in 1999, mainly due to increased sales of long lines for mineral transportation and sales of leak detection systems.

Gross profit as a percent of net sales decreased from 21.8% in 1999 to 19.7% in 2000, mainly as a result of a higher than expected costs on two large contracts.

Selling expense increased from $2,780,000 in 1999 to $2,858,000 in 2000, primarily due to an increase in commission and salary expense for inside sales personnel. Selling expense as a percentage of net sales decreased from 5.4 percent in 1999 to 5.2 percent in 2000.

General and administrative expense increased from $4,468,000 or 8.6 percent of net sales in 1999 to $4,841,000 or 8.8 percent of net sales in 2000. The increase is mainly due to a pretax loss from the sale of the Company's foreign subsidiary SZE Hagenuk GmbH ("SZE Hagenuk") of $241,000, which was included in general and administrative expense in 2000.


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

General and administrative expense decreased from $5,759,000 or 12.6 percent of net sales to $4,468,000 or 8.6 percent of net sales, primarily due to legal and settlement costs related to a patent infringement lawsuit and the write-off of a foreign subsidiary's bad debt in 1998.

Industrial Process Cooling Equipment Business

The Company's Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 2000, the average order amount was approximately $13,500. Large orders are generally highly competitive and result in lower profit margins. In 2000, sales to Teradyne Inc. were $3,386,000, or 11.4 percent of net sales of the Cooling Equipment Business. However, this customer accounted for less than 10 percent of the Company's total consolidated net sales. In 1999 and 1998, no customer accounted for 10 percent or more of net sales of the Cooling Equipment Business.


--------------------------------------------------------------------------------

                                                                 % Increase
Industrial Process Cooling Equipment Business                     (Decrease)
---------------------------------------------                  ----------------
(In thousands)                  2000       1999      1998       2000      1999
                              -------    -------    -------    ------    ------

Net sales                     $29,774    $29,295    $26,956      1.6%     8.7%

Gross profit                    9,493      9,178      8,540      3.4%     7.5%
 As a percentage of net sales   31.9%      31.3%      31.7%

Income from operations          2,995      2,867      2,378      4.5%    20.6%
 As a percentage of net sales   10.1%       9.8%       8.8%
--------------------------------------------------------------------------------


2000 Compared to 1999

Net sales  increased 1.6% to  $29,774,000 in 2000 from  $29,295,000 in 1999. The increase resulted from growth in sales to original equipment manufacturers.

Gross margins as a percentage of net sales increased to 31.9 percent in 2000 from 31.3 percent in 1999, primarily due to product mix.

Selling expenses increased from $3,646,000 or 12.4 percent of net sales in 1999 to $3,821,000 or 12.8 percent of net sales in 2000. The increase is due to higher commissions in the first quarter of the current year.

General and administrative expenses increased slightly from $2,665,000 in 1999 to $2,677,000 in 2000. General and administrative expense as a percentage of net sales decreased from 9.1 percent in 1999 to 9.0 percent in 2000.

1999 Compared to 1998

Net sales increased 8.7 percent to $29,295,000 in 1999 from $26,956,000 in 1998, mainly due to an increase in sales to original equipment manufacturers and the inclusion of the operating results of Boe-Therm for an entire year. Boe-Therm's sales to third parties increased $941,000 compared to 1998.

Gross profit as a percentage of net sales decreased slightly from 31.7 percent in 1998 to 31.3 percent in 1999, primarily due to production inefficiencies in the Boe-Therm operation.

Selling expenses increased from $3,582,000 in 1998 to $3,646,000 in 1999, primarily due to increases in commission expense, expenses related to opening a Boe-Therm sales office in Poland and increased trade show expense. Selling expense as a percentage of net sales decreased from 13.3 percent in 1998 to 12.4 percent in 1999.

General and administrative expenses increased from $2,580,000 in 1998 to $2,665,000 in 1999. This increase is due to the inclusion of Boe-Therm for the full year, coupled with higher product support and research and development costs in the first half of 1999. General and administrative expenses decreased as a percentage of net sales from 9.6 percent in 1998 to 9.1 percent in 1999.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

2000 Compared to 1999

General and administrative expenses not allocated to business segments increased 10.2% from $3,800,000 in 1999 to $4,186,000 in 2000, primarily due to increases in employee-related expenses and franchise taxes. The percentage of non-allocated general and administrative expenses to net sales remained flat at
2.8 percent.

Interest expense increased 5.3 percent to $2,938,000 in 2000 from $2,790,000 in 1999, due to increased borrowings for working capital requirements in the current year.

1999 Compared to 1998

General and administrative expenses not allocated to business segments increased
14.0 percent from  $3,332,000 in 1998 to  $3,800,000  in 1999,  primarily due to higher occupancy and employee-related expenses, including an increase in profit-based incentive compensation.

Interest expense was $2,790,000 in 1999, compared to $2,577,000 in 1998. Higher borrowings in 1999 as a result of the acquisition of Boe-Therm in June 1998 and the acquisition of Nordic Air in November 1998, coupled with increased net borrowings under the Industrial Revenue Bonds were the primary reasons for the increase. (See also Liquidity and Capital Resources.)

Income Taxes

The effective income tax rates were 43.2 percent, 42.7 percent, and 73.2 percent in 2000, 1999 and 1998, respectively. Pre-tax income was substantially lower in 1998, so permanent differences had a greater impact on the effective tax rate. In addition, tax audit issues of $109,000 and adjustments to estimated income tax accruals of $62,000 adversely affected the 1998 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2001 were $290,000 as compared to $665,000 at January 31, 2000. Net cash inflows of $3,105,000 generated from operating activities; $30,000 proceeds from sale of property, plant and equipment; and $2,443,000 net proceeds of long-term debt were used to fund purchases of property, plant and equipment of $5,534,000 and repayment of capitalized lease obligations of $196,000. The disposition of SZE Hagenuk resulted in a reduction of cash of $356,000.

Net cash provided by operating activities was $3,105,000, mainly due to an increase in accounts receivable and reduced earnings, offset by an increase in accounts payable. Net cash provided by operating activities was $6,096,000 in 1999, mainly due to increased earnings.

Net cash used in investing activities in 2000 was $5,860,000 versus $3,592,000 in 1999. Capital expenditures increased from $5,032,000 in the prior year to $5,534,000 in the current year. In the current year, the Company purchased an
8.1 acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two significant management stockholders for approximately $4,438,000. Prior to the purchase, the land and building had been leased from the two significant stockholders. The purchase price included cash paid of $1,767,000 and the assumption of a $2,405,000 mortgage note. The Company also purchased two buildings with a total area of 12,000 square feet, in New Iberia, Louisiana, for $380,000 in the current year. In the prior year, proceeds from the sale of property and equipment were $398,000, mainly resulting from the sale of certain equipment in New Iberia, Louisiana to a third party in July 1999. The Company leased back the equipment from the third party purchaser.

Net cash obtained from financing activities in 2000 was $2,247,000 compared to net cash used in financing activities of $2,358,000 in 1999. In 2000, net cash obtained from borrowings under revolving, term and mortgage loans was $246,466,000, net repayment of capitalized lease obligations was $196,000 and repayment of debt was $244,023,000. In 1999, net cash obtained from borrowings under revolving, term and mortgage loans was $52,032,000, net repayment of capitalized lease obligations was $218,000 and repayment of debt was $54,172,000.

The Company's current ratio was 2.1 to 1 at January 31, 2001 and 2.2 to 1 at January 31, 2000. Debt to total capitalization increased to 50.2 percent at January 31, 2001 from 49.1 percent at January 31, 2000.


Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on November 15, 2000, increasing the interest rate to 7.46 percent. The note purchase agreement contains certain financial covenants. At January 31, 2001, the Company was not in compliance with two of these covenants. The Company has obtained a waiver for such non-compliance and the note purchase agreement was amended on April 30, 2001, modifying certain covenants and increasing the interest rate to 8.46 percent. The amendment requires a principal payment of $536,000 on April 30, 2001 and level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter, resulting in a seven-year average life.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The note purchase agreement contains certain financial covenants. At January 31, 2001, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance and the note purchase agreement was amended on April 30, 2001, modifying certain covenants and increasing the interest rate to 7.97 percent. The amendment requires a principal payment of $1,429,000 on September 17, 2002 and level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter, resulting in a seven-year average life.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At January 31, 2001, the prime rate was 9.00 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 1.50 percent. The Company had borrowed $4,800,000 under the revolving line of credit at January 31, 2001. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $528,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. The credit agreement contains certain financial covenants. At January 31, 2001, the Company was not in compliance with two of these covenants. The Company has obtained a waiver of such non-compliance and the credit agreement was amended on April 30, 2001, modifying certain covenants and increasing the margin added to the LIBOR rate to 2.25 percent based on the current level of the applicable financial statement ratio.

The Company has agreed to pledge substantially all of its uncollateralized assets as security for the Notes due 2007, the Notes due 2008, and the Bank credit agreement, not later than July 1, 2001.

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

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at
6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years. On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

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

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2001, borrowings under these credit arrangements totaled $180,000; an additional $790,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.


ACCOUNTING PRONOUNCEMENTS

On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 is not material to results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB No. 101 has not had a material effect on our reported results of operations, financial condition or cash flows.

In September 2000, the Financial Accounting Standards Board issued SFAS NO. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which we must adopt for all applicable transactions occurring after March 31, 2001. Management is currently assessing the impact of this standard on our results of operations, financial condition and cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt, in Denmark and in the United Kingdom. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2001, 2000 and 1999.

The next phase of the Euro implementation, the changeover from national currencies to the Euro, is scheduled to begin on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk through the maximum use of fixed-rate long-term debt.


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company as of January 31, 2001 and January 31, 2000 and for each of the three years in the period ended January 31, 2001 and the notes thereto are set forth elsewhere herein.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                                      PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 2001 annual meeting of stockholders.

     Information  with respect to executive  officers of the Company is included
in  Item 1,   Part I  hereof  under  the  caption  "Executive  Officers  of  the
Registrant."

Item 11.          EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2001 annual meeting of stockholders.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 2001 annual meeting of stockholders.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2001 annual meeting of stockholders.

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

    b. MFRI filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended January 31, 2001.

    c.   See Item 14(a)(3) above.

    d. The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Chicago, Illinois
April 30, 2001


MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share information)


                                             2000          1999         1998

                                               Fiscal Year Ended January 31,
                                             2001          2000         1999
--------------------------------------------------------------------------------
Net sales                                 $148,731      $137,170     $121,960

Cost of sales                              116,610       103,984       92,294
                                         ----------    ----------   ----------

Gross profit                                32,121        33,186       29,666

Operating expenses:
  Selling expense                           12,075        11,760       11,126
  General and administrative expense        15,045        14,572       14,805
  Management services agreement - net           81          (126)         (96)
                                         ----------    ----------   ----------
    Total operating expenses                27,201        26,206       25,835
                                         ----------    ----------   ----------

Income from operations                       4,920         6,980        3,831

Interest expense - net                       2,938         2,790        2,577
                                         ----------    ----------   ----------

Income before income taxes                   1,982         4,190        1,254

Income taxes                                   856         1,789          918
                                         ----------    ----------   ----------

Net income                                $  1,126      $  2,401      $   336
                                         ==========    ==========   ==========

Net income per common share - basic          $0.23         $0.49        $0.07

Net income per common share - diluted        $0.23         $0.49        $0.07

Weighted average common shares outstanding   4,922         4,922        4,967

Weighted average common shares outstanding
   assuming full dilution                    4,923         4,928        5,040




See notes to consolidated financial statements.




MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)

                                                                       As of January 31,
ASSETS                                                              2001               2000
----------------------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                      $    290           $     665
  Trade accounts receivable, less allowance for
    doubtful accounts of $410 in 2000 and $250 in 1999             26,944              22,842
  Accounts receivable - related companies                             262                 313
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                               3,208               2,517
Income taxes receivable                                                 -                 776
Inventories                                                        21,220              20,800
Deferred income taxes                                               2,905               2,432
Prepaid expenses and other current assets                           1,142               1,150
                                                                 ---------           ---------
  Total current assets                                             55,971              51,495
                                                                 ---------           ---------

Property, Plant and Equipment, Net                                 31,351              28,473

Other Assets:
  Patents, net of accumulated amortization                          1,091               1,225
  Goodwill, net of accumulated amortization                        12,989              13,499
  Other assets                                                      3,383               3,084
                                                                 ---------           ---------
       Total other assets                                          17,463              17,808
                                                                 ---------           ---------

Total Assets                                                     $104,785             $97,776
                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------

Current Liabilities:
  Trade accounts payable                                         $ 12,469            $  9,700
  Accounts payable - related companies                                 48                  45
  Accrued compensation and payroll taxes                            2,491               2,970
  Other accrued liabilities                                         2,656               2,106
  Commissions payable                                               5,492               5,640
  Income taxes payable                                                 13                 -
  Current maturities of long-term debt                              2,745               2,774
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 578                 317
                                                                 ---------           ---------
      Total current liabilities                                    26,492              23,552
                                                                 ---------           ---------

Long-Term Liabilities:
  Long-term debt, less current maturities                          36,421              33,755
  Deferred income taxes                                             2,090               1,974
  Other                                                               983                 667
                                                                 ---------           ---------
    Total long-term liabilities                                    39,494              36,396
                                                                 ---------           ---------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized-
   50,000 and 15,000 shares in 2000 and 1999, respectively;
   4,922 issued and outstanding in 2000 and 1999,
   respectively                                                        49                  49
  Additional paid-in capital                                       21,397              21,397
  Retained earnings                                                18,099              16,973
  Accumulated other comprehensive loss                               (746)               (591)
                                                                 ---------           ---------
    Total stockholders' equity                                     38,799              37,828
                                                                 ---------           ---------

Total Liabilities and Stockholders' Equity                       $104,785             $97,776
                                                                 =========           =========


See notes to consolidated financial statements.


MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)



                                                                                         Accumulated
                                               Common Stock     Additional                  Other
                                             -----------------   Paid-in     Retained   Comprehensive   Comprehensive
                                             Shares    Amount    Capital     Earnings        Loss           Income
                                             ------------------------------------------------------------------------

Balance February 1, 1998                      4,981   $  50       $21,864     $14,236       $(109)
Net income                                                                        336                      $  336
Shares returned from escrow due
  to final settlement of lawsuits
  acquired in the Midwesco Merger               (67)     (1)         (526)
Stock options exercised                           8                    59
Minimum pension liability adjustment
 (net of tax benefit  of $79)                                                                (128)           (128)
Unrealized translation adjustment                                                             (13)            (13)
                                            --------    ----      --------    --------      ------         -------
Balance January 31, 1999                      4,922      49        21,397      14,572        (250)         $  195
                                                                                                           =======

Net income                                                                      2,401                      $2,401
Minimum pension liability adjustment
 (net of tax expense of $36)                                                                   59              59
Unrealized translation adjustment                                                            (400)           (400)
                                            --------    ----      --------    --------      ------         -------
Balance January 31, 2000                      4,922      49        21,397      16,973        (591)         $2,060
                                                                                                           =======


Net income                                                                      1,126                      $1,126
Minimum pension liability adjustment
 (net of tax benefit of $121)                                                                (197)           (197)
Unrealized translation adjustment                                                              42              42
                                            --------    ----      --------    --------      ------         -------
Balance January 31, 2001                      4,922     $49       $21,397     $18,099       $(746)         $  971
                                            ========    ====      ========    ========      ======         =======


See notes to consolidated financial statements.



MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                            2000           1999          1998

                                                              Fiscal Year Ended January 31,
                                                            2001           2000          1999
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                            $   1,126       $  2,401      $    336
  Adjustments to reconcile net income to
   net cash flows from operating activities:
    Provision for depreciation and amortization             4,124          3,893         3,529
    Deferred income taxes                                    (293)           454          (254)
    Loss on sale of business                                  241             -            -
    Change in operating assets and liabilities,
     net of effects of acquisitions/divestitures:
      Accounts receivable                                  (4,338)        (1,323)          733
      Income taxes receivable                                 710            114            39
      Inventories                                            (718)         1,240        (1,785)
      Prepaid expenses and other assets                    (1,331)          (482)         (556)
      Accounts payable                                      2,838            300            35
      Compensation and payroll taxes                         (322)           677           650
      Other accrued liabilities                             1,068         (1,178)         (422)
                                                        ----------      ---------     ----------
Net Cash Flows from Operating Activities                    3,105          6,096         3,149
                                                        ----------      ---------     ----------

Cash Flows from Investing Activities:
  Change in restricted cash from Industrial
   Revenue Bonds                                              -            1,042         1,886
  Acquisitions of businesses, net of cash acquired            -              -          (3,132)
  Reduction in cash balance due to sale of business          (356)           -             -
  Proceeds from sale of property and equipment                 30            398         1,699
  Purchases of property and equipment                      (5,534)        (5,032)       (6,037)
                                                        ----------      ---------    ----------
Net Cash Flows from Investing Activities                   (5,860)        (3,592)       (5,584)
                                                        ----------      ---------    ----------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations              (196)          (218)         (408)
  Borrowings under revolving, term and mortgage loans     246,466         52,032        56,296
  Repayment of debt                                      (244,023)       (54,172)      (53,902)

  Stock options exercised                                     -              -              59
                                                        ----------      ---------    ----------
Net Cash Flows from Financing Activities                    2,247         (2,358)        2,045
                                                        ----------      ---------    ----------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                            132            (60)           (7)
                                                        ----------      ---------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents         (375)            86          (397)
Cash and Cash Equivalents - Beginning of Year                 665            579           976
                                                        ----------      ---------     ---------
Cash and Cash Equivalents - End of Year                 $     290      $     665     $     579
                                                        ==========      =========     =========



See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2001, 2000, AND 1999

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

Fiscal Year: The Company's fiscal year ends on January 31. Years described as 2000, 1999 and 1998 are the fiscal years ended January 31, 2001, 2000 and 1999, respectively. Balances described as balances as of 2000, 1999 and 1998 are balances as of January 31, 2001, 2000 and 1999, respectively.

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

Note 2 - Significant Accounting Policies

Revenue Recognition: Perma-Pipe and its subsidiary, Perma-Pipe Services, Ltd. ("PPSL"), recognize revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

All other subsidiaries of the Company recognize revenues at the date of shipment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories. Inventories consist of the following:

(In thousands)
                                                       2000            1999
                                                     --------        --------
Raw materials                                        $15,926         $15,851
Work in process                                        1,971           2,641
Finished goods                                         3,323           2,308
                                                     --------        --------
Total                                                $21,220         $20,800
                                                     ========        ========

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of major facilities and amortized over the asset's estimated useful life. Interest cost capitalized in 2000, 1999 and 1998 was $0, $57,000 and $54,000, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)
                                                       2000            1999
                                                    ---------       ---------
Land, buildings and improvements                     $18,392         $14,815
Machinery and equipment                               19,526          18,789
Furniture and office equipment                         6,992           5,730
Transportation equipment                                 794             927
                                                    ---------       ---------
                                                      45,704          40,261
Less accumulated depreciation and amortization        14,353          11,788
                                                    ---------       ---------
Property, plant and equipment, net                   $31,351         $28,473
                                                    =========       =========


Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line basis over periods ranging from 25 to 40 years. Accumulated amortization was $1,895,000 and $1,456,000 at January 31, 2001 and 2000, respectively.

Patents are capitalized and amortized on the straight-line basis over a period not to exceed the legal lives of the patents. Accumulated amortization was $929,000 and $761,000 at January 31, 2001 and 2000, respectively.

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation or amortization period or to the unamortized balance is warranted. Such evaluation is based on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

Financial Instruments: The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company utilizes forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2001, 2000 and 1999.

Net Income Per Common Share: Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands except per share information)
                                                       2000        1999         1998
                                                     -------     --------     --------

Net Income                                           $1,126       $2,401       $  336
                                                     ======       ======       ======

Basic weighted average common shares outstanding      4,922        4,922        4,967

Dilutive effect of stock options                          1            6           73
                                                     ------       ------       ------

Weighted average common shares
   outstanding assuming full dilution                 4,923        4,928        5,040
                                                     ======       ======       ======

Net income per common share - basic                   $0.23        $0.49        $0.07

Net income per common share - diluted                 $0.23        $0.49        $0.07

In 2000, 1999 and 1998, the weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 841,000, 828,000 and 411,000, respectively. These options were outstanding at the end of each of the respective years, except for options for 13,000 and 96,000 shares, which expired in April 2000 and December 1999, respectively.

Fair value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of the Company's unsecured senior notes at January 31, 2001 are also reasonable estimates of their fair value, as evidenced by the renegotiation of interest rates and terms that occurred at that time as described in Note 7. The estimated fair value of the Company's unsecured senior notes at January 31, 2000 totaled $23,360,000, based on interest rates estimated to be available to the Company for debt with similar terms and remaining maturities based on information available at that time.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss consists of the following:

                                                              Minimum
                                            Accumulated       Pension
(In thousands)                              Translation      Liability
                                             Adjustment      Adjustment        Total
                                          --------------    -------------    --------
Balance - February 1, 1998                     $(109)          $   -           $(109)
Unrealized translation adjustment                (13)              -             (13)
Minimum pension liability adjustment
   (net of tax benefit of $79)                    -              (128)          (128)
                                             --------         --------       --------
Balance - January 31, 1999                      (122)              -            (250)
Unrealized translation adjustment               (400)              -            (400)
Minimum pension liability adjustment
   (net of tax expense of $36)                    -                59             59
                                             --------         --------       --------
Balance - January 31, 2000                      (522)             (69)          (591)
Unrealized translation adjustment                 42               -              42
Minimum pension liability adjustment
   (net of tax benefit of $121)                   -              (197)          (197)
                                             --------         --------       --------
Balance - January 31, 2001                     $(480)           $(266)         $(746)
                                             ========         ========       ========

Accounting Pronouncements: On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 is not material to results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB No. 101 has not had a material effect on our reported results of operations, financial condition or cash flows.

In September 2000, the Financial Accounting Standards Board issued SFAS NO. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which we must adopt for all applicable transactions occurring after March 31, 2001. Management is currently assessing the impact of this standard on our results of operations, financial condition and cash flows.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the current period presentation.

Note 3 - Related Party Transactions

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois from two principal stockholders who are also members of management. Prior to the purchase, the land and building had been leased from the two principal stockholders. The aggregate purchase price was $4,438,000, which includes the assumption of a mortgage note with a remaining balance of $2,405,000. During 2000 and 1999, the Company paid $359,000 and $610,000, respectively, under the lease agreement in effect prior to the property purchase.

The Company also provides certain services and facilities to a company primarily owned by those management stockholders and purchases certain services from those companies under a management services agreement. The Company received $269,000 and paid $350,000 under such agreements in 2000. During 1999, the Company received $365,000 and paid $239,000 under such agreements. The Company received $465,000 and paid $369,000 under such agreements in 1998.

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which are occupied by a company primarily owned by the two management stockholders. The Company made rental payments of $236,000 directly to the lessor in 2000, and allocated the expense to users based on space occupied. The related company paid rent of $211,000 and $199,000 directly to the lessor in 1999 and 1998, respectively. On February 28, 2001, the related company began leasing the facilities directly from the lessor.

The purchase agreement, lease agreement and the management services agreements have been approved by the Company's Independent Directors (Note 13). Management of the Company believes the amounts paid and received under these agreements were comparable to those, which would have been paid and received in arm's-length transactions.

Note 4 - Acquisitions and Divestitures

SZE Hagenuk GmbH

On December 31, 2000, the Company sold its 81 percent interest in SZE Hagenuk GmbH ("SZE Hagenuk") to the former minority shareholder. The Company received a note receivable of 500,000 Deutsche Marks ("DM") (approximately $240,000) from the former minority shareholder. The Company received 400,000 DM in the first quarter of 2001, with the balance due in January 2003. The book basis of the investment and intercompany receivable was $482,000, resulting in a loss of $241,000.

Nordic Air A/S

On November 2, 1998, the Company acquired all the outstanding shares of capital stock of Nordic Air A/S ("Nordic Air") for an aggregate purchase price of $2,005,000. Financing was provided by borrowings under the Company's unsecured line of credit, an overdraft facility from a Danish bank, and a note payable to the sellers, which was subsequently paid from the proceeds of a term loan from a Danish bank (See Note 7). Nordic Air, located in Nakskov, Denmark, is a manufacturer of pleated air filtration products.

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

Boe-Therm A/S

On June 1, 1998, the Company acquired certain assets and liabilities of Boe-Therm A/S ("Boe-Therm"), including inventory and manufacturing facilities, for an aggregate purchase price of $2,173,000. Financing was provided by borrowings under the Company's unsecured line of credit, loans obtained from a Danish bank and a note payable to the seller. Boe-Therm, located in Assens, Denmark, is a manufacturer of liquid chillers for removing heat from industrial processes.

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

Note 5 - Retention Receivable

Retention is the amount withheld by a customer until a long-term contract is completed. Retention of $395,000 and $603,000 is included in the balance of trade accounts receivable at January 31, 2001 and 2000, respectively.


Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)
                                                   2000           1999
                                                 ---------      ---------
Costs incurred on uncompleted contracts           $21,882        $13,792
Estimated earnings                                  5,299          3,289
                                                 ---------      ---------
Earned revenue                                     27,181         17,081
Less billings to date                              24,551         14,881
                                                 ---------      ---------
Total                                             $ 2,630        $ 2,200
                                                 =========      =========
Classified as follows:
 Costs and estimated earnings in excess of
  billings on uncompleted contracts               $ 3,208        $ 2,517
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                  (578)          (317)
                                                 ---------      ---------
 Total                                            $ 2,630        $ 2,200
                                                 =========      =========

Note 7 - Debt

Long-term debt consists of the following:

(In thousands)
                                                 2000             1999
                                              ----------       ----------
Unsecured senior notes due 2007                 $12,857          $15,000
Unsecured senior notes due 2008                  10,000           10,000
Revolving bank loan                               4,800              -
Industrial Revenue Bonds                          5,200            5,200
Mortgage notes                                    5,002            2,712
Capitalized lease obligations (Note 8)              515            2,592
Term loans                                          562              735
Short-term credit arrangements                      180              171
Other                                                50              119
                                              ----------       ----------
                                                 39,166           36,529
Less current maturities                           2,745            2,774
                                              ----------       ----------
Total                                           $36,421          $33,755
                                              ==========       ==========

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on November 15, 2000, increasing the interest rate to 7.46 percent. The note purchase agreement contains certain financial covenants. At January 31, 2001, the Company was not in compliance with two of these covenants. The Company has obtained a waiver for such non-compliance and the note purchase agreement was amended on April 30, 2001, modifying certain covenants and increasing the interest rate to 8.46 percent. The amendment requires a principal payment of $536,000 on April 30, 2001 and level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter, resulting in a seven-year average life.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The note purchase agreement contains certain financial covenants. At January 31, 2001, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance and the note purchase agreement was amended on April 30, 2001, modifying certain covenants and increasing the interest rate to 7.97 percent. The amendment requires a principal payment of $1,429,000 on September 17, 2002 and level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter, resulting in a seven-year average life.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At January 31, 2001, the prime rate was 9.00 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 1.50 percent. The Company had borrowed $4,800,000 under the revolving line of credit at January 31, 2001. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $528,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. The credit agreement contains certain financial covenants. At January 31, 2001, the Company was not in compliance with two of these covenants. The Company has obtained a waiver of such non-compliance and the credit agreement was amended on April 30, 2001, modifying certain covenants and increasing the margin added to the LIBOR rate to 2.25 percent based on the current level of the applicable financial statement ratio.

The Company has agreed to pledge substantially all of its uncollateralized assets as security for the Notes due 2007, the Notes due 2008, and the Bank credit agreement, not later than July 1, 2001.

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

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at
6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years. On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm. The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

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

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2001, borrowings under these credit arrangements totaled $180,000; an additional $790,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 2001 - $2,745,000; 2002 - $4,024,000; 2003 -
$4,689,000; 2004 - $3,820,000; 2005 - $3,696,000; thereafter - $15,392,000.

Note 8 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)
                                                     2000              1999
                                                   --------          --------
Land, building and improvements                     $   -             $1,197
Machinery and equipment                                 66               322
Furniture and office equipment                         698               653
Transportation equipment                               652               767
                                                   --------          --------
                                                     1,417             2,939
Less accumulated amortization                          916             1,076
                                                   --------          --------
                                                    $  501            $1,863
                                                   ========          ========

The Company leased the land, building and improvements from a partnership owned by two principal stockholders who are also members of management. Under the provisions of the lease, the Company paid all expenses related to the property. The Company purchased the land, building and improvements on September 20, 2000.

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which are occupied by a company primarily owned by the two management stockholders. The Company made the rental payments directly to the lessor in 2000, and allocated the expense to users based on space occupied. The related company made rental payments directly to the lessor in 1999 and 1998. On February 28, 2001, the related company began leasing the facilities directly from the lessor.

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

The Company leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire through 2017. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At  January  31,  2001,   future   minimum  annual  rental   commitments   under
non-cancelable lease obligations were as follows:

                                                    Capital         Operating
                                                     Leases           Leases
(In thousands)                                     --------         ---------
2001                                                $  167           $   656
2002                                                   169               477
2003                                                   162               363
2004                                                    66                72
2005                                                    -                 72
Thereafter                                              -                380
                                                   --------          --------
                                                       564             2,020
Less amount representing interest                       49                -
                                                   --------          --------
Present value of future minimum lease
 payments (Note 7)                                  $  515            $2,020
                                                   ========          ========

Rental expense for operating leases was $1,082,000, $944,000, and $508,000 in 2000, 1999 and 1998, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income before income taxes:

(In thousands)
                                              2000          1999         1998
                                            --------      --------     --------
Domestic                                     $1,702        $3,509       $1,425
Foreign                                         280           681         (171)
                                            --------      --------     --------
Total                                        $1,982        $4,190       $1,254
                                            ========      ========     ========

Components of income tax expense are as follows:

(In thousands)
                                              2000          1999         1998
                                            --------      --------     --------
Current:
   Federal                                   $  928        $  881       $  788
   Foreign                                      151           275          154
   State and other                               70           179          230
                                            --------      --------     --------
                                              1,149         1,335        1,172
Deferred                                       (293)          454         (254)
                                            --------      --------     --------
Total                                        $  856        $1,789       $  918
                                            ========      ========     ========

The difference between the provision for income taxes and the amount computed by applying the federal statutory rate is as follows:

(In thousands)
                                                     2000       1999      1998
                                                   --------   --------   -------
Tax at federal statutory rate                         $674     $1,425     $426
Foreign rate tax differential                           13         84       52
State taxes, net of federal benefit                     82        163       61
Amortization of cost in excess of assets acquired      108        108      115
Tax audit issues                                        -          -       109
Adjustment to estimated income tax accruals             -          -        62
Other - net                                            (21)         9       93
                                                   --------   --------   ------
Total                                                 $856     $1,789     $918
                                                   ========   ========   ======

Components of the deferred income tax asset balances are as follows:

(In thousands)
                                                        2000             1999
                                                     ---------         --------
Current:
  Accrued commissions                                  $1,179           $1,124
  Other accruals not yet deducted                         706              669
  Capital loss carryforward from sale
    of foreign subsidiary                                 395               -
  Non-qualified deferred compensation                     272              217
  Inventory valuation allowance                           214              151
  Allowance for doubtful accounts                          78               68
  Inventory uniform capitalization                         32               50
  Foreign acquisition adjustments                          -                38
  NOL carryforward                                         83               91
  Other                                                   (54)              24
                                                     ---------         --------
Total                                                  $2,905           $2,432
                                                     =========         ========

Components of the deferred income tax liability balance are as follows:

(In thousands)                                        2000            1999
                                                   ---------       ---------
Depreciation                                        $ 1,801          $1,841
Goodwill                                                398             344
Foreign acquisition adjustments                         -               104
Other                                                  (109)           (315)
                                                   ---------       ---------
Total                                               $ 2,090          $1,974
                                                   =========       =========

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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)                                        2000            1999
                                                    --------       ---------
Accumulated benefit obligations:
   Vested benefits                                   $1,745        $  1,137
                                                    ========       =========
   Accumulated benefits                              $1,786        $  1,159
                                                    ========       =========

Change in benefit obligation:
   Benefit obligation - beginning of year            $1,159         $ 1,152
   Service cost                                          53              59
   Interest cost                                         82              76
   Amendments                                           550              -
   Actuarial (gain) loss                                 82             (81)
   Benefits paid                                        (52)            (47)
                                                    --------       ---------
   Benefit obligation - end of year                   1,874           1,159
                                                    --------       ---------


Change in plan assets:
   Fair value of plan assets - beginning of year        923             767
   Actual return on plan assets                          46              74
   Company contributions                                396             129
   Benefits paid                                        (52)            (47)
                                                    --------       ---------
   Fair value of plan assets - end of year            1,313             923
                                                    --------       ---------

Funded status                                          (562)           (236)
Unrecognized prior service cost                         628              89
Unrecognized actuarial loss                             226             112
                                                    --------       ---------
Prepaid (accrued) benefit cost recognized
  in the consolidated balance sheet                 $   292        $    (35)
                                                    ========       =========

Amounts recognized in the consolidated
  balance sheet:
     Accrued benefit liability                      $  (766)        $  (236)
     Intangible asset                                   628              89
     Accumulated other comprehensive income             430             112
                                                    --------       ---------
Net amount recognized                               $   292        $    (35)
                                                    ========       =========

                                                       2000          1999
                                                     -------       ---------
Weighted-average assumptions at end of year:
   Discount rate                                      7.00%           7.25%
   Expected return on plan assets                     8.00%           8.00%
   Rate of compensation increase                       N/A             N/A

Components of net periodic benefit cost:
   Service cost                                       $ 53            $ 59
   Interest cost                                        82              76
   Expected return on plan assets                      (78)            (64)
   Amortization of prior service cost                   12              12
   Recognized actuarial loss                            -                7
                                                    -------         -------
   Net periodic benefit cost                          $ 69            $ 90
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

Contributions to the 401(k) Plan and its predecessors were $348,000, $321,000, and $256,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. The cash surrender value of the life insurance contracts is included in other assets and the deferred compensation liability is included in other long term liabilities in the consolidated balance sheet. The charges to expense were $226,000, $175,000, and $247,000 in 2000, 1999 and 1998, respectively.


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

Intersegment sales and transfers are accounted for as if sales or transfers were to third parties (i.e., at current market prices) and were not material for 2000, 1999 and 1998.

MFRI's  reportable  segments  are  strategic  businesses  that  offer  different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company's business segments:


(In thousands)
                                                 2000             1999              1998
                                              ----------       ----------        ----------
 Net Sales:
   Filtration Products                         $ 64,148         $ 56,165          $ 49,155
   Piping Systems                                54,809           51,710            45,849
   Industrial Process Cooling Equipment          29,774           29,295            26,956
                                              ----------       ----------        ----------
Total Net Sales                                $148,731         $137,170          $121,960
                                              ==========       ==========        ==========

Gross Profit:
   Filtration Products                         $ 11,844         $ 12,730          $ 11,265
   Piping Systems                                10,784           11,278             9,861
   Industrial Process Cooling Equipment           9,493            9,178             8,540
                                              ----------       ----------        ----------
Total Gross Profit                             $ 32,121         $ 33,186          $ 29,666
                                              ==========       ==========        ==========

Income from Operations:
   Filtration Products                         $  3,026         $  3,883          $  3,341
   Piping Systems                                 3,085            4,030             1,444
   Industrial Process Cooling Equipment           2,995            2,867             2,378
   Corporate                                     (4,186)          (3,800)           (3,332)
                                              ----------       ----------        ----------
Total Income from Operations                   $  4,920         $  6,980          $  3,831
                                              ==========       ==========        ==========

Segment Assets:
   Filtration Products                         $ 43,591         $ 39,868          $ 40,183
   Piping Systems                                38,605           35,828            36,424
   Industrial Process Cooling Equipment          17,223           14,885            15,330
   Corporate                                      5,366            7,195             5,682
                                              ----------       ----------        ----------
Total Segment Assets                           $104,785         $ 97,776          $ 97,619
                                              ==========       ==========        ==========

Capital Expenditures:
   Filtration Products                         $  1,066         $  1,317          $  2,010
   Piping Systems                                 1,878            2,725             2,854
   Industrial Process Cooling Equipment              93              171               596
   Corporate                                      2,497              819               577
                                              ----------       ----------        ----------
Total Capital Expenditures                     $  5,534         $  5,032          $  6,037
                                              ==========       ==========        ==========

Depreciation and Amortization:
   Filtration Products                         $  1,359         $  1,359          $  1,154
   Piping Systems                                 1,628            1,489             1,407
   Industrial Process Cooling Equipment             327              332               240
   Corporate                                        810              713               728
                                              ----------       ----------        ----------
Total Depreciation and Amortization            $  4,124         $  3,893          $  3,529
                                              ==========       ==========        ==========

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)
                                                    2000           1999            1998
                                                 ----------     ----------      ----------
 Net Sales:
   United States                                  $127,577       $114,726        $106,600
   Canada                                            7,241          5,166           2,511
   Europe                                           10,624         10,593           8,525
   Mexico, South America, Central America
     and the Caribbean                                 969          2,432           1,867
   Asia                                              1,889          3,513           1,487
   Other                                               431            740             970
                                                 ----------     ----------      ----------
Total Net Sales                                   $148,731       $137,170        $121,960
                                                 ==========     ==========      ==========

Long-Lived Assets:
   United States                                  $ 29,958       $ 26,874        $ 24,846
   Europe                                            1,393          1,599           2,003
                                                 ----------     ----------      ----------
Total Long-Lived Assets:                          $ 31,351       $ 28,473        $ 26,849
                                                 ==========     ==========      ==========



Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)
                                                                 2000          1999          1998
                                                               --------      --------      --------
Cash paid for:
   Income taxes, net of refunds received                        $   396       $ 1,306       $ 1,378
                                                                ========      ========      ========
   Interest, net of amounts capitalized                         $ 2,980       $ 2,813       $ 2,447
                                                                ========      ========      ========

Noncash Financing and Investing Activities:
   Fixed assets acquired under capital leases                   $    46       $   210       $   425
                                                                ========      ========      ========
   Shares returned from escrow due to settlement of
     legal contingencies related to the Midwesco Merger         $   -         $   -         $   527
                                                                ========      ========      ========
   Funds held in trust to repay Industrial Revenue Bonds            -             -         $ 1,042
                                                                ========      ========      ========

Purchase of businesses:
   Fair value of assets acquired (net of cash received)         $   -         $   -         $ 3,076
   Cost in excess of net assets acquired                            -             -           1,939
   Cash paid (net of cash acquired)                                 -             -          (3,132)
   Notes payable to sellers                                         -             -            (829)
                                                                --------     ---------      --------
Liabilities assumed                                             $   -         $   -         $ 1,054
                                                                ========     =========      ========

Sale of business:
    Note receivable from buyer                                    $ 241       $   -         $   -
                                                                ========      ========      ========

Purchase of building:
   Purchase price                                               $ 4,438       $   -         $   -
   Cash paid                                                      1,767           -             -
                                                                --------      --------      --------
Net liabilities assumed                                         $ 2,671       $   -         $   -
                                                                ========      ========      ========

Note 13 - Stock Options

Under the 1993 and 1994 Stock Option Plans ("Option Plans"), 100,000 and 250,000 shares of common stock, respectively, are reserved for issuance to key employees of the Company and its affiliates as well as certain advisors and consultants to the Company. In addition, under the 1994 Option Plan, an additional one percent of shares of the Company's common stock outstanding have been added to the shares reserved for issuance each February 1, beginning February 1, 1995 and ending February 1, 1997, and an additional two percent of shares of the Company's common stock outstanding are added to the shares reserved for issuance each February 1, beginning February 1, 1998. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plans may be either non-qualified options or incentive options. Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.

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

In connection with the purchase agreement relating to the acquisition of TDC, (acquired in December 1997 as part of the Filtration business), the Company issued stock options to purchase 75,000 shares of common stock at $9.60. These options may be exercised through November 2008.


The following summarizes the changes in options under the plans:

                                                    2000                                  1999
                                        ------------------------------       -------------------------------
                                                         Weighted                              Weighted
                                                          Average                               Average
                                           Shares      Exercise Price           Shares       Exercise Price
                                        ------------  ----------------       -----------    ----------------

Outstanding at beginning of year           821,650          $6.68               834,000          $7.16
Granted                                    114,700           4.09               113,600           4.25
Exercised                                      -               -                    -               -
Cancelled                                  (60,800)          5.79              (125,950)          7.68
                                          ---------        -------             ---------        -------
Outstanding at end of year                 875,550          $6.40               821,650          $6.68
                                          =========        =======             =========        =======

Options exercisable at year-end            600,800                              511,075
                                          =========                            =========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at January 31, 2001:

                                     Options Outstanding                            Options Exercisable
                  ----------------------------------------------------     -------------------------------
   Range of            Number       Weighted Average       Weighted            Number          Weighted
   Exercise        Outstanding at       Remaining           Average        Exercisable at       Average
    Prices         Jan. 31, 2001    Contractual Life    Exercise Price      Jan. 31, 2001   Exercise Price
---------------   ---------------   -----------------   --------------     ---------------  --------------
 $4.00-$4.99            286,150         7.4 years           $4.26               111,650          $4.41
 $6.00-$6.99            395,500         5.1 years            6.86               343,750           6.85
 $7.00-$7.99             10,000         3.0 years            7.25                10,000           7.25
 $8.00-$8.99            108,900         6.8 years            8.09                60,400           8.08
 $9.00-$9.99             75,000         7.8 years            9.60                75,000           9.60
                       ---------       -----------         -------            ----------        -------
                        875,550         6.3 years           $6.40               600,800          $6.87
                       =========       ===========         =======            ==========        =======


The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2001, 2000, and 1999, the Company's pro forma net income and earnings per share would have been as follows:

                                                          2000           1999          1998
                                                       ---------      ---------     ---------
Net income - as reported (in thousands)                  $1,126         $2,401        $  336
Net income - pro forma (in thousands)                    $  847         $2,115        $   70
Net income per common share - basic, as reported         $ 0.23         $ 0.49        $ 0.07
Net income per common share - basic, pro forma           $ 0.17         $ 0.43        $ 0.01

The weighted average fair value of options granted during 2000, 1999, and 1998 are estimated at $2.36, $2.37, and $4.01 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2000           1999          1998
                                                       ---------      ---------     ---------
                Expected volatility                      46.33%         46.02%        37.90%
                Risk-free interest rate                   6.49%          5.42%         5.64%
                Divided yield                              0.0%           0.0%          0.0%
                Expected life in years                     7.0            7.0           7.0

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

Note 15 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2000 and 1999:

(In thousands except per share information)                         2000
                                            ---------------------------------------------------
                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter
                                            ----------    ----------    ----------    ---------
Net Sales                                     $34,155       $41,579       $36,943      $36,054
Gross Profit                                    7,758         9,150         7,525        7,688
Net Income (loss)                                 276           808           157         (115)
Per Share Data:
   Net income (loss) - basic                    $0.06         $0.16         $0.03       $(0.02)
   Net income (loss) - diluted                  $0.06         $0.16         $0.03       $(0.02)

                                                                    1999
                                            ---------------------------------------------------
                                              First        Second         Third         Fourth
                                             Quarter       Quarter       Quarter        Quarter
                                            ----------     ---------    ----------    ---------
Net Sales                                     $29,539       $36,505       $37,019      $34,107
Gross Profit                                    7,289         9,326         9,070        7,501
Net Income                                        226         1,057           965          153
Per Share Data:
   Net income - basic                           $0.05         $0.21         $0.20        $0.03
   Net income - diluted                         $0.05         $0.21         $0.20        $0.03



Schedule II
                                            MFRI, INC. AND SUBSIDIARIES

                                         VALUATION AND QUALIFYING ACCOUNTS
                               For the Years Ended January 31, 2001, 2000, AND 1999


------------------------------------------------------------------------------------------------------------
                Column A              Column B              Column C             Column D        Column E
------------------------------------------------------------------------------------------------------------
                                                           Additions
                                                  ---------------------------
                                                       (1)             (2)
                                     Balance at     Charged to      Charged      Deductions
                                    Beginning of    Costs and       to Other        from        Balance at
              Description              Period        Expenses       Accounts1    Reserves 2   End of Period
------------------------------------------------------------------------------------------------------------

Year Ended January 31, 2001:
    Allowance for possible
       losses in collection of
       trade receivables              $250,000      $333,000           -           $173,000      $410,000
                                      =========     =========      =========       =========     =========

Year Ended January 31, 2000:
    Allowance for possible
       losses in collection of
       trade receivables              $229,000      $156,000           -           $135,000      $250,000
                                      =========     =========      =========       =========     =========

Year Ended January 31, 1999:
    Allowance for possible
       losses in collection of
       trade receivables              $209,000      $218,000        $16,000        $214,000      $229,000
                                      =========     =========      =========       =========     =========




1    Acquired with purchase of business.

2    Uncollectible accounts charged off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MFRI, INC.

Date: April 30, 2001                    By: /s/ David Unger
                                        David Unger,
                                        Chairman of the Board of Directors
                                         (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*             Director and Chairman of the         )
                          Board of Directors (Principal       )
                          Executive Officer)                  )
                                                              )
HENRY M. MAUTNER*        Director                             ) April 30, 2001
                                                              )
GENE K. OGILVIE*         Director                             )
                                                              )
FATI A. ELGENDY*         Director                             )
                                                              )
BRADLEY E. MAUTNER*      Director                             )
                                                              )
DON GRUENBERG*           Director                             )
                                                              )
MICHAEL D. BENNETT*      Vice President, Secretary and        )
                          Treasurer (Principal Financial      )
                          and Accounting Officer)             )
                                                              )
ARNOLD F. BROOKSTONE*    Director                             )
                                                              )
EUGENE MILLER*           Director                             )
                                                              )
STEPHEN B. SCHWARTZ*     Director                             )
                                                              )
DENNIS KESSLER*          Director                             )
                                                              )
*By:/s/ David Unger      Individually and as Attorney-in-Fact )
 David Unger                                                  )

                                  EXHIBIT INDEX


  Exhibit No.                             Description

      3(i) Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No.33-70298]

     3(ii) By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to Registration Statement No.33-70298]

       4        Specimen Common Stock Certificate [Incorporated by reference to
                Exhibit 4 to Registration Statement No.33-70794]

     10(b)      1989 Stock Option Plan, as amended [Incorporated by reference to
                Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1990*]

     10(c)      1993 Stock Option Plan [Incorporated by reference to Exhibit
                10.4 ofRegistration Statement No.33-70794]

     10(d) 1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended Janaury 31, 1994 (SEC File No.0-18370)]

     10(e) 1990 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit10.8 to Registration Statement No.33-70794]

     10(f) Form of Directors Indemnification Agreement [Incorporated by reference to Exhibit 10.7 to Registration Statement No.33-70298]

       21       Subsidiaries of MFRI, Inc.

       23       Consent of Deloitte & Touche LLP

       24 Power of Attorney executed by directors and officers of the Company

       27       Financial Data Schedule



         ------------------------
         * SEC File No. 33-31850

                                                             Exhibit 21

MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                          Exhibit 23




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3 and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated April 30, 2001, appearing in the Annual Report on Form 10-K of MFRI, Inc. for the year ended January 31, 2001 and to the reference to us under the heading "Experts" in the Prospectuses which are part of Registration Statements No. 333-21951 and No. 333-44787.





DELOITTE & TOUCHE LLP

Chicago, Illinois
April 30, 2001

                                                                 Exhibit 24
                                POWER OF ATTORNEY



     KNOW ALL MEN BY THESE PRESENT, that each of the undersigned, being a director or officer, or both, of MFRI, INC., a Delaware corporation (the "Corporation"), does hereby constitute and appoint DAVID UNGER, HENRY M. MAUTNER, GENE K. OGILVIE, FATI A. ELGENDY, DON GRUENBERG, BRADLEY E. MAUTNER and MICHAEL D. BENNETT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file or deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Corporation to comply with the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to the Corporation's annual report on Form 10-K for the fiscal year ended January 31, 2001, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as director or officer, or both, of the Corporation, as indicated below opposite his signature, to such annual report on Form 10-K or any amendments or papers supplemental thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of this 18th day of April, 2001.


/s/ David Unger                                /s/ Arnold F. Brookstone
David Unger, Chairman of the Board of          Arnold F. Brookstone, Director
of Directors and President


/s/ Henry M. Mautner                           /s/ Don Gruenberg
Henry M. Mautner, Vice Chairman                Don Gruenberg, Director and
of the Board of Directors                      Vice President

/s/ Gene K. Ogilvie                            /s/ Bradley E. Mautner
Gene K. Ogilvie, Director and                  Bradley E. Mautner, Director and
Vice President                                 Vice President

/s/ Michael D. Bennett                         /s/ Eugene Miller
Michael D. Bennett, Vice President,            Eugene Miller, Director
Chief Financial Officer, Secretary
and Treasurer

/s/ Fati A. Elgendy                            /s/ Stephen B. Schwartz
Fati A. Elgendy, Director and                  Stephen B. Schwartz, Director
Vice President

/s/ Dennis Kessler
Dennis Kessler, Director