Form 10-Q
period 2001-04-30
MFRI INC
filed 2001-06-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------- EXCHANGE ACT OF 1934

For the quarterly period ended          April 30, 2001
                                  ----------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934


For the transition period from                    to
                               ---------------         -----------------

                         Commission file number 0-18370
                                                -------

                                   MFRI, INC.
-------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                         36-3922969
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


7720 Lehigh Avenue                 Niles, Illinois                     60714
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (847) 966-1000
-------------------------------------------------------------------------------
              (Registrants telephone number, including area code)



--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X     No
                                   -------      ------

On June 14, 2001, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001. The results of operations for the quarter ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                               Three Months Ended April 30,
                                               ----------------------------
                                                  2001               2000
                                               ---------          ---------

Net sales                                       $30,692            $34,155
Cost of sales                                    23,681             26,397
                                               ---------          ---------
Gross profit                                      7,011              7,758

Selling expense                                   2,589              3,202
General and administrative expense                3,509              3,407
                                               ---------          ---------
Income from operations                              913              1,149

Interest expense - net                              676                681
                                               ---------          ---------
Income before income taxes                          237                468
Income taxes                                         97                192
                                               ---------          ---------
Net income                                      $   140            $   276
                                               =========          =========

Net income per common share - basic               $0.03              $0.06

Net income per common share - diluted             $0.03              $0.06

Weighted average common shares outstanding        4,922              4,922

Weighted average common shares outstanding
  assuming full dilution                          4,922              4,924


MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)
                                                   April 30,        January 31,
Assets                                                2001             2001
-------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                     $      422         $      290
  Trade accounts receivable, net                    22,533             27,206
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                5,508              3,208
  Deferred income taxes                              2,903              2,905
  Inventories                                       22,363             21,220
  Prepaid expenses and other current assets          1,014              1,142
                                                 ----------         ---------
    Total current assets                            54,743             55,971

Property, Plant and Equipment, At Cost              46,756             45,704
Less Accumulated Depreciation                       15,084             14,353
                                                 ----------         ----------
    Property, plant and equipment, net              31,672             31,351

Other Assets:
  Goodwill, net                                     12,808             12,989
  Other, net                                         4,422              4,474
                                                 ----------         ----------
    Total other assets                              17,230             17,463
                                                 ----------         ----------
Total Assets                                      $103,645           $104,785
                                                 ==========         ==========

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                               $  13,445            $12,517
  Commissions payable                                5,638              5,492
  Current maturities of long-term debt               2,642              2,745
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                  693                578
  Other current liabilities                          4,066              5,160
                                                 ----------         ---------
    Total current liabilities                       26,484             26,492

Long-Term Liabilities:
  Long-Term debt, less current maturities           34,765             36,421
  Deferred income taxes                              2,084              2,090
  Other                                              1,501                983
                                                 ----------         ---------
    Total long-term liabilities                     38,350             39,494

Stockholders' Equity:
  Common stock, $.01 par value, authorized-
    50,000 shares; outstanding - 4,922
    at April 30 and January 31                          49                 49
  Additional paid-in capital                        21,397             21,397
  Retained earnings                                 18,239             18,099
  Accumulated other comprehensive loss                (874)              (746)
                                                 ----------         ---------
    Total stockholders' equity                      38,811             38,799
                                                 ----------         ---------
Total Liabilities and Stockholders' Equity        $103,645           $104,785
                                                 ==========         =========


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)







                                                  Three Months Ended April 30,
                                                       2001            2000
                                                    ----------       ---------
Cash Flows from Operating Activities:
  Net income                                         $    140         $   276
  Adjustments to reconcile net income to
    net cash flows from operating activities:
  Provision for depreciation and amortization             987           1,190
  Change in operating assets and liabilities:
    Trade accounts receivable                           4,821           1,603
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                (2,305)         (2,555)
    Inventories                                        (1,204)         (3,320)
    Prepaid expenses and other current assets            (114)            187
    Current liabilities                                   184             455
    Other operating assets and liabilities                449             (96)
                                                    ----------       ---------
Net Cash Flows from Operating Activities                2,958          (2,260)
                                                    ----------       ---------

Cash Flows from Investing Activities:
  Net purchases of property and equipment              (1,145)         (1,457)
                                                    ----------       ---------
Net Cash Flows from Investing Activities               (1,145)         (1,457)
                                                    ----------       ---------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations               (35)            (56)
  Borrowings under revolving, term and
    mortgage loans                                    357,558          14,824
  Repayment of debt                                  (359,219)        (10,700)
                                                    ----------       ---------
Net Cash Flows from Financing Activities               (1,696)          4,068
                                                    ----------       ---------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                     15               6
                                                    ----------       ---------
Net Increase in Cash and Cash Equivalents                 132             357
Cash and Cash Equivalents - Beginning of Period           290             665
                                                    ----------       ---------
Cash and Cash Equivalents - End of Period           $     422          $1,022
                                                    ==========       =========




See notes to condensed consolidated financial statements.


MFRI, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 2001

1. Inventories consisted of the following:

                                                 April 30,        January 31,
   (In thousands)                                  2001             2001
                                               -----------       -----------

    Raw materials                                 $16,851           $15,926
    Work in process                                 1,858             1,971
    Finished goods                                  3,654             3,323
                                               -----------       -----------
      Total                                       $22,363           $21,220
                                               ===========       ===========


2. Supplemental cash flow information:

                                                  Three Months Ended April 30,
     (In thousands)                                   2001           2000
                                                    --------       --------
   Cash paid (received) for:
     Interest, net of capitalized amounts              $849           $574
     Income taxes, net of refunds received              (13)            16


3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

   (In thousands)                                  Three Months Ended April 30,
                                                        2001         2000
                                                      --------     --------
     Net Income                                          $140        $ 276
                                                      ========     ========

     Basic weighted average common
       shares outstanding                               4,922        4,922
     Dilutive effect of stock options                       -            2
                                                      --------     --------
     Weighted average common shares
       outstanding assuming full dilution               4,922        4,924
                                                      ========     ========

     Net income per common share - basic                $0.03        $0.06
     Net income per common share - diluted              $0.03        $0.06

The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 876,000 and 714,000 for the three months ended April 30, 2001 and 2000, respectively. These options were outstanding at the end of each of the respective periods.

4.The components of comprehensive income, net of tax, were as follows:

  (In thousands)                                 Three Months Ended April 30,
                                                 ----------------------------
                                                        2001        2000
                                                      -------     -------
  Net Income                                           $ 140       $ 276

  Change in foreign currency
    translation adjustments                             (128)       (182)
                                                      -------     -------
  Comprehensive income                                 $  12       $  94
                                                      =======     =======

  Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

                                                   April 30,     January 31,
  (In thousands)                                      2001         2001
                                                   ---------     ---------

  Accumulated translation adjustment                  $(608)        $(480)
  Minimum pension liability adjustment
    (net of tax benefit of $164)                       (266)         (266)
                                                   ---------     ---------
      Total                                           $(874)        $(746)
                                                   =========     =========

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

  (In thousands)                                  Three Months Ended April 30,
                                                  ----------------------------
                                                      2001           2000
                                                    ---------     ---------
   Net Sales:
     Filtration Products                             $13,393       $14,385
     Piping Systems                                   11,936        12,701
     Industrial Process Cooling Equipment              5,363         7,069
                                                    ---------     ---------
   Total Net Sales                                   $30,692       $34,155
                                                    =========     =========

   Gross Profit:
     Filtration Products                             $ 2,562       $ 3,345
     Piping Systems                                    2,913         2,252
     Industrial Process Cooling Equipment              1,536         2,161
                                                    ---------     ---------
   Total Gross Profit                                $ 7,011       $ 7,758
                                                    =========     =========

   Income from Operations:
     Filtration Products                             $   598       $   965
     Piping Systems                                    1,201           546
     Industrial Process Cooling Equipment                136           555
     Corporate                                        (1,022)         (917)
                                                    ---------     ---------
   Total Income from Operations                      $   913       $ 1,149
                                                    =========     =========

6. On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 was not material to results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB No. 101 has not had a material effect on the Company's reported results of operations, financial condition or cash flows.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted for all applicable transactions occurring after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on the Company's reported results of operations, financial condition or cash flows.

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended April 30

Net sales of $30,692,000 for the quarter ended April 30, 2001 decreased 10.1 percent from $34,155,000 for the comparable quarter last year. Sales decreased in all three business units. (See discussion of each unit's sales below).

Gross profit of $7,011,000 decreased 9.6 percent from $7,758,000 in the prior year quarter, while gross margin remained relatively flat at 22.8 percent of net sales in the current year compared to 22.7 percent of net sales in the prior year. The dollar decrease is due to the lower sales volume in all three units.

Net income decreased 49.3 percent to $140,000 or $0.03 per common share (diluted) in the current year from $276,000 or $0.06 per common share (diluted) in the prior year mainly due to the reduction in gross profit discussed above.


Filtration Products Business

Three months ended April 30

Net sales for the quarter ended April 30, 2001 decreased 6.9 percent to $13,393,000 from $14,385,000 in the comparable quarter one year ago. This decrease is the result of lower sales in fabric filter elements partially offset by increased sales of pleated filter elements and non-filtration products and services.

Gross profit as a percent of net sales decreased from 23.3 percent in the prior year to 19.1 percent in the current year, primarily as a result of manufacturing inefficiencies because of lower sales volume and competitive pricing pressures in the marketplace.

Selling expenses for the quarter ended April 30, 2001 decreased to $1,261,000 or
9.4 percent of net sales from $1,497,000 or 10.4 percent of net sales for the comparable quarter last year. The decrease is attributable to reduced sales expenses, primarily in international markets.

General and administrative expenses decreased to $703,000 or 5.2 percent of net sales in the current year quarter from $883,000 or 6.1 percent of net sales for the comparable period one year ago, primarily due to staff reductions and decreased profit-related incentive compensation.


Piping Systems Business

Three months ended April 30

Net sales decreased 6.0 percent from $12,701,000 in the prior year quarter to $11,936,000 for the quarter ended April 30, 2001. This decrease was primarily due to lower domestic sales, particularly a sale of $2,4000,000 for a mineral transportation line in the first quarter a year ago, partially offset by higher export sales, primarily a sale of $2,000,000 for a high temperature oil recovery project in Canada in the current year.

Gross profit as a percent of net sales increased from 17.7 percent to 24.4 percent, mainly resulting from a more favorable product mix of sales and improved plant operating efficiency.

Selling expenses decreased from $705,000 or 5.6 percent of net sales to $523,000 or 4.4 percent of net sales. The dollar decrease was primarily due to cost savings from the December 2000 sale of German subsidiary SZE Hagenuk GmbH, which had selling expenses of $207,000 in the prior year quarter.

General and administrative expenses increased from $1,001,000 in the prior year quarter to $1,189,000 in the current year quarter, and increased as a percent of net sales from 7.9 percent to 10.0 percent. The increase is primarily due to increases in employee-related costs and profit-related incentive compensation, partially offset by the sale of SZE Hagenuk.


Industrial Process Cooling Equipment Business

Three months ended April 30

Net sales of  $5,363,000  for the quarter  ended April 30, 2000  decreased  24.1 percent from $7,069,000 for the comparable quarter in the prior year. Sales decreased in our primary target markets of the plastics industry and original equipment manufacturers (OEM). Sales to the plastics industry decreased 36% from the prior year, comparable to an industry-wide 37% reduction in sales. OEM sales decreased 18% from the prior year due to a slowdown in the semiconductor sector. Sales in plastics and OEM account for over 80% of our business.

Gross margins as a percentage of net sales decreased from 30.6 percent for the prior year to 28.6 percent for the current year. The decrease is due primarily to product mix, and also to distributing a smaller sales volume over essentially constant fixed operating costs.

Selling expenses decreased from $1,000,000 in the prior year to $805,000 in the current year, but increased as percentage of net sales from 14.1 percent to 15.0 percent. The dollar decrease is attributable to a decline in commission expense of $181,000, due to lower sales volume.

General and administrative expenses remained relatively flat at $595,000 in the current year compared to $606,000 in the prior year. As a percentage of net sales, general and administrative expenses increased from 8.6 percent in the prior year to 11.0 percent in the current year, because of lower sales volume.


General Corporate Expenses

General corporate expenses include general and administrative expenses not allocated to business segments and interest expense.

Three months ended April 30

General and administrative expenses increased from $917,000 or 2.7 percent of net sales in the prior year quarter to $1,049,000 or 3.4 percent of net sales in the current year quarter, mainly due to increases in employee-related expenses and franchise taxes.

Interest expense remained relatively flat at $676,000 for the quarter ended April 30, 2001 compared to $681,000 for the prior year quarter.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of April 30, 2001 were $422,000 as compared to $1,022,000 at April 30, 2000. Net cash provided from operating activities of $2,958,000 were used to fund net payments on long-term debt of $1,661,000, purchases of property and equipment of $1,145,000, and payments on capitalized lease obligations of $35,000.

Net cash provided by operating activities was $2,958,000 for the three months ended April 30, 2001, compared with net cash outflows from operating activities of $2,260,000 for the three months ended April 30, 2000. The reduction in trade accounts receivable of $4,821,000 was partially offset by increases in inventories and costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used for investing activities for the quarters ended April 30, 2001 and 2000 were $1,145,000 and $1,457,000, respectively, and consisted of net purchases of property, plant and equipment.

In the quarter ended April 30, 2001, $1,661,000 was used for net payments on long-term debt and $35,000 was used for payments on capitalized lease obligations. In the prior year quarter, the Company obtained $4,124,000 from net proceeds of long-term debt and utilized $56,000 to repay capitalized lease obligations.

The Company's current ratio was 2.1 to 1 at April 30, 2001 and January 31, 2001. Debt to total capitalization decreased to 48.4 percent from 50.2 percent at January 31, 2001.

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants and increasing the interest rate to
8.46 percent. The amendment requires level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter, resulting in a seven-year average life.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants and increasing the interest rate to 7.97 percent. The amendment requires a principal payment of $1,429,000 on September 17, 2002 and level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter, resulting in a seven-year average life.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001, the credit agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At April 30, 2001, the prime rate was 7.50 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $3,800,000 under the revolving line of credit at April 30, 2001. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $433,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. The credit agreement contains certain financial covenants. At April 30, 2001, the Company was not in compliance with one of these covenants. The Company has requested and is awaiting the Bank's approval of a waiver of such non-compliance. The Company is assessing the possible need to request a covenant amendment. If an amendment is necessary, the Company expects it to be finalized during the second quarter.

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

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm A/S. The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years. In addition, on February 16, 1999, the Company obtained a loan from a Danish bank in the amount of 850,000 DKK (approximately $125,000) to finance the purchase of a parcel of land directly adjacent to the manufacturing facility in Assens, Denmark. This loan is secured by the land and building purchased.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 DKK (approximately $425,000) to complete the permanent financing of the Nordic Air A/S acquisition. The loan bears interest at 6.22 percent and has a term of five years.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt, in Denmark and in the United Kingdom. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at April 30, 2001 or January 31, 2001.

The next phase of the Euro implementation, the changeover from national currencies to the Euro, is scheduled to begin on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk through the maximum possible use of fixed-rate long-term debt.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MFRI, INC.



Date:        June 14, 2001           /s/ David Unger
                                     ----------------------------------
                                     David Unger
                                     Chairman of the Board of Directors



Date:        June 14, 2001          /s/ Michael D. Bennett
                                    ----------------------------------
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)