Form 10-Q/A
period 2001-04-30
MFRI INC
filed 2001-06-15
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001, the credit agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At April 30, 2001, the prime rate was 7.50 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $3,800,000 under the revolving line of credit at April 30, 2001. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $433,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. The credit agreement contains certain financial covenants. At April 30, 2001, the Company was not in compliance with one of these covenants, but a waiver of the non-compliance had been included in the aforementioned April 30, 2001 amendment. The Company is assessing the need to request an additional covenant amendment. If an additional amendment is necessary, the Company expects it to be finalized during the second quarter.

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