Form 10-Q
period 2001-07-31
MFRI INC
filed 2001-09-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------- EXCHANGE ACT OF 1934


For the quarterly period ended             July 31, 2001
                                  --------------------------------------------

                                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934


For the transition period from                       to
                                 -----------------         -------------------

                         Commission file number 0-18370
                                 ---------------

                                   MFRI, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                  36-3922969
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


7720 Lehigh Avenue               Niles, Illinois                  60714
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (847) 966-1000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

On September 14, 2001, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001. The results of operations for the quarter ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

MFRI, INC. AND SUBSIDIARFIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands except per share information)
                                                   Three Months Ended             Six Months Ended
                                                        July 31,                       July 31,
                                                 ------------------------       -----------------------
                                                    2001           2000            2001          2000
                                                 ---------      ---------       ---------     ---------

Net sales                                         $34,190        $41,579         $64,882       $75,734
Cost of sales                                      26,011         32,429          49,692        58,826
                                                 ---------      ---------       ---------     ---------
Gross profit                                        8,179          9,150          15,190        16,908

Selling expense                                     2,560          3,177           5,149         6,379
General and administrative expense                  3,581          3,838           7,090         7,245
                                                 ---------      ---------       ---------     ---------
Income from operations                              2,038          2,135           2,951         3,284

Interest expense - net                                689            766           1,365         1,447
                                                 ---------      ---------       ---------     ---------
Income before income taxes                          1,349          1,369           1,586         1,837
Income taxes                                          553            561             650           753
                                                 ---------      ---------       ---------     ---------
Net income                                        $   796        $   808         $   936       $ 1,084
                                                 =========      =========       =========     =========

Net income per common share - basic                 $0.16          $0.16           $0.19         $0.22

Net income per common share - diluted               $0.16          $0.16           $0.19         $0.22

Weighted average common shares outstanding          4,922          4,922           4,922         4,922

Weighted average common shares outstanding
  assuming full dilution                            4,922          4,922           4,922         4,923




See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except per share information)
                                                    July 31,        January 31,
Assets                                                2001             2001
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                        $    497          $    290
  Trade accounts receivable, net                     24,636            26,944
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              3,506             3,208
  Deferred income taxes                               2,900             2,905
  Inventories                                        21,389            21,220
  Prepaid expenses and other current assets           1,644             1,404
                                                  ----------        ----------
  Total current assets                               54,572            55,971

Property, Plant and Equipment, At Cost               45,968            45,704
Less Accumulated Depreciation                        15,743            14,353
                                                  ----------        ----------
  Property, plant and equipment, net                 30,225            31,351

Other Assets:
  Goodwill, net                                      12,684            12,989
  Other, net                                          4,512             4,474
                                                  ----------        ----------
  Total other assets                                 17,196            17,463
                                                  ----------        ----------
Total Assets                                       $101,993          $104,785
                                                  ==========        ==========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                $  11,494           $12,469
  Commissions payable                                 5,551             5,492
  Current maturities of long-term debt                2,750             2,745
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 1,213               578
  Other current liabilities                           4,756             5,208
                                                  ----------        ----------
  Total current liabilities                          25,764            26,492

Long-Term Liabilities:
  Long-term debt, less current maturities            33,188            36,421
  Deferred income taxes                               2,083             2,090
  Other                                               1,376               983
                                                  ----------        ----------
  Total long-term liabilities                        36,647            39,494

Stockholders' Equity:
  Common stock, $.01 par value, authorized-
    50,000 shares; outstanding - 4,922
    at July 31 and January 31                            49                49
  Additional paid-in capital                         21,397            21,397
  Retained earnings                                  19,035            18,099
  Accumulated other comprehensive loss                 (899)             (746)
                                                  ----------        ----------
  Total stockholders' equity                         39,582            38,799
                                                  ----------        ----------
Total Liabilities and Stockholders' Equity         $101,993          $104,785
                                                  ==========        ==========


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
(In thousands)                                                 July 31,
                                                      -------------------------
                                                          2001          2000
                                                      -----------   -----------
Cash Flows from Operating Activities:
   Net income                                          $     936     $  1,084
   Adjustments to reconcile net income to
     net cash flows from operating activities:
   Provision for depreciation and amortization             2,044        2,262
   Change in operating assets and liabilities:
     Trade accounts receivable                             2,204       (5,511)
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                    (304)      (2,180)
     Inventories                                            (242)      (3,716)
     Prepaid expenses and other current assets               343          476
     Current liabilities                                  (1,165)       4,379
     Other operating assets and liabilities                  124         (194)
                                                      -----------   ----------
Net Cash Flows from Operating Activities                   3,940       (3,400)
                                                      -----------   ----------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment             1,366            -
  Purchases of property and equipment                     (1,909)      (2,031)
                                                      -----------   ----------
Net Cash Flows from Investing Activities                    (543)      (2,031)
                                                      -----------   ----------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                  (69)        (111)
  Borrowings under revolving, term and mortgage loans    717,489       25,439
  Repayment of debt                                     (720,571)     (20,018)
                                                      -----------   ----------
Net Cash Flows from Financing Activities                  (3,151)       5,310
                                                      -----------   ----------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                       (39)          15
                                                      -----------   ----------

Net Increase (Decrease) in Cash and Cash Equivalents         207         (106)

Cash and Cash Equivalents - Beginning of Period              290          665
                                                      -----------   ----------

Cash and Cash Equivalents - End of Period              $     497     $    559
                                                      ===========   ==========




See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2001

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended January 31, 2001. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2001 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.


2.Inventories consisted of the following:
                                                July 31,     January 31,
  (In thousands)                                  2001          2001
                                              -----------    -----------

  Raw materials                                  $16,235        $15,926
  Work in process                                  1,944          1,971
  Finished goods                                   3,210          3,323
                                              -----------    -----------
  Total                                          $21,389        $21,220
                                              ===========    ===========


3.Supplemental cash flow information:
                                                   Six Months Ended
  (In thousands)                                       July 31,
                                               --------------------------
                                                   2001         2000
                                               -----------    -----------
  Cash paid for:
    Interest, net of capitalized amounts           $1,329         $1,402
    Income taxes, net of refunds received              37             38





4.The basic weighted average shares reconcile to diluted weighted average shares as follows:
                                          Three Months Ended   Six Months Ended
  (In thousands)                               July 31,            July 31,
                                          ------------------   ----------------
                                            2001      2000       2001     2000
                                          -------   -------    --------  -------
  Net Income                                $796      $808        $936   $1,084
                                          =======   =======    ========  =======

  Basic weighted average common
    shares outstanding                     4,922     4,922       4,922    4,922
  Dilutive effect of stock options            -          -           -        1
                                          -------  --------    --------  -------
  Weighted average common shares
    Outstanding assuming full dilution     4,922     4,922       4,922    4,923
                                          =======  ========    ========  =======

 Net income per common share - basic       $0.16     $0.16       $0.19    $0.22
 Net income per common share - diluted     $0.16     $0.16       $0.19    $0.22

The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise price exceeded the average market price of the common shares was 500,000 and 911,000 for the three months ended July 31, 2001 and 2000, respectively, and 625,000 and 859,000 for the six months ended July 31, 2001 and 2000, respectively. These options were outstanding at the end of each of the respective periods, except for options for 729,000 shares which were surrendered in June 2001, in exchange for new options to be issued in December 2001, at then fair market value.


5.The components of comprehensive income, net of tax, were as follows:

                                Three Months Ended         Six Months Ended
  (In thousands)                     July 31,                  July 31,
                                ------------------      -------------------
                                  2001      2000          2001      2000
                                 ------    ------        ------    -------
  Net Income                      $796      $808          $936     $1,084

  Change in foreign currency
    translation adjustments        (25)       26          (153)      (156)
                                 ------    ------        ------   --------
  Comprehensive income            $771      $834          $783     $  928
                                 ======    ======        ======   ========

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

                                                  July 31,     January 31,
(In thousands)                                     2001            2001
                                                -----------    ----------

Accumulated translation adjustment                  $(633)         $(480)
Minimum pension liability adjustment
(net of tax benefit of $164)                         (266)          (266)
                                                -----------    ----------
     Total                                          $(899)         $(746)
                                                ===========    ==========

6.The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs and manufactures chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications.


(In thousands)                                         Three Months Ended             Six Months Ended
                                                            July 31,                       July 31,
                                                     ------------------------       -----------------------
                                                       2001           2000             2001          2000
                                                     ---------      ---------       ---------     ---------
Net Sales:
  Filtration Products                                 $12,561        $16,378         $25,954       $30,763
  Piping Systems                                       15,316         16,912          27,252        29,613
  Industrial Process Cooling Equipment                  6,313          8,289          11,676        15,358
                                                     ---------      ---------       ---------     ---------
Total Net Sales                                       $34,190        $41,579         $64,882       $75,734
                                                     =========      =========       =========     =========

Gross Profit:
  Filtration Products                                 $ 2,420        $ 3,312         $ 4,982       $ 6,657
  Piping Systems                                        3,947          3,109           6,860         5,361
  Industrial Process Cooling Equipment                  1,812          2,729           3,348         4,890
                                                     ---------      ---------       ---------     ---------
Total Gross Profit                                    $ 8,179        $ 9,150         $15,190       $16,908
                                                     =========      =========       =========     =========

Income from Operations:
  Filtration Products                                 $   608       $  1,104         $ 1,206      $  2,069
  Piping Systems                                        2,040          1,217           3,241         1,763
  Industrial Process Cooling Equipment                    422          1,022             558         1,577
  Corporate                                            (1,032)        (1,208)         (2,054)       (2,125)
                                                     ---------      ---------       ---------     ---------
Total Income from Operations                          $ 2,038        $ 2,135         $ 2,951       $ 3,284
                                                     =========      =========       =========     =========


7. On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 was not material to the results of operations, financial condition or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB No. 101 has not had a material effect on the reported results of operations, financial condition or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted for all applicable transactions occurring after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on the reported results of operations, financial condition or cash flows of the Company.

The Company is currently evaluating the impact of adopting SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company plans to adopt these statements for the Company's fiscal year beginning February 1, 2002. The Company is therefore unable to disclose the impact that adopting SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations when such statements are adopted.

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


RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended July 31

Net sales of $34,190,000 for the quarter ended July 31, 2001 decreased 17.8 percent from $41,579,000 for the comparable quarter last year. Sales decreased in all three business units. (See discussion of each business unit's sales below).

Gross profit of $8,179,000 decreased 10.6 percent from $9,150,000 in the prior year quarter, while gross margin increased to 23.9 percent of net sales in the current year from 22.0 percent of net sales in the prior year. Gross profit declined in the filtration products business and the industrial process cooling equipment business primarily due to lower sales volume. Gross profit increased in the piping systems business mainly due to improved plant efficiency and a more favorable product mix of sales, which offset the decline in sales volume.

Net income decreased 1.5 percent to $796,000 in the current year quarter from $808,000 in the prior year quarter, but net income per common share (diluted) remained flat at $0.16. The reduction in gross profit discussed above was partially offset by reduced selling, general and administrative expense in the current year quarter.

Six months ended July 31

Net sales of $64,882,000 for the six months ended July 31, 2001 decreased 14.3 percent from $75,734,000 for the comparable period last year. Sales decreased in all three business units. (See discussion of each business unit's sales below).

Gross profit of $15,190,000 decreased 10.1 percent from $16,908,000 in the prior year, while gross margin increased to 23.4 percent of net sales in the current year from 22.3 percent of net sales in the prior year. Gross profit declined in the filtration products business and the industrial process cooling equipment business primarily due to lower sales volume. Gross profit increased in the piping systems business primarily due to improved plant efficiency and a more favorable product mix of sales, which offset the decline in sales volume.

Net  income  decreased  13.6  percent  to  $936,000  or $0.19 per  common  share
(diluted) in the current year from $1,084,000 or $0.22 per common share (diluted) in the prior year. The reduction in gross profit discussed above was partially offset by reduced selling, general and administrative expense in the current year.

Filtration Products Business

Three months ended July 31

Net sales for the quarter ended July 31, 2001 decreased 23.3 percent to $12,561,000 from $16,378,000 in the comparable quarter one year ago. This decrease is the result of lower sales in all product categories.

Gross profit as a percent of net sales decreased from 20.2 percent in the prior year to 19.3 percent in the current year, primarily as a result of manufacturing inefficiencies because of lower sales volume.

Selling expense for the quarter ended July 31, 2001 decreased to $1,173,000 from $1,387,000 for the comparable quarter last year, but increased as a percent of net sales from 8.5 percent in the prior year to 9.4 percent in the current year. The dollar decrease is attributable to reduced sales staff and lower sales commissions.

General and administrative expense decreased to $639,000 in the current year quarter from $821,000 for the comparable period one year ago, but remained relatively flat as a percentage of net sales at 5.1 percent compared to 5.0 percent in the comparable period last year. The dollar decrease is primarily due to staff reductions and decreased profit-related incentive compensation.

Six months ended July 31

Net sales for the six months ended July 31, 2001 decreased 15.6 percent to $25,954,000 from $30,763,000 in the comparable period one year ago. This decrease is the result of lower sales in all product categories.

Gross profit as a percent of net sales decreased from 21.6 percent in the prior year to 19.2 percent in the current year, primarily as a result of manufacturing inefficiencies because of lower sales volume and competitive pricing pressures in the marketplace.

Selling expense for the six months ended July 31, 2001 decreased to $2,434,000 from $2,884,000 for the comparable period last year, but remained flat as a percent of net sales at 9.4 percent. The dollar decrease is attributable to reduced sales staff and lower sales commissions.

General and administrative expense decreased to $1,342,000 or 5.2 percent of net sales in the current year from $1,704,000 or 5.5 percent of net sales for the comparable period one year ago. The dollar decrease is primarily due to staff reductions and decreased profit-related incentive compensation.


Piping Systems Business

Three months ended July 31

Net sales decreased 9.4 percent from $16,912,000 in the prior year quarter to $15,316,000 for the quarter ended July 31, 2001. This decrease was primarily due to lower domestic sales, particularly a sale of $2,529,000 for a mineral transportation line in the prior year quarter, partially offset by a $572,000 sale for a military base distribution system in the current year quarter.

Gross profit as a percent of net sales increased from 18.4 percent in the prior year quarter to 25.8 percent in the current year quarter, mainly as a result of a more favorable product mix of sales and improved plant operating efficiency.

Selling expense decreased from $765,000 or 4.5 percent of net sales in the prior year quarter to $562,000 or 3.7 percent of net sales in the current year quarter. The dollar decrease was primarily due to cost savings from the December 2000 sale of the German subsidiary, SZE Hagenuk GmbH ("SZE Hagenuk"), which had selling expense of $219,000 in the prior year quarter.

General and administrative expense increased from $1,127,000 or 6.7 percent of net sales in the prior year quarter to $1,345,000 or 8.8 percent of net sales in the current year quarter. The increase is primarily due to increases in engineering expense and profit-related incentive compensation, partially offset by the sale of SZE Hagenuk. The weakening of the Canadian dollar was the main reason for a foreign exchange loss of $14,000 in the current year quarter compared to a $30,000 gain in the prior year quarter.

Six months ended July 31

Net sales decreased 8.0 percent to $27,252,000 for the six months ended July 31, 2001 from $29,613,000 in the comparable prior year period, mainly due to a sale of $4,708,00 for a mineral transportation line in the first half of last year. This was partially offset by a $2,159,000 sale for a high temperature oil recovery project in Canada and a $1,045,000 sale for a military base distribution system in the current year period.

Gross profit as a percent of net sales increased from 18.1 percent to 24.6 percent, mainly resulting from a more favorable product mix of sales which included the Canadian project and improved plant operating efficiency.

Selling expense decreased from $1,470,000 or 5.0 percent of net sales last year to $1,085,000 or 4.0 percent of net sales in the current year period. The dollar decrease was primarily due to cost savings from the December 2000 sale SZE Hagenuk, which had selling expense of $426,000 in the prior year period.

General and administrative expense increased from $2,128,000 or 7.2 percent of net sales in the prior year period to $2,534,000 or 9.3 percent of net sales in the current year period. The increase is primarily due to increases in engineering expense and profit-related incentive compensation, partially offset by the sale of SZE Hagenuk. The weakening of the Canadian dollar was the main reason for a foreign exchange loss of $34,000 in the current year period compared to a $30,000 gain in the prior year period.


Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of  $6,313,000  for the  quarter  ended July 31, 2001  decreased  23.8 percent from $8,289,000 for the comparable quarter in the prior year. Sales decreased in the primary target markets of the plastics industry and original equipment manufacturers (OEM). Sales to the plastics industry decreased 27% from the prior year, mainly due to the general economic slowdown. OEM sales decreased 21% from the prior year, mainly due to a slowdown in the semiconductor sector. These two markets account for over 80% of total sales.

Gross margins as a percentage of net sales decreased from 32.9 percent for the prior year to 28.7 percent for the current year. The decrease is due primarily to product mix of sales, and reduced sales volume.

Selling expense decreased from $1,025,000 in the prior year to $825,000 in the current year, but increased as percentage of net sales from 12.4 percent to 13.1 percent. The dollar decrease is attributable to a decline in commission expense due to lower sales volume.

General and administrative expense decreased from $682,000 in the prior year to $565,000 in the current year, but increased as a percentage of net sales from
8.2 percent in the prior year to 8.9 percent in the current year. The dollar decrease is primarily due to staff reductions and lower variable expense resulting from the lower sales volume.

Six months ended July 31

Net sales of $11,676,000 for the six months ended July 31, 2001 decreased 24.0 percent from $15,358,000 for the comparable period in the prior year. Sales decreased in our primary target markets of the plastics industry and OEM. Sales to the plastics industry decreased 24% from the prior year period, mainly due to the general economic slowdown. OEM sales decreased 31% from the prior year period, mainly due to a slowdown in the semiconductor sector. These two markets account for over 80% of total sales.

Gross margins as a percentage of net sales decreased from 31.8 percent for the prior year to 28.7 percent for the current year. The decrease is due primarily to product mix of sales, and reduced sales volume.

Selling expense decreased from $2,025,000 in the prior year period to $1,630,000 in the current year period, but increased as percentage of net sales from 13.2 percent to 14.0 percent. The dollar decrease is attributable to a decline in commission expense due to lower sales volume.

General and administrative expense decreased from $1,288,000 in the prior year to $1,160,000 in the current year, but increased as a percentage of net sales from 8.4 percent in the prior year to 9.9 percent in the current year. The dollar decrease is primarily due to staff reductions and lower variable expense resulting from the lower sales volume.


General Corporate Expense

General corporate expense includes general and administrative expense not allocated to business segments and interest expense.

Three months ended July 31

General and administrative expense decreased from $1,208,000 in the prior year quarter to $1,032,000 in the current year quarter, but increased as a percentage of net sales from 2.9 percent in the prior year quarter to 3.0 percent in the current year quarter. The dollar decrease is mainly due to reductions in hospitalization expense and occupancy costs, offset partially by an increase in franchise taxes.

Interest expense decreased to $689,000 for the quarter ending July 31, 2001 from $766,000 in the prior year quarter. The decrease is due to lower borrowing levels in the current year.

Six months ended July 31

General and administrative expense decreased from $2,125,000 in the prior year period to $2,054,000 in the current year period, but increased as a percentage of net sales from 2.8 percent in the prior year period to 3.2 percent in the current year period. The dollar decrease is mainly due to reductions in hospitalization expense and occupancy costs, offset partially by increases in salary expense and franchise taxes.

Interest expense decreased to $1,365,000 for the six months ending July 31, 2001 from $1,447,000 for the comparable period in the prior year. The decrease is due to lower borrowing levels in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of July 31, 2001 were $497,000 as compared to $559,000 at July 31, 2000. Net cash provided from operating activities of $3,940,000 and proceeds from the sale of property and equipment of $1,366,000 were used to fund net payments on long-term debt of $3,082,000, purchases of property and equipment of $1,909,000, and payments on capitalized lease obligations of $69,000.

Net cash provided by operating activities was $3,940,000 for the six months ended July 31, 2001, compared with net cash outflows from operating activities of $3,400,000 for the six months ended July 31, 2001. The reduction in trade accounts receivable of $2,204,000 was partially offset by decreases in accounts payable and other current liabilities.

Net cash used for investing activities for the six months ended July 31, 2001 and 2000 were $543,000 and $2,031,000, respectively. Capital expenditures decreased from $2,031,000 in the prior year to $1,909,000 in the current year. Proceeds from the sale of property and equipment in the current year were $1,366,000, consisting primarily of the transaction described in the next paragraph. No property or equipment was sold in the prior year period.

On June 11, 2001, the Company sold equipment for $1,359,000. The equipment was leased back from the purchaser under a master lease agreement for a period of seven years. No gain or loss was recognized on this transaction and the lease is being accounted for as an operating lease. The lease requires the Company to pay customary operating and repair expenses. The lease also contains a renewal option and a purchase option at fair market value at lease termination.

For the six months ended July 31, 2001, $3,082,000 was used for net payments on long-term debt and $69,000 was used for payments on capitalized lease obligations. In the comparable prior year period, the Company obtained $5,421,000 from net proceeds of long-term debt and utilized $111,000 to repay capitalized lease obligations.

The Company's current ratio was 2.1 to 1 at July 31, 2001 and January 31, 2001. Debt to total capitalization decreased to 47.6 percent from 50.2 percent at January 31, 2001.


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

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"), Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001, the credit agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At July 31, 2001, the prime rate was 6.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $2,900,000 under the revolving line of credit at July 31, 2001. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $433,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility.

The Company has agreed to pledge substantially all of its uncollateralized assets as security for the Notes due 2007, the Notes due 2008, and the Bank credit agreement. The Company is in the process of completing the pledge of these assets.

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

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent and 20 percent by the Industrial Revenue Bonds described.

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

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders who are also members of management for approximately $4,438,000. This amount includes the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52 percent and the term of the loan is ten years with an amortization schedule of 25 years. At the date of purchase the remaining term of the loan was 7.25 years.

The Company also had short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates.

The Company anticipates that cash flows from operating activities will be sufficient to support scheduled principal repayments through 2001.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark and the United Kingdom. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at July 31, 2001 or January 31, 2001.

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


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

The annual meeting of the stockholders of the Company was held on June 26, 2001. David Unger, Henry M. Mautner, Gene K. Ogilvie, Fati A. Elgendy, Bradley E. Mautner, Don Gruenberg, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:


                                               For               Withheld
                                         --------------     ----------------
      David Unger                           4,537,499            289,627
      Henry M. Mautner                      4,537,499            289,627
      Gene K. Ogilvie                       4,537,499            289,627
      Fati A. Elgendy                       4,537,499            289,627
      Bradley E. Mautner                    4,537,499            289,627
      Don Gruenberg                         4,539,499            287,627
      Arnold F. Brookstone                  4,539,499            287,627
      Eugene Miller                         4,539,499            287,627
      Stephen B. Schwartz                   4,539,499            287,627
      Dennis Kessler                        4,539,499            287,627


There were no votes cast against, nor were there any abstentions or broker non-votes with respect to, any nominee.

At the annual meeting, the stockholders also considered and voted on two other proposals.

The first proposal was whether to adopt the 2001 Independent Directors Stock Option Plan (the "2001 Directors Plan"), which would replace the 1990 Independent Directors Stock Option Plan, under which authority to grant options had expired in September 1999. The maximum number of shares that may be sold pursuant to the 2001 Directors Plan is 100,000 shares. Stockholders approved the first proposal and the result of the vote was as follows: 3,182,851 shares of Common Stock were voted to approve the plan, 506,402 shares voted against, and 13,691 shares abstained. There were no broker non-votes with respect to the proposal.

The second proposal was whether to adopt the 2001 Stock Option Exchange Plan (the "2001 Exchange Plan"), which would allow employees, including officers, to exchange options from prior plans for options to be granted in December 2001. The exercise price will be the market price at the date of grant, and the options will vest in four equal annual installments. The options will have a maximum term of ten years from the date of grant. Stockholders approved the second proposal and the result of the vote was as follows: 2,224,601 shares of Common Stock were voted to approve the plan, 1,463,752 shares voted against, and 14,591 shares abstained. There were no broker non-votes with respect to the proposal.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MFRI, INC.



Date:    September 14, 2001          /s/ David Unger
                                     ------------------------------------------
                                     David Unger
                                     Chairman of the Board of Directors



Date:    September 14, 2001         /s/ Michael D. Bennett
                                    -------------------------------------------
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)