Form 10-Q
period 2001-10-31
MFRI INC
filed 2001-12-17
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -------- EXCHANGE ACT OF 1934


For the quarterly period ended                  October 31, 2001
                               -------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934

For the transition period from                      to
                                -----------------        -------------------

                         Commission file number 0-18370
                                                -------

                                   MFRI, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                              36-3922969
----------------------------------------------------------- --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


7720 Lehigh Avenue             Niles, Illinois                             60714
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (847) 966-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

On December 14, 2001, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001. The results of operations for the quarter ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year 2001.


MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands except per share information)
                                                         Three Months Ended           Nine Months Ended
                                                              October 31,                  October 31,
                                                   ----------------------------- ---------------------------
                                                        2001            2000         2001            2000
                                                     ----------     -----------  ------------   ------------

Net sales                                              $32,393        $36,943      $97,275         $112,677
Cost of sales                                           25,464         29,418       75,156           88,244
                                                     ----------     -----------  ------------   -------------
Gross profit                                             6,929          7,525       22,119           24,433

Selling expense                                          2,304          2,923        7,453            9,302
General and administrative expense                       3,574          3,521       10,664           10,766
                                                     ----------     -----------  ------------   -------------
Income from operations                                   1,051          1,081        4,002            4,365

Interest expense - net                                     660            796        2,025            2,243
                                                     ----------     -----------  ------------   -------------
Income before income taxes                                 391            285        1,977            2,122
Income taxes                                               230            128          880              881
                                                     ----------     -----------  ------------   -------------
Net income                                           $     161      $     157     $  1,097         $  1,241
                                                     ==========     ===========  ============   =============

Net income per common share - basic                      $0.03          $0.03        $0.22            $0.25

Net income per common share - diluted                    $0.03          $0.03        $0.22            $0.25

Weighted average common shares outstanding               4,922          4,922        4,922            4,922

Weighted average common shares outstanding
         assuming full dilution                          4,922          4,922        4,922            4,923


See notes to condensed consolidated financial statements.


MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except per share information)
                                                                   October 31,     January 31,
Assets                                                                2001             2001
----------------------------------------------------------------------------------------------
Current Assets:

  Cash and cash equivalents                                          $    132     $      290
  Trade accounts receivable, net                                       22,297         26,944
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                   2,855          3,208
  Deferred income taxes                                                 2,904          2,905
  Inventories                                                          20,340         21,220
  Prepaid expenses and other current assets                             1,478          1,404
                                                                 ------------    -----------
     Total current assets                                              50,006         55,971

Property, Plant and Equipment, At Cost                                 46,964         45,704
Less Accumulated Depreciation                                          16,455         14,353
                                                                 ------------    -----------
     Property, plant and equipment, net                                30,509         31,351

Other Assets:
     Goodwill, net                                                     12,610         12,989
     Other, net                                                         4,467          4,474
                                                                 ------------    -----------
         Total other assets                                            17,077         17,463
                                                                 ------------    -----------
Total Assets                                                         $ 97,592     $  104,785
                                                                 ============    ===========

Liabilities and Stockholder's Equity
--------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                $    10,202        $12,469
  Commissions payable                                                   5,239          5,492
  Current maturities of long-term debt                                 10,699          2,745
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                      979            578
  Other current liabilities                                             3,460          5,208
                                                                 ------------    -----------
      Total current liabilities                                        30,579         26,492

Long-Term Liabilities:
  Long-term debt, less current maturities                              23,708         36,421
  Deferred income taxes                                                 2,086          2,090
  Other                                                                 1,402            983
                                                                 ------------    -----------
      Total long-term liabilities                                      27,196         39,494

Stockholder's Equity:
  Common stock, $.01 par value, authorized-50,000 shares;
   outstanding - 4,922 at October 31 and January 31                        49             49
  Additional paid-in capital                                           21,397         21,397
  Retained earnings                                                    19,196         18,099
  Accumulated other comprehensive loss                                   (825)          (746)
                                                                 ------------    -----------
      Total stockholders' equity                                       39,817         38,799
                                                                 ------------    -----------
Total Liabilities and Stockholders' Equity                          $  97,592    $   104,785
                                                                 ============    ===========

See notes to condensed consolidated financial statements.


MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
(In thousands)                                                             October 31,
                                                                -------------------------------
                                                                     2001              2000
                                                                -------------     -------------
Cash Flows from Operating Activities:

  Net income                                                          $ 1,097      $      1,241
  Adjustments to reconcile net income to
      net cash flows from operating activities:
        Provision for depreciation and amortization                     3,042             3,342
        Change in operating assets and liabilities:
            Trade accounts receivable                                   4,598            (1,357)
            Costs and estimated earnings in excess of
              billings on uncompleted contracts                           351            (2,504)
            Inventories                                                   842            (2,909)
            Prepaid expenses and other current assets                     (95)              596
            Current liabilities                                        (3,805)            1,317
            Other operating assets and liabilities                        106              (302)
                                                                -------------     -------------
Net Cash Flows from Operating Activities                                6,136              (576)
                                                                -------------     -------------
Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                          1,366             -
  Purchases of property and equipment                                  (2,955)           (4,682)
                                                                -------------     -------------
Net Cash Flows from Investing Activities                               (1,589)           (4,682)
                                                                -------------     -------------
Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                              (103)             (157)
  Borrowings under revolving, term and mortgage loans                 987,169           103,354
  Repayment of debt                                                  (991,779)          (98,076)
                                                                -------------     -------------
Net Cash Flows from Financing Activities                               (4,713)            5,121
                                                                -------------     -------------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                                      8                15
                                                                -------------     -------------

Net Decrease in Cash and Cash Equivalents                                (158)             (122)

Cash and Cash Equivalents - Beginning of Period                           290               665
                                                                -------------     -------------

Cash and Cash Equivalents - End of Period                        $        132      $        543
                                                                =============     =============


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2001

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

2. Inventories consisted of the following:
                                                    October 31,     January 31,
     (In thousands)                                    2001             2001
                                                    -----------    -----------

         Raw materials                             $     15,379      $ 15,926
         Work in process                                  1,511         1,971
         Finished goods                                   3,450         3,323
                                                    -----------    -----------
         Total                                     $     20,340      $ 21,220
                                                    ===========    ===========

3.   Supplemental cash flow information:
                                                        Nine Months Ended
     (In thousands)                                         October 31,
                                                   ----------------------------
                                                        2001           2000
                                                    -----------    -----------
     Cash paid for:
         Interest, net of capitalized amounts          $  2,275      $  2,132
         Income taxes, net of refunds received              938           226

     Purchase of building:
         Purchase price                                $      -      $  4,438
         Cash paid                                            -         1,767
                                                    -----------    -----------
      Net liabilities assumed                          $      -      $  2,671
                                                    ===========    ===========


4.   The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                        Three Months Ended            Nine Months Ended
     (In thousands)                                        October 31,                   October 31,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001          2000
                                                    ------------   ------------   -----------    ------------

     Net Income                                           $161           $157         $1,097         $1,241
                                                    ============   ============   ===========    ============

     Basic weighted average common
         shares outstanding                              4,922          4,922          4,922          4,922
     Dilutive effect of stock options                        -              -              -              1
                                                    ------------   ------------   -----------    ------------
     Weighted average common shares
      outstanding assuming full dilution                 4,922          4,922          4,922          4,923
                                                    ============   ============   ===========    ============

     Net income per common share - basic                 $0.03          $0.03          $0.22          $0.25
     Net income per common share - diluted               $0.03          $0.03          $0.22          $0.25

     The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise price exceeded the average market price of the common shares was 124,000 and 911,000 for the three months ended October 31, 2001 and 2000, respectively, and 500,000 and 876,000 for the nine months ended October 31, 2001 and 2000, respectively. Options for 729,000 shares were surrendered in June 2001 in exchange for the Company's agreement to issue new options in December 2001 at the then fair market value.

5.   The components of comprehensive income, net of tax, were as follows:

                                                        Three Months Ended           Nine Months Ended
     (In thousands)                                        October 31,                  October 31,
                                                    ---------------------------   ---------------------------
                                                         2001           2000           2001          2000
                                                    ------------   ------------   -----------    ------------

     Net Income                                           $161          $ 157        $ 1,097         $1,241
     Change in foreign currency translation
       adjustments                                          74           (213)           (79)          (369)
                                                    ------------   ------------   -----------    ------------
     Comprehensive income                                 $235         $  (56)       $ 1,018        $   872
                                                    ============   ============   ===========    ============

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:

                                                                    October 31,   January 31,
     (In thousands)                                                    2001          2001
                                                                   ------------  ------------
     Accumulated translation adjustment                                 $(559)         $(480)
     Minimum pension liability adjustment (net of
       tax benefit of $164)                                              (266)          (266)
                                                                   ------------  ------------
     Total                                                              $(825)         $(746)
                                                                   ============  ============

6. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs and manufactures chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications.

(In thousands)                                        Three Months Ended              Nine Months Ended
                                                          October 31,                     October 31,
                                                 -----------------------------   ----------------------------
                                                      2001           2000           2001            2000
                                                  ------------   ------------    -----------     ----------
Net Sales:
     Filtration Products                               $15,041        $14,632        $40,995        $45,395
     Piping Systems                                     12,345         15,078         39,597         44,691
     Industrial Process Cooling Equipment                5,007          7,233         16,683         22,591
                                                  ------------   ------------    -----------     ----------
Total Net Sales                                        $32,393        $36,943        $97,275       $112,677
                                                  ============   ============    ===========     ==========

Gross Profit:
     Filtration Products                               $ 3,065        $ 2,513        $ 8,047        $ 9,170
     Piping Systems                                      2,464          2,653          9,324          8,014
     Industrial Process Cooling Equipment                1,400          2,359          4,748          7,249
                                                  ------------   ------------    -----------     ----------
Total Gross Profit                                     $ 6,929        $ 7,525        $22,119        $24,433
                                                  ============   ============    ===========     ==========

Income from Operations:
     Filtration Products                               $ 1,233       $    502       $  2,439       $  2,571
     Piping Systems                                        748            792          3,989          2,555
     Industrial Process Cooling Equipment                  116            857            674          2,434
     Corporate                                          (1,046)        (1,070)        (3,100)        (3,195)
                                                  ------------   ------------    -----------     ----------
Total Income from Operations                         $   1,051        $ 1,081      $   4,002        $ 4,365
                                                  ============   ============    ===========     ==========


7. On February 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 was not material to the results of operations, financial condition or cash flows of the Company.

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

     The Company is currently evaluating the impact of adopting SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company plans to adopt these statements for the Company's fiscal year beginning February 1, 2002. The Company is therefore unable to disclose the impact that adopting SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations when such statements are adopted.

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

RESULTS OF OPERATIONS
---------------------

MFRI, Inc.

Three months ended October 31

Net sales of $32,393,000 for the quarter ended October 31, 2001 decreased 12.3 percent from $36,943,000 for the comparable quarter last year. Gross profit of $6,929,000 decreased 7.9 percent from $7,525,000 in the prior year quarter. Sales and gross profit declined in all business units except the filtration products business. Gross margin increased to 21.4 percent of net sales in the current year from 20.4 percent of net sales in the prior year. Improved margins in the piping systems business and the filtration products business, mainly due to improved plant efficiencies and a more favorable product mix of sales in those business units, was partially offset by lower gross margin in the industrial process cooling equipment business related to reduced sales volume. (See discussion of each business unit's results of operations below).

Net income of $161,000 and net income per common share (diluted) of $0.03 in the current year quarter were essentially flat compared with the net income of $157,000 and net income per common share (diluted) of $0.03 in the prior year quarter.

Nine months ended October 31

Net sales of  $97,275,000  for the nine months ended October 31, 2001  decreased
13.7 percent from $112,677,000 for the comparable period last year. Sales declined in all business units. Gross profit of $22,119,000 decreased 9.5 percent from $24,433,000 in the prior year, while gross margin increased to 22.7 percent of net sales in the current year from 21.7 percent of net sales in the prior year. Gross profit and gross margin declined in the filtration products business and the industrial process cooling equipment business primarily due to lower sales volume. Gross profit and gross margin increased in the piping systems business in spite of the decline in sales volume, primarily due to improved plant efficiency and a more favorable product mix of sales. (See discussion of each business unit's results of operations below).

Net income decreased 11.6 percent to $1,097,000 or $0.22 per common share (diluted) in the current year from $1,241,000 or $0.25 per common share (diluted) in the prior year. The reduction in gross profit discussed above was partially offset by reduced selling, general, administrative and interest expense in the current year.

Filtration Products Business

Three months ended October 31

Net sales for the quarter ended October 31, 2001 increased 2.8 percent to $15,041,000 from $14,632,000 in the comparable quarter one year ago. This increase is the result of higher sales of pleated filter elements and non-filtration products and services, partially offset by lower sales of fabric filter elements.

Gross profit as a percent of net sales increased from 17.2 percent in the prior year to 20.4 percent in the current year, primarily as a result of increased manufacturing efficiencies.

Selling expense for the quarter ended October 31, 2001 decreased to $1,073,000 or 7.1 percent of net sales from $1,287,000 or 8.8 percent of net sales for the comparable quarter last year due to reduced sales staff and lower sales commissions.

General and administrative expense increased slightly to $759,000 in the current year quarter from $724,000 for the comparable period one year ago and remained relatively flat as a percentage of net sales at 5.0 percent compared to 4.9 percent in the comparable period last year.

Nine months ended October 31

Net sales for the nine months ended October 31, 2001 decreased 9.7 percent to $40,995,000 from $45,395,000 in the comparable period one year ago. This decrease is the result of lower sales of fabric filter elements.

Gross profit as a percent of net sales decreased from 20.2 percent in the prior year to 19.6 percent in the current year, primarily as a result of lower sales volume and competitive pricing pressures in the marketplace.

Selling expense for the nine months ended October 31, 2001 decreased to $3,507,000 or 8.6 percent of net sales from $4,171,000 or 9.2 percent of net sales for the comparable period last year. The decrease is attributable to reduced sales staff and lower sales commissions.

General and administrative expense decreased to $2,101,000 or 5.1 percent of net sales in the current year from $2,428,000 or 5.3 percent of net sales for the comparable period one year ago, primarily due to staff reductions and lower profit-related incentive compensation.

Piping Systems Business

Three months ended October 31

Net sales decreased 18.1 percent from $15,078,000 in the prior year quarter to $12,345,000 for the quarter ended October 31, 2001. This decrease was primarily due to lower domestic sales, particularly a sale of $1,962,000 for an airport distribution system in the prior year quarter.

Gross profit as a percent of net sales increased from 17.6 percent in the prior year quarter to 20.0 percent in the current year quarter, mainly as a result of a more favorable product mix of sales and improved plant operating efficiency.

Selling expense decreased from $770,000 or 5.1 percent of net sales in the prior year quarter to $484,000 or 3.9 percent of net sales in the current year quarter. The dollar decrease was primarily due to cost savings from the December 2000 sale of the German subsidiary, SZE Hagenuk GmbH ("SZE Hagenuk"), which had selling expense of $201,000 in the prior year quarter.

General and administrative expense increased from $1,091,000 or 7.2 percent of net sales in the prior year quarter to $1,232,000 or 10.0 percent of net sales in the current year quarter. The increase is primarily due to increases in engineering expense and profit-related incentive compensation, partially offset by the sale of SZE Hagenuk.

Nine months ended October 31

Net sales decreased 11.4 percent to $39,597,000 for the nine months ended October 31, 2001 from $44,691,000 in the comparable prior year period, mainly due to a $4,708,000 sale of a mineral transportation line and a $1,962,000 sale of an airport distribution system in the third quarter of the prior year. This was partially offset by a $2,159,000 sale of a high temperature oil recovery project in Canada and a $1,045,000 sale of a military base distribution system in the current year period.

Gross profit as a percent of net sales increased from 17.9 percent to 23.5 percent, mainly resulting from a more favorable product mix of sales including the Canadian project and improved plant operating efficiency.

Selling expense decreased from $2,240,000 or 5.0 percent of net sales last year to $1,569,000 or 4.0 percent of net sales in the current year period. The dollar decrease was primarily due to cost savings from the December 2000 sale SZE Hagenuk, which had selling expense of $607,000 in the prior year period.

General and administrative expense increased from $3,219,000 or 7.2 percent of net sales in the prior year period to $3,766,000 or 9.5 percent of net sales in the current year period. The increase is primarily due to increases in engineering expense and profit-related incentive compensation, partially offset by the sale of SZE Hagenuk.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $5,007,000 for the quarter ended October 31, 2001 decreased 30.8 percent from $7,233,000 for the comparable quarter in the prior year. Sales decreased in the primary target markets of the plastics industry and original equipment manufacturers (OEM). Sales to the plastics industry decreased 9% from the prior year, mainly due to the general economic slowdown. OEM sales decreased 57% from the prior year, mainly due to a slowdown in the semiconductor sector and unusually high demand in the prior year. These two markets account for over 80% of total sales.

Gross margins as a percentage of net sales decreased from 32.6 percent for the prior year to 28.0 percent for the current year. The decrease is due primarily to a less favorable product mix of sales and reduced sales volume.

Selling expense decreased from $867,000 in the prior year to $747,000 in the current year, but increased as a percentage of net sales from 12.0 percent to
14.9 percent. The dollar decrease is attributable to a decline in commission expense due to lower sales volume.

General and administrative expense decreased from $635,000 in the prior year to $537,000 in the current year, but increased as a percentage of net sales from
8.8 percent in the prior year to 10.7 percent in the current year. The dollar decrease is primarily due to staff reductions and lower variable expense resulting from the lower sales volume.

Nine months ended October 31

Net sales of  $16,683,000  for the nine months ended October 31, 2001  decreased
26.2 percent from $22,591,000 for the comparable period in the prior year. Sales decreased in our primary target markets of the plastics industry and OEM. Sales to the plastics industry decreased 25% from the prior year period, mainly due to the general economic slowdown. OEM sales decreased 42% from the prior year period, mainly due to a slowdown in the semiconductor sector. These two markets account for over 80% of total sales.

Gross margins as a percentage of net sales decreased from 32.1 percent for the prior year to 28.5 percent for the current year. The decrease is due primarily to product mix of sales and reduced sales volume.

Selling expense decreased from $2,891,000 in the prior year period to $2,377,000 in the current year period, but increased as a percentage of net sales from 12.8 percent to 14.2 percent. The dollar decrease is attributable to a decline in commission expense due to lower sales volume and reduced spending for advertising.

General and administrative expense decreased from $1,924,000 in the prior year to $1,697,000 in the current year, but increased as a percentage of net sales from 8.5 percent in the prior year to 10.2 percent in the current year. The dollar decrease is primarily due to staff reductions and lower variable expense resulting from the lower sales volume.

General Corporate Expense

General corporate expense includes general and administrative expense not allocated to business segments and interest expense.

Three months ended October 31

General and administrative expense decreased from $1,070,000 in the prior year quarter to $1,046,000 in the current year quarter, but increased as a percentage of net sales from 2.9 percent in the prior year quarter to 3.2 percent in the current year quarter. The dollar decrease is mainly due to reductions in data processing expense and occupancy costs, offset partially by an increase in franchise tax expense and medical claims expense.

Interest expense decreased to $660,000 for the quarter ending October 31, 2001 from $796,000 in the prior year quarter. The decrease is due to lower borrowing levels in the current year.

Nine months ended October 31

General and administrative expense decreased from $3,195,000 in the prior year period to $3,100,000 in the current year period, but increased as a percentage of net sales from 2.8 percent in the prior year period to 3.2 percent in the current year period. The dollar decrease is mainly due to reductions in medical claims expense and occupancy costs, offset partially by increases in salary expense and franchise tax expense.

Interest expense decreased to $2,025,000 for the nine months ending October 31, 2001 from $2,243,000 for the comparable period in the prior year. The decrease is due to lower borrowing levels in the current year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and Operating Cash Flow

Cash and cash equivalents as of October 31, 2001 were $132,000 as compared to $543,000 at October 31, 2000. Net cash provided from operating activities of $6,136,000 and proceeds from the sale of property and equipment of $1,366,000 were used to fund net payments on long-term debt of $4,610,000, purchases of property and equipment of $2,955,000, and payments on capitalized lease obligations of $103,000.

Net cash provided by operating activities was $6,136,000 for the nine months ended October 31, 2001, compared with net cash outflows from operating activities of $576,000 for the nine months ended October 31, 2000. The reduction in trade accounts receivable of $4,598,000 was partially offset by decreases in accounts payable and other current liabilities in the current year.

Net cash used for investing activities for the nine months ended October 31, 2001 and 2000 were $1,589,000 and $4,682,000, respectively. Capital expenditures decreased from $4,682,000 in the prior year to $2,955,000 in the current year. Proceeds from the sale of property and equipment in the current year were $1,366,000, consisting primarily of the transaction described in the next paragraph. No property or equipment was sold in the prior year period.

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

For the nine months ended October 31, 2001, $4,610,000 was used for net payments on long-term debt and $103,000 was used for payments on capitalized lease obligations. In the comparable prior year period, the Company obtained $5,278,000 from net proceeds of long-term debt and utilized $157,000 to repay capitalized lease obligations.

The Company's current ratio was 1.6 to 1 at October 31, 2001 and 2.1 to 1 at January 31, 2001. Debt to total capitalization decreased to 46.4 percent from
50.2 percent at January 31, 2001.


Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments. At October 31, 2001, the Company was not in compliance with one of these covenants. The Company has negotiated a waiver for such non-compliance and an amendment of that covenant and expects documents to be signed by no later than December 21, 2001. The amendment requires previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,196,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2007 will be paid in full in September 2004.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments. At October 31, 2001, the Company was not in compliance with one of these covenants. The Company has negotiated a waiver for such non-compliance and an amendment of that covenant and expects documents to be signed by no later than December 21, 2001. The amendment requires previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,196,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full in July 2006.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, the Company can borrow up to $10,000,000 under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001 and September 14, 2001, the agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows: (1) the higher of the prime rate or the federal funds rate plus 0.50 percent, (2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At October 31, 2001, the prime rate was 5.5 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $4,000,000 under the revolving line of credit at October 31, 2001. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $433,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. At October 31, 2001, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, which permits prepayment of up to $1,000,000 of the Notes due 2007 and $1,000,000 of the Notes due 2008 no earlier than March 31, 2002. The Company is negotiating amendments to the credit agreement, which the Company and the bank expect to finalize during the fourth quarter.

During the quarter ended October 31, 2001, the Company pledged substantially all of its assets that were not previously pledged as security for the Notes due 2007, the Notes due 2008 and the Bank credit agreement.

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

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent (the "Existing Winchester Mortgage") and 20 percent by the Industrial Revenue Bonds described above. The Company has accepted a proposal from a lender for mortgage financing of all its property in Winchester, Virginia (the "Proposed Winchester Mortgage"), which includes the refinancing of the Existing Winchester Mortgage. Proceeds from the Proposed Winchester Mortgage, net of repayment of the Existing Winchester Mortgage, are expected to be approximately $2.1 million. The Proposed Winchester Mortgage is expected to be completed prior to March 31, 2002.

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

The Company anticipates that cash flows from operating activities will be sufficient to support scheduled principal repayments through 2002 with the exception of the $1,000,000 repayment of the Notes due 2007 and the $1,000,000 repayment of the Notes due 2008 scheduled to be paid no later than March 31, 2002. These principal payments will be funded by the proceeds of the Proposed Winchester Mortgage described above.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark and the United Kingdom. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at October 31, 2001 or January 31, 2001.

The next phase of the Euro implementation, the changeover from national currencies to the Euro, is scheduled to begin on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk through management of the proportion of fixed rate debt and variable rate debt in its total debt portfolio.



                           PART II - OTHER INFORMATION

None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MFRI, INC.




Date: December 17, 2001           /s/ David Unger
                                  ----------------------------------------------
                                  David Unger
                                  Chairman of the Board of Directors



Date: December 17, 2001          /s/ Michael D. Bennett
                                  ----------------------------------------------
                                 Vice President, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)