Form 10-K
period 2002-01-31
MFRI INC
filed 2002-05-01
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   __________

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 2002

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _____ to ______

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $11,161,000 based on the closing sale price of $3.051 per share as reported on the NASDAQ National Market on March 31, 2002.

     The number of shares of the registrant's common stock outstanding at March 31, 2002 was 4,922,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document of the registrant are incorporated herein by reference:

Document                                                       Part of Form 10-K
Proxy Statement for the 2002 annual meeting of                        III
stockholders

FORM 10-K CONTENTS
JANUARY 31, 2002


Item                                                                        Page
--------------------------------------------------------------------------------

Part I:

1.  Business                                                                   1
    Company Profile                                                            1
    Filtration Products                                                        2
    Piping Systems                                                             5
    Industrial Process Cooling Equipment                                       7
    Employees                                                                 10
    Executive Officers of the Registrant                                      11
2.  Properties                                                                12
3.  Legal Proceedings                                                         12
4.  Submission of Matters to a Vote of Security Holders                       13


Part II:

5.  Market for Registrant's Common Equity and Related Stockholder Matters     13
6.  Selected Financial Data                                                   14
7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             14
7A. Quantitative and Qualitative Disclosures About Market Risk                23
8.  Financial Statements and Supplementary Data                               23
9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              23


Part III:

10. Directors and Executive Officers of the Registrant                        23
11. Executive Compensation                                                    23
12. Security Ownership of Certain Beneficial Owners and Management            24
13. Certain Relationships and Related Transactions                            24


Part IV:

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K        24


Signatures                                                                    48

--------------------------------------------------------------------------------

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

On December 31, 2000, the Company sold its 81 percent interest in SZE Hagenuk GmbH ("SZE Hagenuk") to the former minority shareholder. SZE Hagenuk manufactures, markets and installs leak detection and location systems in Germany. The Company had entered into an exclusive distribution agreement with SZE Hagenuk to market its leak detection products in Germany. SZE Hagenuk had sales of $1,063,000 for the eleven months ended December 2000.

The Company has signed a contract to sell Perma-Pipe Services Limited subsidiary ("PPSL") to a third party purchaser, effective as of December 1, 2001. PPSL sales were $1,766,000 for the ten months ended November 30, 2001.

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

The Company manufactures virtually all of the seamless tube filter bags sold in the United States. Seamless Tube(R) filter bag fabric is knitted by the Company on custom knitting equipment and finished using proprietary fabric stabilization technology. The Company believes this vertically integrated process provides certain advantages over purchased fabric, including lower costs and reduced inventory requirements. In addition, the Company believes the Seamless Tube(R) product furnishes certain users with a filtration medium of superior performance due to its fabric structure, weight and lack of a vertical seam. In certain applications, the structure of the knitted fabric allows equal airflow with a lower pressure differential than conventionally woven fabrics, thereby reducing power costs. In other circumstances, the fabric structure and absence of a vertical seam allow greater airflow at the same pressure differential as conventionally woven fabrics, thereby permitting the filtration of a greater volume of ss Tube(R) product often improves filter bag durability, resulting in longer life.particulate laden gas at no additional cost. The Seamless Tube(R product often improves filter bag durability, resulting in longer life.

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

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at reduced margins. In the fiscal year ended January 31, 2002, no customer accounted for 10 percent or more of net sales of the Company's filtration products and services.

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

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were 6 percent of the domestic filtration company's product sales during the year ended January 31, 2002, have decreased as the U.S. dollar has strengthened against certain foreign currencies and export sales have been de-emphasized. Nordic Air Filtration A/S, a wholly owned subsidiary of the Company located in Nakskov, Denmark, manufactures and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry(R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

Backlog. As of January 31, 2002, the dollar amount of backlog (uncompleted firm orders) for filtration products was $10,518,000. As of January 31, 2001, the amount of backlog was $12,217,000. Approximately $1,000,000 of the backlog as of January 31, 2002 is not expected to be completed in 2002.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube(R) products and other woven, felted, spun bond and cellulose media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes that supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers.

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

The Company's piping systems are frequently custom fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country. On the fiscal year ended January 31, 2002, no single customer accounted for more than 10 percent of the net sales of the Company's piping systems.

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

Marketing. The customer base for the Company's piping system products is industrially and geographically diverse. The Company employs one national sales manager and six regional sales managers who utilize and assist a network of approximately 85 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.

Patents, Trademarks and Approvals. The Company owns several patents covering the features of its piping and electronic leak detection systems, which expire commencing in 2006. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communication Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company owns numerous trademarks connected with its piping systems business. In addition to Perma-Pipe(R), the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard(R), Double-Pipe(R), Double-Quik(R), Escon-A(R), Ferro-Shield(R), FluidWatch(R), Galva-Gard(R), Hi Gard(R), Poly-Therm(R), Pal-AT(R), Ric-Wil(R), Ric-Wil Dual Gard(R), Stereo-Heat(R), Safe-T-Gard(R), Therm-O-Seal(R), Uniline(R), LiquidWatch(R), TankWatch(R), PalCom(R), Xtru-therm(R), Ultra-Pipe(R) and PEX-GARD(R). The Company also owns United Kingdom trademarks for Poly-Therm(R), Perma-Pipe(R) and Ric-Wil(R), and a Canadian trademark for Ric-Wil(R).

Backlog. As of January 31, 2002, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $14,393,000, substantially all of which is expected to be completed in 2002. As of January 31, 2001, the amount of backlog was $18,009,000.

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

The Company combines chillers and/or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems according to customer specifications.

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

The Company believes that it manufactures the most complete line of chillers available in its primary market (thermoplastics processing). The Company's line of portable chillers is available from 1/2 horsepower to 40 horsepower. It incorporates a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price.

Central chillers are used for plant-wide cooling and, while some models incorporate their own pump and tank, most are sold with a separate pumping system that are usually attached to reservoirs. The Company is currently the only manufacturer that offers several types of central water-cooled chillers. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water to refrigerant) are utilized in the chiller. These chillers also utilize uniquely programmed PLC controls capable of handling either the chillers only or they can be programmed to handle the entire plant cooling system based on customer plant demand. The Company believes that the ability to offer these chiller systems provides it with a unique, total cooling approach concept sales advantage. The Company's central chillers are available from 10 horsepower to 200 horsepower per module.

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

The Company markets two lines of cooling towers. The FT series towers were introduced in 1984 and at the time were the first fiberglass cooling towers to be sold in the United States. The cabinets for these towers are imported from Taiwan and are available in sizes ranging from 15 to 120 tons. (One tower ton equals 15,000 BTU's/hour of heat removal.) The FC fiberglass tower line, which is designed and engineered by the Company, is available from 100 to 240 tons.

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

Temperature Control Units. Most temperature control units are used by injection molders of plastic parts. They are designed to remove heat from the molds for the purpose of improving part quality. More than 90 percent of the temperature control units sold in the industry are water units, while the remaining units use oil as the heat transfer medium. Boe-Therm A/S ("Boe-Therm"), a wholly owned subsidiary of the Company, manufactures a complete line of temperature control units, including oil units and negative pressure units. The Company markets Boe-Therm's oil and negative pressure units in the United States under it's own name.

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

Sales of the Company's cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. The Company believes that it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors and consultants. The acquisition of Boe-Therm in 1998 has resulted in increased sales in Europe and the Far East.

The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly the laser industry, metallizing industry, and machine tool industry. The Company believes that the size of this market is more than $200 million annually. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company registered the trademark "Thermal Care" with the U.S. Patent and Trademark Office in August 1986.

Backlog. As of January 31, 2002, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $3,548,000, substantially all of which is expected to be completed in 2002. As of January 31, 2001, the amount of backlog was $3,343,000.

Raw Materials and Manufacturing. The Company's domestic production and inventory storage facility utilizes approximately 88,000 square feet. The plant layout is designed to facilitate movement through multiple work centers. The Company uses the "Made to Manage" (M2M) MRP System installed in 2001 to support its sales, manufacturing production, inventory, customer relations and accounting operations. The status of the customer order at any given moment can be determined through the M2M system.

The Company utilizes prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. The production line is self-contained to reduce handling required to assemble, wire, test, and crate the units for shipment.

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

Competition. The Company believes that there are at about 15 competitors selling cooling equipment in the domestic plastics market. The Company further believes that three manufacturers, including the Company, collectively share approximately 75 percent of the plastics market. Many international customers, with relatively small cooling needs, are able to purchase small refrigeration units (portable chillers) that are manufactured in their respective local markets at prices below that which the Company can offer due to issues such as freight cost and duty. However, such local manufacturers often lack the technology and products needed for plant-wide cooling systems. The Company believes that its reputation for producing quality plant-wide cooling products results in a significant portion of the Company's business in this area.

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

Government Regulation. The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company's competitive position. Management is not aware of the need for any material capital expenditures for environmental control facilities during the remainder of the current fiscal year or for the foreseeable future. Regulations, promulgated under the Federal Clean Air Act, prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Clean Air Act and related laws on the Company.

Employees

As of March 31, 2002, the Company had 739 full-time employees, 75 of whom were engaged in sales and marketing, 181 of whom were engaged in management, engineering and administration, and the remainder were engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2003. Most of the production employees of the Company's Industrial Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and the International Brotherhood of Electrical Workers Union, pursuant to collective bargaining agreements, both of which expire on June 1, 2002. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee with the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States - Metal Trades Division expires in March 2004.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of the Company as of March 31, 2002:

                                                                 Executive Officer of
                                                                  the Company or its
                      Age                Position                 Predecessors Since
-------------------   --- --------------------------------------- ------------------

David Unger           67  Chairman of the Board of Directors,          1972
                          President and Chief Executive Officer
Henry M. Mautner      75  Vice Chairman of the Board of Directors      1972
Gene K. Ogilvie       62  Vice President and Director                  1969
Fati A. Elgendy       53  Vice President and Director                  1990
Bradley E. Mautner    46  Vice President and Director                  1994
Don Gruenberg         59  Vice President and Director                  1980
Michael D. Bennett    57  Vice President, Chief Financial Officer,     1989
                          Secretary and Treasurer
Thomas A. Benson      48  Vice President                               1988
Billy E. Ervin        56  Vice President                               1986
Robert A. Maffei      53  Vice President                               1987
Herbert J. Sturm      51  Vice President                               1977

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

and since December 30, 1996 he has served as President of the company formed to succeed to the non-Thermal Care businesses of Midwesco, Inc. Bradley E. Mautner is the son of Henry M. Mautner.

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

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders of the Company on June 26, 2001, the stockholders considered and voted on two proposals.

The first proposal was whether to adopt the 2001 Independent Directors Stock Option Plan (the "2001 Directors Plan"), which would replace the 1990 Independent Directors Stock Option Plan, under which authority to grant options had expired in September 1999. The maximum number of shares that may be sold pursuant to the 2001 Directors Plan is 100,000 shares. Stockholders approved the first proposal; the result of the vote was as follows: 3,182,851 shares of Common Stock were voted to approve the plan, 506,402 voted against, and 13,691 shares abstained. There were no broker non-votes with respect to the proposal.

The second proposal was whether to adopt the 2001 Stock Option Exchange Plan (the "2001 Exchange Plan"), which would allow employees, including officers, to exchange options from prior plans for options to be granted in December 2001. The exercise price of the new options was to be the market price at the date of grant, and the options were to vest in four equal annual installments. The new options were to have a maximum term of ten years from the date of grant. Stockholders approved the second proposal; the result of the vote was as follows: 2,224,601 shares of Common Stock were voted to approve the plan, 1,463,752 shares voted against, and 14,591 shares abstained. There were no broker non-votes with respect to the proposal.


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sales prices as reported by the Nasdaq National Market for 2000 and for 2001.

                                    2000                      High          Low

 First Quarter.......................................         $4.94        $3.63
 Second Quarter..... ................................          4.38         3.50
 Third Quarter.......................................          3.94         3.25
 Fourth Quarter......................................          3.50         2.25


                                    2001                      High          Low

 First Quarter.......................................         $2.94        $2.28
 Second Quarter................................. ....          3.60         2.40
 Third Quarter................................... ...          3.35         2.60
 Fourth Quarter......................................          3.42         2.88

As of January 31, 2002, there were approximately 110 stockholders of record, and approximately 1,350 beneficial stockholders, of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2001, 2000, 1999, 1998 and 1997 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                                       2001         2000          1999         1998          1997
(In thousands, except per share information)                         Fiscal Year ended January 31,
                                                    -----------------------------------------------------------------
                                                       2002         2001          2000         1999          1998
                                                    -----------  -----------   -----------  ------------  -----------
Statements of Operations Data:
Net sales                                             $125,534     $149,533      $137,170      $121,960     $111,240
Income from operations                                   2,172        4,920         6,980         3,831        6,224
Net income (loss)                                         (374)       1,126         2,401           336        2,758
Net income (loss) per share - basic                      (0.08)        0.23          0.49          0.07         0.55
Net income (loss) per share - diluted                    (0.08)        0.23          0.49          0.07         0.54


(In thousands)                                                             As of January 31,
                                                    -----------------------------------------------------------------
                                                       2002         2001          2000         1999          1998
                                                    -----------  -----------   -----------  ------------  -----------
Balance Sheet Data:
Total assets                                           $92,529     $104,785      $ 97,776       $97,619     $ 93,395
Long-term debt  (excluding  capital  leases),  less
current portion                                         20,883       36,073        31,357        33,924       33,073
Capitalized leases, less current portion                   217          348         2,398         2,368        2,202

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

The Company's fiscal year ends on January 31. Years described as 2001, 2000 and 1999 are the fiscal years ended January 31, 2002, 2001 and 2000, respectively. Balances described as balances as of 2001 and 2000 are balances as of January 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

MFRI, Inc.

2001 Compared to 2000

Net sales of  $125,534,000  in 2001 decreased  16.0% from  $149,533,000 in 2000.
Sales declined in all businesses due to the economic recession. Gross profit of $26,332,000 in 2001 decreased 18.0% from $32,121,000 in 2000. Gross margin decreased slightly to 21.0 percent of net sales in 2001 from 21.5 percent in 2000. Overall gross profit in all businesses was adversely impacted by lower sales, partially offset by gross margin increase in the piping systems business due to improved plant efficiency and favorable product mix.

Selling, general and administrative expenses decreased 11.2% to $24,160,000 in 2001 from $27,201,000 in 2000 primarily due to lower sales commissions and cost reduction measures that were implemented during the year.

2001 resulted in a net loss of $374,000 or $(0.08) per common share, a decrease of 133% from a net income of $1,126,000 or $0.23 per common share in 2000 mainly due to decreased gross profit as discussed above and due to loss on the divestiture of Perma-Pipe Services, Ltd. ($204,000).

The Company's operating results are discussed in more detail below.

2000 Compared to 1999

Net sales  increased 9.0% in 2000 to  $149,533,000  from  $137,170,000  in 1999.
Gross profit of $32,121,000 in 2000 decreased 3.2 percent from $33,186,000 in 1999, while the gross margin decreased from 24.2 percent of net sales in the 1999 to 21.5 percent of net sales in 2000. Net sales increased in all business segments compared with the prior year, while gross profit decreased in the filtration products business and the piping system business. Overall gross margins were adversely impacted by low margins on a large utility contract and high warranty expenses in the filtration products business and higher than expected costs on two large contracts in the piping systems business.

Net income decreased 53.1% to $1,126,000 or $0.23 per common share (diluted) in 2000 from $2,401,000 or $0.49 per common share (diluted) in the prior year mainly due to the reduction in gross profit discussed above and increased selling, general and administrative expenses. The Company's operating results are discussed in more detail below.

Filtration Products Business

The Company's Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 2001, the average order amount was approximately $3,616. The timing % Increase of large orders can have a material effect on the (Decrease) comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 2001 and 2000 no customer accounted for 10 percent or more of the net sales of the Company's filtration products and services.

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


--------------------------------------------------------------------------------
Filtration Products Business
----------------------------
(In thousands)                                                      %Increase
                                                                    (Decrease)
                                                                 ---------------
                                    2001    2000     1999         2001     2000
                                  -------  -------  -------     -------  -------

Net sales                         $54,434  $64,950  $56,165     (16.2%)   15.6%

Gross profit                       10,063   11,844   12,730     (15.0%)   (7.0%)
   As a percentage of net sales     18.5%    18.2%    22.7%

Income from operations              2,168    3,026    3,883     (28.4%)   22.1%)
   As a percentage of net sales      4.0%     4.7%     6.9%

--------------------------------------------------------------------------------

2001 Compared to 2000

Net sales decreased 16.2% to $54,434,000 in 2001 from  $64,950,000 in 2000. This decrease is the result of lower sales in all product categories, particularly in fabric filter elements in the domestic market, where we believe the market declined by 20 to 30%.

Gross profit as a percent of net sales increased to 18.5% in 2001 from 18.2% in 2000, but remains historically depressed due to continuing competitive pricing pressure and manufacturing inefficiencies caused by the volume decline.

Selling expense in 2001 decreased to $4,865,000 from $5,396,000 in 2000, but increased from 8.3 percent of net sales in 2000 to 8.9 percent of net sales in 2001. The dollar decrease is primarily due to lower sales volume related selling expenses.

General and administrative expense decreased from $3,422,000 or 5.3 percent of net sales in 2000 to $3,030,000 or 5.6 percent of net sales in 2001, primarily due to cost reduction measures.

2000 Compared to 1999

Net sales increased 15.6% to $64,950,000 in 2000 from  $56,165,000 in 1999. This increase is the result of higher sales in all product categories, particularly in pleated filter elements and non-filtration products and services.

Gross profit as a percent of net sales decreased from 22.7% in 1999 to 18.2% in 2000, primarily as a result of manufacturing inefficiencies, high product warranty expenses, low margins on a large utility contract in 2000 and continuing competitive pricing pressures.

Selling expense in 2000 increased to $5,396,000 from $5,334,000 in 1999, but decreased from 9.5 percent of net sales in 1999 to 8.3 percent of net sales in 2000. The dollar increase is attributable to higher expenses to support pleated product sales, partially offset by reduced selling expense in the international marketing effort.

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

Although demand for the Company's secondary containment piping systems is generally affected by the customer's need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 2001, 2000 and 1999, no customer accounted for 10 percent or more of net sales of the Company's piping systems.

The Company's Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 2001 was approximately $22,000. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country.

--------------------------------------------------------------------------------
Piping Systems Business
----------------------
(In thousands)                                                     % Increase
                                                                   (Decrease)
                                                               -----------------
                                    2001    2000     1999         2001    2000
                                  -------  -------  -------     -------  -------

Net sales                         $49,417  $54,809  $51,710      (9.8%)    6.0%

Gross profit                       10,208   10,784   11,278      (5.3%)  (4.4%)
   As a percentage of net sales     20.7%    19.7%    21.8%

Income from operations              3,347    3,085    4,030       8.5%  (23.4%)
   As a percentage of net sales      6.8%     5.6%     7.8%
--------------------------------------------------------------------------------

2001 Compared to 2000

Net sales decreased 9.8% to $49,417,000 in 2001 from $54,809,000 in 2000, mainly due to decreased sales of leak detection systems, a slight decrease in DHC business, and loss of sales of $1,063,000 from SZE Hagenuk GmbH, a subsidiary that was sold in 2000.

Gross profit as a percent of net sales increased from 19.7% in 2000 to 20.7% in 2001, mainly as a result of improved manufacturing efficiencies.

Selling expense decreased from $2,858,000 in 2000 to $1,849,000 in 2001, primarily due to the decrease in net sales and decrease in selling expense by $716,000 for SZE Hagenuk GmbH. Selling expense as a percent of net sales decreased from 5.2% in 2000 to 3.7% in 2001.

General and administrative expense increased from $4,841,000 or 8.8 percent of net sales in 2000 to $5,012,000 or 10.1 percent of net sales in 2001. The increase is mainly due to increases in executive incentives and legal expense, partially offset by eliminated expenses in 2001 due to the sale of SZE Hagenuk GmbH in 2000.

2000 Compared to 1999

Net sales increased 6.0% to $54,809,000 in 2000 from $51,710,000 in 1999, mainly due to increased sales of long lines for mineral transportation and sales of leak detection systems.

Gross profit as a percent of net sales decreased from 21.8% in 1999 to 19.7% in 2000, mainly as a result of a higher than expected costs on two large contracts.

Selling expense increased from $2,780,000 in 1999 to $2,858,000 in 2000, primarily due to an increase in commission and salary expense for inside sales personnel. Selling expense as a percent of net sales decreased from 5.4% in 1999 to 5.2% in 2000.

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

Industrial Process Cooling Equipment Business

The Company's Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 2001, the average order amount was approximately $3,616. Large orders are generally highly competitive and result in lower profit margins. In 2001, no customer accounted for 10 percent or more of net sales of the Cooling Equipment Business. In 2000, sales to Teradyne Inc. were $3,386,000, or 11.4 percent of net sales of the Cooling Equipment Business. However, this customer accounted for less than 10 percent of the Company's total consolidated net sales.

--------------------------------------------------------------------------------
Industrial Process Cooling Equipment Business
---------------------------------------------
(In thousands)                                                     %Increase
                                                                   (Decrease)
                                                               -----------------
                                    2001    2000     1999         2001    2000
                                  -------  -------  -------     -------  -------

Net sales                         $21,683  $29,774  $29,295     (27.2%)   1.6%

Gross profit                        6,061    9,493    9,178     (36.1%)   3.4%
   As a percentage of net sales     28.0%    31.9%    31.3%

Income from operations                627    2,995    2,867     (79.1%)   4.5%
   As a percentage of net sales      2.9%    10.1%     9.8%
--------------------------------------------------------------------------------

2001 Compared to 2000

Net sales decreased  27.2% from  $29,774,000 in 2000 to $21,683,000 in 2001. The decrease resulted from the economic recession in 2001.

Gross margins as a percentage of net sales decreased to 28.0% in 2001 from 31.9% in 2000, primarily due to product mix.

Selling expenses decreased from $3,821,000 or 12.8 percent of net sales in 2000 to $3,061,000 or 14.1 percent of net sales in 2001. The decrease is due to a decline in commission expense based on lower sales volume and decrease in advertising.

General and administrative expenses decreased from $2,677,000 in 2000 to $2,372,000 in 2001. The decrease is due to staff reduction and related costs as well as a one time settlement charge recorded in 2000. General and administrative expense as a percent of net sales increased to 10.9% in 2001 from 9.0% in 2000, mainly due to lower sales.

2000 Compared to 1999

Net sales  increased 1.6% to  $29,774,000 in 2000 from  $29,295,000 in 1999. The increase resulted from growth in sales to original equipment manufacturers.

Gross margins as a percentage of net sales increased to 31.9% in 2000 from 31.3% in 1999, primarily due to product mix.

Selling expenses increased from $3,646,000 or 12.4 percent of net sales in 1999 to $3,821,000 or 12.8 percent of net sales in 2000. The increase is due to higher commissions in the first quarter of 2000.

General and administrative expenses increased slightly from $2,665,000 in 1999 to $2,677,000 in 2000. General and administrative expense as a percentage of net sales decreased from 9.1% in 1999 to 9.0% in 2000.

General Corporate Expenses

General corporate expenses include general and administrative expense not allocated to business segments and interest expense.

2001 Compared to 2000

General corporate expenses not allocated to business segments decreased 5.2% from $4,186,000 in 2000 to $3,970,000 in 2001, primarily due to decrease in professional services and lower expenses for corporate information services projects, as more resources were devoted to information services projects in the company's business segments.

Interest expense decreased 11.5% from $2,938,000 in 2000 to $2,600,000 in 2001 due to reduction of net borrowings by $6,804,000 or 17.4% in 2001, partially offset by increased interest expense from renegotiated rates on refinancing of remaining borrowings.

2000 Compared to 1999

General and administrative expenses not allocated to business segments increased 10.2% from $3,800,000 in 1999 to $4,186,000 in 2000, primarily due to increases in employee-related expenses and franchise taxes. The percentage of non-allocated general and administrative expenses to net sales remained flat at 2.8%.

Interest expense increased 5.3% to $2,938,000 in 2000 from $2,790,000 in 1999, due to increased borrowings for working capital requirements in 2000.

Income Taxes

The effective income tax (benefit) rates were (12.5%), 43.2% and 42.7% in 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2002 were $119,000 as compared to $290,000 at January 31, 2001. Net cash inflows of $8,562,000 generated from operating activities and $1,380,000 proceeds from sale of property, plant and equipment were used to fund purchases of property, plant and equipment of $3,455,000 and net reduction of long-term debt of $6,647,000 and capitalized lease obligations of $157,000.

Net cash provided by operating activities was $8,562,000, mainly due to earnings before depreciation and amortization and a decrease in accounts receivable and inventories, and offset by a decrease in accounts payable. Net cash provided by operating activities was $3,105,000 in 2000, mainly due to earnings before depreciation and amortization and increase in accounts receivable, offset by an increase in accounts payable.

Net cash used in investing activities in 2001 was $1,894,000 versus $5,860,000 in 2000. Capital expenditures decreased from $5,534,000 in 2000 to $3,455,000 in 2001. In 2001, proceeds from the sale of property and equipment were $1,380,000, mainly resulting from the sale of certain equipment in Lebanon, Tennessee to a third party in June 2001. The Company leased back the equipment from the third party purchaser. In 2000, the Company purchased an 8.1 acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two significant management stockholders for approximately $4,438,000. Prior to the purchase, the land and building had been leased from the two significant stockholders. The purchase price included cash paid of $1,767,000 and the assumption of a $2,405,000 mortgage note. The Company also purchased two buildings with a total area of 12,000 square feet, in New Iberia, Louisiana, for $380,000 in 2000.

Net cash used in financing activities in 2001 was $6,804,000 compared to net cash obtained from financing activities of $2,247,000 in 2000. In 2001, net cash obtained from borrowings under revolving, term and mortgage loans was $1,224,921,000, net repayment of capitalized lease obligations was $157,000 and repayment of debt was $1,231,568,000. In 2000, net cash obtained from borrowings under revolving, term and mortgage loans was $246,466,000, net repayment of capitalized lease obligations was $196,000 and repayment of debt was $244,023,000.

The Company's current ratio was 1.5 to 1 at January 31, 2002 and 2.1 to 1 at January 31, 2001. Debt to total capitalization decreased to 45.9% at January 31, 2002 from 50.2% at January 31, 2001.

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $1,296,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2007 are payable in full in September 2004. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments, and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,196,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full by July 2006. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, as amended, the Company can borrow up to $8,000,000, subject to borrowing base and other requirements, under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001 and September 14, 2001, the agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows:
(1) the higher of the prime rate or the  federal  funds rate plus 0.50  percent,
(2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At January 31, 2002, the prime rate was
4.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $2,300,000 under the revolving line of credit at January 31, 2002. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $793,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various insurance and trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. At January 31, 2002, the Company was not in compliance with two covenants under the line of credit. The Company has obtained a waiver for such non-compliance.

On October 10, 2001, the Company pledged substantially all of its assets that were not previously pledged as security for the Notes due 2007, the Notes due 2008 and the Bank credit agreement, as required by those agreements.

The Company has determined that it will need to renegotiate or refinance the note purchase agreements for the Notes due 2007 and the Notes due 2008, which currently require principal payments aggregating $4,286,000 to be made by the Company on June 30, 2002. The Company is currently engaged in a review of the options available to address its long-term capital needs and is negotiating amendments to or replacements of the note purchase agreements and credit agreement. While the Company believes it will have adequate financing available to meet its needs in the future, there is no assurance any such financing will be available or that the terms of any financing will be more favorable than the Company's existing financing.

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

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent (the "Old Winchester Mortgage") and 20 percent by the Industrial Revenue Bonds described above. On April 26, 2002 the Company borrowed $3,450,000 under a new mortgage note secured by all its property in Winchester, Virginia (the "New Winchester Mortgage"). Proceeds from the New Winchester Mortgage, net of repayment of the Existing Winchester Mortgage, were approximately $2,700,000. The New Winchester Mortgage bears interest at 7.10 percent, and the loan's amortization schedule and term are ten years. On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years. On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 DKK (approximately $425,000) to complete the permanent financing of the acquisition of Nordic Air A/S. The loan bears interest at 6.22 percent and has a term of five years.

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

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2002, borrowings under these credit arrangements totaled $180,000; an additional $790,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

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

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted for all applicable transactions occurring after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on the reported results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. The Company anticipates that adopting SFAS No. 141 will not have a material effect on reported results of operations, financial condition or cash flows of the Company.

The Company is currently evaluating the impact of adopting SFAS No. 142, "Goodwill and Other Intangible Assets." The Company plans to adopt SFAS No. 142 for the Company's fiscal year beginning February 1, 2002. The Company anticipates that adopting SFAS No. 142 will require it to report a material adverse change in its financial position and results of operations due to writing down between 70% and 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets, but will have no effect at all on cash flow, when such statement is adopted.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Retirement Obligations," which is effective February 1, 2003. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company does not expect adoption of SFAS No. 143 to have a material effect on the results of operations, financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company starting February 1, 2002. SFAS No. 144 addresses accounting and reporting of the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting method for the sale of long-lived assets. The Company does not expect adoption of SFAS No. 144 to have a material effect on the results of operations, financial condition or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt, in Denmark and in the United Kingdom. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2002, 2001 and 2000.

The changeover from national currencies to the Euro began on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk through the maximum possible use of fixed-rate long-term debt.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as of January 31, 2002 and January 31, 2001 and for each of the three years in the period ended January 31, 2002 and the notes thereto are set forth elsewhere herein.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 2002 annual meeting of stockholders.

Information  with  respect to  executive  officers of the Company is included in
Item 1,  Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2002 annual meeting of stockholders.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 2002 annual meeting of stockholders.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2002 annual meeting of stockholders.


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

       b. MFRI filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended January 31, 2002.

       c.         See Item 14(a)(3) above.

       d. The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries Chicago, Illinois

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Chicago, Illinois
April 30, 2002

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)


                                                 2001         2000        1999

                                                 Fiscal Year Ended January 31,
                                                 2002         2001        2000
--------------------------------------------------------------------------------
Net sales                                      $125,534    $149,533    $137,170

Cost of sales                                    99,202     117,412     103,984
                                               --------    --------    --------

Gross profit                                     26,332      32,121      33,186

Operating expenses:
 Selling expense                                  9,775      12,075      11,760
 General and administrative expense              14,459      15,045      14,572

 Management services agreement - net                (74)         81        (126)
                                               --------    --------    --------
   Total operating expenses                      24,160      27,201      26,206
                                               --------    --------    --------

Income from operations                            2,172       4,920       6,980

Interest expense - net                            2,600       2,938       2,790
                                               --------    --------    --------

Income (loss) before income taxes                  (428)      1,982       4,190

Income taxes (benefit)                              (54)        856       1,789
                                               --------    --------     -------

Net income (loss)                              $   (374)   $  1,126    $  2,401
                                               ========    ========     =======

Net income(loss)per common share - basic         $(0.08)      $0.23       $0.49

Net income (loss) per common share - diluted     $(0.08)      $0.23       $0.49

Weighted average common shares outstanding        4,922       4,922       4,922

Weighted average common shares outstanding
   assuming full dilution                         4,922       4,923       4,928




See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)

                                                                    As of January 31,
ASSETS                                                            2002            2001
-----------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                    $     119       $     290
 Trade accounts receivable, less allowance for doubtful
   accounts of $343 in 2001 and $410 in 2000                     18,845          26,944
 Accounts receivable - related companies                              2             262
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                                       3,324           3,208
Income taxes receivable                                           1,000               -
Inventories                                                      18,682          21,220
Deferred income taxes                                             2,179           2,905
Prepaid expenses and other current assets                         1,461           1,142
                                                               --------        --------
     Total current assets                                        45,612          55,971
                                                               --------        --------

Property, Plant and Equipment, Net                               30,065          31,351

Other Assets:
 Patents, net of accumulated amortization                           962           1,091
 Goodwill, net of accumulated amortization                       12,445          12,989
 Other assets                                                     3,445           3,383
                                                               --------        --------
     Total other assets                                          16,852          17,463
                                                               --------        --------

Total Assets                                                   $ 92,529        $104,785
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------

Current Liabilities:
  Trade accounts payable                                      $  9,643         $ 12,469
  Accounts payable - related companies                             188               48
  Accrued compensation and payroll taxes                         2,009            2,491
  Other accrued liabilities                                      2,459            2,656
  Commissions payable                                            4,821            5,492
  Income taxes payable                                              27               13
  Current maturities of long-term debt                          11,100            2,745
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                        525              578
                                                              --------         --------
     Total current liabilities                                  30,772           26,492
                                                              --------         --------

Long-Term Liabilities:
  Long-term debt, less current maturities                       21,100           36,421
  Deferred income taxes                                          1,143            2,090
  Other                                                          1,527              983
                                                              --------         --------
   Total long-term liabilities                                  23,770           39,494
                                                              --------         --------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized-
       50,000 and 50,000 shares in 2001 and 2000, respectively;
       4,922 issued and outstanding in 2001 and 2000,
       respectively                                                 49               49
  Additional paid-in capital                                    21,397           21,397
  Retained earnings                                             17,725           18,099
  Accumulated other comprehensive loss                          (1,184)            (746)
                                                              --------         --------
     Total stockholders' equity                                 37,987           38,799
                                                              --------         --------

Total Liabilities and Stockholders' Equity                    $ 92,529         $104,785
                                                              ========         ========

See notes to consolidated financial statements.

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)




                                                                                      Accumulated
                                               Common Stock         Additional                       Other
                                            ------------------       Paid-in       Retained      Comprehensive      Comprehensive
                                            Shares      Amount       Capital       Earnings          Loss           Income (Loss)
                                            --------------------------------------------------------------------------------------

Balance February 1, 1999                     4,922     $   49       $ 21,397       $ 14,572        $    (250)

Net income                                                                            2,401                            $2,401
Minimum pension liability adjustment
 (net of tax expense of $36)                                                                               59              59
Unrealized translation adjustment                                                                        (400)           (400)
                                           --------    --------      --------       --------          --------        --------
Balance January 31, 2000                     4,922         49         21,397         16,973              (591)         $2,060
                                                                                                                      ========

Net income (loss)                                                                     1,126                            $1,126
Minimum pension liability adjustment
 (net of tax benefit of $121)                                                                            (197)           (197)
Unrealized translation adjustment                                                                          42              42
                                           --------    --------      --------       --------          --------        --------
Balance January 31, 2001                     4,922         49         21,397         18,099              (746)            971
                                                                                                                      ========

Net income (loss)                                                                      (374)                            $(374)
Minimum pension liability adjustment
 (net of tax benefit of  $138)                                                                           (227)           (227)
Unrealized translation adjustment                                                                        (211)           (211)
                                           --------    --------      --------       --------          --------        --------
Balance January 31, 2002                     4,922     $    49       $21,397        $ 17,725          $(1,184)          $(812)
                                           ========    ========      ========       ========          ========        ========














See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                              2001              2000             1999

                                                                   Fiscal Year Ended January 31,
                                                              2002              2001             2000
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                       $    (374)        $   1,126         $  2,401
  Adjustments to reconcile net income to
   net cash flows from operating activities:
    Provision for depreciation and amortization               4,110             4,124           3,893
    Deferred income taxes                                       (89)             (293)            454
    (Gain) loss on sale of asset                                 (8)              241             -
    Loss on sale of business                                    204                -              -
    Change in operating assets and liabilities,
      net of effects of divestitures:
        Accounts receivable                                   7,308            (4,338)         (1,323)
        Income taxes receivable                                (975)              710             114
        Inventories                                           2,378              (718)          1,240
        Prepaid expenses and other assets                      (835)           (1,331)           (482)
        Accounts payable                                     (2,050)            2,838             300
        Compensation and payroll taxes                         (391)             (322)            677
        Other accrued liabilities                              (716)            1,068          (1,178)
                                                           --------          --------         -------
Net Cash Flows from Operating Activities                      8,562             3,105           6,096
                                                           --------          --------         -------

Cash Flows from Investing Activities:
  Change in restricted cash from Industrial
   Revenue Bonds                                                -                 -             1,042
  Proceeds on sale of business                                  184               -               -
  Reduction in cash balance due to sale of business              (3)             (356)            -
  Proceeds from sale of property and equipment                1,380                30             398
  Purchases of property and equipment                        (3,455)           (5,534)         (5,032)
                                                           --------          --------         -------
Net Cash Flows from Investing Activities                     (1,894)           (5,860)         (3,592)
                                                           --------          --------         -------
Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations                (157)             (196)           (218)
  Borrowings under revolving, term and mortgage loans     1,224,921           246,466          52,032
  Repayment of debt                                      (1,231,568)         (244,023)        (54,172)
                                                           --------          --------         -------
Net Cash Flows from Financing Activities                     (6,804)            2,247          (2,358)
                                                           --------          --------         -------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                              (35)              132             (60)
                                                           --------          --------         -------

Net Increase (Decrease) in Cash and Cash Equivalents           (171)             (375)             86
Cash and Cash Equivalents - Beginning of Year                   290               665             579
                                                           --------          --------         -------
Cash and Cash Equivalents - End of Year                   $     119         $     290         $   665
                                                           ========          ========         =======




See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

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

Fiscal Year: The Company's fiscal year ends on January 31. Years described as 2001, 2000 and 1999 are the fiscal years ended January 31, 2002, 2001 and 2000, respectively. Balances described as balances as of 2001, 2000 and 1999 are balances as of January 31, 2002, 2001 and 2000, respectively.

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

Note 2 - Significant Accounting Policies

Revenue Recognition: Perma-Pipe recognizes revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Operating Cycle: The length of Perma-Pipe contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories. Inventories consist of the following:

(In thousands)
                                                        2001            2000
                                                      ---------       --------
Raw materials                                          $14,720         $15,926
Work in process                                          1,551           1,971
Finished goods                                           2,411           3,323
                                                      ---------       --------
Total                                                  $18,682         $21,220
                                                      =========       ========

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of major facilities and amortized over the asset's estimated useful life. The Company did not incur any cost to be capitalized during 2001 and 2000.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)
                                                        2001            2000
                                                      ---------       --------
Land, buildings and improvements                       $18,901         $18,392
Machinery and equipment                                 20,229          19,526
Furniture and office equipment                           7,038           6,992
Transportation equipment                                   520             794
                                                      ---------       --------
                                                         46,688         45,704
Less accumulated depreciation and amortization          (16,623)       (14,353)
                                                      ---------       --------
Property, plant and equipment, net                      $30,065        $31,351
                                                      =========       ========

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line basis over periods ranging from 25 to 40 years. Accumulated amortization was $2,438,594 and $1,895,000 at January 31, 2002 and 2001, respectively.

Patents are capitalized and amortized on the straight-line basis over a period not to exceed the legal lives of the patents. Accumulated amortization was $1,099,479 and $929,000 at January 31, 2002 and 2001, respectively.

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation or amortization period or to the unamortized balance is warranted. Such evaluation is based on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

Financial Instruments: The Company utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company utilizes forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2002, 2001 and 2000.

Net Income (Loss) Per Common Share: Earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands except per share information)             2001          2000          1999
                                                      --------      --------      --------

Net Income (loss)                                       $(374)       $1,126        $2,401
                                                      ========      ========      ========

Basic weighted average common shares outstanding        4,922         4,922         4,922

Dilutive effect of stock options                         -                1             6
                                                      --------      --------      --------
Weighted average common shares
   Outstanding assuming full dilution                   4,922         4,923         4,928
                                                      ========      ========      ========

Net income (loss) per common share - basic             $(0.08)        $0.23         $0.49

Net income (loss) per common share - diluted           $(0.08)        $0.23         $0.49

In 2001, 2000 and 1999, the weighted average number of stock options not included in the computation of diluted earnings (loss) per share of common stock because the options exercise price exceeded the average market price of the common shares were 846,000, 876,000 and 828,000, respectively. These options were outstanding at the end of each of the respective years, except for options for 4,000, 13,000 and 96,000 shares, which expired in 2001, 2000 and 1999, respectively.

Fair value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of the Company's unsecured senior notes at January 31, 2002 and 2001 are also reasonable estimates of their fair value, as evidenced by the renegotiation of interest rates and terms that occurred recently as described in Note 7.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss consists of the following:

                                                                    Minimum
                                                  Accumulated       Pension
(In thousands)                                    Translation      Liability
                                                   Adjustment      Adjustment       Total
                                                 -------------   --------------   --------
Balance - February 1, 1999                           $(122)          $(128)         $(250)
Unrealized translation adjustment                     (400)             -            (400)
Minimum pension liability adjustment
   (net of tax expense of $36)                          -               59             59
                                                    --------        --------      --------
Balance - January 31, 2000                            (522)            (69)          (591)
Unrealized translation adjustment                       42              -              42
Minimum pension liability adjustment
   (net of tax benefit of $121)                         -             (197)          (197)
                                                    --------        --------      --------
Balance - January 31, 2001                            (480)           (266)          (746)
Unrealized translation adjustment                     (211)             -            (211)
Minimum pension liability adjustment
   (net of tax benefit of $138)                         -             (227)          (227)
                                                    --------        --------      --------
Balance - January 31, 2002                           $(691)          $(493)       $(1,184)
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

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted for all applicable transactions occurring after March 31, 2001. The adoption of SFAS No. 140 has not had a material effect on the reported results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. The Company anticipates that adopting SFAS No. 141 will not have a material effect on reported results of operations, financial condition or cash flows of the Company.

The Company is currently evaluating the impact of adopting SFAS No. 142, "Goodwill and Other Intangible Assets." The Company plans to adopt SFAS No. 142 for the Company's fiscal year beginning February 1, 2002. The Company anticipates that adopting SFAS No. 142 will require it to report a material adverse change in its financial position and results of operations due to writing down between 70% and 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets, but will have no effect at all on cash flow, when such statement is adopted.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Retirement Obligations," which is effective January 1, 2003. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company does not expect adoption of SFAS No. 143 to have a material effect on the results of operations, financial condition or cash flows.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company starting in February 1, 2002. SFAS No. 144 addresses accounting and reporting of the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting method for the sale of long-lived assets. The Company does not expect adoption of SFAS No. 144 to have a material effect on the results of operations, financial condition or cash flows.

Reclassifications: Certain previously reported amounts have been reclassified to conform to the current period presentation.

Note 3 - Related Party Transactions

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois from two principal stockholders who are also members of management. Prior to the purchase, the land and building had been leased from the two principal stockholders. The aggregate purchase price was $4,438,000, which includes the assumption of a mortgage note with a remaining balance of $2,405,000. During 2000 and 1999, the Company paid $359,000 and $610,000, respectively, under the lease agreement in effect prior to the property purchase. The Company also provides certain services and facilities to a company primarily owned by those management stockholders and purchases certain services from those companies under a management services agreement. The Company received $244,000 and paid $170,000 under such agreements in 2001. The Company received $269,000 and paid $350,000 under such agreements in 2000. During 1999, the Company received $365,000 and paid $239,000 under such agreements.

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which are occupied by a company primarily owned by the two management stockholders. The Company paid $54,000 in 2001 to the related company for space occupied. The Company made rental payments of $236,000 directly to the lessor in 2000, and allocated the expense to users based on space occupied. On February 28, 2001, the related company began leasing the facilities directly from the lessor.

The purchase agreement, lease agreement and the management services agreements have been approved by the Company's Independent Directors. Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received in arm's-length transactions.

Note 4 - Acquisitions and Divestitures

Perma-Pipe Services Limited

The Company has signed a contract to sell its subsidiary Perma-Pipe Services Ltd. Cash proceeds of $358,000 are to be received in May 2002. The book basis of the investment and intercompany receivable were $562,000 resulting in a loss of $204,000.

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

Note 5 - Retention Receivable

Retention is the amount withheld by a customer until a long-term contract is completed. Retention of $505,611 and $395,000 is included in the balance of trade accounts receivable at January 31, 2002 and 2001, respectively.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)
                                                    2001             2000
                                                  --------         --------
Costs incurred on uncompleted contracts            $13,926          $21,882
Estimated earnings                                   1,834            5,299
                                                  --------         --------
Earned revenue                                      15,760           27,181
Less billings to date                               12,961           24,551
                                                  --------         --------
Total                                              $ 2,799          $ 2,630
                                                  ========         ========

Classified as follows:
  Costs and estimated earnings in excess of
   billings on uncompleted contracts               $ 3,324          $ 3,208
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                  (525)            (578)
                                                  --------         --------
   Total                                           $ 2,799          $ 2,630
                                                  ========         ========

Note 7 - Debt

Long-term debt consists of the following:

(In thousands)
                                                    2001             2000
                                                 ---------         --------
Unsecured senior notes due 2007                    $ 8,714          $12,857
Unsecured senior notes due 2008                     10,000           10,000
Revolving bank loan                                  2,300            4,800
Industrial Revenue Bonds                             5,200            5,200
Mortgage notes                                       4,416            5,002
Capitalized lease obligations (Note 8)                 358              515
Term loans                                             871              562
Short-term credit arrangements                         339              180
Other                                                    2               50
                                                 ---------         --------
                                                    32,200           39,166
Less current maturities                             11,100            2,745
                                                 ---------         --------
Total                                              $21,100          $36,421
                                                 =========         ========

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $1,296,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2007 are payable in full in September 2004. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments, and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,196,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full by July 2006. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, as amended, the Company can borrow up to $8,000,000, subject to borrowing base and other requirements, under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001 and September 14, 2001, the agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows:
(1) the higher of the prime rate or the  federal  funds rate plus 0.50  percent,
(2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At January 31, 2002, the prime rate was
4.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $2,300,000 under the revolving line of credit at January 31, 2002. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $793,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various insurance and trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. At January 31, 2002, the Company was not in compliance with two covenants under the line of credit. The Company has obtained a waiver for such non-compliance.

On October 10, 2001, the Company pledged substantially all of its assets that were not previously pledged as security for the Notes due 2007, the Notes due 2008 and the Bank credit agreement, as required by those agreements.

The Company has determined that it will need to renegotiate or refinance the note purchase agreements for the Notes due 2007 and the Notes due 2008, which currently require principal payments aggregating $4,286,000 to be made by the Company on June 30, 2002. The Company is currently engaged in a review of the options available to address its long-term capital needs and is negotiating amendments to or replacements of the note purchase agreements and credit agreement. While the Company believes it will have adequate financing available to meet its needs in the future, there is no assurance any such financing will be available or that the terms of any financing will be more favorable than the Company's existing financing.

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

On May 8, 1996, the Company purchased a 10.3-acre parcel of land with a 67,000-square foot building adjacent to its Midwesco Filter property in Winchester, Virginia for approximately $1.1 million. The purchase was financed 80 percent by a seven-year mortgage note bearing interest at 8.38 percent (the "Old Winchester Mortgage") and 20 percent by the Industrial Revenue Bonds described above. On April 26, 2002 the Company borrowed $3,450,000 under a new mortgage note secured by all its property in Winchester, Virginia (the "New Winchester Mortgage"). Proceeds from the New Winchester Mortgage, net of repayment of the Existing Winchester Mortgage, were approximately $2,700,000. The New Winchester Mortgage bears interest at 7.10 percent, and the loan's amortization schedule and term are ten years.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at
6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years. On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). The first loan in the amount of 4,500,000 Danish krone ("DKK") (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 DKK (approximately $425,000) to complete the permanent financing of the acquisition of Nordic Air A/S. The loan bears interest at 6.22 percent and has a term of five years.

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

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2002, borrowings under these credit arrangements totaled $180,000; an additional $790,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 2002 - $11,100,000; 2003 - $4,706,000; 2004 -
$2,950,000; 2005 - $1,553,000; 2006 - $798,000; thereafter - $8,792,000.

Note 8 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)
                                                     2001              2000
                                                   --------          --------
Machinery and equipment                             $   66            $   66
Furniture and office equipment                         698               698
Transportation equipment                               438               652
                                                   --------          --------
                                                     1,202             1,417
Less accumulated amortization                          853               916
                                                   --------          --------
                                                    $  349            $  501
                                                   ========          ========

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which are occupied by a related company primarily owned by the two management stockholders. The Company made the rental payments directly to the lessor in 2000, and allocated the expense to users based on space occupied. On February 28, 2001, the related company began leasing the facilities directly from the lessor.

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

The Company sold equipment for $1,359,000 in June 2001. The equipment was leased back from the purchaser under a master lease agreement for a period of seven years. No gain or loss was recognized on this transaction and the lease is being accounted for as an operating lease. The lease requires the Company to pay customary operating and repair expenses. The lease also contains a renewal option at lease termination and a purchase option at the higher of fair market value or 20% of cost.

The Company leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire through 2017. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At  January  31,  2002,   future   minimum  annual  rental   commitments   under
non-cancelable lease obligations were as follows:

                                                            Capital    Operating
                                                             Leases      Leases
(In thousands)                                             --------    ---------
2002                                                         $158       $  702
2003                                                          162          540
2004                                                           62          234
2005                                                           -           234
2006                                                           -           234
Thereafter                                                     -           637
                                                           --------    ---------
                                                              382        2,581
Less amount representing interest                              24          -
                                                           --------    ---------
Present value of future minimum lease payments (Note 7)      $358       $2,581
                                                           ========    =========

Rental expense for operating leases was $834,000, $1,082,000 and $944,000 in 2001, 2000 and 1999, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes:

(In thousands)
                                                   2001        2000        1999
                                                 --------    --------    --------
Domestic                                           ($417)     $1,702      $3,509
Foreign                                              (11)        280         681
                                                 --------    --------    --------
Total                                              ($428)     $1,982      $4,190
                                                 ========    ========    ========

Components of income tax expense (benefit) are as follows:

(In thousands)
                                                   2001        2000        1999
                                                 --------    --------    --------
Current:
   Federal                                         $  60      $  928      $  881
   Foreign                                           (43)        151         275
   State and other                                    18          70         179
                                                 --------    --------    --------
                                                      35       1,149       1,335
Deferred                                             (89)       (293)        454
                                                 --------    --------    --------
Total                                              $ (54)     $  856      $1,789
                                                 ========    ========    ========

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate is as follows:

(In thousands)
                                                   2001        2000        1999
                                                 --------    --------    --------
Tax (benefit)  at federal statutory rate          $ (146)     $  674      $1,425
Foreign rate tax differential                       (150)         13          84
State (benefit) taxes, net of federal benefit        (11)         82         163
Amortization of cost in excess of assets acquired    108         108         108
Officer's life insurance                              60          -           -
Adjustment to estimated income tax accruals           39          -           -
Other - net                                           46        (21)          9
                                                 --------    --------    --------
Total                                             $  (54)     $  856      $1,789
                                                 ========    ========    ========

Components of the deferred income tax asset and liability balances are as follows:

(In thousands)
                                                                 2001       2000        1999
                                                              --------    --------    --------
Current:
   Accrued commissions                                          $1,055      $1,179      $1,124
   Other accruals not yet deducted                                 842         706         669
   Non-qualified deferred compensation                              23         272         217
   Inventory valuation allowance                                   182         214         151
   Allowance for doubtful accounts                                 113          78          68
   Inventory uniform capitalization                                 12          32          50
   Foreign acquisition adjustments                                  -           -           38
   NOL carryforward                                                 -           83          91
   Other                                                           (48)        (54)         24
                                                               --------   --------    --------
Total                                                           $2,179      $2,905      $2,432
                                                               ========   ========    ========


(In thousands)                                                   2001       2000        1999
                                                               --------   --------    --------
Long-term:
  Capital loss carryforward from sale of foreign subsidiary     $ (466)     $   -       $   -
  Depreciation                                                   1,590       1,801       1,841
  Goodwill                                                         429         398         344
  Foreign acquisition adjustments                                   -           -          104
  Non-qualified deferred compensation                             (220)         -           -
  Other                                                           (190)       (109)       (315)
                                                               --------   --------    --------
Total                                                           $1,143      $2,090      $1,974
                                                               ========   ========    ========

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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)                                           2001             2000
                                                       --------         --------
Accumulated benefit obligations:
  Vested benefits                                       $1,957           $1,745
                                                       ========         ========
  Accumulated benefits                                  $1,983           $1,786
                                                       ========         ========

Change in benefit obligation:
  Benefit obligation - beginning of year                $1,874           $1,159
  Service cost                                              90               53
  Interest cost                                            129               82
  Amendments                                                -               550
  Actuarial loss                                           215               82
  Benefits paid                                            (97)             (52)
                                                       --------         --------
   Benefit obligation - end of year                      2,211            1,874
                                                       --------         --------

Change in plan assets:
  Fair value of plan assets - beginning of year          1,313              923
  Actual return on plan assets                             (17)              46
  Company contributions                                    377              396
  Benefits paid                                            (97)             (52)
                                                       --------         --------
  Fair value of plan assets - end of year                1,576            1,313
                                                       --------         --------

Funded status                                             (635)            (562)
Unrecognized prior service cost                            566              628
Unrecognized actuarial loss                                546              226
                                                       --------         --------
Prepaid benefit cost recognized in the
  consolidated balance sheet                            $  477           $  292
                                                       ========        =========

Amounts recognized in the consolidated
 balance sheet:
    Accrued benefit liability                           $ (883)          $ (766)
    Intangible asset                                       566              628
    Accumulated other comprehensive income                 794              430
                                                       --------         --------
Net amount recognized                                   $  477           $  292
                                                       ========         ========


                                                         2001             2000
                                                       --------         --------
Weighted-average assumptions at end of year:
  Discount rate                                           6.89%            7.00%
  Expected return on plan assets                          8.00%            8.00%
  Rate of compensation increase                            N/A              N/A

Components of net periodic benefit cost:
  Service cost                                          $   90           $   53
  Interest cost                                            129               82
  Expected return on plan assets                          (110)             (78)
  Amortization of prior service cost                        62               12
  Recognized actuarial loss                                 22               -
                                                       ---------        --------
   Net periodic benefit cost                            $  193           $   69
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

Contributions to the 401(k) Plan and its predecessors were $319,000, $348,000, and $321,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. The cash surrender value of the life insurance contracts is included in other assets and the deferred compensation liability is included in other long term liabilities in the consolidated balance sheet. The charges to expense were $150,000, $226,000, and $175,000 in 2001, 2000 and 1999, respectively.

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

Intersegment sales and transfers are accounted for as if sales or transfers were to third parties (i.e., at current market prices) and were not material for 2001, 2000 and 1999.

MFRI's  reportable  segments  are  strategic  businesses  that  offer  different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company's business segments:

(In thousands)
                                                  2001        2000        1999
                                                --------    --------    --------
 Net Sales:
  Filtration Products                           $ 54,434    $ 64,950    $ 56,165
  Piping Systems                                  49,417      54,809      51,710
  Industrial Process Cooling Equipment            21,683      29,774      29,295
                                                --------    --------    --------
Total Net Sales                                 $125,534    $149,533    $137,170
                                                ========    ========    ========
Gross Profit:
 Filtration Products                            $ 10,063    $ 11,844    $ 12,730
 Piping Systems                                   10,208      10,784      11,278
 Industrial Process Cooling Equipment              6,061       9,493       9,178
                                                --------    --------    --------
Total Gross Profit                              $ 26,332    $ 32,121    $ 33,186
                                                ========    ========    ========
Income from Operations:
 Filtration Products                            $  2,168    $  3,026    $  3,883
 Piping Systems                                    3,347       3,085       4,030
 Industrial Process Cooling Equipment                627       2,995       2,867
 Corporate                                        (3,970)     (4,186)     (3,800)
                                                --------    --------    --------
Total Income from Operations                    $  2,172    $  4,920    $  6,980
                                                ========    ========    ========
Segment Assets:
 Filtration Products                            $ 40,848    $ 43,591    $ 39,868
 Piping Systems                                   33,934      38,605      35,828
 Industrial Process Cooling Equipment             10,932      17,223      14,885
 Corporate                                         6,815       5,366       7,195
                                                --------    --------    --------
Total Segment Assets                            $ 92,529    $104,785    $ 97,776
                                                ========    ========    ========
Capital Expenditures:
 Filtration Products                            $    866    $  1,066    $  1,317
 Piping Systems                                    1,687       1,878       2,725
 Industrial Process Cooling Equipment                740          93         171
 Corporate                                           162       2,497         819
                                                --------    --------    --------
Total Capital Expenditures                      $  3,455    $  5,534    $  5,032
                                                ========    ========    =========
Depreciation and Amortization:
 Filtration Products                            $  1,396    $  1,359    $  1,359
 Piping Systems                                    1,500       1,628       1,489
 Industrial Process Cooling Equipment                334         327         332
 Corporate                                           880         810         713
                                                --------    --------    --------
Total Depreciation and Amortization             $  4,110    $  4,124    $  3,893
                                                ========    ========    ========

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)
                                                  2001        2000        1999
                                                --------    --------    --------
 Net Sales:
  United States                                 $104,155    $128,379    $114,726
  Canada                                           7,055       7,241       5,166
  Europe                                          10,400      10,624      10,593
  Mexico, South America, Central America
    and the Caribbean                              1,689         969       2,432
  Asia                                             1,600       1,889       3,513
  Other                                              635         431         740
                                                --------    --------    --------
Total Net Sales                                 $125,534    $149,533    $137,170
                                                ========    ========    ========

Long-Lived Assets:
  United States                                 $ 28,859    $ 29,958    $ 26,874
  Europe                                           1,206       1,393       1,599
                                                --------    --------    --------
Total Long-Lived Assets                         $ 30,065    $ 31,351    $ 28,473
                                                ========    ========    ========

Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)
                                                  2001        2000        1999
                                                --------    --------    --------
Cash paid for:
 Income taxes, net of refunds received          $  1,096    $    396    $  1,306
                                                ========    ========    ========
 Interest, net of amounts capitalized           $  2,837    $  2,980    $  2,813
                                                ========    ========    ========

Noncash Financing and Investing Activities:
 Fixed assets acquired under capital leases     $     -     $     46    $    210
                                                ========    ========    ========

Sale of business:
 Note receivable from buyer                     $    358    $    241    $     -
                                                ========    ========    ========

Purchase of building:
 Purchase price                                 $     -     $  4,438    $     -
 Cash paid                                            -        1,767          -
                                                --------    --------    --------
Net liabilities assumed                         $     -     $  2,671    $     -
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

Pursuant to the 2001 Independent Directors' Stock Option Plan (the "Directors' Plan"), an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an "Independent Director") on the date the individual is first elected as an Independent Director, an option to purchase 1,000 shares was granted to each Independent Director on December 31, 2001, and options to purchase 1,000 shares are to be granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company's annual meeting for the year 2002. Provisions of a predecessor plan, the 1990 Independent Directors' Stock Option Plan, were the same as those of the Directors' Plan in every significant respect.

The MFRI 2001 Stock Option Exchange Plan ("Exchange Plan"), offered eligible optionees an opportunity to replace their stock options with new options. On the Exchange Plan offer's expiration date of June 26, 2001, the Company accepted and canceled 728,800 options. Pursuant to the terms of the Exchange Plan, the Company granted 674,600 new options to those tendering optionees who were active employees at December 31, 2001. 54,200 options were tendered by individuals no longer employed by the Company at December 31, 2001.

In connection with the purchase agreement relating to the acquisition of TDC Filter Manufacturing, Inc., (acquired in December 1997 as part of the Filtration business), the Company issued stock options to purchase 75,000 shares of common stock at $9.60. These options may be exercised through November 2008.

The following summarizes the changes in options under the plans:


                                              2001                        2000                       1999
                                   --------------------------- --------------------------  ---------- ---------------
                                                  Weighted                   Weighted                    Weighted
                                                  Average                    Average                     Average
                                     Shares    Exercise Price   Shares    Exercise Price    Shares    Exercise Price
                                   ----------- --------------- ---------- ---------------  ---------- ---------------
Outstanding at beginning of year      875,550      $6.40         821,650       $6.68         834,000      $7.16
Granted                               731,800       3.12         114,700        4.09         113,600       4.25
Exercised                               -             -               -           -               -          -
Cancelled                            (761,750)      6.13         (60,800)       5.79        (125,950)      7.68
                                   -----------    -------      ----------     -------      ----------    -------
Outstanding at end of year            845,600      $3.80         875,550       $6.40         821,650      $6.68
                                   ===========    =======      ==========     =======      ==========    =======
Options exercisable at year-end       109,425                    600,800                     511,075
                                   ===========                 ==========                  ==========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at January 31, 2002:

                                     Options Outstanding                                  Options Exercisable
                  ----------------------------------------------------------      ------------------------------------
   Range of            Number         Weighted Average     Weighted Average           Number            Weighted
   Exercise        Outstanding at         Remaining         Exercise Price        Exercisable at         Average
    Prices         Jan. 31, 2002      Contractual Life                             Jan. 31, 2002     Exercise Price
----------------  -----------------  --------------------  -----------------      ----------------  ------------------
 $3.00-$3.99            729,800            9.9 years             $3.12                    8,700            $3.12
 $4.00-$4.99             23,700            7.6 years              4.16                    9,375             4.21
 $6.00-$6.99             14,100            3.9 years              6.86                   14,100             6.86
 $8.00-$8.99              3,000            6.2 years              8.10                    2,250             8.10
 $9.00-$9.99             75,000            5.8 years              9.60                   75,000             9.60
                     -----------        -------------          ---------             ----------          --------
                        845,600            9.4 years             $3.80                  109,425            $8.24
                     ===========        =============          =========             ==========          ========

The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2001, 2000 and 1999, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                               2001       2000        1999
                                                             --------   --------    --------
Net income (loss) - as reported (in thousands)               $  (374)  $  1,126    $  2,401
Net income (loss) - pro forma (in thousands)                 $  (405)  $    847    $  2,115
Net income (loss) per common share - basic, as reported      $ (0.08)  $   0.23    $   0.49
Net income (loss) per common share - basic, pro forma        $ (0.08)  $   0.17    $   0.43

The weighted average fair value of options granted during 2001 (net of options surrendered), 2000 and 1999 are estimated at $1.14, $2.36 and $2.37, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2001       2000        1999
                                                             --------   --------    ----------
                Expected volatility                            44.85%     46.33%        46.02%
                Risk-free interest rate                         4.95%      6.49%         5.42%
                Divided yield                                    0.0%       0.0%          0.0%
                Expected life in years                           7.0        7.0           7.0

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

Note 15 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2001 and 2000:

(In thousands except per share information)                                 2001
                                              -----------------------------------------------------------------
                                                 First           Second            Third            Fourth
                                                Quarter          Quarter          Quarter           Quarter
                                               ---------       ----------        ---------         ---------
Net Sales                                        $30,692          $34,190          $32,393           $28,259
Gross Profit                                       7,011            8,179            6,929             4,213
Net Income (loss)                                    140              796              161            (1,471)
Per Share Data:
   Net income (loss) - basic                       $0.03            $0.16            $0.03           $(0.30)
   Net income (loss) - diluted                     $0.03            $0.16            $0.03           $(0.30)

                                                                            2000
                                              -----------------------------------------------------------------
                                                 First           Second            Third             Fourth
                                                Quarter          Quarter           Quarter           Quarter
                                               ---------        ---------         ---------         ---------
Net Sales                                        $34,155          $41,579          $36,943           $36,856
Gross Profit                                       7,758            9,150            7,525             7,688
Net Income (loss)                                    276              808              157              (115)
Per Share Data:
   Net income (loss) - basic                       $0.06            $0.16            $0.03            $(0.02)
   Net income (loss) - diluted                     $0.06            $0.16            $0.03            $(0.02)

Schedule II

                                                     MFRI, INC. AND SUBSIDIARIES

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                          For the Years Ended January 31, 2002, 2001 AND 2000



-------------------------------------------------------------------------------------------------------------------------------
                Column A                     Column B                   Column C                   Column D        Column E
-------------------------------------------------------------------------------------------------------------------------------

                                            Balance at       Charged to
                                           Beginning of       Costs and     Charged to Other   Deductions from    Balance at
              Description                     Period          Expenses         Accounts (1)       Reserves (2)     End of Period
-------------------------------------------------------------------------------------------------------------------------------


Year Ended January 31, 2002:
   Allowance for possible
    losses in collection of
    trade receivables                        $410,000         $335,000          $139,000          $263,000         $343,000
                                             ========         ========          ========          ========         ========

Year Ended January 31, 2001:
   Allowance for possible
    losses in collection of
    trade receivables                        $250,000         $333,000             -              $173,000         $410,000
                                             ========         ========          ========          ========         ========

Year Ended January 31, 2000:
   Allowance for possible
    losses in collection of
    trade receivables                        $229,000         $156,000             -              $135,000         $250,000
                                             ========         ========          ========          ========         ========




(1)    Disposed with sale of business.

(2)    Uncollectible accounts charged off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MFRI, INC.

Date: April 30, 2002              By: /s/ David Unger
                                  David Unger,
                                  Chairman of the Board of Directors (Principal
                                                              Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*             Director and Chairman of the          )
                         Board of Directors (Principal         )
                         Executive Officer)                    )
                                                               )
HENRY M. MAUTNER*        Director                              ) April 30, 2002
                                                               )
GENE K. OGILVIE*         Director                              )
                                                               )
FATI A. ELGENDY*         Director                              )
                                                               )
BRADLEY E. MAUTNER*      Director                              )
                                                               )
DON GRUENBERG*           Director                              )
                                                               )
MICHAEL D. BENNETT*      Vice President, Secretary and         )
                         Treasurer (Principal Financial        )
                         and Accounting Officer)               )
                                                               )
ARNOLD F. BROOKSTONE*    Director                              )
                                                               )
EUGENE MILLER*           Director                              )
                                                               )
STEPHEN B. SCHWARTZ*     Director                              )
                                                               )
DENNIS KESSLER*          Director                              )
                                                               )
*By:/s/ David Unger      Individually and as Attorney-in-Fact  )
    ---------------                                            )
    David Unger                                                )

                                  EXHIBIT INDEX


  Exhibit No.                      Description

      3(i) Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]

    3(ii) By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-70298]

       4       Specimen Common Stock Certificate [Incorporated by reference to
               Exhibit 4 to Registration Statement No. 33-70794]

     10(a) 1993 Stock Option Plan [Incorporated by reference to Exhibit 10.4 of Registration Statement No. 33-70794]

     10(b) 1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (SEC File No. 0-18370)]

     10(c) 2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company's Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]

     10(d) Form of Directors Indemnification Agreement [Incorporated by reference to Exhibit 10.7 to Registration Statement No. 33-70298]

     10(e) Offer to Exchange dated May 25, 2001 [Incorporated by reference to Exhibit (a)(1)(A) to the Company's Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]

    10(f) Form of Supplemental Letter to Eligible Optionholders [Incorporated by reference to Exhibit (a)(1)(C) to Amendment No. 3 to the Company's Scheudle TO filed on June 19, 2001 (SEC File No. 0-18370)]

      21*      Subsidiaries of MFRI, Inc.

      23*      Consent of Deloitte & Touche LLP

      24* Power of Attorney executed by directors and officers of the Company







--------------------
*     Filed herewith

                                                                      Exhibit 21

MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                                      Exhibit 23


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3 and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated April 30, 2002 appearing in the Annual Report on Form 10-K of MFRI, Inc. for the year ended January 31, 2002 and to the reference to us under the heading of "Experts" in the Prospectuses, which are a part of Registration Statements No. 333-21951 and No. 333-44787.




DELOITTE & TOUCHE LLP

Chicago, Illinois
April 30, 2002

                                                                      Exhibit 24

                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of MFRI, INC., a Delaware corporation (the "Company"), does hereby constitute and appoint DAVID UNGER, HENRY M. MAUTNER and MICHAEL D. BENNETT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company's filing of an annual report on Form 10-K for the Company's fiscal year 2001, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director or officer, or both, of the Bank, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of this 25th day of April, 2002.




/s/ David Unger                                 /s/ Arnold F. Brookstone
David Unger, Chairman of the Board of           Arnold F. Brookstone, Director
Directors and President

/s/ Henry M. Mautner                            /s/ Don Gruenberg
Henry M. Mautner, Vice Chairman of              Don Gruenberg, Director and
the Board of Directors                          Vice President

/s/ Gene K. Ogilvie                             /s/ Bradley E. Mautner
Gene K. Ogilvie, Director and                   Bradley E. Mautner, Director
Vice President                                  and Vice President

/s/ Michael D. Bennett                          /s/ Eugene Miller
Michael D. Bennett, Vice President,             Eugene Miller, Director
Chief Financial Officer, Secretary
and Treasurer

/s/ Fati A. Elgendy                             /s/ Stephen B. Schwartz
Fati A. Elgendy, Director and                   Stephen B. Schwartz, Director
Vice President

/s/ Dennis Kessler
Dennis Kessler, Director