Form 10-K/A
period 2002-01-31
MFRI INC
filed 2002-05-02
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   __________

                                    FORM 10-K/A

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

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2007 are payable in full in September 2004. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments, and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full by July 2006. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

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
                                                 =========         ========

Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2007 are payable in full in September 2004. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments, and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter as required by the April 30, 2001 amendment. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full by July 2006. The note purchase agreement contains certain financial covenants. At January 31, 2002, the Company was not in compliance with one of these covenants. The Company has obtained a waiver for such non-compliance, and the note purchase agreement was amended on April 26, 2002, modifying certain covenants and deferring the required March 31, 2002 principal payment to April 30, 2002.

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
                                                       ========        =========

Amounts recognized in the consolidated
 balance sheet:
    Accrued benefit liability                           $ (884)          $ (766)
    Intangible asset                                       566              628
    Accumulated other comprehensive income                 794              430
                                                       --------         --------
Net amount recognized                                   $  477           $  292
                                                       ========         ========


                                                         2001             2000
                                                       --------         --------
Weighted-average assumptions at end of year:
  Discount rate                                           6.89%            7.00%
  Expected return on plan assets                          8.00%            8.00%
  Rate of compensation increase                            N/A              N/A

Components of net periodic benefit cost:
  Service cost                                          $   90           $   53
  Interest cost                                            129               82
  Expected return on plan assets                          (110)             (78)
  Amortization of prior service cost                        62               12
  Recognized actuarial loss                                 22               -
                                                       ---------        --------
   Net periodic benefit cost                            $  193           $   69
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

Schedule II

                                                     MFRI, INC. AND SUBSIDIARIES

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                          For the Years Ended January 31, 2002, 2001 AND 2000



-------------------------------------------------------------------------------------------------------------------------------
                Column A                     Column B                   Column C                   Column D        Column E
-------------------------------------------------------------------------------------------------------------------------------
                                                                 (1)
                                            Balance at       Charged to           (2)
                                           Beginning of       Costs and     Charged to Other   Deductions from    Balance at
              Description                     Period          Expenses         Accounts *1       Reserves *2     End of Period
-------------------------------------------------------------------------------------------------------------------------------


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




*1    Disposed with sale of business.

*2    Uncollectible accounts charged off.

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

     10(e) Offer to Exchange dated May 25, 2001 [Incorporated by reference to Exhibit (a)(1)(A) to the Company's Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]

    10(f) Form of Supplemental Letter to Eligible Optionholders [Incorporated by reference to Exhibit (a)(1)(C) to Amendment No. 3 to the Company's Scheudle TO filed on June 19, 2001 (SEC File No. 0-18370)]

      12*      Statement of Computation of Ratios

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

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                                      Exhibit 23


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3 and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated April 30, 2002 appearing in the Annual Report on Form 10-K/A of MFRI, Inc. for the year ended January 31, 2002 and to the reference to us under the heading of "Experts" in the Prospectuses, which are a part of Registration Statements No. 333-21951 and No. 333-44787.




DELOITTE & TOUCHE LLP

Chicago, Illinois
May 1, 2002

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