Form 10-Q
period 2002-04-30
MFRI INC
filed 2002-06-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended               April 30, 2002
                               -------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


For the transition period from                To
                               ------------         --------------

                         Commission file number 0-18370
                                                -------

                                   MFRI, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                              36-3922969
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


7720 Lehigh Avenue               Niles, Illinois                           60714
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (847) 966-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

On June 14, 2002, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002. The results of operations for the quarter ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending January 31, 2003.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                               Three Months Ended April 30,
                                         ---------------------------------------
                                                  2002              2001
                                              -----------        -----------

Net sales                                       $26,768            $30,692
Cost of sales                                    20,988             23,681
                                              -----------        -----------
Gross profit                                     5,780              7,011

Selling expense                                  2,261              2,589
General and administrative expense               3,306              3,509
                                              -----------        -----------
Income from operations                             213                913

Interest expense - net                             519                676
                                              -----------        -----------
Income (loss) before income taxes                 (306)               237
Income tax provision (benefit)                    (124)                97
                                              -----------        -----------
Net income (loss)                             $   (182)          $    140
                                              ===========        ===========

Net income (loss) per common share - basic      $(0.04)              $0.03

Net income (loss) per common share - diluted    $(0.04)              $0.03

Weighted average common shares outstanding       4,922               4,922

Weighted average common shares outstanding
 assuming full dilution                          4,922               4,922

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except per share information)

                                                               April 30,         January 31,
ASSETS                                                           2002               2002
--------------------------------------------------------------------------------------------

Current Assets:
   Cash and cash equivalents                                   $     197           $     119
   Trade accounts receivable, net                                 18,358              18,845
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                      2,682               3,324
   Inventories                                                    19,473              18,682
   Deferred income taxes                                           2,179               2,179
   Prepaid expenses and other current assets                       4,013               2,463
                                                              -----------         -----------
       Total current assets                                       46,902              45,612
                                                              -----------         -----------

Property, Plant and Equipment, Net                                29,531              30,065

Other Assets:
   Patents, net of accumulated amortization                          928                 962
   Goodwill, net of accumulated amortization                      12,502              12,445
   Other assets                                                    3,455               3,445
                                                              -----------         -----------
       Total other assets                                         16,885              16,852
                                                              -----------         -----------
Total Assets                                                    $ 93,318            $ 92,529
                                                              ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

Current Liabilities:
   Trade accounts payable                                      $  11,491           $   9,643
   Other accrued liabilities                                       5,287               4,683
   Commissions payable                                             4,039               4,821
   Current maturities of long-term debt                            9,727              11,100
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                        752                 525
                                                             -----------          -----------
       Total current liabilities                                  31,296              30,772
                                                             -----------          -----------

Long-Term Liabilities:
   Long-term debt, less current maturities                        21,470              21,100
   Deferred income taxes                                           1,148               1,143
   Other                                                           1,536               1,527
                                                             -----------          -----------
     Total long-term liabilities                                  24,154              23,770
                                                             -----------          -----------


Stockholders' Equity:
   Common stock, $0.01 par value, authorized-
     50,000 and 50,000 shares in April 2002 and January 2002,
     respectively; 4,922 issued and outstanding in April 2002
     and January 2002, respectively                                   49                  49
   Additional paid-in capital                                     21,397              21,397
   Retained earnings                                              17,543              17,725
   Accumulated other comprehensive loss                           (1,121)             (1,184)
                                                             -----------          -----------
       Total stockholders' equity                                 37,868              37,987
                                                             -----------          -----------


Total Liabilities and Stockholders' Equity                      $ 93,318            $ 92,529
                                                             ===========          ===========

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                       Three Months Ended April 30,
                                                          2002              2001
                                                      ------------     -------------
Cash Flows from Operating Activities:
   Net income (loss)                                     $  (182)             $140
   Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
       Provision for depreciation and amortization           929               987
   Change in operating assets and liabilities:
     Trade accounts receivable                               556             4,821
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                              642            (2,305)
     Inventories                                            (732)           (1,204)
     Prepaid expenses and other current assets              (719)             (114)
     Current liabilities                                   1,033               184
     Other operating assets and liabilities                   (4)              449
                                                      ------------     -------------
Net Cash Flows from Operating Activities                   1,523             2,958
                                                      ------------     -------------

Cash Flows from Investing Activities:
   Net purchases of property and equipment                  (286)           (1,145)
   Investment in joint venture                               (60)            -
                                                      ------------     -------------
Net Cash Flows from Investing Activities                    (346)           (1,145)
                                                      ------------     -------------

Cash Flows from Financing Activities:
   Payments on capitalized lease obligations                 (32)              (35)
   Borrowings under revolving, term and mortgage loans    95,977           357,558
   Repayment of debt                                     (97,059)         (359,219)
                                                      ------------     -------------
Net Cash Flows from Financing Activities                  (1,114)           (1,696)
                                                      ------------     -------------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                           15                15
                                                      ------------     -------------

Net Increase in Cash and Cash Equivalents                     78               132

Cash and Cash Equivalents - Beginning of Period              119               290
                                                      ------------     -------------

Cash and Cash Equivalents - End of Period             $      197         $     422
                                                      ============     =============

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2002

1.Inventories consisted of the following:

                                                                                 April 30,           January 31,
         (In thousands)                                                              2002                2002
                                                                                 -----------          -----------

         Raw materials                                                              $15,062              $14,720
         Work in process                                                              1,888                1,551
         Finished goods                                                               2,523                2,411
                                                                                 -----------          -----------
         Total                                                                      $19,473              $18,682
                                                                                 ===========          ===========

2.   Supplemental cash flow information:

                                                                                       Three Months Ended
                                                                                            April 30,
         (In thousands)                                                              2002          2001
                                                                                   --------    --------

     Cash paid (received) for:
         Interest, net of capitalized amounts                                          $529                 $849
         Income taxes, net of refunds received                                           38                  (13)



3. The basic weighted average shares reconsile to diluted weighted average shares as follows:


     (In thousands)                                                               Three Months Ended
                                                                                       April 30,
                                                                                     2002         2001
                                                                                   ---------    ---------

     Net Income (Loss)                                                               $(182)      $ 140
                                                                                   =========    =========

    Basic weighted average common
       shares outstanding                                                            4,922       4,922
     Dilutive effect of stock options                                                 -            -
                                                                                   ---------    ---------
     Weighted average common shares                                                  4,922       4,922
       outstanding assuming full dilution                                          =========    =========

     Net income (loss) per common share - basic                                     $(0.04)      $0.03
     Net income (loss) per common share - diluted                                   $(0.04)      $0.03

The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the options exercise price exceeded the average market price of the common shares were 846,000 and 876,000 for the three months ended April 30, 2002 and 2001, respectively. These options were outstanding at the end of each of the respective periods.


4.The components of comprehensive income, net of tax, were as follows:

     (In thousands)                                                                      Three Months Ended
                                                                                               April 30,
                                                                                       -----------------------
                                                                                           2002         2001
                                                                                        ----------    --------

     Net Income (Loss)                                                                     $(182)        $ 140

     Change in foreign currency
       translation adjustments                                                                63          (128)
                                                                                         ----------    --------
     Comprehensive income (loss)                                                           $(119)        $  12
                                                                                         ==========    ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed consolidated balance sheets consists of the following:

                                                                                        April 30,     January 31,
     (In thousands)                                                                       2002          2002
                                                                                       -----------    -----------

     Accumulated translation adjustment                                                  $(629)       $ (692)
     Minimum pension liability adjustment (net of
       tax benefit of $138)                                                               (492)         (492)
                                                                                       -----------    -----------
         Total                                                                          $(1,121)      $(1,184)
                                                                                       ===========    ===========

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



     (In thousands)                                                                       Three Months Ended
                                                                                              April 30,
                                                                                       -------------------------
                                                                                         2002           2001
                                                                                       -----------   -----------
   Net Sales:
     Filtration Products                                                                 $12,392       $13,393
     Piping Systems                                                                       9,323         11,936
     Industrial Process Cooling Equipment                                                 5,053          5,363
                                                                                       -----------   -----------
   Total Net Sales                                                                      $26,768        $30,692
                                                                                       ===========   ===========
   Gross Profit:
     Filtration Products                                                               $  2,216       $  2,562
     Piping Systems                                                                       2,169          2,913
     Industrial Process Cooling Equipment                                                 1,395          1,536
                                                                                       -----------   -----------
   Total Gross Profit                                                                  $  5,780       $  7,011
                                                                                       ===========   ===========

   Income from Operations:
     Filtration Products                                                               $    370       $    598
     Piping Systems                                                                         731          1,201
     Industrial Process Cooling Equipment                                                     1            136
     Corporate                                                                             (889)        (1,022)
                                                                                       -----------   -----------
   Total Income from Operations                                                        $    213       $    913
                                                                                       ===========   ===========


6. On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 is not material to results of operations, financial condition or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted for all applicable transactions occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on the reported results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

The Company is currently evaluating the impact of adopting SFAS No. 142, "Goodwill and Other Intangible Assets." The Company plans to adopt SFAS No. 142 during the Company's fiscal year ending January 31, 2003. The Company anticipates that adopting SFAS No. 142 will require it to report a material adverse change in its financial position and results of operations due to writing down between 70% and 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets, but adoption will have no effect on cash flows of the Company. Effective in February 1, 2002, the Company, in compliance with SFAS 142, ceased amortization of goodwill and related intangible assets resulting in an increase of net income of $122,000 or $0.02 per common share (diluted) for the quarter ended April 30, 2002. If SFAS 142 had been adopted as of February 1, 2001, the impact on net income for the quarter ended April 30, 2001 would have been an increase in net income of $122,000 or $0.02 per common share (diluted).

In August 2001, the FASB issued SFAS No. 143 "Accounting for Retirement Obligations," which is effective January 1, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company does not expect adoption of SFAS No. 143 to have a material effect on the results of operations, financial condition or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for the Company in February 1, 2002. SFAS No. 144 addresses accounting and reporting of the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting method for the sale of long-lived assets. Adoption of SFAS No. 144 did not have a material effect on the results of operations, financial condition or cash flows of the Company.


7.   Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter. Based on the amended schedule of principal repayments, the Notes due 2007 are payable in full in September 2004. The note purchase agreement contains certain financial covenants. At April 30, 2002, the Company was not in compliance with one of these covenants. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the note purchase agreement, the holders of Notes due 2007 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes due 2007. See below in the fifth paragraph under Financing for a discussion of refinancing.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments, and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full by July 2006. The note purchase agreement contains certain financial covenants. At April 30, 2002, the Company was not in compliance with one of these covenants. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the note purchase agreement, the holders of Notes due 2008 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes due 2008. See below in the fifth paragraph under Financing for a discussion of refinancing.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, as amended, the Company can borrow up to $8,000,000, subject to borrowing base and other requirements, under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001 and September 14, 2001, the agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows:
(1) the higher of the prime rate or the  federal  funds rate plus 0.50  percent,
(2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At January 31, 2002, the prime rate was
4.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $1,100,000 under the revolving line of credit at April 30, 2002. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $793,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various insurance and trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. At April 30, 2002, the Company was not in compliance with two covenants under the line of credit. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the revolving line of credit, the Bank has not declared an event of default or accelerated the indebtedness of the Company under the line of credit. See below in the fifth paragraph under Financing for a discussion of refinancing.

On October 10, 2001, the Company pledged substantially all of its assets that were not previously pledged as security for the Notes due 2007, the Notes due 2008 and the Bank credit agreement, as required by those agreements.

The Company has determined that it will need to renegotiate or refinance the note purchase agreements for the Notes due 2007 and the Notes due 2008, which currently require principal payments aggregating $4,286,000 to be made by the Company on June 30, 2002. The Company has received a loan commitment from an institutional lender (the "New Lender") to refinance its existing Bank credit agreement and the Notes due 2007 and the Notes due 2008 (the "Refinancing") which the company believes addresses its long-term capital needs. The Company believes it is probable that the refinancing will occur, although closing is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on terms which are at least as acceptable to the Company as such Refinancing.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

On April 26, 2002 Midwesco Filter Resources, Inc. ("Midwesco Filter") borrowed $3,450,000 under a two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the holders of the Notes due 2007 and the Notes due 2008 and the Bank. The loans each bear interest at 7.10 percent, and the loans' amortization schedules and terms are each ten years.

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

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At April 30, 2002, borrowings under these credit arrangements totaled $197,000; an additional $773,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.


8.   Investment in Joint Venture

The Company's Piping System Business and two unrelated companies have formed an equally owned venture, Bayou Flow Technologies, LLC ("BFT") to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. During the quarter ended April 30, 2002, the Company invested $60,000 as its initial capital contribution and its share of advances to fund BFT costs and expenses.


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


RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended April 30

Net sales of $26,768,000 for the quarter ended April 30, 2002 decreased 12.8 percent from $30,692,000 for the comparable quarter last year. Sales decreased in all three business units. (See discussion of each unit's sales below).

Gross profit of $5,780,000 decreased 17.6 percent from $7,011,000 in the prior year quarter, while gross margin decreased slightly to 21.6 percent of net sales in the current year compared from 22.8 percent of net sales in the prior year. The dollar decrease is primarily due to the lower sales volume in all three units.

The quarter ended April 2002 resulted in a net loss of $182,000 or a loss of $0.04 per common share (diluted) while the prior year quarter April 2001 resulted in net income of $140,000 or $0.03 per common share (diluted) mainly due to reduced gross profit as discussed above.


Filtration Products Business

Three months ended April 30

Net sales for the quarter ended April 30, 2002 decreased 7.5 percent to $12,392,000 from $13,393,000 in the comparable quarter of the prior year. The higher sales in fabric filter elements and non-filtration products were more than offset by decreased sales of baghouse services and pleated filter elements.

Gross profit as a percent of net sales decreased from 19.1 percent in the prior year to 17.9 percent in the current year, primarily as a result of manufacturing inefficiencies because of lower sales volume and competitive pricing pressures in the marketplace.

Selling expenses for the quarter ended April 30, 2002 decreased to $1,222,000 or
9.9 percent of net sales from $1,261,000 or 9.4 percent of net sales for the comparable quarter last year. The dollar decrease is due to lower sales volume.

General and administrative expenses decreased to $622,000 or 5.0 percent of net sales in the current year quarter from $703,000 or 5.2 percent of net sales for the comparable quarter last year, primarily due to cost reduction measures that were implemented in the later part of calendar year 2001.


Piping Systems Business

Three months ended April 30

Net sales decreased 21.9 percent from $11,936,000 in the prior year quarter to $9,323,000 for the quarter ended April 30, 2002. This decrease was primarily due to lower domestic sales, particularly a sale of $2,000,000 for a high temperature oil recovery project in Canada for the comparable quarter in the prior year and loss of sales of $593,000 from Perma-Pipe Services Limited
(PPLS), a European subsidiary that was sold effective December 1, 2001.

Gross profit as a percent of net sales decreased from 24.4 percent to 23.3 percent, mainly due to product mix.

Selling expenses decreased from $523,000 or 4.4 percent of net sales to $339,000 or 3.6 percent of net sales. The dollar decrease was primarily due to lower commission expense due to lower sales volume and eliminated selling expenses of $41,000 in the current quarter due to the sale of PPSL effective December 1, 2001.

General and administrative expenses decreased from $1,189,000 in the prior year quarter to $1,098,000 in the current year quarter, but increased as a percent of net sales from 10.0 percent to 11.8 percent. The dollar decrease is primarily due to the sale of PPSL, which had general and administrative expenses of $124,000 in the comparable quarter of the prior year.


Industrial Process Cooling Equipment Business

Three months ended April 30

Net sales of $5,053,000 for the quarter ended April 30, 2002 decreased 5.8 percent from $5,363,000 for the comparable quarter in the prior year. Original equipment manufacturer sales decreased 40.1% from the prior year due to the slowdown in the semi-conductor industry.

Gross margins as a percentage of net sales decreased from 28.6 percent for the prior year to 27.6 percent for the current year. The decrease is due primarily to product mix.

Selling expenses decreased from $805,000 or 15.0 percent in the prior year to $700,000 or 13.9 percent in the current year. The decrease is attributable to a decline in commission expense due to lower sales volume and cost reduction measures that were implemented in the later part of calendar year 2001.

General and administrative expenses increased from $595,000 in the prior year to $697,000 in the current year. As a percentage of net sales, general and administrative expenses increased from 11.0 percent in the prior year to 13.8 percent in the current year because of more engineering expenses charged to general and administrative expense.


General Corporate Expenses

General corporate expenses include general and administrative expenses not allocated to business segments and interest expense.

General and administrative expenses decreased from $1,022,000 or 3.3 percent of net sales in the prior year quarter to $889,000 or 3.3 percent of net sales in the current year quarter. The dollar decrease is due to the elimination of $36,000 in goodwill amortization as required by SFAS 142 and cost reduction measures that were implemented in the later part of calendar year 2001.

Interest expense decreased to $519,000 for the quarter ended April 30, 2002 from $676,000 in the prior quarter mainly due to net debt repayments.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of April 30, 2002 were $197,000 compared to $422,000 at April 30, 2001.

Net cash provided by operating activities for the three months ended April 2002 was $1,523,000 mainly due to $747,000 of earnings before depreciation and amortization, increase in current liabilities and decreases in trade accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts. These were partially offset by increases in prepaid expenses and other current assets and inventories.

Net cash provided by operating activities for the three months ended April 2001 was $2,958,000 mainly due to $1,127,000 of earnings before depreciation and amortization and a reduction in accounts receivable partially offset by increases in inventories, and costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash used for investing activities for the quarters ended April 30, 2002 and 2001 were $346,000 and $1,145,000, respectively, and consisted primarily of $286,000 net purchases of property, plant and equipment.

Net payments on long-term debt and capitalized lease obligations in the quarters ended April 30, 2002 and April 30, 2001 were $1,114,000 and $1,696,000, respectively.

The Company's current ratios were 1.5 to 1 at April 30, 2002 and 2.1 to 1 at April 2001. Debt to total capitalization decreased to 45.2 percent from 48.4 percent.

The Company's Piping System Business and two unrelated companies have formed an equally owned venture, Bayou Flow Technologies, LLC ("BFT") to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. During the quarter ended April 30, 2002, the Company invested $60,000 as its initial capital contribution and its share of advances to fund BFT costs and expenses.


Financing

On December 15, 1996, the Company entered into a private placement with institutional investors of $15,000,000 of 7.21 percent unsecured senior notes due January 31, 2007 (the "Notes due 2007"). The Notes due 2007 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
8.46 percent, and changing the schedule of principal payments and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $179,000 beginning May 31, 2001 and continuing monthly thereafter. Based on the amended schedule of principal repayments, the Notes due 2007 are payable in full in September 2004. The note purchase agreement contains certain financial covenants. At April 30, 2002, the Company was not in compliance with one of these covenants. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the note purchase agreement, the holders of Notes due 2007 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes due 2007. See below in the fifth paragraph under Financing for a discussion of refinancing.

On September 17, 1998, the Company entered into a private placement with institutional investors of $10,000,000 of 6.97 percent unsecured senior notes due September 17, 2008 (the "Notes due 2008"). The Notes due 2008 were amended on April 30, 2001, modifying certain covenants, increasing the interest rate to
7.97 percent, and changing the schedule of principal payments, and were again amended on December 18, 2001, to require previously unscheduled principal payments of $1,000,000 no later than March 31, 2002 and $2,143,000 on June 30, 2002, in addition to the previously scheduled level monthly principal payments of $119,000 beginning October 17, 2002 and continuing monthly thereafter. Based on the amended schedule of principal repayments, the Notes due 2008 will be paid in full by July 2006. The note purchase agreement contains certain financial covenants. At April 30, 2002, the Company was not in compliance with one of these covenants. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the note purchase agreement, the holders of Notes due 2008 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes due 2008. See below in the fifth paragraph under Financing for a discussion of refinancing.

On August 8, 2000, the Company entered into an unsecured credit agreement with a bank (the "Bank"). Under the terms of this agreement, as amended, the Company can borrow up to $8,000,000, subject to borrowing base and other requirements, under a revolving line of credit, which matures on July 31, 2003. On April 30, 2001 and September 14, 2001, the agreement was amended, modifying certain covenants and increasing the interest rate. Interest rates are based on one of three options selected by the Company at the time of each borrowing, as follows:
(1) the higher of the prime rate or the  federal  funds rate plus 0.50  percent,
(2) the LIBOR rate plus a margin for the term of the loan, or (3) a rate quoted by the Bank for the term of the loan. At January 31, 2002, the prime rate was
4.75 percent and the margin added to the LIBOR rate, which is determined each quarter based on a financial statement ratio, was 2.25 percent. The Company had borrowed $1,100,000 under the revolving line of credit at April 30, 2002. The Company's policy is to classify borrowings under the revolving line of credit as long-term debt since the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $793,000 was drawn under the agreement as letters of credit. These letters of credit principally guarantee performance to third parties as a result of various insurance and trade activities; guarantee performance under the mortgage note secured by the manufacturing facility located in Cicero, Illinois with respect to the making of certain repairs and the payment of property taxes and insurance premiums; and guarantee repayment of a foreign subsidiary's borrowings under an overdraft facility. At April 30, 2002, the Company was not in compliance with two covenants under the line of credit. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the revolving line of credit, the Bank has not declared an event of default or accelerated the indebtedness of the Company under the line of credit. See below in the fifth paragraph under Financing for a discussion of refinancing.

On October 10, 2001, the Company pledged substantially all of its assets that were not previously pledged as security for the Notes due 2007, the Notes due 2008 and the Bank credit agreement, as required by those agreements.

The Company has determined that it will need to renegotiate or refinance the note purchase agreements for the Notes due 2007 and the Notes due 2008, which currently require principal payments aggregating $4,286,000 to be made by the

Company on June 30, 2002. The Company has received a loan commitment from an institutional lender (the "New Lender") to refinance its existing Bank credit agreement and the Notes due 2007 and the Notes due 2008 (the "Refinancing") which the company believes it addresses its long-term capital needs. The Company believes it is probable that the refinancing will occur, although closing is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on terms which are at least as acceptable to the Company as such Refinancing.

On September 14, 1995, the Filtration Products Business in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, the Piping Systems Business in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

On April 26, 2002 Midwesco Filter Resources, Inc. ("Midwesco Filter") borrowed $3,450,000 under a two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the holders of the Notes due 2007 and the Notes due 2008 and the Bank. The loans each bear interest at 7.10 percent, and the loans' amortization schedules and terms are each ten years.

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

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At April 30, 2002, borrowings under these credit arrangements totaled $197,000; an additional $773,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.


ACCOUNTING PRONOUNCEMENTS

On February 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets and liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company has a small number of derivative instruments. Application of SFAS 133 is not material to results of operations, financial condition or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted for all applicable transactions occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on the reported results of operations, financial condition or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

The Company is currently evaluating the impact of adopting SFAS No. 142, "Goodwill and Other Intangible Assets." The Company plans to adopt SFAS No. 142 during the Company's fiscal yEar ending January 31, 2003. The Company anticipates that adopting SFAS No. 142 will require it to report a material adverse change in its financial position and results of operations due to writing down between 70% and 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets, but adoption will have no effect on cash flows of the Company. Effective in February 1, 2002, the Company, in compliance with SFAS 142, ceased amortization of goodwill and related intangible assets resulting in an increase of net income of $122,000 or $0.02 per common share (diluted) for the quarter ended April 30, 2002. If SFAS 142 had been adopted as of February 1, 2001, the impact on net income for the quarter ended April 30, 2001 would have been an increase in net income of $122,000 or $0.02 per common share (diluted).

In August 2001, the FASB issued SFAS No. 143 "Accounting for Retirement Obligations," which is effective January 1, 2003. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company does not expect adoption of SFAS No. 143 to have a material effect on the results of operations, financial condition or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for the Company in February 1, 2002. SFAS No. 144 addresses accounting and reporting of the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting method for the sale of long-lived assets. Adoption of SFAS No. 144 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt, in Denmark and in the United Kingdom. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at April 30, 2002 and January 31, 2002.

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



                           PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

At April 30, 2002, the Company was in noncompliance with certain financial covenants in each of the note purchase agreements relating to the Notes due 2007 and the Notes due 2008 and the credit agreement for the Company's revolving line of credit with the Bank. Such noncompliance has not been obtained. The refinancing, if effected, will include waivers of the noncompliance under the note purchase agreements relating to the Notes due 2007 and the Notes due 2008 and will result in the replacement of the Bank as the lender under the Company's revolving line of credit. None of the holders of the Notes due 2007 and the Notes due 2008 and the Bank has declared an event of default or accelerated the indebtedness of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MFRI, INC.



  Date:       June 14, 2002         /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors



  Date:       June 14, 2002         /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)