Form 10-Q/A
period 2002-04-30
MFRI INC
filed 2002-06-18
CIK 914122

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

Interest expense decreased to $519,000 for the quarter ended April 30, 2002 from $676,000 in the prior year quarter mainly due to net debt repayments.


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

Net cash used for investing activities for the quarters ended April 30, 2002 and 2001 were $346,000 and $1,145,000, respectively, and consisted primarily of net purchases of property, plant and equipment.

Net payments on long-term debt and capitalized lease obligations in the quarters ended April 30, 2002 and April 30, 2001 were $1,114,000 and $1,696,000, respectively.

The Company's current ratios were 1.5 to 1 at April 30, 2002 and at January 31, 2002. Debt to total capitalization decreased from 45.9 percent at January 31, 2002 to 45.2 percent at April 30, 2002.

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