Form 10-Q
period 2002-07-31
MFRI INC
filed 2002-09-16
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended                 July 31, 2002
                               -------------------------------------------------

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

On September 15, 2002, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002. The results of operations for the quarter ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year ending January 31, 2003.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands except per share information)

                                              Three Months Ended        Six Months Ended
                                                    July 31,                July 31,
                                              ------------------       ------------------
                                                2002      2001           2002      2001
                                              --------  --------       --------  --------
Net sales                                     $ 34,326  $ 34,190       $ 61,095  $ 64,882
Cost of sales                                   26,087    26,011         47,104    49,692
                                              --------  --------       --------  --------

Gross profit                                     8,239     8,179         13,991    15,190
Selling expense                                  2,614     2,560          4,875     5,149
General and administrative expense               4,529     3,581          7,807     7,090
                                              --------  --------       --------  --------

Income from operations                           1,096     2,038          1,309     2,951

Interest expense                                   517       689          1,036     1,365
                                              --------  --------       --------  --------

Income before income taxes and
  net extraordinary gain                           579     1,349            273     1,586
Income taxes                                       238       553            114       650
                                              --------  --------       --------  --------
Income before net extraordinary gain               341       796            159       936
Net extraordinary gain, net of
  tax of $84                                       129         -            129         -
                                              --------  --------       --------  --------
Net income                                    $    470  $    796       $    288  $    936
                                              ========  ========       ========  ========

Weighted average common shares outstanding       4,922     4,922          4,922     4,922

Weighted average common shares outstanding
  assuming full dilution                         4,922     4,922          4,922     4,922

Basic earnings per share
  Income before net extraordinary gain           $0.07     $0.16          $0.03     $0.19
  Net extraordinary gain                         $0.03         -          $0.03         -
  Net income                                     $0.10     $0.16          $0.06     $0.19

Diluted earnings per share
  Income before net extraordinary gain           $0.07     $0.16          $0.03     $0.19
  Net extraordinary gain                         $0.03         -          $0.03         -
  Net income                                     $0.10     $0.16          $0.06     $0.19

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except per share information)

                                                    July 31,         January 31,
Assets                                               2002               2002
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                        $    253           $    119
  Restricted cash                                       439                  -
  Trade accounts receivable, net                     21,431             18,845
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 3,322              3,324
  Inventories                                        20,378             18,682
  Deferred income taxes                               2,179              2,179
  Prepaid expenses and other current assets           3,290              2,463
                                                   --------           --------
    Total current assets                             51,292             45,612

Property, plant and equipment, net                   29,131             30,065

Other Assets:
  Patents, net of accumulated amortization              901                962
  Goodwill, net of accumulated amortization          12,615             12,445
  Other assets                                        3,797              3,445
                                                   --------           --------
    Total other assets                               17,313             16,852
                                                   --------           --------
Total Assets                                       $ 97,736           $ 92,529
                                                   ========           ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                           $ 12,660           $  9,643
  Other accrued liabilities                           5,719              4,683
  Commissions payable                                 4,939              4,821
  Current maturities of long-term debt                1,988             11,100
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   738                525
                                                   --------           --------
    Total current liabilities                        26,044             30,772

Long-Term Liabilities:
  Long-term debt, less current maturities            30,145             21,100
  Deferred income taxes                               1,296              1,143
  Other                                               1,575              1,527
                                                   --------           --------
    Total long-term liabilities                      33,016             23,770

Stockholders' Equity:
  Common stock, $.01 par value, authorized -
    50,000 and 50,000 shares in July 2002 and
    January 2002 respectively; 4,922 issued and
    outstanding in July 2002 and January 2002
    respectively                                         49                 49
  Additional paid-in capital                         21,397             21,397
  Retained earnings                                  18,013             17,725
  Accumulated other comprehensive loss                 (783)            (1,184)
                                                   --------           --------
    Total stockholders' equity                       38,676             37,987
                                                   --------           --------
Total Liabilities and Stockholders' Equity         $ 97,736           $ 92,529
                                                   ========           ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
(In thousands)                                               July 31,
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------

Cash Flows from Operating Activities:
  Net income                                       $    288           $    936
  Adjustments to reconcile net income to
    net cash flows from operating activities:
      Net extraordinary gain (net of tax of $84)       (129)                 -
      Provision for depreciation and amortization     1,919              2,044
      Change in operating assets and liabilities,
        net of effects of acquisition of certain
        assets of a business:
         Trade accounts receivable                   (2,392)             2,204
         Costs and estimated earnings in excess
           of billings on uncompleted contracts         215               (304)
         Inventories                                   (671)              (242)
         Prepaid expenses and other current assets     (765)               343
         Current liabilities                          4,015             (1,165)
         Other operating assets and liabilities        (987)               124
                                                    --------          --------
Net Cash Flows from Operating Activities              1,493              3,940
                                                    --------          --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment            -              1,366
  Purchases of property and equipment                  (587)            (1,909)
  Acquisition of certain assets of a business          (500)                 -
  Investment in joint venture                           (60)                 -
                                                   --------           --------
Net Cash Flows from Investing Activities             (1,147)              (543)
                                                   --------           --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations             (68)               (69)
  Borrowings under revolving, term and mortgage
    loans                                           181,429            717,489
  Repayment of debt                                (181,590)          (720,571)
                                                   --------           --------
Net Cash Flows from Financing Activities               (229)            (3,151)
                                                   --------           --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                   17                (39)
                                                   --------           --------

Net Increase in Cash and Cash Equivalents               134                207

Cash and Cash Equivalents - Beginning of Period         119                290
                                                   --------           --------
Cash and Cash Equivalents - End of Period          $    253           $    497
                                                   ========           ========

Supplemental cash flow information:

  Cash paid for:
    Interest, net of capitalized amounts           $  1,022           $  1,329
    Income taxes, net of refunds received                66                 37

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2002

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended January 31, 2002. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2002 audited financial statements have been omitted from these interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   Inventories consisted of the following:

                                                    July 31,         January 31,
     (In thousands)                                  2002               2002
                                                   --------           --------
     Raw materials                                 $ 15,136           $ 14,720
     Work in process                                  2,312              1,551
     Finished goods                                   2,930              2,411
                                                   --------           --------
     Total                                         $ 20,378           $ 18,682
                                                   ========           ========

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                              Three Months Ended        Six Months Ended
     (In thousands)                                 July 31,                July 31,
                                              ------------------       ------------------
                                                2002      2001           2002      2001
                                              --------  --------       --------  --------

     Net Income                               $    470  $    796       $    288  $    936
                                              ========  ========       ========  ========
     Basic weighted average common
       shares outstanding                        4,922     4,922          4,922     4,922
     Dilutive effect of stock options                -         -              -         -
                                              --------  --------       --------  --------
     Weighted average common shares
       outstanding assuming full dilution        4,922     4,922          4,922     4,922
                                              ========  ========       ========  ========

     Net income per common share - basic         $0.10     $0.16          $0.06     $0.19
     Net income per common share - diluted       $0.10     $0.16          $0.06     $0.19

     The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise price exceeded the average market price of the common shares was 926,000 and 500,000 for the three months ended July 31, 2002 and 2001, respectively, and 886,000 and 625,000 for the six months ended July 31, 2002 and 2001, respectively. These options were outstanding at the end of each of the respective periods.

4.   The components of comprehensive income, net of tax, were as follows:

                                              Three Months Ended       Six Months Ended
     (In thousands)                                 July 31,               July 31,
                                              ------------------      -------------------
                                                2002      2001           2002      2001
                                              --------  --------       --------  --------

     Net Income                               $    470  $    796           $288  $    936

     Change in foreign currency translation
       adjustments                                 339       (25)           401      (153)
     Change in minimum pension liability             -         -              -         -
                                              --------  --------       --------  --------
     Comprehensive income                     $    809  $    771       $    689  $    783
                                              ========  ========       ========  ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed  consolidated balance sheets consists of the following:

     (In thousands)                                                    July 31, January 31,
                                                                         2002      2002
                                                                       --------  --------

     Accumulated translation adjustment                                $   (291) $   (692)
     Minimum pension liability adjustment (net of
       tax benefit of $302 and $164, respectively)                         (492)     (492)
                                                                       --------  --------
     Total                                                             $   (783) $ (1,184)
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

                                              Three Months Ended       Six Months Ended
     (In thousands)                                 July 31,               July 31,
                                              ------------------      -------------------
                                                2002      2001           2002      2001
                                              --------  --------       --------  --------
     Net Sales:
       Filtration Products                    $ 13,575  $ 12,561       $ 25,967  $ 25,954
       Piping Systems                           14,471    15,316         23,795    27,252
       Industrial Process Cooling Equipment      6,280     6,313         11,333    11,676
                                              --------  --------       --------  --------
     Total Net Sales                           $34,326  $ 34,190       $ 61,095  $ 64,882
                                              ========  ========       ========  ========

     Gross Profit:
       Filtration Products                    $  2,792  $  2,420       $  5,005  $  4,982
       Piping Systems                            3,435     3,947          5,577     6,860
       Industrial Process Cooling Equipment      2,012     1,812          3,409     3,348
                                              --------  --------       --------  --------
     Total Gross Profit                       $  8,239  $  8,179       $ 13,991  $ 15,190
                                              ========  ========       ========  ========
     Income from Operations:
       Filtration Products                    $    174  $    608       $    544  $  1,206
       Piping Systems                            1,776     2,040          2,508     3,241
       Industrial Process Cooling Equipment        298       422            299       558
       Corporate                                (1,152)   (1,032)        (2,042)   (2,054)
                                              --------  --------       --------  --------
     Total Income from Operations             $  1,096  $  2,038       $  1,309  $  2,951
                                              ========  ========       ========  ========

6. On July 11, 2002, the Company executed a loan agreement with a bank, providing access to a revolving line of credit. Under the terms of the loan agreement, all payments by the Company's domestic customers are deposited in a bank account ("Dominion Account") from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2002, the amount of such restricted cash was $439,000.

7.   The Company  completed the early  extinguishment  of a loan with  principal
     balance  of   $700,000,   resulting  in  an   extraordinary   loss  on  the
     extinguishment of $79,000, net of tax. (See note 10 below.)

8. On June 19, 2002, the Company purchased certain assets of a business for $500,000 in cash. The asset value in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141) was $846,000 for inventory and $0 for other assets, resulting in the recognition of an extraordinary gain of $346,000 ($208,000 net of tax), related to the write-off of negative goodwill.

9. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

     On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three and six months ended July 31, 2002, compared with $133,000 or $0.03 per share and $266,000 or $0.05 per share for the comparable periods of the prior year.

     On an annual basis and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial transitional impairment test, which uses a fair value methodology. Based on the results of step one of the transitional impairment test, the Company has identified potential impairment of goodwill in all three of its reporting units. Step two of the transitional impairment test, in which the magnitude of any goodwill impairment will be determined, must be completed by January 31, 2003, and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates that the amount of the write down could be up to 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets.

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

10. On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with certain institutional investors which had originally provided for senior notes with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is required to pay $187,500 in aggregate principal on the last day of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is required to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such prepayments on July 31, 2002 reducing the principal balance to $5,000,000. At July 31, 2002, the Company was in compliance with all covenants contained in the Note Purchase Agreements.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $28,000,000 (reduced to $27,000,000 upon completion of the Lebanon, Tennessee mortgage borrowing described below), subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2002, the prime rate was 4.75 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. The Company had borrowed $11,545,000 under the revolving line of credit at July 31, 2002, $10,000,000 of which was used to reduce debt outstanding under the Prior Term Loans and $700,000 under the Prior Credit Agreement (see below). The Company's policy is to classify borrowings under the revolving line of credit as long-term debt, as the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $5,815,000 was drawn under the agreement as letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings, property taxes and insurance premiums. The Loan Agreement replaced a three-year secured credit agreement with a bank which had provided a revolving line of credit of $8,000,000 ("Prior Credit Agreement") and a loan with a principal balance of $700,000. The early extinguishment of the Prior Credit Agreement resulted in an extraordinary loss of $79,000, net of tax. The Loan Agreement also provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2002, the amount of such restricted cash was $439,000. At July 31, 2002 the Company was in compliance with all covenants contained in the Loan Agreement.

     On April 26, 2002, Midwesco Filter Resources, Inc. ("Midwesco Filter") borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the Prior Term Loans and the Prior Credit Agreement. The loans each bear interest at 7.10 percent, and the loans' amortization schedules and terms are each ten years.

     On July 31, 2002, Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. $1,000,000 of the proceeds was used for a required payment of amounts borrowed under the Loan Agreement with the remaining proceeds used to repay amounts borrowed under the Note Purchase Agreements. The loan bears interest at 7.75 percent with monthly payments of $21,001 for both principal and interest, and has a ten-year term.

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

     On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK) (approximately $425,000) to complete the permanent financing of the acquisition of Nordic Air A/S. The loan bears interest at 6.22 percent and has a term of five years.

     On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76 percent and the term of the loan is ten years with an amortization schedule of 25 years.

     On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). The first loan in the amount of 4,500,000 DKK (approximately $650,000) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years.

     On September 14, 1995, Midwesco Filter in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe, Inc. in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

     The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At July 31, 2002, borrowings under these credit arrangements totaled $341,000; an additional $629,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

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


RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended July 31

Net sales of  $34,326,000  for the  quarter  ended July 31, 2002  increased  0.4 percent from $34,190,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $8,239,000 increased 0.7 percent from $8,179,000 in the prior year quarter, and gross margin increased to 24.0 percent of net sales in the current year from 23.9 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income decreased 41.0 percent to $470,000 in the current year quarter from $796,000 in the prior year quarter, and net income per common share (diluted) declined to $0.10 from $0.16. The decrease in net income was partially due to increased selling, general and administrative expense and an extraordinary loss of $79,000 (net of tax) from an early extinguishment of debt, the total of which is partially offset by an extraordinary gain, net of tax, of $208,000, due to the purchase of certain assets of a business and increased gross profit.

On June 19, 2002, the Company purchased certain assets of a business for $500,000 in cash. The asset value in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141) was $846,000 for inventory and $0 for other assets, resulting in the recognition of an extraordinary gain of $346,000 ($208,000 net of tax), related to the write-off of negative goodwill.

Six months ended July 31

Net sales of $61,095,000 for the six months ended July 31, 2002 decreased 5.8 percent from $64,882,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $13,991,000 decreased 7.9 percent from $15,190,000 for the comparable period in the prior year, while gross margin decreased to 22.9 percent of net sales in the current year from 23.4 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income decreased 69.2 percent to $288,000 or $0.06 per common share (diluted) in the current year from $936,000 or $0.19 per common share (diluted) in the comparable period in the prior year. The decrease in net income was partially due to decreased gross profit, increased general and administrative expense and an extraordinary loss of $79,000 (net of tax) from an early extinguishment of debt, the total of which is partially offset by a decrease in selling expense and an extraordinary gain, net of tax, of $208,000, due to the purchase of certain assets of a business.

On June 19, 2002, the Company purchased certain assets of a business for $500,000 in cash. The asset value in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141) was $846,000 for inventory and $0 for other assets, resulting in the recognition of an extraordinary gain of $346,000 ($208,000 net of tax), related to the write-off of negative goodwill.

Filtration Products Business

Three months ended July 31

Net sales for the quarter ended July 31, 2002 increased 8.1 percent to $13,575,000 from $12,561,000 for the comparable quarter in the prior year. This increase is the result of higher sales of fabric and pleated-filter elements, partially offset by decreased sales of non-filtration products.

Gross profit as a percent of net sales increased from 19.3 percent in the prior year to 20.6 percent in the current year, primarily as a result of improved manufacturing efficiencies and higher sales volume.

Selling  expense for the quarter ended July 31, 2002  increased to $1,406,000 or
10.4 percent of net sales from $1,173,000 or 9.3 percent of net sales for the comparable quarter last year. The increase is attributable to higher salaries, payroll taxes and travel expenses.

General and administrative expenses increased to $1,212,000 or 8.9 percent of net sales in the current year quarter from $639,000 or 5.1 percent of net sales for the comparable period in the prior year, primarily due to higher legal expenses related to defending a patent infringement suit partially offset by cost reduction measures that were implemented in the second half of 2001.

Six months ended July 31

Net sales for the six months ended July 31, 2002 increased 0.1 percent to $25,967,000 from $25,954,000 for the comparable period in the prior year. This increase is the result of higher sales of fabric and pleated-filter elements, partially offset by decreased sales of baghouse services.

Gross profit as a percent of net sales increased from 19.2 percent in the prior year to 19.3 percent in the current year, primarily as a result of improved manufacturing efficiencies and higher sales volume.

Selling expense for the six months ended July 31, 2002 increased to $2,628,000 or 10.1 percent of net sales from $2,434,000 or 9.4 percent of net sales for the comparable period in the prior year. The increase is attributable to higher salaries, payroll taxes and travel expenses.

General and administrative expenses increased to $1,833,000 or 7.1 percent of net sales in the current year period from $1,342,000 or 5.2 percent of net sales for the comparable period in the prior year, due to higher legal expenses related to defending a patent infringement suit, partially offset by cost reduction measures that were implemented in the second half of 2001.

Piping Systems Business

Three months ended July 31

Net sales decreased 5.5 percent from $15,316,000 in the prior year quarter to $14,471,000 for the quarter ended July 31, 2002. This decrease is primarily due to lower domestic sales, and from loss of sales of $244,000 generated by a former UK subsidiary, Perma-Pipe Services Limited (PPSL), in the prior year period. The contract for the sale of PPSL became effective in December 2001.

Gross profit as a percent of net sales decreased from 25.8 percent to 23.7 percent, mainly as a result of the drop in domestic volume.

Selling expense decreased from $563,000 or 3.9 percent of net sales for the prior year quarter to $370,000 or 2.6 percent of net sales in the current year quarter. The dollar decrease is primarily due to lower commissions.

General and administrative expense decreased from $1,345,000 in the prior year quarter to $1,289,000 in the current year quarter, however, increased as a percent of net sales from 8.8 percent to 8.9 percent. The dollar decrease is primarily due to eliminated general and administrative expenses due to the sale of PPSL and partially offset by higher legal expense in the current year period.

Six months ended July 31

Net sales of $23,795,000 for the six months ended July 31, 2002 decreased 12.7 percent from $27,252,000 for the comparable period in the prior year. This decrease is primarily due to lower domestic sales, particularly a sale of $2,000,000 for a high-temperature oil-recovery project in Canada in the prior year and from loss of sales of $870,000 generated in the prior year period by PPSL.

Gross profit as a percent of net sales decreased from 25.2 percent to 23.4 percent, mainly as a result of the drop in domestic volume and loss of sales generated in the prior year period by PPSL.

Selling expense decreased from $1,085,000 or 4.0 percent of net sales in the prior year period to $709,000 or 3.0 percent of net sales in the current year period. The dollar decrease is primarily due to lower commissions and eliminated selling expenses due to the sale of PPSL.

General and administrative expense decreased from $2,534,000 in the prior year period to $2,360,000 in the current year period, however, increased as a percent of net sales from 9.3 percent to 9.9 percent. The dollar decrease is primarily due to eliminated general and administrative expenses due to the sale of PPSL and partially offset by higher legal expense in the current year period.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $6,280,000 for the quarter ended July 31, 2002 decreased 0.5 percent from $6,313,000 for the comparable quarter in the prior year. The decrease is due to the slow recovery of the economy.

Gross profit increased from 28.7 percent of net sales in the prior year quarter to 32.0 percent of net sales in the current year quarter, primarily due to product mix.

Selling expense increased to $838,000 or 13.3 percent of net sales in the current year quarter from $825,000 or 13.1 percent of net sales in the prior year quarter. The increase is due to the salary and employee benefits of increased headcount.

General and administrative expense increased from $565,000 or 9.0 percent of net sales in the prior year quarter to $876,000 or 13.9 percent of net sales in the current year quarter. The increase is primarily due to new ongoing general and administrative expenses and integration costs related to the operations of certain newly acquired assets of a business. The remaining increase is because of more engineering costs charged to general and administrative expense.

Six months ended July 31

Net sales of $11,333,000 for the six months ended July 31, 2002 decreased 2.9 percent from $11,676,000 for the comparable period in the prior year, mainly due to the slow recovery of the economy.

Gross margin increased from 28.7 percent of net sales in the prior year to 30.1 percent of net sales in the current year, primarily due to product mix.

Selling expense decreased to $1,538,000 or 13.6 percent of net sales in the current year period from $1,630,000 or 14.0 percent of net sales in the prior year. The dollar decrease is primarily due to decreased spending on advertising and cost reduction measures that were implemented in the second half of 2001.

General and administrative expense increased from $1,160,000 or 9.9 percent of net sales in the prior year to $1,572,000 or 13.9 percent of net sales in the current year. The increase is due to more engineering costs charged to general and administrative expense, and new ongoing general and administrative expenses and integration costs related to the operations of certain newly acquired assets of a business.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc.-Corporate that has not been allocated to the business segments.

Three months ended July 31

General and administrative expense increased from $1,032,000 in the prior year quarter to $1,152,000 in the current year quarter, and increased as a percentage of net sales from 3.0 percent in the prior year quarter to 3.4 percent in the current year quarter. The dollar increase is mainly due to increased hospitalization expense and outside professional service costs, partially offset by decreased salary expense and elimination of goodwill amortization.

Interest expense decreased to $517,000 for the current year quarter from $689,000 in the prior year quarter. The decrease is primarily due to net debt reductions in the current and prior years.

Six months ended July 31

General and administrative expense decreased from $2,054,000 in the prior year period to $2,042,000 in the current year period, but increased as a percentage of net sales from 3.2 percent in the prior year period to 3.3 percent in the current year period. The dollar decrease is mainly due to reductions in salaries, repairs and maintenance, utility costs and elimination of goodwill amortization, partially offset by increases in outside professional service, hospitalization and loan amortization costs.

Interest expense decreased to $1,036,000 in the current year period from $1,365,000 for the comparable period in the prior year. The decrease is due to net debt reductions in the current and prior years.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of July 31, 2002 were $253,000 as compared to $497,000 at July 31, 2001. For the current year period, net cash provided from operating activities was $1,493,000, net payment on long-term debt was $161,000, purchases of property and equipment was $587,000 and acquisition of certain assets of a business was $500,000.

Net cash provided by operating activities was $1,493,000 for the six months ended July 31, 2002, compared with $3,940,000 for the six months ended July 31, 2001. The increase in current liabilities of $4,015,000 was partially offset by increases in trade receivables, inventories and prepaid expenses and other assets.

Net cash used for investing activities for the six months ended July 31, 2002 and 2001 were $1,147,000 and $543,000, respectively. Capital expenditures decreased from $1,909,000 in the prior year to $587,000 in the current year. In the current year, the Company acquired certain assets of a business and invested in a joint venture for $500,000 and $60,000 respectively. No property or equipment was sold in the current year, compared with proceeds of $1,366,000 from sale and lease back transactions in the prior year period.

For the six months ended July 31, 2002, $161,000 was used for net payments on long-term debt and $68,000 was used for payments on capitalized lease obligations. In the comparable prior year period, the Company used $3,082,000 for net payments of long-term debts and utilized $69,000 to pay capitalized lease obligations.

The Company's current ratio was 2.0 to 1 and 1.5 to 1 at July 31, 2002 and January 31, 2002, respectively. Debt to total capitalization at July 31, 2002 decreased to 45.4 percent from 45.9 percent at January 31, 2002.

Financing

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with certain institutional investors which had originally provided for senior notes with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is required to pay $187,500 in aggregate principal on the last day of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is required to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such prepayments on July 31, 2002 reducing the principal balance to $5,000,000. At July 31, 2002, the Company was in compliance with all covenants contained in the Note Purchase Agreements.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $28,000,000 (reduced to $27,000,000 upon completion of the Lebanon, Tennessee mortgage borrowing described below), subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2002, the prime rate was 4.75 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. The Company had borrowed $11,545,000 under the revolving line of credit at July 31, 2002, $10,000,000 of which was used to reduce debt outstanding under the Prior Term Loans and $700,000 under the Prior Credit Agreement (see below). The Company's policy is to classify borrowings under the revolving line of credit as long-term debt, as the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $5,815,000 was drawn under the agreement as letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings, property taxes and insurance premiums. The Loan Agreement replaced a three-year secured credit agreement with a bank which had provided a revolving line of credit of $8,000,000 ("Prior Credit Agreement") and a loan with a principal balance of $700,000. The early extinguishment of the Prior Credit Agreement resulted in an extraordinary loss of $79,000, net of tax. The Loan Agreement also provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2002, the amount of such restricted cash was $439,000. At July 31, 2002 the Company was in compliance with all covenants contained in the Loan Agreement.

On April 26, 2002, Midwesco Filter Resources, Inc. ("Midwesco Filter") borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the Prior Term Loans and the Prior Credit Agreement. The loans each bear interest at 7.10 percent, and the loans' amortization schedules and terms are each ten years.

On July 31, 2002, Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. $1,000,000 of the proceeds was used for a required payment of amounts borrowed under the Loan Agreement with the remaining proceeds used to repay amounts borrowed under the Note Purchase Agreements. The loan bears interest at 7.75 percent with monthly payments of $21,001 for both principal and interest, and has a ten-year term.

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

On September 14, 1995, Midwesco Filter in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe, Inc. in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates.

At July 31, 2002, borrowings under these credit arrangements totaled $341,000; an additional $629,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three and six months ended July 31, 2002, compared with $133,000 or $0.03 per share and $266,000 or $0.05 per share for the comparable periods of the prior year. On an annual basis and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial transitional impairment test, which uses a fair value methodology. Based on the results of step one of the transitional impairment test, the Company has identified potential impairment of goodwill in all three of its reporting units. Step two of the transitional impairment test, in which the magnitude of any goodwill impairment will be determined, must be completed by January 31, 2003, and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates that the amount of the write down could be up to 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at July 31, 2002 or January 31, 2002.

The changeover from national currencies to the Euro began on January 1, 2002, and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk by combining fixed-rate long-term debt with floating rate debt.


                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a vote of Security Holders

The annual meeting of the stockholders of the Company was held on June 27, 2002. David Unger, Henry M. Mautner, Gene K. Ogilvie, Fati A. Elgendy, Bradley E. Mautner, Don Gruenberg, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or withheld, with respect to each nominee:

                                             For                Withheld
                                       --------------       ----------------
        David Unger                       4,335,381              22,800
        Henry M. Mautner                  4,335,881              22,300
        Gene K. Ogilvie                   4,335,881              22,300
        Fati A. Elgendy                   4,335,881              22,300
        Bradley E. Mautner                4,335,881              22,300
        Don Gruenberg                     4,335,881              22,300
        Arnold F. Brookstone              4,343,481              14,700
        Eugene Miller                     4,343,481              14,700
        Stephen B. Schwartz               4,343,481              14,700
        Dennis Kessler                    4,343,481              14,700

There were no votes cast against, nor were there any abstentions or broker non-votes with respect to, any nominee.


Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K:

               The following current report on Form 8-K was filed by the Company during the Company's third fiscal quarter:

               (1)  Current  report on Form 8-K dated July 17,  2002 filed under
                    Item 5 disclosing the completion of the Company's new financing arrangements and describing the material terms thereof.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MFRI, INC.


Date:   September 16, 2002         /s/ David Unger
                                   ---------------------------------------------
                                   David Unger
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)



Date:   September 16, 2002         /s/ Michael D. Bennett
                                   ---------------------------------------------
                                   Vice President, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

CERTIFICATIONS
--------------

I, Michael D. Bennett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MFRI, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     September 16, 2002



     /s/ Michael D. Bennett
     ---------------------------------------------
     Michael D. Bennett
     Vice President, Secretary and Treasurer
     (Principal Financial and Accounting Officer)

I, David Unger, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MFRI, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


     September 16, 2002



     /s/ David Unger
     ---------------------------------------------
     David Unger
     Chairman of the Board of Directors
     (Principal Executive Officer)