Form 10-Q
period 2002-10-31
MFRI INC
filed 2002-12-16
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2002
                              --------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                      to
                                ---------------           ------------------

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

On December 16, 2002, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2002. The results of operations for the quarter ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year ending January 31, 2003.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except per share information)

                                                          Three Months Ended        Nine Months Ended
                                                              October 31,               October 31,
                                                         --------------------      --------------------
                                                           2002        2001          2002        2001
                                                         --------    --------      --------    --------
Net sales                                                 $33,230     $32,393       $94,325     $97,275
Cost of sales                                              25,400      25,464        72,504      75,156
                                                         --------    --------      --------    --------

Gross profit                                                7,830       6,929        21,821      22,119
Selling expense                                             2,773       2,304         7,648       7,453
General and administrative expense                          3,988       3,574        11,795      10,664
                                                         --------    --------      --------    --------
Income from operations                                      1,069       1,051         2,378       4,002

Other Income                                                   13         -              13         -
Interest expense                                              460         660         1,496       2,025
                                                         --------    --------      --------    --------
Income before income taxes and
    net extraordinary gain (loss)                             622         391           895       1,977
Income taxes                                                  259         230           373         880
                                                         --------    --------      --------    --------
Income before net extraordinary gain (loss)                   363         161           522       1,097

Net extraordinary gain (loss), net of tax benefit
(expense) of $74 and ($9) for the three and nine
months in 2002                                               (112)        -              17         -
                                                         --------    --------      --------    --------
Net income                                                $   251     $   161       $   539     $ 1,097
                                                         ========    ========      ========    ========

Weighted average common shares outstanding                  4,922       4,922         4,922       4,922

Weighted average common shares outstanding
    assuming full dilution                                  4,922       4,922         4,922       4,922

Basic earnings per share
    Income before net extraordinary (loss)                  $0.07       $0.03         $0.11       $0.22
    Net extraordinary (loss)                               ($0.02)        -             -           -
    Net income                                              $0.05       $0.03         $0.11       $0.22

Diluted earnings per share
    Income before net extraordinary (loss)                  $0.07       $0.03         $0.11       $0.22
    Net extraordinary (loss)
                                                           ($0.02)        -             -           -
    Net income                                              $0.05       $0.03         $0.11       $0.22
-------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)
                                                     October 31,    January 31,
Assets                                                  2002           2002
--------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents                         $   254        $   119
    Restricted cash                                       738            -
    Trade accounts receivable, net                     21,625         18,845
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                 2,055          3,324
    Inventories                                        20,767         18,682
    Deferred income taxes receivable                    2,179          2,179
    Prepaid expenses and other current assets           2,605          2,463
                                                     --------       --------
      Total current assets                             50,223         45,612

Property, plant and equipment, net                     28,531         30,065

Other Assets:
    Patents, net of accumulated amortization              869            962
    Goodwill, net of accumulated amortization          12,632         12,445
    Other assets                                        3,810          3,445
                                                     --------       --------
      Total other assets                               17,311         16,852
                                                     --------       --------
Total Assets                                          $96,065        $92,529
                                                     ========       ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
    Trade accounts payable                            $10,449        $ 9,643
    Other accrued liabilities                           4,634          4,683
    Commissions payable                                 5,087          4,821
    Current maturities of long-term debt                1,965         11,100
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                   627            525
                                                     --------       --------
      Total current liabilities                        22,762         30,772

Long-Term Liabilities:
    Long-term debt, less current maturities            31,421         21,100
    Deferred income taxes payable                       1,297          1,143
    Other                                               1,603          1,527
                                                     --------       --------
      Total long-term liabilities                      34,321         23,770

Stockholders' Equity:
    Common stock, $.01 par value, authorized-50,000
      shares in October 2002 and January 2002;
      4,922 issued and outstanding in October
      2002 and January 2002                                49             49
    Additional paid-in capital                         21,397         21,397
    Retained earnings                                  18,262         17,725
    Accumulated other comprehensive loss                 (726)        (1,184)
                                                     --------       --------
      Total stockholders' equity                       38,982         37,987
                                                     --------       --------
Total Liabilities and Stockholders' Equity            $96,065        $92,529
                                                     ========       ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine Months Ended
(In thousands)                                                                          October 31,
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------
Cash Flows from Operating Activities:
    Net income                                                                     $    539    $  1,097
    Adjustments to reconcile net income to
      net cash flows from operating activities:
        Extraordinary gain (net of tax of $9)                                           (17)        -
        Provision for depreciation and amortization                                   2,905       3,042
        Change in operating assets and liabilities, net of
          effects of acquisition of certain assets of a business:
          Trade accounts receivable                                                  (2,556)      4,598
          Costs and estimated earnings in excess of
            billings on uncompleted contracts                                         1,371         351
          Inventories                                                                (1,207)        842
          Prepaid expenses and other current assets                                    (133)        (95)
          Current liabilities                                                           828      (3,805)
          Other operating assets and liabilities                                     (1,290)        106
                                                                                   --------    --------
Net Cash Flows from Operating Activities                                                440       6,136
                                                                                   --------    --------

Cash Flows from Investing Activities:
    Proceeds from sale of property and equipment                                        162       1,366
    Purchases of property and equipment                                                (976)     (2,955)
    Acquisition of certain assets of a business                                        (500)        -
    Investment in joint venture                                                         (23)        -
                                                                                   --------    --------
Net Cash Flows from Investing Activities                                             (1,337)     (1,589)
                                                                                   --------    --------

Cash Flows from Financing Activities:
    Payments on capitalized lease obligations                                          (104)       (103)
    Borrowings under revolving, term and mortgage loans                             214,603     987,169
    Repayment of debt                                                              (213,500)   (991,779)
                                                                                   --------    --------
Net Cash Flows from Financing Activities                                                999      (4,713)
                                                                                   --------    --------

Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                                                 33           8
                                                                                   --------    --------

Net Increase in Cash and Cash Equivalents                                               135        (158)

Cash and Cash Equivalents - Beginning of Period                                         119         290
                                                                                   --------    --------
Cash and Cash Equivalents - End of Period                                          $    254    $    132
                                                                                   ========    ========
Supplemental cash flow information:

    Cash paid for:
      Interest, net of capitalized amounts                                         $  1,500    $  2,275
      Income taxes, net of refunds received                                             132         938

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2002

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

2.Inventories consisted of the following:

                                                      October 31,   January 31,
     (In thousands)                                      2002          2002
                                                      ----------    ----------
         Raw materials                                  $14,565       $14,720
         Work in process                                  2,376         1,551
         Finished goods                                   3,826         2,411
                                                      ----------    ----------
         Total                                          $20,767       $18,682
                                                      ==========    ==========

3. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                          Three Months Ended        Nine Months Ended
     (In Thousands)                                           October 31,               October 31,
                                                         --------------------      --------------------
                                                           2002        2001          2002        2001
                                                         --------    --------      --------    --------
     Net Income                                           $   251     $   161       $   539     $ 1,097
                                                         ========    ========      ========    ========

     Basic weighted average common
         shares outstanding                                 4,922       4,922         4,922       4,922
     Dilutive effect of stock options                         -           -             -           -
                                                         --------    --------      --------    --------
     Weighted average common shares
         outstanding assuming full dilution                 4,922       4,922         4,922       4,922
                                                         ========    ========      ========    ========

     Income per basic share before net
         extraordinary (loss)                             $  0.07     $  0.03       $  0.11     $  0.22
     Net extraordinary (loss) per basic share            ($  0.02)        -             -           -
     Net income per common share - basic                    $0.05     $  0.03       $  0.11     $  0.22

     Income per diluted share before net
         extraordinary (loss)                             $  0.07     $  0.03       $  0.11     $  0.22
     Net extraordinary (loss) per diluted share          ($  0.02)        -             -           -
     Net income per common share - diluted                $  0.05     $  0.03       $  0.11     $  0.22

     The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares was 966,000 and 124,000 for the three months ended October 31, 2002 and 2001, respectively, and 912,667 and 500,000 for the nine months ended October 31, 2002 and 2001, respectively. These options were outstanding at the end of each of the respective periods.

4.   The components of comprehensive income, net of tax, were as follows:

                                                          Three Months Ended        Nine Months Ended
     (In Thousands)                                           October 31,               October 31,
                                                         --------------------      --------------------
                                                           2002        2001          2002        2001
                                                         --------    --------      --------    --------

     Net Income                                           $   251     $   161       $   539     $ 1,097

     Change in foreign currency translation
       adjustments                                             57          74           458         (79)
     Change in minimum pension liability                      -           -             -           -
                                                         --------    --------      --------    --------
     Comprehensive income                                 $   308     $   235       $   997     $ 1,018
                                                         ========    ========      ========    ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed consolidated balance sheets consists of the following:

                                                                                  October 31,   January 31,
     (In thousands)                                                                  2002          2002
                                                                                  ----------    ----------

     Accumulated translation adjustment                                            $  (234)      $  (692)
     Minimum pension liability adjustment
       (net of tax benefit of $302)                                                   (492)         (492)
                                                                                  ----------    ----------
     Total                                                                         $  (726)      $(1,184)
                                                                                  ==========    ==========

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

                                                          Three Months Ended        Nine Months Ended
     (In Thousands)                                           October 31,               October 31,
                                                         --------------------      --------------------
                                                           2002        2001          2002        2001
                                                         --------    --------      --------    --------
Net Sales:
    Filtration Products                                   $14,163     $15,041       $40,130     $40,995
    Piping Systems                                         11,511      12,345        35,306      39,597
    Industrial Process Cooling Equipment                    7,556       5,007        18,889      16,683
                                                         --------    --------      --------    --------
Total Net Sales                                           $33,230     $32,393       $94,325     $97,275
                                                         ========    ========      ========    ========

Gross Profit:
    Filtration Products                                   $ 2,694     $ 3,065       $ 7,699     $ 8,047
    Piping Systems                                          2,783       2,464         8,360       9,324
    Industrial Process Cooling Equipment                    2,353       1,400         5,762       4,748
                                                         --------    --------      --------    --------
Total Gross Profit                                        $ 7,830     $ 6,929       $21,821     $22,119
                                                         ========    ========      ========    ========

Income from Operations:
    Filtration Products                                   $   357     $ 1,233       $   901     $ 2,439
    Piping Systems                                          1,268         748         3,776       3,989
    Industrial Process Cooling Equipment                      606         116           905         674
    Corporate                                              (1,162)     (1,046)       (3,204)     (3,100)
                                                         --------    --------      --------    --------
Income from Operations                                    $ 1,069     $ 1,051       $ 2,378     $ 4,002
                                                         ========    ========      ========    ========

6. On July 11, 2002, the Company executed a loan agreement with a financial institution, providing access to a revolving line of credit. Under the terms of the loan agreement, all payments by the Company's domestic customers are deposited in a bank account ("Dominion Account") from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2002, the amount of such restricted cash was $738,000. Cash required for operations is provided by draw-downs on the line of credit.

7. On July 11, 2002, the Company completed the early extinguishment of a loan with principal balance of $700,000, resulting in an extraordinary loss on the extinguishment of $133,000 ($79,000, net of tax). See note 10 below.

8. On July 11, 2002, the Company purchased certain assets of a business for $500,000 in cash paid to the seller. Other costs incurred totaled $185,000. The asset value, in accordance with SFAS 141, was $846,000 for inventory and $0 for other assets, resulting in the recognition of an extraordinary gain of $161,000 ($96,000 net of tax). The third quarter resulted in a reduction by $185,000 ($112,000 net of tax) of the extraordinary gain, due to additional costs, including warranty expense, associated with the purchase of certain assets of a business.

9. In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

     On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended October 31, 2002, compared with $124,000 or $0.03 per share and $370,000 or $0.08 per share for the comparable periods of the prior year. Goodwill, without additional acquisitions or amortizations, may change from quarter to quarter due to effects of foreign exchange translations on foreign goodwill. On an annual basis and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial transitional impairment test, which uses a fair value methodology. Based on the results of step one of the Company's transitional impairment test, the Company has identified potential impairment of goodwill in all three of its reporting units. The Company has retained professional valuation consultants to review and/or revise its step one analysis and to perform step two testing when indicated. Step two of the transitional impairment test, in which the magnitude of any goodwill impairment will be determined, must be completed by the filing of the January 31, 2003 10-K, and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates that the amount of the write down could be up to 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets. None of the covenants with the Company's lenders will be affected by any transition-year impairment write-down that might be required.

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

10. On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is required to pay $187,500 in aggregate principal on the last day of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is required to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such prepayments on July 31, 2002. At October 31, 2002, the Company was in compliance with all covenants contained in the Note Purchase Agreements.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $28,000,000 (which has been reduced to $27,000,000 following the completion of the Lebanon, Tennessee mortgage borrowing described below), subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2002, the prime rate was 4.75 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. The Company had borrowed $13,111,000 under the revolving line of credit at October 31, 2002, $10,000,000 of which was used to reduce debt outstanding to other financial institutions under the Prior Term Loans and $700,000 under the Prior Credit Agreement (see below). The Company's policy is to classify borrowings under the revolving line of credit as long-term debt, as the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $5,815,000 was drawn under the agreement as letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings, property taxes and insurance premiums. The Loan Agreement replaced a three-year secured credit agreement with a bank which had provided a revolving line of credit of $8,000,000 ("Prior Credit Agreement") and a loan with a principal balance of $700,000. The early extinguishment of the Prior Credit Agreement resulted in an extraordinary loss of $133,000 ($79,000, net of tax). The Loan Agreement also provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2002, the amount of such restricted cash was $738,000. Cash required for operations is provided by draw-downs on the line of credit. At October 31, 2002, the Company was not in compliance with one covenant under the Loan Agreement. The Company has received a waiver of such non-compliance and an amendment of the covenant to levels that the Company believes should be attainable.

     On April 26, 2002 Midwesco Filter Resources, Inc. ("Midwesco Filter") borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the holders of the Notes due 2007 and the Notes due 2008 and the Bank. The notes each bear interest at 7.10 percent with a combined monthly payment of $40,235 for both principal and interest, and the loans' amortization schedules and terms are each ten years.

     On July 31, 2002 Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. $1,000,000 of the proceeds was used for a required payment of amounts borrowed under the Loan Agreement with the remaining proceeds used to repay amounts borrowed under the Note Purchase Agreements. The loan bears interest at 7.75 percent with monthly payments of $21,001 for both principal and interest, and has a ten year term.

     On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount includes the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at
     7.52 percent with monthly payments of $18,507 for both principal and interest and the term of the loan is ten years with an amortization schedule of 25 years. At the date of purchase, the remaining term of the loan was 7.25 years.

     On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK), approximately $425,000 at the prevailing exchange rate at the time of the transaction, to complete the permanent financing of the acquisition of Nordic Air A/S. The loan bears interest at 6.22 percent and has a term of five years.

     On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76 percent with monthly payments of $9,682 for both principal and interest and the term of the loan is ten years with an amortization schedule of 25 years.

     On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). The first loan in the amount of 4,500,000 DKK (approximately $650,000 at the prevailing exchange rate at the time of the transaction) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000 at the prevailing exchange rate at the time of the transaction) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years. A third loan in the amount of 850,000 DKK (approximately $134,000 at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at 6.1 percent and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

     On September 14, 1995, Midwesco Filter Resources, Inc. in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe, Inc. in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

     The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At October 31, 2002, borrowings under these credit arrangements totaled $449,000; an additional $521,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

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


RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended October 31

Net sales of $33,230,000 for the quarter ended October 31, 2002 increased 2.6 percent from $32,393,000 for the comparable quarter last year. (See discussion of each business segment below.)

Gross profit of $7,830,000 increased 13.0 percent from $6,929,000 in the prior year quarter, and gross margin increased to 23.6 percent of net sales in the current year from 21.4 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income increased 55.9 percent to $251,000 in the current year quarter from $161,000 in the prior year quarter, and net income per common share (diluted) increased to $0.05 from $0.03. The dollar increase in net income was primarily due to increased gross profit and decreased interest expense, partially offset by increased selling, general and administrative expense and a $185,000 ($112,000 net of tax) due to the reduction in the extraordinary gain recognized from the purchase of certain assets of a business.

Nine months ended October 31

Net sales of  $94,325,000  for the nine months ended October 31, 2002  decreased
3.0 percent from $97,275,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $21,821,000 decreased 1.3 percent from $22,119,000 for the comparable period in the prior year, while gross margin increased to 23.1 percent of net sales in the current year from 22.7 percent of net sales in the prior year. (See discussion of each business segment below.)

Net  income  decreased  50.9  percent  to  $539,000  or $0.11 per  common  share
(diluted) in the current year from $1,097,000 or $0.22 per common share (diluted) in the comparable period in the prior year. The decrease in net income was partially due to decreased gross profit, increased selling, general and administrative expense and an extraordinary loss of $133,000 ($79,000 net of tax) from an early extinguishment of debt, the total of which is partially offset by a decrease in interest expense and an extraordinary gain of $161,000 ($96,000 net of tax) due to the purchase of certain assets of a business.

Filtration Products Business

Three months ended October 31

Net sales for the quarter ended October 31, 2002 decreased 5.8 percent to $14,163,000 from $15,041,000 for the comparable quarter in the prior year. This decrease is primarily due to the weak economy and competitive pressures in the marketplace.

Gross profit as a percent of net sales decreased from 20.4 percent in the prior year to 19.0 percent in the current year, primarily as a result of competitive pricing pressures in the marketplace.

Selling expense for the quarter ended October 31, 2002 increased to $1,488,000 or 10.5 percent of net sales from $1,073,000 or 7.1 percent of net sales for the comparable quarter in the prior year. The increase is attributable to higher salaries, commissions, and travel expenses.

General and administrative expenses increased to $849,000 or 6.0 percent of net sales in the current year quarter from $759,000 or 5.0 percent of net sales for the comparable period in the prior year, primarily due to higher legal expenses related to defending a patent infringement suit that has been settled.

Nine months ended October 31

Net sales for the nine months ended October 31, 2002 decreased 2.1 percent to $40,130,000 from $40,995,000 for the comparable period in the prior year. This decrease is primarily the result of lower sales of non-filtration products and services due to the weak economy and competitive pressures in the marketplace.

Gross profit as a percent of net sales decreased from 19.6 percent in the prior year to 19.2 percent in the current year, primarily as a result of competitive pricing pressures in the marketplace, partially offset by improved manufacturing efficiencies.

Selling expense for the nine months ended October 31, 2002 increased to $4,116,000 or 10.3 percent of net sales from $3,507,000 or 8.6 percent of net sales for the comparable period in the prior year. The increase is attributable to higher salaries, commissions, and travel expenses.

General and administrative expenses increased to $2,682,000 or 6.7 percent of net sales in the current year period from $2,101,000 or 5.1 percent of net sales for the comparable period in the prior year, due to higher legal expenses related to defending a patent infringement suit that has been settled, partially offset by cost reduction measures that were implemented in the latter half of 2001.

Piping Systems Business

Three months ended October 31

Net sales decreased 6.8 percent from $12,345,000 in the prior year quarter to $11,511,000 for the quarter ended October 31, 2002. This decrease is primarily due to the loss of sales of $792,000 generated by a former UK subsidiary, Perma-Pipe Services Limited (PPSL), in the prior year period. The contract for the sale of PPSL became effective in December 2001.

Gross profit as a percent of net sales increased from 20.0 percent to 24.2 percent due to improved manufacturing efficiencies.

Selling expense decreased from $484,000 or 3.9 percent of net sales for the prior year quarter to $347,000 or 3.0 percent of net sales in the current year quarter. The dollar decrease is primarily due to lower commissions, the elimination of the selling expense due to the sale of PPSL, and an overall reduction in headcount.

General and administrative expense decreased from $1,232,000 in the prior year quarter to $1,167,000 in the current year quarter, and increased as a percent of net sales from 10.0 percent to 10.1 percent. The dollar decrease is primarily due to eliminated general and administrative expenses due to the sale of PPSL and partially offset by higher legal expense in the current year period.

Nine months ended October 31

Net sales of  $35,306,000  for the nine months ended October 31, 2002  decreased
10.8 percent from $39,597,000 for the comparable period in the prior year. This decrease is primarily due to lower domestic sales, particularly a sale of $2,000,000 for a high-temperature oil-recovery project in Canada in the prior year and from loss of sales of $1,662,000 generated in the prior year period by PPSL.

Gross profit as a percent of net sales increased from 23.5 percent to 23.7 percent, mainly due to improved manufacturing efficiencies and the loss of lower-margin sales generated by PPSL in the prior-year period.

Selling expense decreased from $1,569,000 or 4.0 percent of net sales in the prior year period to $1,056,000 or 3.0 percent of net sales in the current year period. The dollar decrease is primarily due to lower commissions, eliminated selling expenses due to the sale of PPSL, and an overall reduction in headcount.

General and administrative expense decreased from $3,766,000 in the prior year period to $3,527,000 in the current year period but increased as a percent of net sales from 9.5 percent to 10.0 percent. The dollar decrease is primarily due to eliminated general and administrative expenses due to the sale of PPSL and partially offset by higher legal expense in the current year period.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $7,556,000 for the quarter ended October 31, 2002 increased by 50.9 percent from $5,007,000 for the comparable quarter in the prior year. The increase is due primarily to sales from the product lines associated with a recent acquisition of certain assets of a business and to some recovery from the weak economy.

Gross profit increased from 28.0 percent of net sales in the prior year quarter to 31.1 percent of net sales in the current year quarter, primarily due to product mix and improved efficiency.

Selling expense increased to $938,000 or 12.4 percent of net sales in the current year quarter from $747,000 or 14.9 percent of net sales in the prior year quarter. The dollar increase is due to higher commissions and the salary and increased headcount due to the recent acquisition of certain assets of a business.

General and administrative expense increased from $537,000 or 10.7 percent of net sales in the prior year quarter to $809,000 or 10.7 percent of net sales in the current year quarter. This increase is due to post-implementation costs of a new enterprise resource planning (ERP) system, increased headcount due to the recent acquisition of certain assets of a business, and engineering costs charged to general and administrative expense.

Nine months ended October 31

Net sales of  $18,889,000  for the nine months ended October 31, 2002  increased
13.2 percent from $16,683,000 for the comparable period in the prior year. The increase is due primarily to sales from the product lines associated with a recent acquisition of certain assets of a business and to some recovery from the weak economy.

Gross margin increased from 28.5 percent of net sales in the prior year to 30.5 percent of net sales in the current year, primarily due to product mix and improved efficiency.

Selling expense increased to $2,476,000 or 13.1 percent of net sales in the current year period from $2,377,000 or 14.2 percent of net sales in the prior year. The dollar increase is primarily due to higher commissions resulting from higher volume and product mix and from increased headcount due to the recent acquisition of certain assets of a business.

General and administrative expense increased from $1,697,000 or 10.2 percent of net sales in the prior year to $2,381,000 or 12.6 percent of net sales in the current year. The increase is due to post-implementation costs of a new ERP system and increased headcount due to the recent acquisition of certain assets of a business.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc.-Corporate that has not been allocated to the business segments.

Three months ended October 31

General and administrative expense increased from $1,046,000 in the prior year quarter to $1,162,000 in the current year quarter, and increased as a percentage of net sales from 3.2 percent in the prior year quarter to 3.5 percent in the current year quarter. The dollar increase is mainly due to increased outside professional service, property tax, and loan amortization costs, partially offset by decreased hospitalization and goodwill amortization costs.

Interest expense decreased to $460,000 for the current year quarter from $660,000 in the prior year quarter. The decrease is primarily due to net debt reductions in the prior year and lower average costs of borrowing.

Nine months ended October 31

General and administrative expense increased from $3,100,000 in the prior year period to $3,204,000 in the current year period, and increased as a percentage of net sales from 3.2 percent in the prior year period to 3.4 percent in the current year period. The dollar increase is mainly due to increases in outside professional service, loan amortization, and bank fee costs, partially offset by decreases in goodwill amortization, management bonus incentive, building repairs and maintenance, and heat, light, and power costs.

Interest expense decreased to $1,500,000 in the current year period from $2,025,000 for the comparable period in the prior year. The decrease is due to net debt reductions in the prior year and lower average costs of borrowing.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Operating Cash Flow

Cash and cash equivalents as of October 31, 2002 were $254,000 as compared to $132,000 at October 31, 2001. For the current year period, net cash provided from operating activities was $440,000, net borrowing of long-term debt was
$1,103,000, purchases of property and equipment was $976,000, and the acquisition of certain assets of a business was $500,000, in cash paid to the seller.

Net cash provided by operating activities was $440,000 for the nine months ended October 31, 2002, compared with $6,136,000 for the nine months ended October 31, 2001. The decreases in current liabilities of $828,000 and costs and estimated earnings in excess of billings on uncompleted contracts of $1,371,000 were partially offset by increases in trade receivables, inventories, prepaid and other assets.

Net cash used for investing activities for the nine months ended October 31, 2002 and 2001 were $1,337,000 and $1,589,000, respectively. Capital expenditures decreased from $2,955,000 in the prior year to $976,000 in the current year. In the current year, the Company acquired certain assets of a business and invested in a joint venture for $500,000 in cash paid to the seller and $23,000, respectively. Proceeds from the sale of property and equipment were $162,000 in the current year, compared with proceeds of $1,366,000 from sale and lease back transactions in the prior year period.

For the nine months ended October 31, 2002, $1,103,000 was used for net borrowings of long-term debt and $104,000 was used for payments on capitalized lease obligations. In the comparable prior year period, the Company used $4,610,000 for net payments of long-term debts and utilized $103,000 to repay capitalized lease obligations.

The Company's current ratio was 2.2 to 1 and 1.5 to 1 at October 31, 2002 and January 31, 2002, respectively. Debt to total capitalization at October 31, 2002 increased to 46.1 percent from 45.9 percent at January 31, 2002.

Financing

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is required to pay $187,500 in aggregate principal on the last day of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is required to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such prepayments on July 31, 2002. At October 31, 2002, the Company was in compliance with all covenants contained in the Note Purchase Agreements.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $28,000,000 (reduced to $27,000,000 upon completion of the Lebanon, Tennessee mortgage borrowing described below), subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2002, the prime rate was 4.75 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. The Company had borrowed $13,111,000 under the revolving line of credit at October 31, 2002, $10,000,000 of which was used to reduce debt outstanding to other financial institutions under the Prior Term Loans and $700,000 under the Prior Credit Agreement (see below). The Company's policy is to classify borrowings under the revolving line of credit as long-term debt, as the Company has the ability and the intent to maintain this obligation for longer than one year. In addition, $5,815,000 was drawn under the agreement as letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings, property taxes and insurance premiums. The Loan Agreement replaced a three-year secured credit agreement with a bank which had provided a revolving line of credit of $8,000,000 ("Prior Credit Agreement") and a loan with a principal balance of $700,000. The early extinguishment of the Prior Credit Agreement resulted in an extraordinary loss of $133,000 ($79,000, net of tax). The Loan Agreement also provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2002, the amount of such restricted cash was $738,000. Cash required for operations is provided by draw-downs on the line of credit. At October 31, 2002, the Company was not in compliance with one covenant under the Loan Agreement. The Company has received a waiver of such non-compliance and an amendment of the covenant to levels that the Company believes should be attainable.

On April 26, 2002 Midwesco Filter Resources, Inc. ("Midwesco Filter") borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the holders of the Notes due 2007 and the Notes due 2008 and the Bank. The notes each bear interest at 7.10 percent with a combined monthly payment of $40,235 for both principal and interest, and the loans' amortization schedules and terms are each ten years.

On July 31, 2002 Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. $1,000,000 of the proceeds was used for a required payment of amounts borrowed under the Loan Agreement with the remaining proceeds used to repay amounts borrowed under the Note Purchase Agreements. The loan bears interest at 7.75 percent with monthly payments of $21,001 for both principal and interest, and has a ten year term.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount includes the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52 percent with monthly payments of $18,507 for both principal and interest and the term of the loan is ten years with an amortization schedule of 25 years. At the date of purchase, the remaining term of the loan was 7.25 years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK), approximately $425,000 at the prevailing exchange rate at the time of the transaction, to complete the permanent financing of the acquisition of Nordic Air A/S. The loan bears interest at 6.22 percent and has a term of five years.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at
6.76 percent with monthly payments of $9,682 for both principal and interest and the term of the loan is ten years with an amortization schedule of 25 years.

On June 1, 1998, the Company obtained two loans from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). The first loan in the amount of 4,500,000 DKK (approximately $650,000 at the prevailing exchange rate at the time of the transaction) is secured by the land and building of Boe-Therm, bears interest at 6.48 percent and has a term of twenty years. The second loan in the amount of 2,750,000 DKK (approximately $400,000 at the prevailing exchange rate at the time of the transaction) is secured by the machinery and equipment of Boe-Therm, bears interest at 5.80 percent and has a term of five years. A third loan in the amount of 850,000 DKK (approximately $134,000 at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at
6.1 percent and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

On September 14, 1995, Midwesco Filter Resources, Inc. in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe, Inc. in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates five percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company utilized $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

The Company also has short-term credit arrangements utilized by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At October 31, 2002, borrowings under these credit arrangements totaled $449,000; an additional $521,000 remained unused. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various European trade activities and contracts.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended October 31, 2002, compared with $124,000 or $0.03 per share and $370,000 or $0.08 per share for the comparable periods of the prior year. Goodwill, without additional acquisitions or amortizations, may change from quarter to quarter due to effects of foreign exchange translations on foreign goodwill. On an annual basis and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial transitional impairment test, which uses a fair value methodology. Based on the results of step one of the Company's transitional impairment test, the Company has identified potential impairment of goodwill in all three of its reporting units. The Company has retained professional valuation consultants to review and/or revise its step one analysis and to perform step two testing when indicated.

Step two of the transitional impairment test, in which the magnitude of any goodwill impairment will be determined, must be completed by the filing of the January 31, 2003 10-K, and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle. Initial quantification of the impairment test, which may vary from the final quantification, indicates that the amount of the write down could be up to 100% of the Company's approximately $14,000,000 of goodwill and related intangible assets. None of the covenants with the Company's lenders will be affected by any transition-year impairment write-down that might be required.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at October 31, 2002 or January 31, 2002.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

                    (a) Exhibit 1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Michael D. Bennett

                    (b) Exhibit 2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - David Unger

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MFRI, INC.


Date:  December 16, 2002                /s/ David Unger
                                        ----------------------------------------
                                        David Unger
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  December 16, 2002                /s/ Michael D. Bennett
                                        ----------------------------------------
                                        Michael D. Bennett
                                        Vice President, Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's Auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's Auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     December 16, 2002



     /s/ Michael D. Bennett
     -----------------------------------------
     Michael D. Bennett
     Vice President Chief Financial Officer
     (Principal Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's Auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's Auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     December 16, 2002



     /s/ David Unger
     -----------------------------------------
     David Unger
     President and Chief Executive Officer
     (Principal Executive Officer)