Form 10-K
period 2003-01-31
MFRI INC
filed 2003-05-14
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   __________

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 2003

                                       OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b). Yes/ / No /x/

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $7,435,000 based on the closing sale price of $2.060 per share as reported on the NASDAQ National Market on July 31, 2002.

     The number of shares of the registrant's common stock outstanding at March 31, 2003 was 4,922,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document of the registrant are incorporated herein by reference:

                  Document                                     Part of Form 10-K
                  --------                                     -----------------
Proxy Statement for the 2003 annual meeting of                         III
stockholders

FORM 10-K CONTENTS
JANUARY 31, 2003



Item                                                                      Page
--------------------------------------------------------------------------------

Part I:

1.   Business                                                                  1
     Company Profile                                                           1
     Filtration Products                                                       1
     Piping Systems                                                            4
     Industrial Process Cooling Equipment                                      7
     Employees                                                                10
     Executive Officers of the Registrant                                     11
2.   Properties                                                               12
3.   Legal Proceedings                                                        13
4.   Submission of Matters to a Vote of Security Holders                      13


Part II:

5.   Market for Registrant's Common Equity and Related Stockholder Matters    13
6.   Selected Financial Data                                                  13
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              14
7A.  Quantitative and Qualitative Disclosures About Market Risk               24
8.   Financial Statements and Supplementary Data                              25
9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               25


Part III:

10.  Directors and Executive Officers of the Registrant                       25
11.  Executive Compensation                                                   25
12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                        25
13.  Certain Relationships and Related Transactions                           25
14.  Controls and Procedures                                                  25


Part IV:

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          26


Signatures                                                                    52
Certifications                                                                59
--------------------------------------------------------------------------------

                                     PART I


Item 1.  BUSINESS

Company Profile

MFRI, Inc. ("MFRI" or the "Company") is a holding company which has subsidiaries engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment.

The Company's filtration products business (the "Filtration Products Business") is conducted by Midwesco Filter Resources, Inc. ("Midwesco Filter"). Perma-Pipe, Inc. ("Perma-Pipe") conducts the piping systems business (the "Piping Systems Business"). The industrial process cooling equipment business (the "Industrial Process Cooling Equipment Business") is conducted by Thermal Care, Inc. ("Thermal Care"). Midwesco Filter, Perma-Pipe and Thermal Care are wholly owned subsidiaries of MFRI. As used herein, unless the context otherwise requires, the term "Company" includes MFRI and its subsidiaries, Midwesco Filter, Perma-Pipe, Thermal Care, and their respective predecessors and subsidiaries.

Midwesco Filter manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. Air filtration systems are used in many industries in the United States and abroad to limit particulate emissions, primarily to comply with environmental regulations. Midwesco Filter markets air-filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement.

Perma-Pipe engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. Perma-Pipe's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. Perma-Pipe's leak detection and location systems are sold as part of many of its piping systems products and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Thermal Care engineers, designs and manufactures industrial process cooling equipment, including liquid chillers, mold temperature controllers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications.

Additional information with respect to the Company's lines of business is included in the following discussions of the separate business segments and in the financial statements and related notes thereto.

Filtration Products Business

Air Filtration and Particulate Collection Systems. Air filtration and particulate collection systems have been used for over 55 years in many industrial applications. However, the enactment of federal and state legislation and related regulations and enforcement have increased the demand for air-filtration and particulate-collection systems by requiring industry to meet primary and secondary ambient air quality standards for specific pollutants, including particulate. In certain manufacturing applications, particulate collection systems are an integral part of the production process. Examples of such applications include the production of cement, carbon black and industrial absorbents.

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

Scrubbers are used for flue gas desulphurization, odor control, acid gas neutralization and particulate collection. They operate by bringing gases into contact with water or chemicals and are sometimes used in combination with baghouses or electrostatic precipitators.

Mechanical collectors are used to remove relatively large particles from air streams. They are frequently used in association with other systems as a pre-screening device.

Because air pollution control equipment represents a substantial capital investment, such systems usually remain in service for the entire life of the plant in which they are installed. A baghouse can last up to 30 years and is typically rebagged six to eight times during its useful life. The useful life of a cartridge collector is 10 to 20 years, with five to ten cartridge changes during its useful life. Although reliable industry statistics do not exist, the Company believes there are more than 26,000 locations in the United States presently using baghouses and/or cartridge collectors, many of which have multiple pieces of such equipment.

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

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. These include sonic horns to supplement the removal of particulate from filter bags and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company currently manufactures wire cages and purchases all other filter-related products and accessories for resale. The Company holds the exclusive North American marketing rights to a Korean-manufactured line of solenoids, valves and timers used in conjunction with pulsejet collectors. The Company also provides maintenance services, consisting primarily of air-filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, maintenance services and leak detection account for approximately 13 percent of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at reduced margins. In the fiscal year ended January 31, 2003, no customer accounted for 10 percent or more of net sales of the Company's filtration products and services.

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

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were approximately 7 percent of the domestic filtration company's product sales during the year ended January 31, 2003, were about the same level as the previous year. Nordic Air Filtration A/S, a wholly owned subsidiary of the Company located in Nakskov, Denmark, manufactures and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry(R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

Backlog. As of January 31, 2003, the dollar amount of backlog (uncompleted firm orders) for filtration products was $11,781,000. As of January 31, 2002, the amount of backlog was $10,518,000. Approximately $2,200,000 of the backlog as of January 31, 2003 is not expected to be completed in 2003.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube(R) products and other woven, felted, spun bond and cellulose media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes that supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers. Nevertheless, the Company has implemented an aggressive program to limit inventory to the minimum levels compatible with meeting customer needs.

The manufacturing processes for filtration products include proprietary computer-controlled systems for measuring, cutting, pleating, tubing and marking media. The Company also operates specialized knitting machines and proprietary fabric stabilization equipment to produce the Seamless Tube(R) product. Skilled sewing machine operators perform the finish assembly work on each filter bag using both standard sewing equipment and specialized machines developed by or for the Company. The manufacturing process for pleated filter elements involves the assembly of metal and, sometimes, plastic end components, filtration media and support hardware.

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

The Company believes price, service and quality are the most important competitive factors in its Filtration Products Business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional effort is required by a competitor to market products to such a customer. In certain applications, the Company's proprietary Seamless Tube(R) product and customer support provide the Company with a competitive advantage. Certain competitors of the Company may have a competitive advantage because of proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and/or greater vertical integration.

Government Regulation. The Company's Filtration Products Business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those issued by the U.S. Environmental Protection Agency ("U.S. EPA") under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments"). Although the Company can provide no assurances about what ultimate effect, if any, the Clean Air Act Amendments will have on the Filtration Products Business, the Company believes the Clean Air Act Amendments are likely to have a positive long-term effect on demand for its filtration products and services. The U.S. Supreme Court decision upholding the right of the U.S. EPA to reduce the minimum size of particulates regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on demand for the Company's filtration products in future years.

Piping Systems Business

Products and Services. The Company engineers, designs and manufactures specialty piping systems and leak detection and location systems. The Company's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products,
(ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold as part of many of its piping systems, and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

The Company's oil and gas flow lines are designed to transport crude oil or natural gas from the well head, either on land or on the ocean floor, to the gathering point. Long lines for oil and mineral transportation are used for solution mining and long line transportation of heated hydrocarbons or other substances. These piping systems consist of a carrier pipe made of steel, usually supplied by the customer; insulation made of polyurethane; jackets made of high density polyurethane or polyethylene and sometimes a steel outer pipe, also usually supplied by the customer.

The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor, which uses proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a sub floor), and employs a patented digital mapping technique to plot pulse reflections to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable in a monitored cable string of up to fifteen miles in length and is able to determine the location of the wetted cable within five feet. Once wetted cable is detected, the microprocessor uses the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone or internet connections. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; and Frankfurt and Hamburg, Germany. They are also used in facilities used for mission-critical operations such as those operated by web hosts, application service providers and internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the above-referenced types of specialty piping systems that manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom-fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country. In the fiscal year ended January 31, 2003, no single customer accounted for more than 10 percent of the net sales of the Company's piping systems.

The Company's leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas, and tunnels. They are also used for water detection by internet service providers, application service providers, and web hosts, as well as financial, telecommunication and other electronic service companies. The Company's district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals, industrial locations and college campuses. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and/or heat loss. The primary users of the Company's insulated flow lines are the major oil companies, gas companies and other providers of mineral resources.

Marketing. The customer base for the Company's piping systems products is industrially and geographically diverse. The Company employs a national sales manager and regional sales managers who use and assist a network of approximately 85 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.

Patents, Trademarks and Approvals. The Company owns several patents covering the features of its piping and electronic leak detection systems, which expire commencing in 2006. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communications Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company owns numerous trademarks connected with its piping systems business. In addition to Perma-Pipe(R), the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard(R), Double-Pipe(R), Double-Quik(R), Escon-A(R), Ferro-Shield(R), FluidWatch(R), Galva-Gard(R), Hi Gard(R), Poly-Therm(R), Pal-AT(R), Ric-Wil(R), Ric-Wil Dual Gard(R), Stereo-Heat(R), Safe-T-Gard(R), Therm-O-Seal(R), Uniline(R), LiquidWatch(R), TankWatch(R), PalCom(R), Xtru-therm(R), Ultra-Pipe(R), PEX-GARD(R), and ULTRA-THERM(R). The Company also owns United Kingdom trademarks for Poly-Therm(R), Perma-Pipe(R) and Ric-Wil(R), and a Canadian trademark for Ric-Wil(R).

Backlog. As of January 31, 2003, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $15,063,000, substantially all of which is expected to be completed in 2003. As of January 31, 2002, the amount of backlog was $14,393,000.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping systems products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyols, isocyanate, polyester resin, polyethylene and fiberglass, mostly purchased in bulk quantities. Although such materials are generally readily available, there may be instances when any of these materials could be in short supply. The Company believes supplies of such materials are adequate to meet current demand.

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

The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass-reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam and protective jacket application, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes bulk resins, chemicals and various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation, statistical process control, and nondestructive testing protocols.

Competition. The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc., as well as numerous regional competitors. The Company's secondary containment piping systems face a wide range of competitors in the district heating and cooling market, including Asahi/America and GF Plastics
Systems. The Company's oil and gas gathering flow lines face worldwide competition, including Bredero-Price, a subsidiary of Shaw Industries, Inc.; Balmoral of UK; and Logstor Rohr of Denmark. In addition to factory-fabricated systems of the type sold by the Company, the Company competes with district heating and cooling systems and secondary containment systems manufactured on the job site by contractors and sellers of component parts of systems. Products competitive with the Company's leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek Division of Raychem, a subsidiary of Tyco Industries; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp.; and (3) probe systems manufactured by Redjacket, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in the Company's Piping Systems Business. The Company believes it has a more comprehensive line of piping systems products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing a limited range of products. Some of the Company's competitors have greater financial resources than the Company.

Government Regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems is driven primarily by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of certain fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for Hydrocarbon Airborne Particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes they may increase the demand for its piping systems products.

Industrial Process Cooling Equipment Business

Products and Services. The Company engineers, designs and manufactures coolers for industrial purposes. The Company's cooling products include: (i) chillers (portable and central); (ii) cooling towers; (iii) plant circulating assemblies;
(iv) hot  water,  hot  oil,  and  negative  pressure  temperature   controllers;
(v) water treatment equipment and various other accessories; (vi) specialty cooling devices for printing presses and ink management; and (vii) replacement parts and accessories relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The Company combines chillers and/or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems and their computerized controls according to customer specifications.

The principal markets for the Company's cooling products are the thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and machine tool industries.

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

The Company believes that it manufactures the most complete line of chillers available in its primary markets. The Company's line of portable chillers is available from 1/2 horsepower to 40 horsepower. It incorporates a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price.

Central chillers are used for plant-wide cooling and, while some models incorporate their own pump and tank, most are sold with separate pumping systems that are usually attached to reservoirs. The Company is currently the only manufacturer that offers several types of central water-cooled chillers. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water-to-refrigerant) are used in the chiller. These chillers also use uniquely programmed logic controller controls capable of handling either the chillers only or they can be programmed to handle the entire plant cooling system based on customer-plant demand. The Company believes that the ability to offer these chiller systems provides it with a unique, total cooling approach concept sales advantage. The Company's central chillers are available from 10 horsepower to 200 horsepower per module.

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

Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that use alarms and other electrical options. Thus, the Company can provide a plant circulating system which is unique and customized to meet the individual customer's needs. These plant circulating systems are used as an integral part of central tower and chiller systems. This product line was expanded in 1996 with the introduction of stainless steel and/or fiberglass reinforced polyester tanks.

Temperature Control Units. Most of the Company's temperature control units are used by injection molders of plastic parts and by printing companies. They are designed to remove heat from the molds for the purpose of improving part quality. More than 90 percent of the temperature control units sold in the industry are water units, while the remaining units use oil as the heat transfer medium. Boe-Therm A/S ("Boe-Therm"), a wholly owned Danish subsidiary of the Company, manufactures a complete line of temperature control units, including oil units and negative pressure units. The Company markets Boe-Therm's oil and negative pressure units in the United States under its own name.

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

Ink Products. Ink products are products sold specifically for the proper temperature control and distribution of the ink and cooling solutions used by printing companies. These include printers of large newspapers, magazines, forms, etc.

Parts. The Company strives to fill parts orders within 24 hours and sells parts at competitive margins in order to serve existing customers and to enhance new equipment sales.

Marketing. In general, the Company sells its cooling products in the domestic and international thermoplastics and printing markets as well as to manufacturers of digital video discs ("DVDs") and other non-plastics industries that require specialized heat transfer equipment.

Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business.

There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is over $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences cyclical economic activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that it will be able to maintain current market share, with potential to increase its market share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive-territory basis. Seventeen agencies are responsible for covering the United States and are supported by three regional managers employed by the Company.

Sales of the Company's cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. The Company believes that it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors and consultants managed by a regional manager.

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

Trademarks. The Company has registered the trademarks Thermal Care(R), AWS(R) and Applied Web Systems(R).

Backlog. As of January 31, 2003, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $3,521,000, substantially all of which is expected to be completed in 2003. As of January 31, 2002, the amount of backlog was $3,548,000.

Raw Materials and Manufacturing. The Company's domestic production and inventory storage facility occupies approximately 88,000 square feet. The plant layout is designed to facilitate movement through multiple work centers. The Company uses an enterprise resource planning system installed in 2001 to support its sales, manufacturing production, inventory, customer relations and accounting operations. The status of a customer order at any given moment can be determined through the system.

The Company uses prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. The production line is self-contained to reduce handling required to assemble, wire, test, and crate the units for shipment.

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

We believe that the Company's access to sheet metal, subassemblies, fiberglass and hardware components is adequate.

The FC towers are designed and engineered by the Company. Two different cabinet sizes of the FC tower account for eight different model variations. All FC cooling towers are assembled at the Company's Niles facility.

The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers' specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of the steel tanks are coated with an immersion service epoxy and the exterior is painted in a spray booth. The Company also sells a fiberglass tank for nonferrous applications.

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

Competition. The Company believes that there are about 15 competitors selling cooling equipment in the domestic plastics market. The Company further believes that three manufacturers, including the Company, collectively share approximately 75 percent of the domestic plastics cooling equipment market. Many international customers, with relatively small cooling needs, are able to purchase small refrigeration units (portable chillers) that are manufactured in their respective local markets at prices below that which the Company can offer due to issues such as freight cost and customs duties. However, such local manufacturers often lack the technology and products needed for plant-wide cooling systems. The Company believes that its reputation for producing quality plant-wide cooling products results in a significant portion of the Company's business in this area.

The Company believes that price, quality, service and a comprehensive product line are the key competitive factors in its Industrial Process Cooling Equipment Business. The Company believes that it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing in non-union shops and offering a limited range of products. Some of the Company's competitors may have greater financial resources than the Company.

Government Regulation. The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company's competitive position. Management is not aware of the need for any material capital expenditures for environmental control facilities for the foreseeable future. Regulations, promulgated under the Federal Clean Air Act, prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Clean Air Act and related laws on the Company.

Employees

As of March 31, 2003, the Company had 708 full-time employees, 77 of whom were engaged in sales and marketing, 184 of whom were engaged in management, engineering and administration, and the remainder of 447 was engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2003. Most of the production employees of the Company's Industrial Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States (UAJAPPI) and the International Brotherhood of Electrical Workers Union (IBEW). The collective bargaining agreement for UAJAPPI is scheduled to expire on June 1, 2003, but will automatically continue to be in effect until terminated. The collective bargaining agreement for IBEW expires on May 31, 2004. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee, with the Metal Trades Division of UAJAPPI expires in March 2004.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of the Company as of March 31, 2003:

                                                                      Executive Officer of
                                                                       the Company or its
                     Age            Position                           Predecessors Since
-------------------  ---  ----------------------------------------    ---------------------
David Unger           68  Chairman of the Board of Directors,                 1972
                            President and Chief Executive Officer
Henry M. Mautner      76  Vice Chairman of the Board of Directors             1972
Bradley E. Mautner    47  Executive Vice President and Director               1994
Gene K. Ogilvie       63  Vice President and Director                         1969
Fati A. Elgendy       54  Vice President and Director                         1990
Don Gruenberg         60  Vice President and Director                         1980
Michael D. Bennett    58  Vice President, Chief Financial Officer,            1989
                            Secretary and Treasurer
Thomas A. Benson      49  Vice President                                      1988
Billy E. Ervin        57  Vice President                                      1986
Robert A. Maffei      54  Vice President                                      1987
Herbert J. Sturm      52  Vice President                                      1977

All of the officers serve at the discretion of the Board of Directors.

David Unger has been employed by the Company and its predecessors in various executive and administrative capacities since 1958, served as President of Midwesco, Inc. from 1972 through January 1994 and was Vice President from February 1994 through December 1996. He was a director of Midwesco, Inc. from 1972 through December 1996, and served that company in various executive and administrative capacities from 1958 until the consummation of the merger of Midwesco, Inc. into MFRI, Inc. (the "Midwesco Merger"). He is a director of the company formed to succeed to the non-Thermal Care businesses of Midwesco, Inc.

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

Bradley E. Mautner has served as Executive Vice President of the Company since December 2002, was Vice President of the Company from December 1996 to December 2002 and has been a director of the Company since 1995. From 1994 to the consummation of the Midwesco Merger, he served as President of Midwesco, Inc. and since December 30, 1996 he has served as President of the company formed to succeed to the non-Thermal Care businesses of Midwesco, Inc. Bradley E. Mautner is the son of Henry M. Mautner.

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

Item 2.  PROPERTIES

The Company's Filtration Products Business has three production facilities. The Winchester, Virginia facility has a total area of 164,500 square feet and is located on 15 acres in Winchester, Virginia. The building occupied by TDC Filter Manufacturing has a total area of 130,700 square feet and is located in Cicero, Illinois. The Company currently leases a 22,800 square foot facility in Nakskov, Denmark and has under construction a 48,900 square-foot facility on a 3.5-acre site, also in Nakskov, that is scheduled for completion in June 2003. The Company owns the land and buildings in Winchester, Virginia and Cicero, Illinois and will own, upon occupancy in June 2003, the land and buildings in Nakskov, Denmark.

The production facilities for the Company's piping systems products are located in Lebanon, Tennessee and New Iberia, Louisiana. The Lebanon facility is located on approximately 24 acres and is housed in five buildings totaling 152,000 square feet, which contain manufacturing, warehouse and office facilities, as well as a quality assurance laboratory. The Company owns the buildings and the land for the Tennessee facility. The New Iberia production facility is comprised of two buildings with a total area of 12,000 square feet, which contain automated manufacturing and warehouse facilities. In September 2000, the Company purchased the buildings and signed a long-term lease for the land, which lease expires in 2017.

The Company's principal executive offices and the production facilities for the Company's Industrial Process Cooling Equipment Business are located in a 131,000 square foot building on 8.1 acres in Niles, Illinois, which building and land are owned by the Company. The Industrial Process Cooling Equipment Business uses approximately 88,000 square feet of this facility for production and offices. The Industrial Process Cooling Equipment Business also has a 20,000 square foot manufacturing and office facility in Assens, Denmark, which was purchased as part of the Boe-Therm acquisition in June 1998.

The Company believes its properties and equipment are well maintained and in good operating condition and that productive capacities will generally be adequate for present and currently anticipated needs.

Compliance with environmental regulations by the Company in its manufacturing operations has not had, and is not anticipated to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sale prices as reported by the Nasdaq National Market for 2001 and for 2002.

                                  2001                        High          Low

 First Quarter..........................................     $2.94         $2.28
 Second Quarter.........................................      3.60          2.40
 Third Quarter..........................................      3.35          2.60
 Fourth Quarter.........................................      3.42          2.88


                                  2002                        High          Low

 First Quarter..........................................     $3.50         $2.90
 Second Quarter.........................................      3.22          1.92
 Third Quarter..........................................      2.35          1.66
 Fourth Quarter.........................................      1.80          1.50

As of January 31, 2003, there were approximately 100 stockholders of record.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2002, 2001, 2000, 1999 and 1998 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                                       2002        2001        2000        1999        1998
(In thousands, except per share information)                        Fiscal Year ended January 31,
                                                     --------------------------------------------------------
                                                       2003        2002        2001        2000        1999
                                                     --------    --------    --------    --------    --------
Statements of Operations Data:
Net sales                                            $122,897    $125,534    $149,533    $137,170    $121,960
Income from operations                                    993       2,172       4,920       6,980       3,831
Income (loss) before extraordinary items and
  cumulative effect of accounting change                 (745)       (374)      1,126       2,401         336
Net income (loss)                                     (11,528)       (374)      1,126       2,401         336
Net income (loss) per share - basic                     (2.34)      (0.08)       0.23        0.49        0.07
Net income (loss) per share - diluted                   (2.34)      (0.08)       0.23        0.49        0.07

(In thousands)                                                            As of January 31,
                                                     --------------------------------------------------------
                                                       2003        2002        2001        2000        1999
                                                     --------    --------    --------    --------    --------
Balance Sheet Data:
Total assets                                         $ 78,976    $ 92,529    $104,785    $ 97,776    $ 97,619
Long-term debt(excluding capital leases), less
  current portion                                      29,195      20,883      36,073      31,357      33,924
Capitalized leases, less current portion                   66         217         348       2,398       2,368

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained elsewhere in this annual report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans" and "likely" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

The Company's fiscal year ends on January 31. Years described as 2002, 2001 and 2000 are the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Balances described as balances as of 2002 and 2001 are balances as of January 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

MFRI, Inc.

2002 Compared to 2001

Net sales of  $122,897,000  in 2002  decreased 2.1% from  $125,534,000  in 2001.
Sales declined in the Filtration Products and the Piping Systems businesses due to the weak economy and loss of sales from Perma-Pipe Services Limited ("PPSL"), a European subsidiary that was sold in 2001, which was partially offset by increased sales from the newly-acquired product line associated with the purchase of a business by acquiring specified assets and assuming specified liabilities by the Industrial Process Cooling Equipment business. Gross profit of $26,940,000 in 2002 increased 2.3% from $26,332,000 in 2001. Gross margin increased to 21.9 percent of net sales in 2002 from 21.0 percent in 2001. Overall gross margin improved, primarily the result of Thermal Care's product mix due to the addition of a new product line and improved manufacturing efficiencies in Perma-Pipe, partially offset by competitive pricing pressures and the unfavorable effect of spreading fixed manufacturing costs over lower production volumes.

Selling, general and administrative expenses increased 7.4% to $25,947,000 in 2002 from $24,160,000 in 2001 primarily due to additional sales, engineering and administrative people associated with the newly-acquired product line (approximately $300,000), increase in outside professional services, bank fees (approximately ($100,000) and loan cost amortization (approximately $125,000) from the debt restructuring and increased legal and settlement costs mostly related to a warranty claim and a patent dispute (aproximately $800,000), which were partially offset by the elimination of expenses related to PPSL and by cost-reduction measures that were implemented in the second half of 2001.

Loss before extraordinary items and cumulative effect of an accounting change was $745,000 or $0.15 per common share, compared with a net loss of $374,000 or $0.08 per common share in 2001. This loss is due to decreased sales and increased selling, general and administrative expenses.

The 2002 net loss of $11,528,000 or $2.34 per common share is mainly the result of an adjustment for a write-off of impaired goodwill and the operating results described above. In February 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which requires that goodwill be analyzed for impairment on an annual basis. The Company's analysis of its goodwill in 2002 resulted in a loss on impairment of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000.

2001 Compared to 2000

Net sales of  $125,534,000  in 2001 decreased  16.0% from  $149,533,000 in 2000.
Sales declined in all business segments due to the economic recession. Gross profit of $26,332,000 in 2001 decreased 18.0% from $32,121,000 in 2000. Gross margin decreased slightly to 21.0 percent of net sales in 2001 from 21.5 percent in 2000. Overall gross profit in all business segments was adversely impacted by lower sales, partially offset by gross margin increase in the Piping Systems Business due to improved plant efficiency and favorable product mix.

Selling, general and administrative expenses decreased 11.2% to $24,160,000 in 2001 from $27,201,000 in 2000 primarily due to lower sales commissions and cost reduction measures that were implemented during 2001.

The 2001 net loss of $374,000 or $0.08 per common share was a decrease of 133% from a net income of $1,126,000 or $0.23 per common share in 2000 mainly due to decreased gross profit as discussed above and $204,000 loss on the divestiture of PPSL.

The Company's operating results by segment are discussed in more detail below.

Filtration Products Business

The Company's Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 2002, the average order amount was approximately $3,519. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 2002, 2001 and 2000, no customer accounted for 10 percent or more of the net sales of the Company's filtration products and services.

The Company's Filtration Products Business, to a large extent, is dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurances as to what ultimate effect, if any, the Clean Air Act Amendments will have on the Company's Filtration Products Business, the Company believes that the Clean Air Act Amendments are likely to have a long-term positive effect on demand for the Company's filtration products and services.

------------------------------------------------------------------------------------------
Filtration Products Business
----------------------------
                                                                           % Increase
(In thousands)                                                              (Decrease)
                                                                        ------------------
                                            2002      2001      2000      2002      2001
                                          --------  --------  --------  --------  --------
Net sales                                  $53,174   $54,434   $64,950    (2.3%)   (16.2%)

Gross profit                                 9,498    10,063    11,844    (5.6%)   (15.0%)
  As a percentage of net sales               17.9%     18.5%     18.2%

Income from operations                         400     2,168     3,026   (81.5%)   (28.4%)
  As a percentage of net sales                0.8%      4.0%      4.7%

------------------------------------------------------------------------------------------

2002 Compared to 2001

Net sales  decreased 2.3% to $53,174,000 in 2002 from  $54,434,000 in 2001. This decrease is the result of lower sales in fabric filter elements and the products and services related to collection systems, partially offset by significant growth in pleated filter element sales, particularly in the international market.

Gross profit as a percent of net sales  decreased to 17.9% in 2002 from 18.5% in
2001,  due  to  continuing   competitive   pricing  pressure  and  manufacturing
inefficiencies caused by the sales volume decline.

Selling expense increased to $5,598,000 or 10.5% of net sales in 2002 from $4,865,000 or 8.9% of net sales in 2001. The dollar and percentage increases are primarily due to aggressive marketing programs that did not generate the expected sales volume.

General and administrative expense increased from $3,030,000 or 5.6 percent of net sales in 2001 to $3,500,000 or 6.6 percent of net sales in 2002, primarily due to legal expenses associated with a patent-infringement suit that has been settled and a warranty claim dispute (approximately $800,000), partially offset by cost-reduction measures that were implemented in the second half of 2001.

2001 Compared to 2000

Net sales decreased 16.2% to $54,434,000 in 2001 from  $64,950,000 in 2000. This decrease is the result of lower sales in all product categories, particularly in fabric filter elements in the domestic market, where we believe the market experienced a decline of 20% to 30%.

Gross profit as a percent of net sales increased to 18.5% in 2001 from 18.2% in 2000, but remains historically depressed due to continuing competitive pricing pressure and manufacturing inefficiencies caused by the volume decline.

Selling expense in 2001 decreased to $4,865,000 from $5,396,000 in 2000, but increased from 8.3 percent of net sales in 2000 to 8.9 percent of net sales in 2001. The dollar decrease is primarily due to lower sales-volume-related selling expenses.

General and administrative expense decreased from $3,422,000 or 5.3 percent of net sales in 2000 to $3,030,000 or 5.6 percent of net sales in 2001, primarily due to cost reduction measures.

Piping Systems Business

Generally, the Company's leak detection and location systems have higher profit margins than its district heating and cooling ("DHC") piping systems and secondary containment piping systems. The Company has benefited from continuing efforts to have its leak detection and location systems included as part of the customers' original specifications for construction projects.

Although demand for the Company's secondary containment piping systems is generally affected by the customer's need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 2002, 2001 and 2000, no customer accounted for 10 percent or more of net sales of the Company's Piping Systems Business.

The Company's Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 2002 was approximately $38,000. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country.

------------------------------------------------------------------------------------------
Piping Systems Business
-----------------------
                                                                           % Increase
(In thousands)                                                              (Decrease)
                                                                        ------------------
                                            2002      2001      2000      2002      2001
                                          --------  --------  --------  --------  --------
Net sales                                  $44,037   $49,417   $54,809    (10.9%)    (9.8%)

Gross profit                                10,187    10,208    10,784     (0.2%)    (5.3%)
  As a percentage of net sales               23.1%     20.7%     19.7%

Income from operations                       4,321     3,347     3,085     29.1%      8.5%
  As a percentage of net sales                9.8%      6.8%      5.6%

------------------------------------------------------------------------------------------

2002 Compared to 2001

Net sales  decreased  10.9% to  $44,037,000  in 2002 from  $49,417,000  in 2001, mainly due to a decrease in DHC business, a sale of $2,000,000 for a high-temperature oil-recovery project in Canada in 2001, and the loss of sales of $1,766,000 from PPSL, a subsidiary that was sold in 2001.

Gross profit as a percent of net sales increased from 20.7% in 2001 to 23.1% in 2002, mainly as a result of improved manufacturing efficiencies and elimination of lower-margin sales generated by PPSL in 2001.

Selling expense decreased from $1,849,000 in 2001 to $1,430,000 in 2002, primarily due to the decrease in sales-volume-related expenses, cost-sharing with a joint venture for oil and gas and a decrease in selling expense by $105,000 for PPSL. Selling expense as a percent of net sales decreased from 3.7% in 2001 to 3.2% in 2002.

General and administrative expense decreased from $5,012,000 or 10.1 percent of net sales in 2001 to $4,435,000 or 10.1 percent of net sales in 2002. The dollar decrease is mainly due to the elimination of expenses related to PPSL, partially offset by higher legal expense.

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

Selling expense decreased from $2,858,000 in 2000 to $1,849,000 in 2001, primarily due to the decrease in sales-volume-related expenses and eliminated selling expenses by $716,000 for SZE Hagenuk GmbH. Selling expense as a percent of net sales decreased from 5.2% in 2000 to 3.7% in 2001.

General and administrative expense increased from $4,841,000 or 8.8 percent of net sales in 2000 to $5,012,000 or 10.1 percent of net sales in 2001. The increase is mainly due to increases in executive incentives and legal expense, partially offset by eliminated expenses in 2001 due to the sale of SZE Hagenuk GmbH in 2000.

Industrial Process Cooling Equipment Business

The Company's Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 2002, the average order amount was approximately $3,632. Large orders are generally highly competitive and result in lower profit margins. In 2002 and in 2001, no customer accounted for 10 percent or more of net sales of the Cooling Equipment Business. In 2000, sales to Teradyne Inc. were $3,386,000, or 11.4 percent of net sales of the Cooling Equipment Business. In 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities, resulting in a new product line to broaden the industry penetration. This new product line complements the Cooling Equipment Business and resulted in sales growth in 2002 over 2001.

------------------------------------------------------------------------------------------
Industrial Process Cooling Equipment Business
---------------------------------------------
                                                                           % Increase
(In thousands)                                                              (Decrease)
                                                                        ------------------
                                            2002      2001      2000      2002      2001
                                          --------  --------  --------  --------  --------
Net sales                                  $25,686   $21,683   $29,774     18.5%    (27.2%)

Gross profit                                 7,255     6,061     9,493     19.7%    (36.1%)
  As a percentage of net sales               28.2%     28.0%     31.9%

Income from operations                         702       627     2,995     12.0%    (79.1%)
  As a percentage of net sales                2.7%      2.9%     10.1%

-------------------------------------------------------------------------------------------

2002 Compared to 2001

Net sales increased  18.5% from  $21,683,000 in 2001 to $25,686,000 in 2002. The increase is due to sales from the product line associated with the purchase of a business by acquiring specified assets and assuming specified liabilities, and increased demand for temperature control and chiller products.

Gross profit as a percentage of net sales increased to 28.2% in 2002 from 28.0% in 2001, primarily due to the newly acquired product line.

Selling expense increased from $3,061,000 in 2001 to $3,418,000 in 2002, but decreased as a percent of net sales from 14.1% in 2001 to 13.3% in 2002. The increased spending is due to higher commissions expense based on sales volume and additional sales people (approximately $150,000) associated with the newly acquired product line.

General and administrative expense increased from $2,372,000 or 10.9% of net sales in 2001 to $3,136,000 or 12.2% of net sales in 2002. The increase is due to expenses associated with implementation of a new enterprise resource planning system that was installed in late 2001 and additional administrative and engineering people (approximately $150,000) associated with the newly acquired product line.

2001 Compared to 2000

Net sales decreased  27.2% from  $29,774,000 in 2000 to $21,683,000 in 2001. The decrease resulted from the economic recession in 2001.

Gross profit as a percentage of net sales decreased to 28.0% in 2001 from 31.9% in 2000, primarily due to product mix.

Selling expense decreased from $3,821,000 in 2000 to $3,061,000 in 2001, but increased as a percent of net sales from 12.8% in 2000 to 14.1% in 2001. The dollar decrease is due to a reduction in commissions due to lower sales volume and a decrease in advertising.

General and administrative expense decreased from $2,677,000 in 2000 to $2,372,000 in 2001. The decrease is due to staff reduction and related costs as well as a one-time settlement charge from a product liability claim in 2000. General and administrative expense as a percent of net sales increased to 10.9% in 2001 from 9.0% in 2000, mainly due to lower sales.

General Corporate Expense

General corporate expense includes general and administrative expense not allocated to business segments and interest expense.

2002 Compared to 2001

General corporate expense not allocated to business segments increased 11.6% from $3,970,000 in 2001 to $4,430,000 in 2002, primarily due to increased outside professional services, bank fees (approximately $100,000) and loan cost amortization (approximately $125,000) from debt restructuring. These were partially offset by decreases in goodwill amortization, management incentives, building repairs and maintenance.

Interest expense decreased 19.0% from $2,600,000 in 2001 to $2,107,000 in 2002 due to a reduction of net borrowings by $6,804,000 in the fourth quarter of 2001 and slightly lower average cost of borrowing.

2001 Compared to 2000

General corporate expense not allocated to business segments decreased 5.2% from $4,186,000 in 2000 to $3,970,000 in 2001, primarily due to decrease in professional services and lower expenses for corporate information services projects, as more resources were devoted to information services projects in the company's business segments.

Interest expense decreased 11.5% from $2,938,000 in 2000 to $2,600,000 in 2001 due to a reduction of net borrowings by $6,804,000 or 17.4% during the fourth quarter in 2001, partially offset by increased interest expense from renegotiated rates on refinancing of remaining borrowings.

Income Taxes

The effective income tax (benefit) rates were (29.5%), (12.6%) and 43.2% in 2002, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2003 were $346,000 compared with $119,000 at January 31, 2002. Net cash inflows of $2,890,000 generated from operating activities were used to fund purchases of property, plant and equipment of $1,185,000, the purchase of a business by acquiring specified assets and assuming specified liabilities for $500,000, in cash paid to the seller, and net reductions of long term debt and capitalized lease obligations by $560,000 and $142,000, respectively.

Net cash provided by operating activities was $2,890,000. Such cash came mainly from earnings from operations and cash from decreases in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other assets and liabilities and a decrease in accounts payable. Net cash provided by operating activities was $8,562,000 in 2001, mainly due to earnings from operations and cash from decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable and an increase in income taxes receivable.

Net cash used in investing activities in 2002 was $1,742,000 compared with $1,894,000 in 2001. Capital expenditures decreased from $3,455,000 in 2001 to $1,185,000 in 2002. In the current year, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash paid to the seller and also invested $67,000 in a joint venture. In 2002, proceeds from the sale of property and equipment were $10,000, compared with $1,380,000 in 2001. The 2001 proceeds mainly resulted from the sale of certain equipment in Lebanon, Tennessee to a third party in June 2001. The Company leased back the equipment from the third party purchaser. In 2000, the Company purchased an 8.1 acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two significant management stockholders for approximately $4,438,000. Prior to the purchase, the land and building had been leased from the two significant stockholders. The purchase price included cash paid of $1,767,000 and the assumption of a $2,405,000 mortgage note.

Net cash used in financing  activities  in 2002 was $702,000  compared  with net cash used in financing activities of $6,804,000 in 2001. In 2002, net cash obtained from borrowings under revolving, term and mortgage loans was $25,050,000, net repayment of capitalized lease obligations was $142,000 and repayment of debt was $25,610,000. In 2001, net cash obtained from borrowings under revolving, term and mortgage loans was $321,000, net repayment of capitalized lease obligations was $157,000 and repayment of debt was $6,968,000.

The Company's current ratio was 2.1 to 1 at January 31, 2003 and 1.5 to 1 at January 31, 2002. Debt to total capitalization increased to 54.3% at January 31, 2003 from 45.9% at January 31, 2002.

Financing

On January 29, 2003, the Company obtained a loan from a Danish bank to purchase a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1 percent with quarterly payments of $19,000 for both principal and interest.

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution (described below) to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is scheduled to pay $188,000 in aggregate principal on the last days of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is scheduled to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement (defined below) and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such prepayments on July 31, 2002. At January 31, 2003, the Company was not in compliance with one covenant contained in the Note Purchase Agreements. The Company has received a waiver of such non-compliance and an amendment of the covenant to levels that the Company believes should be attainable.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $28,000,000 (which was reduced to $27,000,000 when the Lebanon, Tennessee mortgage note described below was completed on July 31, 2002), subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2003, the prime rate was 4.25 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. As of January 31, 2003, the Company had borrowed $10,211,000 under the revolving line of credit, $10,700,000 of which was used in July 2002 to reduce debt outstanding to other financial institutions under the Prior Term Loans (see above) and under the Prior Credit Agreement (see below). In addition, $6,135,000 was drawn under the Loan Agreement as letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings, property taxes and insurance premiums. The Loan Agreement replaced a three-year secured credit agreement with a bank (the "Bank") which had provided a revolving line of credit of $8,000,000 ("Prior Credit Agreement") and a loan with a principal balance of $700,000. The early extinguishment of the Prior Credit Agreement resulted in an extraordinary loss of $133,000 ($79,000, net of tax). The Company's policy is to classify borrowings under the revolving line of credit as long-term debt, as the Company has the ability and the intent to maintain the revolving line of credit for longer than one year. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2003, the amount of restricted cash was $276,000. Cash required for operations is provided by draw-downs on the line of credit. At January 31, 2003, the Company was not in compliance with two covenants under the Loan Agreement. The Company has received a waiver of such non-compliance and an amendment of the covenants to levels that the Company believes should be attainable.

On April 26, 2002 Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the Bank. The notes each bear interest at 7.10 percent with a combined monthly payment of $40,235 for both principal and interest, and the note's amortization schedules and terms are each ten years.

On July 31, 2002 Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. From the proceeds, $1,000,000 was used for a payment of amounts borrowed under the Loan Agreement with the remaining proceeds used to repay amounts borrowed under the Note Purchase Agreements. The loan bears interest at 7.75 percent with monthly payments of $21,001 for both principal and interest, and has a ten-year term.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000.

This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52 percent with monthly payments of $18,507 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term. At the date of purchase, the remaining term of the loan was 7.25 years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK), approximately $425,000 at the prevailing exchange rate at the time of the transaction, to complete the permanent financing of the acquisition of Nordic Air A/S, a subsidiary of Midwesco Filter. The loan bears interest at 6.22 percent and has a term of five years.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at
6.76 percent with monthly payments of $9,682 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term.

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

On September 14, 1995, Midwesco Filter in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates 4.5 percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company used $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2003, borrowings under these credit arrangements totaled $514,000; an additional $526,000 remained unused. Effective in January 2003, Boe-Therm's line of credit was increased from 2,500,000 DKK to 3,000,000 DKK. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various foreign trade activities and contracts.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 2003 - $2,264,000; 2004 - $2,528,000; 2005 -
$1,322,000; 2006 - $2,987,000; 2007 - $5,856,000; thereafter - $6,292,000.

CRITICAL ACCOUNTING POLICIES

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

Goodwill and other intangible assets with indefinite lives: Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized, in 2001 and 2000, on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the year ended January 31, 2003. SFAS No. 142 requires that goodwill be analyzed for impairment in the year following its adoption. Any resulting impairment loss is recorded as a cumulative effect of change in accounting principle. SFAS No. 142 requires that goodwill be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill test. Therefore, pursuant to SFAS No. 142, the Company's 2002 impairment test of goodwill is its transitional test and its annual test. The Company's analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000. The carrying amounts of goodwill were $2,353,000 and $13,923,000 at January 31, 2003 and 2002, respectively.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations." The Statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for the Company February 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting method for the sale of long-lived assets. Impairment testing required by the adoption of SFAS No. 144, when events or changes in circumstances indicate that asset carrying amounts might not be recoverable, did not have a material effect on the results of operations, financial condition or cash flows of the Company.

On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the year ended January 31, 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment in the year following its adoption. Any resulting impairment loss is recorded as a cumulative effect of change in accounting principle. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. Therefore, pursuant to SFAS No. 142, the Company's 2002 impairment test of goodwill is its transitional test and its annual test. The Company's analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000. Goodwill, net of accumulated amortization, was $2,353,000 and $13,923,000 at January 31, 2003 and 2002,
respectively.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements
- the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect adoption of SFAS No. 145 to have a material effect on the results of operations, financial condition or cash flows. Had the Company adopted SFAS No. 145 in the current year, the extraordinary loss of $133,000 ($79,000 net of tax) would have been classified as income from operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2003.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation" which was effective for the Company December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company has used foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2003, 2002 and 2001.

The changeover from national currencies to the Euro began on January 1, 2002 and it has not materially affected and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk through the maximum possible use of fixed-rate long-term debt.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as of January 31, 2003 and January 31, 2002 and for each of the three years in the period ended January 31, 2003 and the notes thereto are set forth elsewhere herein.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 2003 annual meeting of stockholders.

Information  with  respect to  executive  officers of the Company is included in
Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2003 annual meeting of stockholders.

Item 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to the information under the captions "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the Company's proxy statement for the 2003 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2003 annual meeting of stockholders.

Item 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

                                     PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

     a.   List of documents filed as part of this report:

          (1) Financial Statements - Consolidated Financial Statements of the Company Refer to Part II, Item 8 of this report.

          (2)  Financial   Statement  Schedules  Schedule  II  -  Valuation  and
               Qualifying Accounts

     b. Reports on Form 8-K: MFRI filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended January 31, 2003.

     c. Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.

     d. The response to this portion of Item 15 is submitted under 15a(2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries
Chicago, IL

We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective February 1, 2002, MFRI, Inc. changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


DELOITTE & TOUCHE LLP

Chicago, Illinois
May 12, 2003

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)

                                                                          2002       2001        2000
                                                                         Fiscal Year Ended January 31,
                                                                          2003       2002        2001
-----------------------------------------------------------------------------------------------------
Net sales                                                              $122,897    $125,534    $149,533

Cost of sales                                                            95,957      99,202     117,412
                                                                       --------    --------    --------
Gross profit                                                             26,940      26,332      32,121

Operating expenses:
  Selling expense                                                        10,446       9,775      12,075
  General and administrative expense                                     15,501      14,459      15,045
  Management services agreement - net                                      -            (74)         81
                                                                       --------    --------    --------
    Total operating expenses                                             25,947      24,160      27,201
                                                                       --------    --------    --------

Income from operations                                                      993       2,172       4,920
Other income                                                                 57        -           -
Interest expense - net                                                    2,107       2,600       2,938
                                                                       --------    --------    --------

Income (loss) before income taxes, extraordinary items and cumulative
  effect of accounting change                                            (1,057)       (428)      1,982

Income tax (benefit)                                                       (312)        (54)        856
                                                                       --------    --------    --------

Income (loss) before extraordinary items and cumulative effect of
  accounting change                                                        (745)       (374)      1,126

Net extraordinary loss, net of tax benefit of $31                           (44)       -           -
                                                                       --------    --------    --------

Income (loss) before cumulative effect of accounting change                (789)       (374)      1,126

Loss on cumulative effect of a change in accounting for goodwill, net
  of tax benefit of $1,110                                              (10,739)       -           -
                                                                       --------    --------    --------

Net income (loss)                                                      $(11,528)   $   (374)   $  1,126
                                                                       ========    ========    ========

Weighted average common shares outstanding                                4,922       4,922       4,922

Weighted average common shares outstanding
  assuming full dilution                                                  4,922       4,922       4,922

Basic earnings per share
  Income (loss) before extraordinary items and cumulative effect of
    accounting change                                                    $(0.15)     $(0.08)      $0.23
  Net extraordinary loss                                                  (0.01)       -           -
  Income (loss) before cumulative effect of accounting change             (0.16)      (0.08)       0.23
  Loss on cumulative effect of accounting change                          (2.18)       -           -
  Net income (loss)                                                      $(2.34)     $(0.08)      $0.23

Diluted earnings per share
  Income (loss) before extraordinary items and cumulative effect of
    accounting change                                                    $(0.15)     $(0.08)      $0.23
  Net extraordinary loss                                                  (0.01)       -           -
  Income (loss) before cumulative effect of accounting change             (0.16)      (0.08)       0.23
  Loss on cumulative effect of accounting change                          (2.18)       -           -
  Net income (loss)                                                      $(2.34)     $(0.08)      $0.23

See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)

                                                                                    As of January 31,
ASSETS                                                                              2003         2002
-------------------------------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                                        $    346    $    119
  Restricted cash                                                                       276        -
  Trade accounts receivable, less allowance for doubtful
    accounts of $410 in 2002 and $343 in 2001                                        18,859      18,845
  Accounts receivable - related companies                                               329           2
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                          2,044       3,324
  Income taxes receivable                                                             1,043       1,000
  Inventories                                                                        19,582      18,682
  Deferred income taxes                                                               1,822       2,179
  Prepaid expenses and other current assets                                             775       1,461
                                                                                   --------    --------
      Total current assets                                                           45,076      45,612
                                                                                   --------    --------

Property, Plant and Equipment, Net                                                   27,888      30,065

Other Assets:
  Assets held for sale                                                                  277        -
  Patents, net of accumulated amortization                                              844         962
  Goodwill, net of accumulated amortization                                           2,353      13,923
  Other assets                                                                        2,538       1,967
                                                                                   --------    --------
      Total other assets                                                              6,012      16,852
                                                                                   --------    --------

Total Assets                                                                       $ 78,976    $ 92,529
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current Liabilities:
  Trade accounts payable                                                           $  9,673    $  9,643
  Accounts payable - related companies                                                 -            188
  Accrued compensation and payroll taxes                                              2,193       2,009
  Other accrued liabilities                                                           2,262       2,459
  Commissions payable                                                                 4,163       4,821
  Current maturities of long-term debt                                                2,415      11,100
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                            299         525
  Income taxes payable                                                                   82          27
                                                                                   --------    --------
      Total current liabilities                                                      21,087      30,772
                                                                                   --------    --------

Long-Term Liabilities:
  Long-term debt, less current maturities                                            29,261      21,100
  Deferred income taxes                                                                -          1,143
  Other                                                                               2,016       1,527
                                                                                   --------    --------
      Total long-term liabilities                                                    31,277      23,770
                                                                                   --------    --------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized-
    50,000 shares in 2002 and 2001, respectively;
    4,922 issued and outstanding in 2002 and 2001,
    respectively                                                                         49          49
  Additional paid-in capital                                                         21,397      21,397
  Retained earnings                                                                   6,197      17,725
  Accumulated other comprehensive loss                                               (1,031)     (1,184)
                                                                                   --------    --------
      Total stockholders' equity                                                     26,612      37,987
                                                                                   --------    --------

Total Liabilities and Stockholders' Equity                                         $ 78,976    $ 92,529
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

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                  Accumulated
                                               Common Stock         Additional                       Other
                                            ------------------       Paid-in       Retained      Comprehensive      Comprehensive
                                             Shares     Amount       Capital       Earnings          Loss           Income (Loss)
                                            --------------------------------------------------------------------------------------


Balance February 1, 2000                       4,922    $     49     $ 21,397       $ 16,973        $   (591)

Net income                                                                             1,126                           $  1,126
Minimum pension liability adjustment
 (net of tax expense of $121)                                                                          (197)               (197)
Unrealized translation adjustment                                                                        42                  42
                                            --------    --------     --------       --------        --------           --------
Balance January 31, 2001                       4,922          49       21,397         18,099            (746)          $    971
                                                                                                                       ========

Net loss                                                                                (374)                              (374)
Minimum pension liability adjustment
 (net of tax benefit of $138)                                                                           (227)              (227)
Unrealized translation adjustment                                                                       (211)              (211)
                                            --------    --------     --------       --------        --------           --------
Balance January 31, 2002                       4,922          49       21,397         17,725          (1,184)          $   (812)
                                                                                                                       ========

Net loss                                                                             (11,528)                           (11,528)
Minimum pension liability adjustment
 (net of tax benefit of  $354)                                                                          (577)              (577)
Unrealized translation adjustment                                                                        730                730
                                            --------    --------     --------       --------        --------           --------
Balance January 31, 2003                       4,922    $     49     $ 21,397       $  6,197        $ (1,031)          $(11,375)
                                            ========    ========     ========       ========        ========           ========
















See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         2002        2001        2000

                                                                        Fiscal Year Ended January 31,
                                                                         2003        2002        2001
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                    $(11,528)   $   (374)   $  1,126
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Net extraordinary loss (net of tax of $31)                             44        -           -
      Loss on impairment of goodwill (net of tax of $1,110)              10,739        -           -
      Provision for depreciation and amortization                         3,944       4,110       4,124
      Deferred income taxes                                                 365         (89)       (293)
      (Gain) loss on sale of asset                                         -             (8)        241
      Loss on sale of business                                             -            204        -
      Change in operating assets and liabilities:
          Accounts receivable                                               515       7,308      (4,338)
          Income taxes receivable                                            (9)       (975)        710
          Inventories                                                        (7)      2,378        (718)
          Prepaid expenses and other current assets                       1,428        (835)     (1,331)
          Accounts payable                                                 (159)     (2,050)      2,838
          Compensation and payroll taxes                                    138        (391)       (322)
          Other assets and liabilities                                   (2,580)       (716)      1,068
                                                                       --------    --------    --------
Net Cash Flows from Operating Activities                                  2,890       8,562       3,105
                                                                       --------    --------    --------

Cash Flows from Investing Activities:
  Proceeds from sale of business                                           -            184        -
  Reduction in cash balance due to sale of business                        -             (3)       (356)
  Proceeds from sale of property and equipment                               10       1,380          30
  Purchases of property and equipment                                    (1,185)     (3,455)     (5,534)
  Purchase of a business by acquiring specified assets and
    assuming specified liabilities                                         (500)       -           -
  Investment in joint venture                                               (67)       -           -
                                                                       --------    --------    --------
Net Cash Flows from Investing Activities                                 (1,742)     (1,894)     (5,860)
                                                                       --------    --------    --------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations                            (142)       (157)       (196)
  Borrowings under revolving, term and mortgage loans                    25,050         321       6,891
  Repayment of debt                                                     (25,610)     (6,968)     (4,448)
                                                                       --------    --------    --------
Net Cash Flows from Financing Activities                                   (702)     (6,804)      2,247
                                                                       --------    --------    --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                         (219)        (35)        132
                                                                       --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                        227        (171)       (375)
Cash and Cash Equivalents - Beginning of Year                               119         290         665
                                                                       --------    --------    --------
Cash and Cash Equivalents - End of Year                                $    346    $    119    $    290
                                                                       ========    ========    ========


See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

Note 1 - Basis of Presentation

MFRI, Inc. ("MFRI" or the "Company") was incorporated on October 12, 1993. MFRI is a holding company which has subsidiaries engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment. MFRI became successor by merger to Midwesco Filter Resources, Inc. ("Midwesco Filter") on January 28, 1994, when all the assets of the Perma-Pipe division of Midwesco, Inc. ("Perma-Pipe") were acquired, subject to specified liabilities, in exchange for cash and common stock of MFRI.

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

Fiscal Year: The Company's fiscal year ends on January 31. Years described as 2002, 2001 and 2000 are the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Balances described as balances as of 2002, 2001 and 2000 are balances as of January 31, 2003, 2002 and 2001, respectively.

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

Nature of Business: Midwesco Filter is engaged principally in the manufacture and sale of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. Midwesco Filter markets air-filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. Perma-Pipe is engaged in engineering, designing, manufacturing and sells specialty piping systems and leak detection and location systems. Perma-Pipe's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. Perma-Pipe's leak detection and location systems are sold as part of many of its piping system products and, on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. Thermal Care is engaged in engineering, designing and manufacturing industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. The Company's products are sold both within the United States and internationally.

Contingencies: The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters, its experience in contesting, litigating and settling other similar matters, and any related insurance coverage.

The Company does not currently anticipate the amount of any ultimate liability with respect to these matters will materially affect the Company's financial position, liquidity or future operations.

Other: MFRI has no material exposures to off-balance sheet arrangements; no variable interest entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

Reclassifications: Certain minor reclassifications and additional disclosures have been made to prior-year financial statements to conform to the current-year presentation.

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

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories. Inventories consist of the following:

(In thousands)

                                                       2002        2001
                                                     --------    --------
Raw materials                                        $14,647    $ 14,720
Work in process                                        1,881       1,551
Finished goods                                         3,054       2,411
                                                     --------    --------
Total                                               $ 19,582    $ 18,682
                                                     ========    ========

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset's estimated useful life. No interest was capitalized during 2002 and 2001.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)

                                                                         2002        2001
                                                                       --------    --------
Land, buildings and improvements                                       $ 19,197    $ 18,901
Machinery and equipment                                                  20,367      20,229
Furniture, office equipment and computer software and systems             7,750       7,038
Transportation equipment                                                    418         520
                                                                       --------    --------
                                                                         47,732      46,688
Less accumulated depreciation and amortization                          (19,844)    (16,623)
                                                                       --------    --------
Property, plant and equipment, net                                     $ 27,888    $ 30,065
                                                                       ========    ========

Goodwill and other intangible assets with indefinite lives: Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized, in 2001 and 2000, on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the year ended January 31, 2003. SFAS No. 142 requires that goodwill be analyzed for impairment in the year following its adoption. Any resulting impairment loss is recorded as a cumulative effect of change in accounting principle. SFAS No. 142 requires that goodwill be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill test. Therefore, pursuant to SFAS No. 142, the Company's 2002 impairment test of goodwill is its transitional test and its annual test. The Company's analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000. The carrying amounts of goodwill were $2,353,000 and $13,923,000 at January 31, 2003 and 2002, respectively. None of the Company's covenants with lenders was affected by the impairment write-down of goodwill.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142:

                                                                         2002        2001        2000
                                                                       --------    --------    --------

Reported net income (loss)                                             $(11,528)   $   (374)   $  1,126
Add back: goodwill amortization, net of tax                                -            304         304
Adjusted net income (loss)                                             $(11,528)   $    (70)   $  1,430

Basic earnings per share:
Reported net income (loss)                                             $  (2.34)   $  (0.08)   $   0.23
Add back: goodwill amortization, net of tax                                -           0.06        0.06
Adjusted net income (loss)                                             $  (2.34)   $  (0.02)   $   0.29

Diluted earnings per share:
Reported net income (loss)                                             $  (2.34)   $  (0.08)   $   0.23
Add back: goodwill amortization, net of tax                                -           0.06        0.06
Adjusted net income (loss)                                             $  (2.34)   $  (0.02)   $   0.29

The changes in the carrying amount of goodwill for the year ended January 31, 2003, are as follows:

Balance as of February 1, 2002                                      $13,923,000
Goodwill acquired during the year                                          -
Foreign translation effect                                              279,000
Impairment loss                                                     (11,849,000)
Balance as of January 31, 2003                                      $ 2,353,000

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $844,000 and $962,000 at January 31, 2003 and 2002, respectively. Accumulated amortization was $1,273,000 and $1,099,000 at January 31, 2003 and 2002, respectively. Future amortizations over the next five years ending January 31, will be 2004 - $177,500, 2005 - $177,500, 2006 - $177,500, 2007 - $171,500 and 2008 - $26,400.

Assets held for sale: Certain machinery in Perma-Pipe is classified as held-for-sale. The estimated fair value is $277,000 at January 31, 2003. The weighted average remaining useful lives is 7.2 years.

Financial Instruments: The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company uses forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2003, 2002 and 2001.

Net Income (Loss) Per Common Share: Earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands except per share information)

                                                                         2002        2001        2000
                                                                       --------    --------    --------

Net Income (loss)                                                      $(11,528)   $   (374)   $  1,126
                                                                       ========    ========    ========

Basic weighted average common shares outstanding                          4,922       4,922       4,922

Dilutive effect of stock options                                           -           -              1
                                                                       --------    --------    --------

Weighted average common shares
  outstanding assuming full dilution                                      4,922       4,922       4,923
                                                                       ========    ========    ========

Net income (loss) per common share - basic                             $  (2.34)   $  (0.08)   $   0.23

Net income (loss per common share - diluted                            $  (2.34)   $  (0.08)   $   0.23

In 2002, 2001 and 2000, the weighted average number of stock options not included in the computation of diluted earnings (loss) per share of common stock because the options exercise price exceeded the average market price of the common shares were 910,000, 846,000 and 876,000, respectively. These options were outstanding at the end of each of the respective years, except for options for 14,750, 4,000 and 13,000 shares, which expired in 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of the

Company's unsecured senior notes at January 31, 2003 and 2002 are also reasonable estimates of their fair value, as evidenced by the renegotiation of interest rates and terms that occurred recently as described in Note 7.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss consists of the following:

                                                                                   Minimum
                                                                     Accumulated   Pension
(In thousands)                                                       Translation  Liability
                                                                      Adjustment  Adjustment     Total
                                                                       --------    --------    --------
Balance - February 1, 2000                                             $   (522)   $    (69)   $   (591)
Unrealized translation adjustment                                            42        -             42
Minimum pension liability adjustment
  (net of tax benefit of $121)                                             -           (197)       (197)
                                                                       --------    --------    --------
Balance - January 31, 2001                                                 (480)       (266)       (746)
Unrealized translation adjustment                                          (211)       -           (211)
Minimum pension liability adjustment
  (net of tax benefit of $138)                                             -           (227)       (227)
                                                                       --------    --------    --------
Balance - January 31, 2002                                                 (691)       (493)     (1,184)
Unrealized translation adjustment                                           730        -            730
Minimum pension liability adjustment
  (net of tax benefit of $354)                                             -           (577)       (577)
                                                                       --------    --------    --------
Balance - January 31, 2003                                             $     39    $ (1,070)   $ (1,031)
                                                                       ========    ========    ========

Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." The Statement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. Adoption of SFAS No. 141 did not have a material effect on reported results of operations, financial condition or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for the Company February 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting method for the sale of long-lived assets. Impairment testing required by the adoption of SFAS No. 144, when events or changes in circumstances indicate that asset carrying amounts might not be recoverable, did not have a material effect on the results of operations, financial condition or cash flows of the Company.

On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the year ended January 31, 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment in the year following its adoption. Any resulting impairment loss is recorded as a cumulative effect of change in accounting principle. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. Therefore, pursuant to SFAS No. 142, the Company's 2002 impairment test of goodwill is its transitional test and its annual test. The Company's analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000. Goodwill, net of accumulated amortization, was $2,353,000 and $13,923,000 at January 31, 2003 and 2002,
respectively.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements
- the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect adoption of SFAS No. 145 to have a material effect on the results of operations, financial condition or cash flows. Had the Company adopted SFAS No. 145 in the current year, the extraordinary loss of $133,000 ($79,000 net of tax) would have been classified as income from operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2003.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation" which was effective for the Company December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

Note 3 - Related Party Transactions

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois from two principal stockholders who are also members of management. Prior to the purchase, the land and building had been leased from the two principal stockholders. The aggregate purchase price was $4,438,000, which includes the assumption of a mortgage note with a remaining balance of $2,405,000. During 2000, the Company paid $359,000, under the lease agreement in effect prior to the property purchase.

The Company also provides certain services and facilities to a company (affiliate) primarily owned by those management stockholders and purchases certain services from those companies under a management services agreement. The Company billed the affiliate $250,000 and was invoiced $167,000 by the affiliate under such agreements in 2002. The Company billed $244,000 and was invoiced $170,000 under such agreements in 2001. During 2000, the Company billed $269,000 and was invoiced $350,000 under such agreements.

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which are occupied by a company primarily owned by the two management stockholders. The Company made rental payments of $236,000 directly to the lessor in 2000, and allocated the expense to users based on space occupied. The Company paid $54,000 in 2001 to the related company for space occupied. On February 28, 2001, the affiliated company began leasing the facilities directly from the lessor.

The purchase agreement, lease agreement and the management services agreements were approved by the Company's Committee of Independent Directors. Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received in arm's-length transactions.

Note 4 - Acquisitions and Divestitures

Perma-Pipe Services Limited

In December 2001, the Company sold its subsidiary, Perma-Pipe Services Ltd. Cash proceeds of $358,000 were received in May 2002. The aggregate value of the book basis of the investment and a related intercompany receivable was $562,000 resulting in a loss of $204,000.

SZE Hagenuk GmbH

On December 31, 2000, the Company sold its 81 percent interest in SZE Hagenuk GmbH ("SZE Hagenuk") to the former minority shareholder. The Company received a note receivable of 500,000 Deutsche Marks ("DM") (approximately $240,000) from the former minority shareholder. The Company received 400,000 DM in the first quarter of 2001 and the remaining balance, in full, in April 2003. The aggregate value of the book basis of the investment and a related intercompany receivable was $482,000, resulting in a loss of $242,000.

Other

On June 19, 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash. In accordance with SFAS No. 141, the purchase price plus purchase-related expenses is first applied to current assets and any excess of value over the current assets is allocated to extraordinary gain. The asset values were $815,000 and $0 for inventory and other assets, which mainly consisted of property, plant and equipment, respectively, which, combined with purchase-related expenses of $257,000, resulted in the recognition of an extraordinary gain of $58,000 ($35,000 net of tax).

Note 5 - Retention Receivable

Retention is the amount withheld by a customer until a long-term contract is completed. Retentions of $193,000 and $506,000 are included in the balance of trade accounts receivable at January 31, 2003 and 2002, respectively.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)

                                                             2002        2001
                                                           --------    --------
Costs incurred on uncompleted contracts                    $  6,990    $ 13,926
Estimated earnings                                            1,969       1,834
                                                           --------    --------
Earned revenue                                                8,959      15,760
Less billings to date                                         7,214      12,961
                                                           --------    --------
Total                                                      $  1,745    $  2,799
                                                           ========    ========
Classified as follows:
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      $  2,044    $  3,324
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          (299)       (525)
                                                           --------    --------
Total                                                      $  1,745    $  2,799
                                                           ========    ========

Note 7 - Debt

Long-term debt consists of the following:

(In thousands)

                                                             2002        2001
                                                           --------    --------
Secured senior notes due 2007                              $  4,626    $ 18,714
Revolving bank loan                                          10,211       2,300
Industrial Revenue Bonds                                      5,200       5,200
Mortgage notes                                                8,552       4,416
Term loans                                                    2,274         871
Short-term credit arrangements                                  597         339
Capitalized lease obligations (Note 8)                          216         358
Other                                                          -              2
                                                           --------    --------
                                                             31,676      32,200
Less current maturities                                       2,415      11,100
                                                           --------    --------
Total                                                      $ 29,261    $ 21,100
                                                           ========    ========

Financing

On January 29, 2003, the Company obtained a loan from a Danish bank to purchase a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1 percent with quarterly payments of $19,000 for both principal and interest.

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution (described below) to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is scheduled to pay $188,000 in aggregate principal on the last days of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is scheduled to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement (defined below) and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such prepayments on July 31, 2002. At January 31, 2003, the Company was not in compliance with one covenant contained in the Note Purchase Agreements. The Company has received a waiver of such non-compliance and an amendment of the covenant to levels that the Company believes should be attainable.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $28,000,000 (which was reduced to $27,000,000 when the Lebanon, Tennessee mortgage note described below was completed on July 31, 2002), subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2003, the prime rate was 4.25 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. As of January 31, 2003, the Company had borrowed $10,211,000 under the revolving line of credit, $10,700,000 of which was used in July 2002 to reduce debt outstanding to other financial institutions under the Prior Term Loans (see above) and under the Prior Credit Agreement (see below). In addition, $6,135,000 was drawn under the Loan Agreement as letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings, property taxes and insurance premiums. The Loan

Agreement replaced a three-year secured credit agreement with a bank (the "Bank") which had provided a revolving line of credit of $8,000,000 ("Prior Credit Agreement") and a loan with a principal balance of $700,000. The early extinguishment of the Prior Credit Agreement resulted in an extraordinary loss of $133,000 ($79,000, net of tax). The Company's policy is to classify borrowings under the revolving line of credit as long-term debt, as the Company has the ability and the intent to maintain the revolving line of credit for longer than one year. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2003, the amount of restricted cash was $276,000. Cash required for operations is provided by draw-downs on the line of credit. At January 31, 2003, the Company was not in compliance with two covenants under the Loan Agreement. The Company has received a waiver of such non-compliance and an amendment of the covenants to levels that the Company believes should be attainable.

On April 26, 2002 Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the Bank. The notes each bear interest at 7.10 percent with a combined monthly payment of $40,235 for both principal and interest, and the note's amortization schedules and terms are each ten years.

On July 31, 2002 Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. From the proceeds, $1,000,000 was used for a payment of amounts borrowed under the Loan Agreement with the remaining proceeds used to repay amounts borrowed under the Note Purchase Agreements. The loan bears interest at 7.75 percent with monthly payments of $21,001 for both principal and interest, and has a ten-year term.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52 percent with monthly payments of $18,507 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term. At the date of purchase, the remaining term of the loan was 7.25 years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK), approximately $425,000 at the prevailing exchange rate at the time of the transaction, to complete the permanent financing of the acquisition of Nordic Air A/S, a subsidiary of Midwesco Filter. The loan bears interest at 6.22 percent and has a term of five years.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at
6.76 percent with monthly payments of $9,682 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term.

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

On September 14, 1995, Midwesco Filter in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe in Lebanon, Tennessee received

$3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates 4.5 percent per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company used $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2003, borrowings under these credit arrangements totaled $514,000; an additional $526,000 remained unused. Effective in January 2003, Boe-Therm's line of credit was increased from 2,500,000 DKK to 3,000,000 DKK. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various foreign trade activities and contracts.

Scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: 2003 - $2,264,000; 2004 - $2,528,000; 2005 -
$1,322,000; 2006 - $2,987,000; 2007 - $5,856,000; thereafter - $6,292,000.

Note 8 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)

                                                             2002        2001
                                                           --------    --------
Machinery and equipment                                    $    124    $    124
Furniture and office equipment                                  698         698
Transportation equipment                                        292         438
                                                           --------    --------
                                                              1,114       1,260
Less accumulated amortization                                   898         902
                                                           --------    --------
                                                           $    216    $    358
                                                           ========    ========

Until February 28, 2001, the Company leased certain office and warehouse facilities, substantially all of which were occupied by a related company primarily owned by two management stockholders. The Company made the rental payments directly to the lessor in 2000, and allocated the expense to users based on space occupied. On February 28, 2001, the related company began leasing the facilities directly from the lessor.

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

At  January  31,  2003,   future   minimum  annual  rental   commitments   under
non-cancelable lease obligations were as follows:

                                                            Capital    Operating
                                                            Leases       Leases
(In thousands)                                             --------    --------
2004                                                       $    157    $    645
2005                                                             66         326
2006                                                           -            234
2007                                                           -            234
2008                                                           -            234
Thereafter                                                     -            403
                                                           --------    --------
                                                                223       2,076
Less amount representing interest                                 7        -
                                                           --------    --------
Present value of future minimum lease payments (Note 7)    $    216    $  2,076
                                                           ========    ========

Rental expense for operating leases was $914,000, $834,000 and $1,082,000 in 2002, 2001 and 2000, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes, extraordinary items and cumulative effect of accounting change:

(In thousands)

                                                 2002        2001        2000
                                               --------    --------    --------
Domestic                                       $ (1,738)   $   (417)   $  1,702
Foreign                                             681         (11)        280
                                               --------    --------    --------
Total                                          $ (1,057)   $   (428)   $  1,982
                                               ========    ========    ========

Components of income tax expense (benefit) are as follows:

(In thousands)

                                                 2002        2001        2000
                                               --------    --------    --------
Current:
  Federal                                      $   (390)   $     60    $    928
  Foreign                                           173         (43)        151
  State and other                                  (460)         18          70
                                               --------    --------    --------
                                                   (677)         35       1,149
Deferred                                            365         (89)       (293)
                                               --------    --------    --------
Total                                          $   (312)   $    (54)   $    856
                                               ========    ========    ========

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate is as follows:

(In thousands)

                                                 2002        2001        2000
                                               --------    --------    --------
Tax (benefit)  at federal statutory rate       $   (359)   $   (146)   $    674
Foreign rate tax differential                       (13)       (150)         13
State (benefit) taxes, net of federal benefit       (70)        (11)         82
Amortization of cost in excess of assets acquired  -            108         108
Officer's life insurance                           -             60        -
Other - net                                         130          85         (21)
                                               --------    --------    --------
Total                                          $   (312)   $    (54)   $    856
                                               ========    ========    ========

Components of the current deferred income tax asset balance are as follows:

(In thousands)

                                                 2002        2001        2000
                                               --------    --------    --------
Accrued commissions                            $    613    $  1,055    $  1,179
Other accruals not yet deducted                     807         842         706
Capital loss carryforward from sale of foreign
  subsidiary                                       -           -            395
Non-qualified deferred compensation                  19          23         272
Inventory valuation allowance                       297         182         214
Allowance for doubtful accounts                     109         113          78
Inventory uniform capitalization                     32          12          32
Foreign acquisition adjustments                    -           -           -
NOL carryforward                                   -           -             83
Other                                               (55)        (48)        (54)
                                               --------    --------    --------
Total                                          $  1,822    $  2,179    $  2,905
                                               ========    ========    ========

Components of the long-term deferred income tax asset (liability) balances are as follows:

(In thousands)

                                                 2002        2001        2000
                                               --------    --------    --------
Capital loss carryforward from sale of foreign
  subsidiary                                   $    307    $    466    $   -
Depreciation                                     (1,470)     (1,590)     (1,801)
Goodwill                                            594        (429)       (398)
Non-qualified deferred compensation                 200         220        -
Minimum pension liability                           656         302         164
Other                                                 9        (112)        (55)
                                               --------    --------    --------
Total                                          $    296    $ (1,143)   $ (2,090)
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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)                                               2002        2001
                                                           --------    --------
Accumulated benefit obligations:
  Vested benefits                                          $  2,451    $  1,957
                                                           ========    ========
  Accumulated benefits                                     $  2,479    $  1,983
                                                           ========    ========

Change in benefit obligation:
  Benefit obligation - beginning of year                   $  2,211    $  1,874
  Service cost                                                   98          90
  Interest cost                                                 150         129
  Actuarial loss                                                315         215
  Benefits paid                                                 (63)        (97)
                                                           --------    --------
  Benefit obligation - end of year                            2,711       2,211
                                                           --------    --------


Change in plan assets:
  Fair value of plan assets - beginning of year               1,576       1,313
  Actual return on plan assets                                 (175)        (17)
  Company contributions                                         530         377
  Benefits paid                                                 (63)        (97)
                                                           --------    --------
  Fair value of plan assets - end of year                     1,868       1,576
                                                           --------    --------

Funded status                                                  (843)       (635)
Unrecognized prior service cost                                 504         566
Unrecognized actuarial loss                                   1,148         546
                                                           --------    --------
Prepaid benefit cost recognized in the
  consolidated balance sheet                               $    809    $    477
                                                           ========    ========

Amounts recognized in the consolidated
  balance sheet:
     Accrued benefit liability                             $ (1,420)   $   (883)
     Intangible asset                                           504         566
     Accumulated other comprehensive income                   1,725         794
                                                           --------    --------
Net amount recognized                                      $    809    $    477
                                                           ========    ========

                                                             2002        2001
                                                           --------    --------
Weighted-average assumptions at end of year:
  Discount rate                                               6.32%       6.89%
  Expected return on plan assets                              8.00%       8.00%
  Rate of compensation increase                               N/A         N/A

Components of net periodic benefit cost:
  Service cost                                             $     98    $     90
  Interest cost                                                 150         129
  Expected return on plan assets                               (145)       (110)
  Amortization of prior service cost                             62          62
  Recognized actuarial loss                                      32          22
                                                           --------    --------
  Net periodic benefit cost                                $    197    $    193
                                                           ========    ========

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

Contributions to the 401(k) Plan and its predecessors were $329,000, $319,000, and $348,000 for the years ended January 31, 2003, 2002 and 2001, respectively.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. The cash surrender value of the life insurance contracts is included in other assets and the deferred compensation liability is included in other long-term liabilities in the consolidated balance sheet. The charges to expense were $187,000, $150,000, and $226,000 in 2002, 2001 and 2000, respectively.

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

Intersegment sales and transfers are accounted for as if sales or transfers were to third parties (i.e., at current market prices) and were not material for 2002, 2001 and 2000.

MFRI's  reportable  segments  are  strategic  businesses  that  offer  different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company's business segments:

(In thousands)
                                                 2002        2001        2000
                                               --------    --------    --------
Net Sales:
  Filtration Products                          $ 53,174    $ 54,434    $ 64,950
  Piping Systems                                 44,037      49,417      54,809
  Industrial Process Cooling Equipment           25,686      21,683      29,774
                                               --------    --------    --------
Total Net Sales                                $122,897    $125,534    $149,533
                                               ========    ========    ========

Gross Profit:
  Filtration Products                          $  9,498    $ 10,063    $ 11,844
  Piping Systems                                 10,187      10,208      10,784
  Industrial Process Cooling Equipment            7,255       6,061       9,493
                                               --------    --------    --------
Total Gross Profit                             $ 26,940    $ 26,332    $ 32,121
                                               ========    ========    ========

Income from Operations:
  Filtration Products                          $    400    $  2,168    $  3,026
  Piping Systems                                  4,321       3,347       3,085
  Industrial Process Cooling Equipment              702         627       2,995
  Corporate                                      (4,430)     (3,970)     (4,186)
                                               --------    --------    --------
Total Income from Operations                   $    993    $  2,172    $  4,920
                                               ========    ========    ========

Segment Assets:
  Filtration Products                          $ 39,916    $ 40,848    $ 43,591
  Piping Systems                                 25,444      33,934      38,605
  Industrial Process Cooling Equipment           11,560      10,932      17,223
  Corporate                                       2,056       6,815       5,366
                                               --------    --------    --------
Total Segment Assets                           $ 78,976    $ 92,529    $104,785
                                               ========    ========    ========

Capital Expenditures:
  Filtration Products                          $    297    $    866    $  1,066
  Piping Systems                                    698       1,687       1,878
  Industrial Process Cooling Equipment               50         740          93
  Corporate                                         140         162       2,497
                                               --------    --------    --------
Total Capital Expenditures                     $  1,185    $  3,455    $  5,534
                                               ========    ========    ========

Depreciation and Amortization:
  Filtration Products                          $  1,222    $  1,396    $  1,359
  Piping Systems                                  1,493       1,500       1,628
  Industrial Process Cooling Equipment              377         334         327
  Corporate                                         852         880         810
                                               --------    --------    --------
Total Depreciation and Amortization            $  3,944    $  4,110    $  4,124
                                               ========    ========    ========

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)
                                                 2002        2001        2000
                                               --------    --------    --------
Net Sales:
  United States                                $107,513    $104,155    $128,379
  Canada                                          2,776       7,055       7,241
  Europe                                          8,502      10,400      10,624
  Mexico, South America, Central America
    and the Caribbean                             1,224       1,689         969
  Asia                                            2,253       1,600       1,889
  Other                                             629         635         431
                                               --------    --------    --------
Total Net Sales                                $122,897    $125,534    $149,533
                                               ========    ========    ========

Long-Lived Assets:
  United States                                $ 26,408    $ 28,859    $ 29,958
  Europe                                          1,480       1,206       1,393
                                               --------    --------    --------
Total Long-Lived Assets                        $ 27,888    $ 30,065    $ 31,351
                                               ========    ========    ========

Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)
                                                 2002        2001        2000
                                               --------    --------    --------
Cash paid for:
  Income taxes, net of refunds received        $   (796)   $  1,096    $    396
                                               ========    ========    ========
  Interest, net of amounts capitalized         $  2,099    $  2,837    $  2,980
                                               ========    ========    ========

Noncash Financing and Investing Activities:
  Fixed assets acquired under capital leases   $   -       $   -       $     46
                                               ========    ========    ========

Sale of business:
  Note receivable from buyer                   $     44    $    358    $    241
                                               ========    ========    ========

Purchase of building:
  Purchase price                               $   -       $   -       $  4,438
  Cash paid                                        -           -          1,767
  Net liabilities assumed                      $   -       $   -       $  2,671
                                               ========    ========    ========

Purchase of a business for specified assets and
  assumption of specified liabilities:
  Purchase price                               $    500    $   -       $   -
  Cash paid                                         500        -           -
  Net liabilities assumed                      $    257    $   -       $   -
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

Pursuant to the 2001 Independent Directors' Stock Option Plan (the "Directors' Plan"), an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an "Independent Director") on the date the individual is first elected as an Independent Director, an option to purchase 1,000 shares was granted to each Independent Director on December 31, 2001, and options to purchase 1,000 shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company's annual meeting for the year 2002. Provisions of a predecessor plan, the 1990 Independent Directors' Stock Option Plan, were the same as those of the Directors' Plan in every significant respect.

The MFRI 2001 Stock Option Exchange Plan ("Exchange Plan"), offered eligible optionees an opportunity to replace their stock options with new options. On the Exchange Plan offer's expiration date of June 26, 2001, the Company accepted and canceled 728,800 options. Pursuant to the terms of the Exchange Plan, the Company granted 674,600 new options to those tendering optionees who were active employees at December 31, 2001. Additionally, 54,200 options were tendered by individuals no longer employed by the Company at December 31, 2001.

In connection with the purchase agreement relating to the acquisition of TDC Filter Manufacturing, Inc., (acquired in December 1997 as part of the Filtration business), the Company issued stock options to purchase 75,000 shares of common stock at $9.60. These options may be exercised through November 2008.

The following summarizes the changes in options under the plans:

                                              2002                        2001                       2000
                                   --------------------------- --------------------------  ---------- ---------------
                                                  Weighted                   Weighted                    Weighted
                                                  Average                    Average                     Average
                                     Shares    Exercise Price   Shares    Exercise Price    Shares    Exercise Price
                                   ----------- --------------- ---------- ---------------  ---------- ---------------

Outstanding at beginning of year     845,600        $3.80       875,550       $6.40         821,650        $6.68
Granted                              132,000         2.15       731,800        3.12         114,700         4.09
Exercised                               -             -            -            -              -            -
Cancelled                            (31,200)        3.77      (761,750)       6.13         (60,800)        5.79
                                    ---------      -------     ---------     -------       ---------      -------
Outstanding at end of year           946,400        $3.57       845,600       $3.80         875,550        $6.40
                                    =========      =======     =========     =======       =========      =======

Options exercisable at year-end      276,899                    109,425                     600,800
                                    =========                  =========                   =========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at January 31, 2003:

                                     Options Outstanding                                  Options Exercisable
                  ----------------------------------------------------------      ------------------------------------
   Range of            Number         Weighted Average     Weighted Average           Number            Weighted
   Exercise        Outstanding at         Remaining         Exercise Price        Exercisable at         Average
    Prices         Jan. 31, 2003      Contractual Life                             Jan. 31, 2003     Exercise Price
                  -----------------  --------------------  -----------------      ----------------  ------------------
 $2.00-$2.99            130,000            9.4 years             $2.15                  -                 $ -
 $3.00-$3.99            709,000            8.9 years              3.12                  177,249             3.12
 $4.00-$4.99             19,800            6.6 years              4.16                   12,050             4.19
 $6.00-$6.99             10,600            2.8 years              6.85                   10,600             6.85
 $8.00-$8.99              2,000            5.3 years              8.10                    2,000             8.10
 $9.00-$9.99             75,000            4.8 years              9.60                   75,000             9.60
                     -----------        -------------          ---------             ----------          --------
                        946,400            8.5 years             $3.57                  276,899            $5.10
                     ===========        =============          =========             ==========          ========

The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2002, 2001 and 2000, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                                         2002        2001        2000
                                                                       --------    --------    --------
Net income (loss) - as reported (in thousands)                         $(11,528)   $   (374)   $  1,126
Compensation cost under fair-market value-based accounting
   method, net of tax (in thousands)                                   $   (136)   $    (31)   $   (279)
Net income (loss) - pro forma (in thousands)                           $(11,664)   $   (405)   $    847
Net income (loss) per common share - basic, as reported                $  (2.34)   $  (0.08)   $   0.23
Net income (loss) per common share - basic, pro forma                  $  (2.37)   $  (0.08)   $   0.17
Net income (loss) per common share - diluted, as reported              $  (2.34)   $  (0.08)   $   0.23
Net income (loss) per common share - diluted, pro forma                $  (2.37)   $  (0.08)   $   0.17
Reported diluted EPS higher than pro forma diluted EPS                 $   0.03         -      $   0.06

The weighted average fair value of options granted during 2002 (net of options surrendered), 2001 and 2000 are estimated at $1.17, $1.14 and $2.36, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2002        2001        2000
                                               --------    --------    --------
Expected volatility                              46.81%      44.85%      46.33%
Risk-free interest rate                           4.51%       4.95%       6.49%
Dividend yield                                     0.0%        0.0%        0.0%
Expected life in years                             7.0         7.0         7.0

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

Note 15 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2002 and 2001:

(In thousands except per share information)                                 2002
                                              -----------------------------------------------------------------
                                                 First           Second            Third            Fourth
                                                Quarter          Quarter          Quarter           Quarter
                                               ---------       ----------        ---------         ---------

Net Sales                                       $ 26,768         $ 34,326         $ 33,230          $ 28,573
Gross Profit                                       5,780            8,239            7,830             5,091
Net income (loss)                                (10,921)1            470              251            (1,328)
Per Share Data:
  Net income (loss) - basic                     $  (2.22)        $   0.10         $   0.05          $  (0.27)
  Net income (loss) - diluted                   $  (2.22)        $   0.10         $   0.05          $  (0.27)

1 First quarter net loss is restated to reflect the cumulative effect of accounting change (see Note 2).

                                                                            2001
                                              -----------------------------------------------------------------
                                                 First           Second            Third            Fourth
                                                Quarter          Quarter          Quarter           Quarter
                                               ---------       ----------        ---------         ---------

Net Sales                                       $ 30,692         $ 34,190         $ 32,393          $ 28,259
Gross Profit                                       7,011            8,179            6,929             4,213
Net income (loss)                                    140              796              161            (1,471)
Per Share Data:
  Net income (loss) - basic                     $   0.03         $   0.16         $   0.03          $  (0.30)
  Net income (loss) - diluted                   $   0.03         $   0.16         $   0.03          $  (0.30)

Note 16 - Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company's recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2002 are summarized below:

                                                                                      2002
                                                                                    --------
Aggregate product warranty liability at January 31, 2002                            $359,052
Aggregate accruals related to product warranties in 2002                             504,944
Aggregate reductions for payments made in 2002                                      (213,214)
Aggregate changes in 2002 for pre-existing warranties                                (98,138)
                                                                                    --------
Aggregate product warranty liability at January 31, 2003                            $552,644
                                                                                    ========

Schedule II
                           MFRI, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended January 31, 2003, 2002 and 2001


                                                    MFRI, INC. AND SUBSIDIARIES

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                          For the Years Ended January 31, 2003, 2002 AND 2001

-------------------------------------------------------------------------------------------------------------------------------
                Column A                     Column B                   Column C                   Column D        Column E
-------------------------------------------------------------------------------------------------------------------------------

                                            Balance at       Charged to
                                           Beginning of       Costs and     Charged to Other   Deductions from     Balance at
              Description                     Period          Expenses        Accounts (1)       Reserves (2)     End of Period
-------------------------------------------------------------------------------------------------------------------------------

Year Ended January 31, 2003:
    Allowance for possible
     losses in collection of
     trade receivables                       $343,000         $352,000             -              $285,000          $410,000
                                             ========         ========         ========           ========          ========

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

                                   MFRI, INC.

Date: May 14, 2003                  By: /s/ David Unger
                                   David Unger,
                                   Chairman of the Board of Directors, President and Chief Executive Officer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*              Director and Chairman of the             )
                            Board of Directors, President          )
                            and Chief Executive Officer            )
                            (Principal Executive Officer)          )
                                                                   )
HENRY M. MAUTNER*         Director                                 )May 14, 2003
                                                                   )
GENE K. OGILVIE*          Director                                 )
                                                                   )
FATI A. ELGENDY*          Director                                 )
                                                                   )
BRADLEY E. MAUTNER*       Director                                 )
                                                                   )
DON GRUENBERG*            Director                                 )
                                                                   )
MICHAEL D. BENNETT*       Vice President, Secretary and            )
                            Treasurer (Principal Financial         )
                            and Accounting Officer)                )
                                                                   )
ARNOLD F. BROOKSTONE*     Director                                 )
                                                                   )
EUGENE MILLER*            Director                                 )
                                                                   )
STEPHEN B. SCHWARTZ*      Director                                 )
                                                                   )
DENNIS KESSLER*           Director                                 )
                                                                   )
*By:  /s/ David Unger     Individually and as Attorney-in-Fact     )
      David Unger                                                  )

I, Michael D. Bennett, certify that:

1.   I have reviewed this annual report on Form 10-K of MFRI, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003


_____________________
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

I, David Unger, certify that:

1.   I have reviewed this annual report on Form 10-K of MFRI, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003


_____________________
David Unger
Director and Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

                                  EXHIBIT INDEX



  Exhibit No.                             Description
--------------  ----------------------------------------------------------------
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

     10(c) 2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company's Schedule TO filed on May 25, 2001(SEC File No. 0-18370)]

     10(d) Form of Directors Indemnification Agreement [Incorporated by reference to Exhibit-10.7 to Registration Statement No.33-70298]

     10(e) Offer to Exchange dated May 25, 2001 [Incorporated by reference to Exhibit(a)(1)(A) to the Company's Schedule TO filed on May 25, 2001(SEC File No. 0-18370)]

     10(f) Form of Supplemental Letter to Eligible Option holders [Incorporated by reference to Exhibit (a)(1)(C) to Amendment No. 3 to the Company's Schedule TO filed on June 19, 2001 (SEC File No. 0-18370)]

     21*        Subsidiaries of MFRI, Inc.

     23*        Consent of Deloitte & Touche LLP

     24* Power of Attorney executed by directors and officers of the Company

     99(a)* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Michael D. Bennett

     99(b)* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - David Unger








*        Filed herewith

                                                                      Exhibit 21


MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                                      Exhibit 23




INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3 and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated May 12, 2003, (which report expresses an unqualified opinion and includes an explanatory paragraph as to MFRI, Inc.'s change in its method of accounting for goodwill and intangible assets) appearing in the Annual Report on Form 10-K of MFRI, Inc. and subsidiaries for the year ended January 31, 2003.




DELOITTE & TOUCHE LLP

Chicago, Illinois
May 12, 2003

                                                                      Exhibit 24

                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of MFRI, INC., a Delaware corporation (the "Company"), does hereby constitute and appoint DAVID UNGER, HENRY M. MAUTNER and MICHAEL D. BENNETT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company's filing of an annual report on Form 10-K for the Company's fiscal year 2002, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director or officer, or both, of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of this 21st day of April, 2003.




 //s/ David Unger                                 /s/ Arnold F. Brookstone
David Unger, Chairman of the Board of             Arnold F. Brookstone, Director
Directors, President and Chief Executive
Officer (Principal Executive Officer)

/s/ Henry M. Mautner                              /s/ Don Gruenberg
Henry M. Mautner, Vice Chairman of                Don Gruenberg, Director and
the Board of Directors                            Vice President

/s/ Bradley E. Mautner                            /s/ Eugene Miller
Bradley E. Mautner, Director                      Eugene Miller, Director
and Executive Vice President

/s/ Gene K. Ogilvie                               /s/ Stephen B. Schwartz
Gene K. Ogilvie, Director and                     Stephen B. Schwartz, Director
Vice President

/s/ Michael D. Bennett                            /s/ Dennis Kessler
Michael D. Bennett, Vice President,               Dennis Kessler, Director
Secretary and Treasurer (Principal
Financial and Accounting Officer)

/s/ Fati A. Elgendy
Fati A. Elgendy, Director and
Vice President

                                                                   Exhibit 99(a)

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer), of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended January 31, 2003 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


____________________________
Michael D. Bennett
May 14, 2003

                                                                   Exhibit 99(b)


                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer), of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended January 31, 2003 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


____________________________
David Unger
May 14, 2003