Form 10-Q
period 2003-04-30
MFRI INC
filed 2003-06-23
CIK 914122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X       EXCHANGE ACT OF 1934
--------- ----------------------------------------------------------------------

For the quarterly period ended                 April 30, 2003
                               -------------------------------------------------

                                                           OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------- ----------------------------------------------------------------------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b). Yes _____ No __X__

On June 23, 2003, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2003. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year ending January 31, 2004.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         2003        2002(1)
                                                       --------     --------
Net sales                                              $ 28,010     $ 26,768

Cost of sales                                            22,816       21,139
                                                       --------     --------
                                                          5,194        5,629
Gross profit

Selling expense                                           2,600        2,261
General and administrative expense                        3,543        3,155
                                                       --------     --------
                                                           (949)         213
Income (loss) from operations
Other Income                                                 10         -
Interest expense                                            492          519
                                                       --------     --------
Loss before income taxes and cumulative effect
  of accounting change                                   (1,431)        (306)

Income tax (benefit)                                       (566)        (124)
                                                       --------     --------

Loss before cumulative effect of accounting change         (865)        (182)

Cumulative effect of a change in accounting for
  goodwill, net of tax benefit of $1,110 in 2002           -         (10,739)
                                                       --------     --------
Net loss                                               $   (865)    $(10,921)
                                                       ========     ========

Weighted average common shares outstanding                4,922        4,922
Weighted average common shares outstanding assuming
  full dilution                                           4,922        4,922

Basic earnings per share
    Loss before cumulative effect of accounting
      change                                           $  (0.18)     $ (0.04)
    Cumulative effect of accounting change                  -          (2.18)
    Net loss                                           $  (0.18)     $ (2.22)

Diluted earnings per share
    Loss before cumulative effect of accounting
      change                                           $  (0.18)     $ (0.04)
    Cumulative effect of accounting change                  -          (2.18)
    Net loss                                           $  (0.18)     $ (2.22)

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change.

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

                                                       April 30,    January 31,
Assets                                                   2003          2003
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                            $    320     $    346
  Restricted cash                                           137          276
  Trade accounts receivable, net                         19,947       17,806
  Accounts receivable - related companies                   582          329
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     1,912        2,044

  Income taxes receivable                                 1,695        1,043
  Inventories                                            19,756       19,582
  Deferred income taxes                                   1,822        1,822
  Prepaid expenses and other current assets                 909        1,828
                                                       --------     --------
    Total current assets                                 47,080       45,076

Property, plant and equipment, net                       28,533       27,888

Other Assets:
  Assets held for sale                                      271          277
  Patents, net of accumulated amortization                  812          844
  Goodwill                                                2,403        2,353
  Other assets                                            2,455        2,538
                                                       --------     --------
    Total other assets                                    5,941        6,012
                                                       --------     --------
Total Assets                                           $ 81,554     $ 78,976
                                                       ========     ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                               $ 12,378     $  9,673
  Accrued compensation and payroll taxes                  2,098        2,193
  Other accrued liabilities                               2,522        2,262
  Commissions payable                                     3,471        4,163
  Current maturities of long-term debt                   17,711        2,415
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                287          299
  Income taxes payable                                       75           82
                                                       --------     --------
    Total current liabilities                            38,542       21,087

Long-Term Liabilities:
  Long-term debt, less current maturities                15,069       29,261
  Other                                                   2,044        2,016
                                                       --------     --------
    Total long-term liabilities                          17,113       31,277

Stockholderss Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in April 2003 and January 2003;
    4,922 issued and outstanding in April 2003 and
    January 2003                                             49           49
  Additional paid-in capital                             21,397       21,397
  Retained earnings                                       5,332        6,197
  Accumulated other comprehensive loss                     (879)      (1,031)
                                                       --------     --------
    Total stockholders' equity                           25,899       26,612
                                                       --------     --------
Total Liabilities and Stockholders' Equity             $ 81,554     $ 78,976
                                                       ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                      Three Months Ended April 30,
                                                    ----------------------------
                                                         2003        2002(1)
                                                       --------     --------
Cash Flows from Operating Activities:
  Net loss                                             $   (865)    $(10,921)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Cumulative effect of change in accounting for
        goodwill                                           -          10,739
      Provision for depreciation and amortization           945          929
      Loss on sale of property, plant and equipment          10         -
      Change in operating assets and liabilities:
        Trade accounts receivable                        (2,141)         556
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                 119          642
        Inventories                                         (97)        (732)
        Prepaid expenses and other current assets           374         (719)
        Current liabilities                               2,560        1,033
        Other operating assets and liabilities             (427)          (4)
                                                       --------     --------
Net Cash Flows from Operating Activities                    478        1,523
                                                       --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment               10          -
  Purchases of property and equipment                    (1,438)        (286)
  Investment in joint venture                               (10)         (60)
                                                       --------     --------
Net Cash Flows from Investing Activities                 (1,438)        (346)
                                                       --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                 (38)         (32)
  Borrowings under revolving, term and mortgage
    loans                                                 1,417        3,477
  Repayment of debt                                        (389)      (4,599)
                                                       --------     --------
Net Cash Flows from Financing Activities                    990       (1,114)
                                                       --------     --------

Effect of Exchange Rate Changes on Cash
  And Cash Equivalents                                      (56)          15
                                                       --------     --------

Net Increase in Cash and Cash Equivalents                   (26)          78

Cash and Cash Equivalents - Beginning of Period             346          119
                                                       --------     --------

Cash and Cash Equivalents - End of Period              $    320     $    197
                                                       ========     ========

Supplemental cash flow information:

  Cash paid for:
    Interest, net of capitalized amounts               $    480     $    529
    Income taxes, net of refunds received                     3           38

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change.

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2003

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended January 31, 2003. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2003 audited financial statements have been omitted from these interim financial statements. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.


2.   Inventories consisted of the following:

                                                       April 30,   January 31,
     (In thousands)                                      2003         2003
                                                       --------     --------
       Raw materials                                   $ 14,573     $ 14,647
       Work in process                                    2,154        1,881
       Finished goods                                     3,029        3,054
                                                       --------     --------
       Total                                           $ 19,756     $ 19,582
                                                       ========     ========

3. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $812,000 and $844,000 at April 30, 2003 and January 31, 2003, respectively. Accumulated amortization was $1,317,000 and $1,273,000 at April 30, 2003 and January 31, 2003, respectively. Future amortizations over the next five years ending January 31, will be 2004 - $177,500, 2005 - $177,500, 2006 -
     $177,500, 2007 - $171,500 and 2008 - $26,400.

4. Assets held for sale: Certain machinery in Perma-Pipe is classified as held-for-sale. The estimated fair value is $271,000 and $277,000 at April 30, 2003 and January 31, 2003, respectively. The weighted average remaining useful lives is 7.2 years.

5. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                           Three Months Ended
     (In thousands)                                             April 30,
                                                          ---------------------
                                                            2003        2002(1)
                                                          --------     --------
     Net Loss                                             $   (865)    $(10,921)
                                                          ========     ========
     Basic weighted average common
       shares outstanding                                    4,922        4,922
     Dilutive effect of stock options                         -            -
                                                          --------     --------
     Weighted average common shares
       outstanding assuming full dilution                    4,922        4,922
                                                          ========     ========
     Basic earnings per share
     Loss before cumulative effect of
       accounting change                                  $  (0.18)    $  (0.04)
     Loss on cumulative effect of accounting
       change                                                 -           (2.18)
     Net loss                                             $  (0.18)    $  (2.22)

     Diluted earnings per share
     Loss before cumulative effect of
       accounting change                                  $  (0.18)    $  (0.04)
     Loss on cumulative effect of accounting
       change                                                 -           (2.18)
     Net loss                                             $  (0.18)    $  (2.22)

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change.

     The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares were 939,000 and 846,000 for the three months ended April 30, 2003 and 2002, respectively. These options were outstanding at the end of each of the respective periods.

6.   The components of comprehensive loss, net of tax, were as follows:

                                                           Three Months Ended
     (In thousands)                                             April 30,
                                                          ---------------------
                                                            2003        2002(1)
                                                          --------     --------
     Net Loss                                             $   (865)    $(10,921)

     Change in foreign currency translation adjustments        152           63
                                                          --------     --------
     Comprehensive loss                                   $   (713)    $(10,858)
                                                          ========     ========

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change. Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the following:


     (In thousands)                                     April 30,   January 31,
                                                          2003         2003
                                                        --------     --------

     Accumulated translation adjustment                 $    191     $     39
     Minimum pension liability adjustment (net of
       tax benefit of $655 at April 30 and
       January 31, 2003)                                  (1,070)      (1,070)
                                                        --------     --------
       Total                                            $   (879)    $ (1,031)
                                                        ========     ========

7. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

                                                           Three Months Ended
     (In thousands)                                             April 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
     Net Sales:
       Filtration Products                                $ 13,390     $ 12,392
       Piping Systems                                        8,805        9,323
       Industrial Process Cooling Equipment                  5,815        5,053
                                                          --------     --------
     Total Net Sales                                      $ 28,010     $ 26,768
                                                          ========     ========

     Gross Profit:
       Filtration Products                                $  2,275     $  2,216
       Piping Systems                                        1,274        2,018
       Industrial Process Cooling Equipment                  1,645        1,395
                                                          --------     --------
     Total Gross Profit                                   $  5,194     $  5,629
                                                          ========     ========

     Income (loss) from Operations:
       Filtration Products                                $    198     $    370
       Piping Systems                                          105          731
       Industrial Process Cooling Equipment                      8            1
       Corporate                                            (1,260)        (889)
                                                          --------     --------
     Income (loss) from Operations                        $   (949)    $    213
                                                          ========     ========

     8. In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," parts of which apply to existing contracts, but is generally effective for contracts entered into after June 30, 2003. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and, among other issues, clarifies the conditions under which a contract with a net initial investment should be accounted for as a derivative instrument and amends the definition of an underlying to conform with the language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

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

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on April 30, 2003.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements - the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Adoption of SFAS No. 145 will result in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of the prior year financial information.

          On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the quarters ended April 30, 2003 and

          April 30, 2002. SFAS No.142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment at its adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. The impairment loss was restated to the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill, net of accumulated amortization, was $2,403,000 and $2,353,000 at April 30, 2003 and January 31, 2003, respectively.

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

     9. The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2003 and 2002, the Company's pro forma net income (loss) and earnings (loss) per share would have been unchanged from the reported amounts for the quarters ended April 30, 2003 and 2002, as no stock options were granted in those quarters.

                                                                       Three Months Ended
                                                                            April 30,
                                                                     ---------------------
                                                                       2003        2002(1)
                                                                     --------     --------
          Net loss - as reported (in thousands)                      $   (865)    $(10,921)
          Compensation cost under fair-market value-based
            accounting method, net of tax (in thousands)                  (34)         (34)
                                                                     --------     --------
          Net loss - pro forma (in thousands)                            (899)     (10,955)
          Net loss per common share - basic, as reported             $  (0.18)    $  (2.22)
          Net loss per common share - basic, pro forma               $  (0.18)    $  (2.23)
          Net loss per common share - diluted, as reported           $  (0.18)    $  (2.22)
          Net loss per common share - diluted, pro forma             $  (0.18)    $  (2.23)
          Reported diluted EPS higher than pro forma diluted EPS         -        $  (0.01)

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change.

10. On January 29, 2003, the Company obtained a loan from a Danish bank to purchase a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1 percent with quarterly payments of $19,000 for both principal and interest.

     On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution (described below) to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is scheduled to pay $188,000 in aggregate principal on the last days of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is scheduled to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement (defined below) and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such a prepayment on July 31, 2002. The Company's noncompliance with a covenant under the Loan Agreement described below, of which the holders of the Notes have been kept timely informed by management, constitutes an event of default under the Note Purchase Agreement. However, the holders of Notes due 2007 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreement to date. See the Loan Agreement paragraph below for a discussion of negotiation of waiver and amendment under the Loan Agreement.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2003, the prime rate was 4.25 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. As of April 30, 2003, the Company had borrowed $11,630,000 and had $2,072,000 available to it under the revolving line of credit. In addition, $6,089,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2003, the amount of restricted cash was $137,000. Cash required for operations is provided by draw-downs on the line of credit. At April 30, 2003, the Company was not in compliance with one covenant under the Loan Agreement. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date. The Company and the lender are discussing a waiver and amendment. The Company believes it is probable that agreement will be reached for the waiver and amendment, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained.

     As required by generally accepted accounting principles, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current in the accompanying Balance Sheet.

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

     The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At April 30, 2003, borrowings under these credit arrangements totaled $525,000; an additional $82,000 remained unused. Effective in January 2003, Boe-Therm's line of credit was increased from 2,500,000 DKK to 3,000,000 DKK. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various foreign trade activities and contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," and "likely," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.


RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended April 30

Net sales of $28,010,000 for the quarter ended April 30, 2003 increased 4.6 percent from $26,768,000 for the comparable quarter ended April 30, 2003. (See discussion of each business segment below.)

Gross profit of $5,194,000 decreased 7.7 percent from $5,629,000 in the prior year quarter, and gross margin decreased to 18.5 percent of net sales in the current year from 21.6 percent of net sales in the prior year quarter. (See discussion of each business segment below.)

Net loss before cumulative effect of accounting change increased 375.3 percent to $865,000 in the current year quarter from $182,000 in the prior year quarter, and net loss before cumulative effect of accounting change per common share (diluted) increased to $0.18 from a loss of $0.04. The increase in net loss was primarily due to decreased gross profit and increased selling and general and administrative expenses.

Filtration Products Business

Three months ended April 30

Net sales for the quarter ended April 30, 2003 increased 8.1 percent to $13,390,000 from $12,392,000 for the comparable quarter in the prior year. This increase is primarily due to increased sales of pleated filter elements.

Gross profit as a percent of net sales decreased from 17.9 percent in the prior year to 17.0 percent in the current year, primarily as a result of product mix and competitive pricing pressures in the marketplace.

Selling  expense for the quarter ended April 30, 2003 increased to $1,431,000 or
10.7 percent of net sales from $1,222,000 or 9.9 percent of net sales for the comparable quarter in the prior year. The increase is attributable to higher advertising, commissions and travel expenses.

General and administrative expenses increased to $646,000 or 4.8 percent of net sales in the current year quarter from $622,000 or 5.0 percent of net sales for the comparable quarter in the prior year.

Piping Systems Business

Three months ended April 30

Net sales decreased 5.6 percent from $9,323,000 in the prior year quarter to $8,805,000 for the quarter ended April 30, 2003. This decrease is primarily due to the lower pricing for an equivalent volume of work as in the prior-year quarter.

Gross  profit as a percent  of net sales  decreased  from 21.7  percent  to 14.5
percent   due  to  the  lower   pricing   referred   to  above   and   increased
hospitalization.

Selling expense increased from $339,000 or 3.6 percent of net sales for the prior year quarter to $341,000 or 3.9 percent of net sales in the current year quarter. The percent increase is primarily due to lower sales at the same spending levels.

General and administrative expense decreased from $948,000 in the prior year quarter to $827,000 in the current year quarter, and decreased as a percent of net sales from 10.2 percent to 9.4 percent. The decrease is primarily due to reduced salaries charged to general and administrative expense and lower legal expense.

Industrial Process Cooling Equipment Business

Three months ended April 30

Net sales of $5,815,000 for the quarter ended April 30, 2003 increased by 15.1 percent from $5,053,000 for the comparable quarter in the prior year. The increase is due primarily to sales from the product lines associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities) and to some recovery from the weak economy.

Gross profit increased from 27.6 percent of net sales in the prior year quarter to 28.3 percent of net sales in the current year quarter, primarily due to higher-margin product sales associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities) and improved efficiency.

Selling expense increased to $828,000 or 14.2 percent of net sales in the current year quarter from $700,000 or 13.9 percent of net sales in the prior year quarter. The increase is due to the costs of additional salespeople associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

General and administrative expense increased from $697,000 or 13.8 percent of net sales in the prior year quarter to $810,000 or 13.9 percent of net sales in the current year quarter. This increase is due to the additional headcount associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities) as well as expenses incurred in the current quarter related to Thermal Care's efforts to acquire ISO (International Organization for Standardization) certification for quality management and control.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc. Corporate that has not been allocated to the business segments.

Three months ended April 30

General and administrative expense increased from $889,000 in the prior year quarter to $1,260,000 in the current year quarter, and increased as a percentage of net sales from 3.3 percent in the prior year quarter to 4.5 percent in the current year quarter. The increase is mainly due to increased salaries due to filled positions that were vacant in the prior-year quarter, partially offset by reduced expenses for temporary help, increased information services costs related to servicing the business segments, increased loan amortization expense due to debt restructuring in July 2002, and an adjustment for accrued expenses.

Interest expense decreased to $492,000 for the current year quarter from $519,000 in the prior year quarter. The decrease is primarily due to slightly lower average costs of borrowing.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2003 were $320,000 as compared to $197,000 at April 30, 2002. For the current year period, net cash provided from operating activities was $478,000, net debt borrowing was $990,000, and net purchases of property and equipment was $1,438,000.

Net cash provided by operating activities was $478,000 for the three months ended April 30, 2003, compared with $1,523,000 for the three months ended April 30, 2002. The increase in current liabilities of $2,560,000 and the decreases in prepaid and other current assets of $374,000 and in costs and estimated earnings in excess of billings on uncompleted contracts of $119,000 were partially offset by increases in trade receivables of $2,141,000 and other operating assets and liabilities of $427,000.

Net cash used for investing activities for the three months ended April 30, 2003 and 2002 were $1,438,000 and $346,000, respectively. Capital expenditures increased from $286,000 in the prior year quarter to $1,438,000 in the current quarter. The increase is primarily due to the construction of a new building in Nakskov, Denmark for the Nordic Air division of Midwesco Filter Resources and the addition of machinery at the Perma-Pipe Lebanon, Tennessee facility.

For the three months ended April 30, 2003, net cash inflows from financing activity was $990,000 of which $38,000 was used for payments on capitalized lease obligations. During the quarter, $1,417,000 was borrowed and $389,000 in debt was paid. In the comparable prior year quarter, the Company used $1,114,000 for net payments of debts, including $32,000 used to repay capitalized lease obligations.

The Company's current ratio was 1.2 to 1 and 2.1 to 1 at April 30, 2003 and January 31, 2003, respectively. Debt to total capitalization at April 30, 2003 increased to 55.9 percent from 54.3 percent at January 31, 2003.

Financing

On January 29, 2003, the Company obtained a loan from a Danish bank to purchase a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1 percent with quarterly payments of $19,000 for both principal and interest.

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution (described below) to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements are 12% per annum if the outstanding principal is greater than $5,000,000 or 10% per annum if the outstanding principal is $5,000,000 or less. The Company is scheduled to pay $188,000 in aggregate principal on the last days of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company is scheduled to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement (defined below) and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such a prepayment on July 31, 2002. The Company's noncompliance with a covenant under the Loan Agreement described below, of which the holders of the Notes have been kept timely informed by management, constitutes an event of default under the Note Purchase Agreement. However, the holders of Notes due 2007 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreement to date. See the Loan Agreement paragraph below for a discussion of negotiation of waiver and amendments under the Loan Agreement.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2003, the prime rate was 4.25 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.00 and 3.00 percentage points respectively. As of April 30, 2003, the Company had borrowed $11,630,000 and had $2,072,000 available to it under the revolving line of credit. In addition, $6,089,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2003, the amount of restricted cash was $137,000. Cash required for operations is provided by draw-downs on the line of credit. At April 30, 2003, the Company was not in compliance with one covenant under the Loan Agreement. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date. The Company and the lender are discussing a waiver and amendment. The Company believes it is probable that agreement will be reached for the waiver and amendment, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained.

As required by generally accepted accounting principles, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current in the accompanying Balance Sheet.

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

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At April 30, 2003, borrowings under these credit arrangements totaled $525,000; an additional $82,000 remained unused. Effective in January 2003, Boe-Therm's line of credit was increased from 2,500,000 DKK to 3,000,000 DKK. The Company also had outstanding letters of credit in the amount of $78,000 to guarantee performance to third parties of various foreign trade activities and contracts.


ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," parts of which apply to existing contracts, but is generally effective for contracts entered into after June 30, 2003. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and, among other issues, clarifies the conditions under which a contract with a net initial investment should be accounted for as a derivative instrument and amends the definition of an underlying to conform with the language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on April 30, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements
- the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Adoption of SFAS No. 145 will result in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of the prior year financial information.

On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the quarters ended April 30, 2003 and April 30, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment at its adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. The impairment loss was restated to the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill, net of accumulated amortization, was $2,403,000 and $2,353,000 at April 30, 2003 and January 31, 2003, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at April 30, 2003 or January 31, 2003.

The changeover from national currencies to the Euro began on January 1, 2002, and has not materially affected, and is not expected to materially affect, the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk by combining fixed-rate long-term debt with floating rate debt.

Item 4.     Controls and Procedures

Within the 90 days prior to the date of this report the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.


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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MFRI, INC.


Date:   June 23, 2003                   /s/ David Unger
                                        -----------------------------------
                                        David Unger
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:   June 23, 2003                   /s/ Michael D. Bennett
                                        -------------------------------------
                                        Michael D. Bennett
                                        Vice President, Secretary and Treasurer
                                        (Principal Financial and Accounting
                                         Officer)

Exhibit 1

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer), of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Bennett
-------------------------------
Michael D. Bennett
June 23, 2003

Exhibit 2


                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer), of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
-------------------------------
David Unger
June 23, 2003

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

June 23, 2003



/s/ Michael D. Bennett
-------------------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

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

June 23, 2003



/s/ David Unger
-------------------------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)