Form 10-Q
period 2003-07-31
MFRI INC
filed 2003-09-15
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                               FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------- ------------------------------------------------------------------------

For the quarterly period ended                  July 31, 2003
                              --------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------- ------------------------------------------------------------------------


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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No  X
                                                -----    -----

On September 15, 2003, there were 4,922,364 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2003. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year ending January 31, 2004.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                                          Three Months Ended        Six Months Ended
                                                                July 31,                July 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(1)      2003        2002(1)
                                                         --------     --------    --------     --------
Net sales                                                $ 33,148     $ 34,326    $ 61,158     $ 61,095
Cost of sales                                              25,467       26,087      48,283       47,104
                                                         --------     --------    --------     --------
Gross profit                                                7,681        8,239      12,875       13,991

Operating expenses:
  Selling expense                                           2,564        2,614       5,164        4,875
  General and administrative expense                        3,786        4,662       7,329        7,940
                                                         --------     --------    --------     --------
    Total operating expenses                                6,350        7,276      12,493       12,815
                                                         --------     --------    --------     --------
Income from operations                                      1,331          963         382        1,176
Income from Joint Venture                                     176         -            186         -
Interest Expense - net                                        528          517       1,020        1,036
                                                         --------     --------    --------     --------
Income (loss) before income taxes, extraordinary item
  and cumulative effect of accounting change                  979          446        (452)         140
Income taxes (benefit)                                        376          184        (190)          60
                                                         --------     --------    --------     --------
Income (loss) before extraordinary item and cumulative
  effect of accounting change                                 603          262        (262)          80

Extraordinary gain, net of tax of $138                       -             208        -             208
                                                         --------     --------    --------     --------

Income (loss) before cumulative effect of accounting
  change                                                      603          470        (262)         288
Cumulative effect of a change in accounting for
  goodwill, net of tax benefit of $1,110                     -            -           -         (10,739)
                                                         --------     --------    --------     --------
Net income (loss)                                        $    603     $    470    $   (262)    $(10,451)
                                                         ========     ========    ========     ========

Weighted average common shares outstanding
  (basic and fully diluted)                                 4,922        4,922       4,922        4,922

Basic earnings per share
  Income (loss) before extraordinary item and
    cumulative effect of accounting change               $   0.12     $   0.05    $  (0.05)    $   0.02
    accounting change                                    $   0.12     $   0.10    $  (0.05)    $   0.06
  Cumulative effect of accounting change                     -            -           -           (2.18)
  Net income (loss)                                      $   0.12     $   0.10    $  (0.05)    $  (2.12)

Diluted earnings per share
  Income (loss) before extraordinary item and
    cumulative effect of accounting change               $   0.12     $   0.05    $  (0.05)    $   0.02
  Income (loss) before cumulative effect of
    accounting change                                    $   0.12     $   0.10    $  (0.05)    $   0.06
  Cumulative effect of accounting change                     -            -           -           (2.18)
  Net income (loss)                                      $   0.12     $   0.10    $  (0.05)    $  (2.12)

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142 and the second quarter of fiscal year 2002 was restated to reclass the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

                                                         July 31,    January 31,
Assets                                                    2003          2003
--------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                              $    204     $    346
  Restricted cash                                             142          276
  Trade accounts receivable, net                           19,297       17,806
  Accounts receivable - related companies                     716          329
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                       2,469        2,044
  Income taxes receivable                                   1,490        1,043
  Inventories                                              19,159       19,582
  Deferred income taxes                                     2,090        1,822
  Prepaid expenses and other current assets                   597        1,828
                                                         --------     --------
    Total current assets                                   46,164       45,076

Property, plant and equipment, net                         28,707       27,888

Other Assets:
  Assets held for sale                                        147          277
  Patents, net of accumulated amortization                    777          844
  Goodwill                                                  2,410        2,353
  Other assets                                              2,267        2,538
                                                         --------     --------
    Total other assets                                      5,601        6,012
                                                         --------     --------
Total Assets                                             $ 80,472     $ 78,976
                                                         ========     ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                                 $  9,493     $  9,673
  Accrued compensation and payroll taxes                    2,150        2,193
  Other accrued liabilities                                 2,999        2,262
  Commissions payable                                       4,103        4,163
  Current maturities of long-term debt                     16,734        2,415
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         525          299
  Income taxes payable                                        232           82
                                                         --------     --------
    Total current liabilities                              36,236       21,087

Long-Term Liabilities:
  Long-term debt, less current maturities                  15,646       29,261
  Other                                                     2,069        2,016
                                                         --------     --------
    Total long-term liabilities                            17,715       31,277

Stockholders' Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in July 2003 and January 2003;
    4,922 issued and outstanding in July 2003 and
    January 2003                                               49           49
  Additional paid-in capital                               21,397       21,397
  Retained earnings                                         5,935        6,197
  Accumulated other comprehensive loss                       (860)      (1,031)
                                                         --------     --------
         Total stockholders' equity                        26,521       26,612
                                                         --------     --------
Total Liabilities and Stockholders' Equity               $ 80,472     $ 78,976
                                                         ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands)                                         Six Months Ended July 31,
                                                       -------------------------
                                                           2003        2002(1)
                                                         --------     --------
Cash Flows from Operating Activities:
  Net loss                                               $   (262)    $(10,451)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Cumulative effect of change in accounting for
        goodwill                                             -          10,739
      Extraordinary (gain), net of tax of $138               -            (208)
      (Income) from joint venture                            (186)        -
      Provision for depreciation and amortization           2,023        1,919
      (Gain) loss on sale of property, plant and
        equipment                                             (21)        -
      Change in operating assets and liabilities:
        Trade accounts receivable                          (1,491)      (2,392)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                  (199)         215
        Inventories                                           502         (671)
        Prepaid expenses and other current assets             512         (765)
        Current liabilities                                   135        4,015
        Other operating assets and liabilities                560         (908)
                                                         --------     --------
Net Cash Flows from Operating Activities                    1,573        1,493
                                                         --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                466         -
  Purchases of property and equipment                      (2,804)        (587)
  Purchase of a business by acquiring specified assets
    and assuming specified liabilities                       -            (500)
  Investment in joint venture                                -             (60)
                                                         --------     --------
Net Cash Flows from Investing Activities                   (2,338)      (1,147)
                                                         --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                   (75)         (68)
  Borrowings under revolving, term and mortgage loans      11,669       17,729
  Repayment of debt                                       (11,019)     (17,890)
                                                         --------     --------
Net Cash Flows from Financing Activities                      575         (229)
                                                         --------     --------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         48           17
                                                         --------     --------
Net increase (decrease) in Cash and Cash Equivalents         (142)         134

Cash and Cash Equivalents - Beginning of Period               346          119
                                                         --------     --------

Cash and Cash Equivalents - End of Period                $    204     $    253
                                                         ========     ========

Supplemental cash flow information:
  Cash paid for:
    Interest, net of capitalized amounts                 $  1,016     $  1,022
    Income taxes, net of refunds received                       5           66

1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142 and the second quarter of fiscal year 2002 was restated to reclass the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

See notes to condensed consolidated financial statements.

MFRI,  INC.  AND SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS  (UNAUDITED)
JULY 31, 2003

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

2.   Inventories consisted of the following:

                                                         July 31,    January 31,
     (In thousands)                                        2003         2003
                                                         --------     --------
        Raw materials                                    $ 13,871     $ 14,647
        Work in process                                     2,160        1,881
        Finished goods                                      3,128        3,054
                                                         --------     --------
        Total                                            $ 19,159     $ 19,582
                                                         ========     ========

3. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $777,000 and $844,000 at July 31, 2003 and January 31, 2003, respectively.
     Accumulated amortization was $1,363,000 and $1,273,000 at July 31, 2003 and January 31, 2003, respectively. Future amortizations over the next five years ending January 31, will be 2004 - $177,500, 2005 - $177,500, 2006 -
     $177,500, 2007 - $171,500 and 2008 - $26,400.

4. Assets held for sale: Certain machinery in Perma-Pipe is classified as held-for-sale. The estimated fair value is $147,000 and $277,000 at July 31, 2003 and January 31, 2003, respectively. At July 31, 2003, the estimated remaining useful life is 5.0 years.

5. Investment in Joint Venture: In April 2002, the Company's Piping Systems Business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. During the year ended January 31, 2003, the Company invested $67,000 as its initial capital contribution and its share of advances to fund costs and expenses. The Company accounts for its joint venture investment using the equity method. The Company's share of income for the current year is $186,000.

6. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                           Three Months Ended        Six Months Ended
     (In thousands)                                              July 31,                July 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(1)      2003        2002(1)
                                                         --------     --------    --------     --------
     Net income (loss)                                   $    603     $    470    $   (262)    $(10,451)
                                                         ========     ========    ========     ========
      Basic weighted average common
       shares outstanding                                   4,922        4,922       4,922        4,922
     Dilutive effect of stock options                        -            -           -            -
                                                         --------     --------    --------     --------
     Weighted average common shares
       outstanding assuming full dilution                   4,922        4,922       4,922        4,922
                                                         ========     ========    ========     ========

     Basic earnings per share
     Income (loss) before cumulative effect of
       accounting change                                 $   0.12     $   0.10    $  (0.05)    $   0.06
     Cumulative effect of accounting
       change                                                -            -           -            (2.18)
     Net income (loss)                                   $   0.12     $   0.10    $  (0.05)    $  (2.12)

     Diluted earnings per share
     Income (loss) before cumulative effect of
       accounting change                                 $   0.12     $   0.10    $  (0.05)    $   0.06
     Cumulative effect of accounting
       change                                                -            -           -            (2.18)
     Net income (loss)                                   $   0.12     $   0.10    $  (0.05)    $  (2.12)

     1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142 and the second quarter of fiscal year 2002 was restated to reclass the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

          Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

     The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares were 1,002,000 and 926,000 for the three months ended July 31, 2003 and 2002, respectively, and 971,000 and 886,000 for the six months ended July 31, 2003 and 2002, respectively. These options were outstanding at the end of each of the respective periods.

7.   The components of comprehensive income (loss), net of tax, were as follows:

                                                           Three Months Ended        Six Months Ended
     (In thousands)                                              July 31,                July 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(1)      2003        2002(1)
                                                         --------     --------    --------     --------
     Net income (loss)                                   $    603     $    470    $   (262)    $(10,451)
     Change in foreign currency translation
       adjustments                                             19          339         171          401
                                                         --------     --------    --------     --------
        Comprehensive income (loss)                      $    622     $    809    $    (91)    $(10,050)
                                                         ========     ========    ========     ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed consolidated balance sheet consists of the following:

                                                         July 31,    January 31,
     (In thousands)                                        2003         2003
                                                         --------     --------
     Accumulated translation adjustment                  $    210     $     39
     Minimum pension liability adjustment (net of
       tax benefit of $655 at July 31 and
       January 31, 2003)                                   (1,070)      (1,070)
                                                         --------     --------
         Total                                           $   (860)    $ (1,031)
                                                         ========     ========

     1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142 and the second quarter of fiscal year 2002 was restated to reclass the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

          Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

8. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

                                                           Three Months Ended        Six Months Ended
     (In thousands)                                              July 31,                July 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(1)      2003        2002(1)
                                                         --------     --------    --------     --------
     Net Sales:
       Filtration Products                               $ 14,587     $ 13,575    $ 27,977     $ 25,967
       Piping Systems                                      12,148       14,471      20,953       23,795
       Industrial Process Cooling Equipment                 6,413        6,280      12,228       11,333
                                                         --------     --------    --------     --------
     Total Net Sales                                     $ 33,148     $ 34,326    $ 61,158     $ 61,095
                                                         ========     ========    ========     ========
     Gross Profit:
       Filtration Products                               $  3,060     $  2,792    $  5,335     $  5,005
       Piping Systems                                       2,804        3,435       4,078        5,577
       Industrial Process Cooling Equipment                 1,817        2,012       3,462        3,409
                                                         --------     --------    --------     --------
     Total Gross Profit                                  $  7,681     $  8,239    $ 12,875     $ 13,991
                                                         ========     ========    ========     ========
     Income (loss) from Operations:
       Filtration Products                               $    761     $    174    $    959     $    544
       Piping Systems                                       1,551        1,776       1,656        2,508
       Industrial Process Cooling Equipment                   273          298         281          299
       Corporate                                           (1,254)      (1,285)     (2,514)      (2,175)
                                                         --------     --------    --------     --------
     Income from Operations                              $  1,331       $  963    $    382     $  1,176
                                                         ========     ========    ========     ========

     1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142 and the second quarter of fiscal year 2002 was restated to reclass the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

          Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

9. In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity," effective in June 2003. SFAS No. 150 requires an issuer to classify, as liabilities, any financial instruments that fall within the scope of this pronouncement. Many of those instruments were previously classified as equity. Adoption of SFAS 150 did not have a material effect on the results of operations, financial condition, or cash flows of the Company.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," parts of which apply to existing contracts, but which is generally effective for contracts entered into after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of variable interest entities, an interpretation of ARB No. 51," which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation" which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on July 31, 2003.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements - the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items.
     Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of the prior year financial information.

     On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the quarters and six-month periods ended July 31, 2003 and July 31, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment at its adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. The impairment loss was restated to the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,410,000 and $2,353,000 at July 31, 2003 and January 31, 2003, respectively. The change from $2,353,000 at January 31, 2003 to $2,410,000 at July 31, 2003 was due to foreign currency translation.

10. The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2003 and 2002, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                           Three Months Ended        Six Months Ended
                                                                 July 31,                July 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(1)      2003        2002(1)
                                                         --------     --------    --------     --------
     Net income (loss) - as reported (in
       thousands)                                        $    603     $    470    $   (262)    $(10,451)
     Compensation cost under fair-market
       value-based accounting method, net
       of tax (in thousands)                                  (45)         (35)        (79)         (69)
     Net income (loss) - pro forma (in
       thousands)                                        $    558     $    435    $   (341)    $(10,520)
     Net income (loss) per common share -
       basic, as reported                                $   0.12     $   0.10    $  (0.05)    $  (2.12)
     Net income (loss) per common share -
       basic, pro forma                                  $   0.11     $   0.09    $  (0.07)    $  (2.14)
     Net income (loss) per common share -
       diluted, as reported                              $   0.12     $   0.10    $  (0.05)    $  (2.12)
     Net income (loss) per common share -
       diluted, pro forma                                $   0.11     $   0.09    $  (0.07)    $  (2.14)

     1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142 and the second quarter of fiscal year 2002 was restated to reclass the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

          Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

11. On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 ("Prior Term Loans"). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000.

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

     At July 31, 2003, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). The holders of Notes due 2007 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date. See the Loan Agreement paragraph below for a discussion relating to a waiver and amendment under the Loan Agreement.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2003, the prime rate was 4.00 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.00 percentage points, respectively.

     As of July 31, 2003, the Company had borrowed $11,028,000 and had $1,031,000 available to it under the revolving line of credit. In addition, $6,140,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2003, the amount of restricted cash was $142,000. Cash required for operations is provided by draw-downs on the line of credit.

     At July 31, 2003, the Company was not in compliance with two covenants under the Loan Agreement. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan
     Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date. The Company and the lender are discussing a waiver and amendment. The Company believes it is probable that agreement will be reached for the waiver and amendment, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current in the accompanying Balance Sheet.

     The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At July 31, 2003, borrowings under these credit arrangements totaled $415,000; an additional $237,000 remained unused.

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

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended July 31

Net sales of  $33,148,000  for the  quarter  ended July 31, 2003  decreased  3.4 percent from $34,326,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $7,681,000 decreased 6.8 percent from $8,239,000 in the prior year quarter, and gross margin decreased to 23.2 percent of net sales in the current year from 24.0 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income before extraordinary item and cumulative effect of accounting change increased 130.0 percent to $603,000 in the current year quarter from $262,000 in the prior year quarter. Net income before extraordinary item and cumulative effect of accounting change per common share (diluted) increased to $0.12 from $0.05. The increase in net income was due to lower general and administrative expenses and income from a joint venture investment, partially offset by decreased gross profits. (See discussion of each business segment below.)

Six months ended July 31

Net sales of $61,158,000 for the six months ended July 31, 2003 increased 0.1 percent from $61,095,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $12,875,000 decreased 8.0 percent from $13,991,000 for the comparable period in the prior year, while gross margin decreased to 21.1 percent of net sales in the current year from 22.9 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income before extraordinary item and cumulative effect of accounting change decreased from $80,000 for the six months ended July 31, 2002, to a net loss of $262,000 in the comparable period ended July 31, 2003. Net income before extraordinary item and cumulative effect of accounting change per common share

(diluted) decreased from $0.02 in the six months ended July 31, 2002, to a net loss of $0.05 in the current year. The decrease was due to decreased gross profit and increased selling expense in the current year, partially offset by decreased general and administrative expenses and income from a joint venture investment. (See discussion of each business segment below.)

On June 19, 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash. In accordance with SFAS No. 141, the purchase price plus purchase-related expenses is first applied to current assets and any excess of value over the current assets is allocated to extraordinary gain. At July 31, 2002 the purchase, resulted in the recognition of an extraordinary gain of $346,000 ($208,000 net of tax). Management's estimate of the extraordinary gain was adjusted subsequent to July 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.04 per share decrease in net income (loss) for basic and diluted earnings.

The 2002 net loss of $10,451,000 or $2.12 per common share is mainly the result of an adjustment for a write-off of impaired goodwill (see Note 9 of the financial statements). In February 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which requires that goodwill be analyzed for impairment on an annual basis. The Company's analysis of its goodwill in 2002 resulted in a loss on impairment of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000.

Filtration Products Business

Three months ended July 31

Net sales for the quarter ended July 31, 2003 increased 7.5 percent to $14,587,000 from $13,575,000 for the comparable quarter in the prior year. This increase is primarily the result of increased sales of pleated filter elements.

Gross profit as a percent of net sales increased from 20.6 percent in the prior year to 21.0 percent in the current year, primarily as a result of a favorable product mix in the current quarter.

Selling expense for the quarter ended July 31, 2003 was essentially level, at $1,421,000 or 9.7 percent of net sales, compared with $1,406,000 or 10.4 percent of net sales for the comparable quarter last year.

General and administrative expenses decreased from $1,212,000 or 8.9 percent of net sales in the prior-year quarter to $877,000 or 6.0 percent of net sales in the current-year quarter. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled and a warranty claim that has been settled. Additionally, cost-reduction measures implemented in the current year have led to reductions in current general and administrative expense.

Six months ended July 31

Net sales for the six months ended July 31, 2003 increased 7.7 percent to $27,977,000 from $25,967,000 for the comparable period in the prior year. This increase is primarily the result of increased sales of pleated filter elements.

Gross profit as a percent of net sales decreased from 19.3 percent in the prior year to 19.1 percent in the current year, primarily as a result of product mix and competitive pricing pressures in the marketplace.

Selling expense for the six months ended July 31, 2003 increased to $2,852,000 or 10.2 percent of net sales from $2,628,000 or 10.1 percent of net sales for the comparable period in the prior year. The increase is attributable to higher advertising, commissions, and travel expenses, primarily in the first quarter.

General and administrative expenses decreased from $1,833,000 or 7.1 percent of net sales in the prior-year period to $1,523,000 or 5.4 percent of net sales in the current year period. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled and a warranty claim that has been settled. Additionally, cost-reduction measures implemented in the current year have led to reductions in current general and administrative expense.

Piping Systems Business

Three months ended July 31

Net sales decreased 16.1 percent from $14,471,000 in the prior year quarter to $12,148,000 for the quarter ended July 31, 2003. This decrease is primarily due to lower sales in products that are mainly dependent on state and federal government spending, which declined in the quarter.

Gross profit as a percent of net sales decreased from 23.7 percent to 23.1 percent, mainly as a result of the lower margin work to maintain work levels and under-absorption of manufacturing expenses due to lower volume.

Selling expense decreased from $370,000 or 2.6 percent of net sales for the prior year quarter to $346,000 or 2.9 percent of net sales in the current year quarter. The dollar decrease is primarily due to lower marketing expenses and reduced commissions due to lower sales.

General and administrative expense decreased from $1,262,000 in the prior year quarter to $909,000 in the current year quarter, and decreased as a percent of net sales from 8.7 percent to 7.5 percent. The dollar decrease is primarily due to lower management information systems (MIS) expenses, currency exchange gains from the collection of Canadian Dollar accounts receivable, lower management incentive expenses, and reduced salaries charged to general and administrative expense.

Six months ended July 31

Net sales of $20,953,000 for the six months ended July 31, 2003 decreased 12.0 percent from $23,795,000 for the comparable period in the prior year. This decrease is primarily due to lower sales in product lines that are mainly dependent on state and federal government spending, which declined in the quarter.

Gross  profit as a percent  of net sales  decreased  from 23.4  percent  to 19.5
percent,   mainly  due  to  lower  margin  work  to  maintain  work  levels  and under-absorption of manufacturing expenses due to lower volume.

Selling expense decreased from $709,000 or 3.0 percent of net sales in the prior year period to $687,000 or 3.3 percent of net sales in the current year period. The dollar decrease is primarily due to reduced commissions due to lower sales.

General and administrative expense decreased to $1,736,000, compared with $2,360,000 in the prior year period, and decreased as a percent of net sales from 9.9 percent to 8.3 percent. The decrease is primarily due to lower MIS expenses, currency exchange gains from the collection of Canadian Dollar accounts receivable, lower management incentive expenses, and reduced salaries charged to general and administrative expense.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $6,413,000 for the quarter ended July 31, 2003 increased 2.1 percent from $6,280,000 for the comparable quarter in the prior year. The increase is primarily due to new products resulting from the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

Gross profit decreased to 28.3 percent of net sales from 32.0 percent of net sales in the prior-year quarter, primarily due to higher production costs associated with new products.

Selling expense decreased to $797,000 or 12.4 percent of net sales in the current-year quarter from $838,000 or 13.3 percent of net sales in the prior-year quarter. The decrease is due to product mix and lower selling expenses.

General and administrative expense decreased to $746,000 or 11.6 percent of net sales from $876,000 or 13.9 percent of net sales in the prior-year quarter. The decrease is due to elimination of expenses associated with the prior-year completion of a new enterprise resource planning ERP business applications software, partially offset by additional employees and certification expenses for the International Organization for Standardization (ISO).

Six months ended July 31

Net sales of $12,228,000 for the six months ended July 31, 2003 increased 7.9 percent from $11,333,000 for the comparable period in the prior year, mainly due to new products resulting from the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities) and increases in demand for installation and other services.

Gross margin decreased from 30.1 percent of net sales in the prior year to 28.3 percent of net sales in the current year, primarily due to higher production costs associated with new products.

Selling expense increased to $1,625,000 or 13.3 percent of net sales in the current year period from $1,538,000 or 13.6 percent of net sales in the prior year. The dollar increase is primarily due to the additional sales employees associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

General and administrative expense decreased to $1,556,000 or 12.7 percent of net sales in the current year period from $1,572,000 or 13.9 percent of net sales in the prior year. The decrease is due to elimination of expenses associated with the prior-year completion of a new ERP business applications software, partially offset by additional employees and certification expenses for the ISO.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc. Corporate that has not been allocated to the business segments.

Three months ended July 31

General and administrative expense decreased from $1,285,000 in the prior year quarter to $1,254,000 in the current year quarter, and increased as a percentage of net sales from 3.7 percent in the prior year quarter to 3.8 percent in the current year quarter. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of prior-year financial information. In the current year, the decrease is mainly due to reduced hospitalization expense, partially offset by increased loan amortization expense due to debt restructuring in July 2002 and amendments thereafter, and increased costs related to maintenance of director and officer insurance.

Interest expense increased to $528,000 for the current year quarter from $517,000 in the prior year quarter. The increase is primarily due to a new euro-denominated loan acquired in January 2003 by one of the Company's foreign subsidiaries for the construction of a building.

Six months ended July 31

General and administrative expense increased from $2,175,000 in the prior year period to $2,514,000 in the current-year six-month period, and increased as a percentage of net sales from 3.6 percent in the prior year period to 4.1 percent in the current year period. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of prior-year financial information. The increase in the current year is mainly due to increased salaries due to filled positions that were vacant in the prior-year, partially offset by reduced expenses for temporary help, increased loan amortization expense due to debt restructuring in July 2002 and amendments thereafter, and an adjustment for accrued expenses. The above increase was partially offset by reduced hospitalization expense.

Interest expense decreased to $1,020,000 for the current year period from $1,036,000 for the comparable period in the prior year. The decrease is primarily due to reduced interest rates from the July 2002 debt restructuring, partially offset by interest expense on increased debt borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2003 were $204,000 as compared to $253,000 at July 31, 2002. The Company generated $1,573,000 from operations during the first six months. Operating cash flows increased by $80,000 from the same period in the prior year. The cash from investing activities of $466,000 mainly resulted from the sale of certain equipment to a third party in July 2003. The Company leased back the equipment from the third party purchaser. These cash flows, plus borrowings of $575,000 from the Company's credit facility, were used to support $2,804,000 in capital spending.

Trade receivables increased from January 31, 2003 due to sales seasonality. The months of November and December are traditionally our lowest sales months. Inventories decreased from January 31, 2003 due to the reduction of excess specialized inventories at January 2003 for which awaited orders were received. The decrease is also a result of higher levels of work in process inventories from January 2003 that have been completed and sold. Prepaid expenses and other current assets decreased from January 31, 2003 due to the receipt of remaining $1,053,000 receivable from the Danish Bank loan that was obtained in January 2003, partially offset by increased income tax receivable and increased receivable from related companies. Other operating assets and liabilities decreased from January 31, 2003 due to increased real estate taxes related to the timing of the payments, increased sales tax payable due to sales seasonality, partially offset by decreased balance in customer deposits.

Net cash used for investing activities for the six months ended July 31, 2003 and 2002 were $2,338,000 and $1,147,000, respectively. Capital expenditures increased from $587,000 in the prior year to $2,804,000 in the current year. Capital additions of $1,732,000 relate to the Company's construction of a new building for one of its foreign subsidiaries, $110,000 relate to a new ERP business applications software, and the remainder relates to equipment purchases.

Debt totaled $32,380,000, up $704,000 since the beginning of the year. Refer to the 2002 Annual Report for a complete discussion of the Company's debt and credit facilities. For the six months ended July 31, 2003, net cash inflows from financing activity was $575,000, consisting of $650,000 from net borrowings and $75,000 used for payments on capitalized lease obligations. In the comparable prior-year period, the Company used $161,000 for net payments of long-term debts and utilized $68,000 to pay capitalized lease obligations. As of July 31, 2003, scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: remainder of 2003 - $1,238,000; 2004 - $1,634,000; 2005 - $1,399,000; 2006 - $3,066,000; 2007 - $5,933,000; thereafter
- $7,866,000.

The Company's working capital was approximately $9,928,000 at July 31, 2003 compared to approximately $23,990,000 at January 31, 2003. This change is due to the reclassification of long-term debt to current liability due to the unwaived debt covenant non-compliance discussed in Note 11 of the financial statements.

The Company's current ratio was 1.3 to 1 and 2.1 to 1 at July 31, 2003 and January 31, 2003, respectively. Debt to total capitalization at July 31, 2003 increased to 55.0 percent from 54.3 percent at January 31, 2003.

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

At July 31, 2003, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). The holders of Notes due 2007 have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date. See the Loan Agreement paragraph below for a discussion relating to a waiver and amendment under the Loan Agreement.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2003, the prime rate was 4.00 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.00 percentage points, respectively.

As of July 31, 2003, the Company had borrowed $11,028,000 and had $1,031,000 available to it under the revolving line of credit. In addition, $6,140,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2003, the amount of restricted cash was $142,000. Cash required for operations is provided by draw-downs on the line of credit.

At July 31, 2003, the Company was not in compliance with two covenants under the Loan Agreement. The Company has not yet obtained a waiver for such noncompliance. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date. The Company and the lender are discussing a waiver and amendment. The Company believes it is probable that agreement will be reached for the waiver and amendment, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current in the accompanying Balance Sheet.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At July 31, 2003, borrowings under these credit arrangements totaled $415,000; an additional $237,000 remained unused.

ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity," effective in June 2003. SFAS No. 150 requires an issuer to classify, as liabilities, any financial instruments that fall within the scope of this pronouncement. Many of those instruments were previously classified as equity. Adoption of SFAS 150 did not have a material effect on the results of operations, financial condition, or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," parts of which apply to existing contracts, but which is generally effective for contracts entered into after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of variable interest entities, an interpretation of ARB No. 51," which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation" which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on July 31, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements
- the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of the prior year financial information.

On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the quarters and six-month periods ended July 31, 2003 and July 31, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment at its adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. The impairment loss was restated to the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,410,000 and $2,353,000 at July 31, 2003 and January 31, 2003, respectively. The change from $2,353,000 at January 31, 2003 to $2,410,000 at July 31, 2003 was due to foreign currency translation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at July 31, 2003 or January 31, 2003.

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

Item 4.     Controls and Procedures

As of July 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.


          The annual meeting of the stockholders of the Company was held on June 26, 2003. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

                                                   For             Against
                                             ---------------   ---------------
          David Unger                           4,209,000          174,200
          Henry M. Mautner                      4,210,100          174,000
          Bradley E.  Mautner                   4,210,100          174,000
          Arnold F. Brookstone                  4,210,100          174,000
          Eugene Miller                         4,210,100          174,000
          Stephen B. Schwartz                   4,210,100          174,000
          Dennis Kessler                        4,210,100          174,000


Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.
                  Exhibits:

         (31)     Rule 13a - 14(a)/15d - 14(a) Certifications
                  (1)  Chief Executive Officer certification pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002

                  (2)  Chief Financial Officer certification pursuant to Section
                         302 of the Sarbanes-Oxley Act of 2002

         (32)     Section 1350 Certifications
                  (1)  Chief Executive Officer certification pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002

                  (2)  Chief Financial Officer certification pursuant to Section
                         906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MFRI, INC.


Date:     September 15, 2003        /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:     September 15, 2003        /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                                                    Exhibit 31.1
I, David Unger, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MFRI, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 15, 2003


/s/ David Unger
---------------------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                                                    Exhibit 31.2
I, Michael D. Bennett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MFRI, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 15, 2003


/s/ Michael D. Bennett
---------------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

                                                                    Exhibit 32.1

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
------------------------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
September 15, 2003


A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2003 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Bennett
------------------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
September 15, 2003

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.