Form 10-Q
period 2003-10-31
MFRI INC
filed 2003-12-15
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------   ----------------------------------------------------------------------

For the quarterly period ended                   October 31, 2003
                               -------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------   ----------------------------------------------------------------------

For the transition period from             to
                               -----------    -----------

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
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (847) 966-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No   X
                                                -----     -----

On December 15, 2003, there were 4,922,364 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2003. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year ending January 31, 2004.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                                          Three Months Ended        Six Months Ended
                                                              October 31,              October 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(3)      2003        2002(1)(2)
                                                         --------     --------    --------     --------
Net sales                                                $ 32,635     $ 33,230    $ 93,793     $ 94,325
Cost of sales                                              25,732       25,400      74,016       72,504
                                                         --------     --------    --------     --------
Gross profit                                                6,903        7,830      19,778       21,821

Operating expenses:
  Selling expense                                           2,418        2,773       7,582        7,648
  General and administrative expense                        4,242        3,988      11,571       11,928
                                                         --------     --------    --------     --------
    Total operating expenses                                6,660        6,761      19,153       19,576
                                                         --------     --------    --------     --------
Income from operations                                        243        1,069         625        2,245
Income from Joint Venture                                       8           13         193           13
Interest Expense - net                                        500          460       1,519        1,496
                                                         --------     --------    --------     --------
Income (loss) before income taxes, extraordinary item        (249)         622        (701)         762
  and cumulative effect of accounting change
Income taxes (benefit)                                       (123)         259        (313)         319
                                                         --------     --------    --------     --------
Income (loss) before extraordinary item and cumulative       (126)         363        (388)         443
  effect of accounting change
Extraordinary gain (loss), net of tax of $74 and $64 YTD     -            (112)       -              96
                                                         --------     --------    --------     --------
Income (loss) before cumulative effect of accounting         (126)         251        (388)         539
  change

Cumulative effect of a change in accounting for
  goodwill, net of tax benefit of $1,110                     -            -           -         (10,739)
                                                         --------     --------    --------     --------
Net income (loss)                                        $   (126)    $    251    $   (388)    $(10,200)
                                                         ========     ========    ========     ========

Weighted average common shares outstanding
  (basic and fully diluted)                                 4,922        4,922       4,922        4,922

Basic earnings per share
  Income (loss) before extraordinary item and            $  (0.03)    $   0.07    $  (0.08)    $   0.09
    cumulative effect of accounting change
  Income (loss) before cumulative effect of
    accounting change                                    $  (0.03)    $   0.05    $  (0.08)    $   0.11
  Cumulative effect of accounting change                     -            -           -           (2.18)
  Net income (loss)                                      $  (0.03)    $   0.05    $  (0.08)    $  (2.07)

Diluted earnings per share

  Income (loss) before extraordinary item and
    cumulative effect of accounting change               $  (0.03)    $   0.07    $  (0.08)    $   0.09
  Income (loss) before cumulative effect of
    accounting change                                    $  (0.03)    $   0.05    $  (0.08)    $   0.11
  Cumulative effect of accounting change                     -            -           -           (2.18)
  Net income (loss)                                      $  (0.03)    $   0.05    $  (0.08)    $  (2.07)

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142.
(2) The second quarter of fiscal year 2002 was restated to reclassify the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.
(3) Management's estimate of the extraordinary gain was reduced during the quarter ended October 2002 by $185,000 (net of tax of $112,000). Subsequent to October 31, 2002 the extraordinary gain was further adjusted to $35,000 (net of tax of $23,000).

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

                                                       October 31,   January 31,
Assets                                                    2003          2003
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                              $    183     $    346
  Restricted cash                                             195          276
  Trade accounts receivable, net                           23,152       17,806
  Accounts receivable - related companies                     753          329
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                       1,380        2,044

  Income taxes receivable                                   1,751        1,043
  Inventories                                              18,498       19,582
  Deferred income taxes                                     2,046        1,822
  Prepaid expenses and other current assets                   448        1,828
                                                         --------     --------
    Total current assets                                   48,406       45,076

Property, plant and equipment, net                         28,996       27,888

Other Assets:
  Assets held for sale                                          0          277
  Patents, net of accumulated amortization                    745          844
  Goodwill                                                  2,449        2,353
  Other assets                                              2,100        2,538
                                                         --------     --------
    Total other assets                                      5,294        6,012
                                                         --------     --------
Total Assets                                             $ 82,696     $ 78,976
                                                         ========     ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                                 $ 11,037     $  9,673
  Accrued compensation and payroll taxes                    2,316        2,193
  Other accrued liabilities                                 2,903        2,262
  Commissions payable                                       3,746        4,163
  Current maturities of long-term debt                     17,637        2,415
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                  535          299
  Income taxes payable                                        340           82
                                                         --------     --------
    Total current liabilities                              38,514       21,087

Long-Term Liabilities:
  Long-term debt, less current maturities                  15,564       29,261
  Other                                                     2,097        2,016
                                                         --------     --------
    Total long-term liabilities                            17,661       31,277

Stockholders' Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in October 2003 and January 2003;
    4,922 issued and outstanding in October 2003 and
    January 2003                                               49           49
  Additional paid-in capital                               21,397       21,397
  Retained earnings                                         5,807        6,197
  Accumulated other comprehensive loss                       (732)      (1,031)
                                                         --------     --------
    Total stockholders' equity                             26,521       26,612
                                                         --------     --------
Total Liabilities and Stockholders' Equity               $ 82,696     $ 78,976
                                                         ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                      Nine Months Ended October 31,
                                                      -----------------------------
                                                          2003(3)     2002(1)(2)
                                                         --------     --------
Cash Flows from Operating Activities:
  Net loss                                               $   (388)    $(10,200)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Cumulative effect of change in accounting for
        goodwill                                             -          10,739
      Extraordinary (gain), net of tax of $64                -             (96)
      (Income) from joint venture                            (193)        -
      Provision for depreciation and amortization           3,082        2,905
      (Gain) on sale of property, plant and equipment         (27)        -
      Change in operating assets and liabilities:
        Trade accounts receivable                          (5,346)      (2,556)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                   899        1,371
        Inventories                                         1,228       (1,207)
        Prepaid expenses and other current assets             701           29
        Current liabilities                                 1,413          828
        Other operating assets and liabilities                 54       (1,211)
                                                         --------     --------
Net Cash Flows from Operating Activities                    1,423          602
                                                         --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                475            0
  Purchases of property and equipment                      (3,789)        (976)
  Purchase of a business by acquiring specified
    assets and assuming specified liabilities                -            (500)
  Investment in joint venture                                 160          (23)
                                                         --------     --------
Net Cash Flows from Investing Activities                   (3,154)      (1,499)
                                                         --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                  (101)        (104)
  Borrowings under revolving, term and mortgage loans      15,875       18,500
  Repayment of debt                                       (14,467)     (17,397)
                                                         --------     --------
Net Cash Flows from Financing Activities                    1,307          999
                                                         --------     --------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                        261           33
                                                         --------     --------
Net increase (decrease) in Cash and Cash Equivalents         (163)         135

Cash and Cash Equivalents - Beginning of Period               346          119
                                                         --------     --------

Cash and Cash Equivalents - End of Period                $    183     $    254
                                                         ========     ========

Supplemental cash flow information:
  Cash paid for:
    Interest, net of capitalized amounts                 $  1,518     $  1,500
    Income taxes, net of refunds received                       5          132

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142.
(2) The second quarter of fiscal year 2002 was restated to reclassify the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.
(3) Management's estimate of the extraordinary gain was reduced during the quarter ended October 2002 by $185,000 (net of tax of $112,000). Subsequent to October 31, 2002 the extraordinary gain was further adjusted to $35,000 (net of tax of $23,000). See notes to condensed consolidated financial statements. MFRI, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) OCTOBER 31, 2003

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended January 31, 2003. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2003 audited financial statements have been omitted from these interim financial statements. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2.  Inventories consisted of the following:

                                                      October 31,    January 31,
     (In thousands)                                      2003           2003
                                                       --------       --------
         Raw materials                                 $ 13,232       $ 14,647
         Work in process                                  2,570          1,881
         Finished goods                                   2,696          3,054
                                                       --------       --------
         Total                                         $ 18,498       $ 19,582
                                                       ========       ========

3. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $745,000 and $844,000 at October 31, 2003 and January 31, 2003,
     respectively. Accumulated amortization was $1,395,000 and $1,273,000 at October 31, 2003 and January 31, 2003, respectively. Future amortizations over the next five years ending January 31, will be 2004 - $177,500, 2005 - $180,200, 2006 - $180,200, 2007 - $173,600 and 2008 - $29,200.

4. Certain assets held for sale: Certain machinery in Perma-Pipe had previously been classified as held-for-sale. In October 2003, management determined it was not probable that these assets would be sold within one year from their classification as held for sale. As a result, these fixed assets have been reclassified as held for use and are included in property, plant and equipment at October 31, 2003. Additional depreciation of $40,000 was recorded when the property was transferred to held for use.

5. Investment in Joint Venture: In April 2002, the Company's Piping Systems Business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. During the year ended January 31, 2003, the Company invested $67,000 as its initial capital contribution and its share of advances to fund costs and expenses. In October 2003, the Company received a partner distribution of $160,000 from its investment in the joint venture. The Company accounts for its joint venture investment using the equity method. The Company's share of income for the current year is $193,000.

6. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                          Three Months Ended        Nine Months Ended
     (In thousands)                                           October 31,              October 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(3)      2003        2002(1)(2)
                                                         --------     --------    --------     --------
     Income (loss) before extraordinary item and
       cumulative effect of accounting change                (126)         363        (388)         443
     Extraordinary gain (loss), net of tax                   -            (112)       -              96
     Income (loss before cumulative effect of
       accounting change                                     (126)         251        (388)         539
     Cumulative effect of a change in
       accounting for goodwill, net of tax
       benefit of $1,110                                     -            -           -         (10,739)
                                                         --------     --------    --------     --------
       Net income (loss)                                 $   (126)    $    251        (388)    $(10,200)
                                                         ========     ========    ========     ========

       Basic weighted average common
         shares outstanding                                 4,922        4,922       4,922        4,922
       Dilutive effect of stock options                      -            -           -            -
                                                         --------     --------    --------     --------
       Weighted average common shares
         outstanding assuming full dilution                 4,922        4,922       4,922        4,922
                                                         ========     ========    ========     ========

       Basic earnings per share
       Income (loss) before extraordinary
         item and cumulative effect of
         accounting change                               $  (0.03)    $   0.07    $  (0.08)    $   0.09
       Income (loss) before cumulative effect of
         accounting change                               $  (0.03)    $   0.05    $  (0.08)    $   0.11
       Cumulative effect of accounting
         change                                              -            -           -           (2.18)
       Net income (loss)                                 $  (0.03)    $   0.05    $  (0.08)    $  (2.07)

       Diluted earnings per share
       Income (loss) before extraordinary
         item and cumulative effect of
         accounting change                               $  (0.03)    $   0.07    $  (0.08)    $   0.09
       Income (loss) before cumulative effect of
         accounting change                               $  (0.03)    $   0.05    $  (0.08)    $   0.11
       Cumulative effect of accounting change                -            -                       (2.18)
       Net income (loss)                                 $  (0.03)    $   0.05    $  (0.08)    $  (2.07)

(1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142.
(2) The second quarter of fiscal year 2002 was restated to reclassify the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.
(3) Management's estimate of the extraordinary gain was reduced during the quarter ended October 2002 by $185,000 (net of tax of $112,000). Subsequent to October 31, 2002 the extraordinary gain was further adjusted to $35,000 (net of tax of $23,000).

The weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares were 1,036,000 and 966,000 for the three months ended October 31, 2003 and 2002, respectively, and 993,000 and 912,667 for the nine months ended October 31, 2003 and 2002, respectively. These options were outstanding at the end of each of the respective periods.


7.   The components of comprehensive income (loss), net of tax, were as follows:

                                                          Three Months Ended        Nine Months Ended
     (In thousands)                                           October 31,              October 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(3)      2003        2002(1)(2)
                                                         --------     --------    --------     --------

     Net income (loss)                                   $   (126)    $    251   $   (388)    $(10,200)
     Change in foreign currency translation
       adjustments                                            128           57        299          458
                                                         --------     --------   --------     --------
     Comprehensive income (loss)                         $      2     $    308   $    (89)    $ (9,742)
                                                         ========     ========   ========     ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed consolidated balance sheet consists of the following:

                                                      October 31,    January 31,
     (In thousands)                                      2003           2003
                                                       --------       --------
     Accumulated translation adjustment                $    338       $     39
     Minimum pension liability adjustment (net of
       tax benefit of $655 at October 31 and
       January 31, 2003)                                 (1,070)        (1,070)
                                                       --------       --------
       Total                                           $   (732)      $ (1,031)
                                                       ========       ========

     (1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142.


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

                                                          Three Months Ended        Nine Months Ended
     (In thousands)                                           October 31,              October 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(3)      2003        2002(1)(2)
                                                         --------     --------    --------     --------
     Net Sales:
       Filtration Products                               $ 13,836     $ 14,163    $ 41,813     $ 40,130
       Piping Systems                                      12,274       11,511      33,227       35,306
       Industrial Process Cooling Equipment                 6,525        7,556      18,753       18,889
                                                         --------     --------    --------     --------
     Total Net Sales                                     $ 32,635     $ 33,230    $ 93,793     $ 94,325
                                                         ========     ========    ========     ========
     Gross Profit:
       Filtration Products                               $  2,547     $  2,694    $  7,882     $  7,699
       Piping Systems                                       2,428        2,783       6,506        8,360
       Industrial Process Cooling Equipment                 1,928        2,353       5,390        5,762
                                                         --------     --------    --------     --------
     Total Gross Profit                                  $  6,903     $  7,830    $ 19,778     $ 21,821
                                                         ========     ========    ========     ========
     Income (loss) from Operations:
       Filtration Products                               $    367     $    357    $  1,326     $    901
       Piping Systems                                         680        1,268       2,336        3,776
       Industrial Process Cooling Equipment                   325          606         607          905
       Corporate                                           (1,129)      (1,162)     (3,644)      (3,337)
                                                         --------     --------    --------     --------
     Income from Operations                              $    243     $  1,069    $    625     $  2,245
                                                         ========     ========    ========     ========

     (1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142.
     (2) The second quarter of fiscal year 2002 was restated to reclassify the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.
     (3) Management's estimate of the extraordinary gain was reduced during the quarter ended October 2002 by $185,000 (net of tax of $112,000). Subsequent to October 31, 2002 the extraordinary gain was further adjusted to $35,000 (net of tax of $23,000).

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on October 31, 2003.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements - the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items.
     Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of the prior year financial information.

     On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended October 31, 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment at its adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,449,000 and $2,353,000 at October 31, 2003 and January 31, 2003, respectively. The change in Goodwill was due to foreign currency translation.

10. The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2003 and 2002, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                          Three Months Ended        Nine Months Ended
                                                              October 31,              October 31,
                                                         ---------------------    ---------------------
                                                           2003        2002(3)      2003        2002(1)(2)
                                                         --------     --------    --------     --------
     Income (loss) before extraordinary item
     and cumulative effect of accounting    change       $   (126)    $    363    $   (388)    $    433
     Extraordinary gain (loss), net of tax of $64            -            (112)       -              96
                                                         --------     --------    --------     --------
     Income (loss) before cumulative effect of
       accounting change                                 $   (126)    $    251    $   (388)    $    539
                                                             -            -           -         (10,739)
                                                         --------     --------    --------     --------
     Net income (loss) - as reported (in
       thousands)                                        $   (126)    $    251    $   (388)    $(10,200)
                                                         --------     --------    --------     --------
     Compensation cost under fair-market
       value-based accounting method, net
       of tax (in thousands)                                  (42)         (35)       (121)         (69)
     Net income (loss) - pro forma (in
       thousands)                                        $   (168)         216    $   (509)    $(10,269)
                                                         ========     ========    ========     ========
     Income (loss) before extraordinary item and
       cumulative effect of accounting change            $  (0.03)    $   0.07    $  (0.08)    $   0.09
     Net income (loss) per common share -
       basic, as reported                                $  (0.03)    $   0.05    $  (0.08)    $  (2.07)
     Net income (loss) per common share -
       basic, pro forma                                  $  (0.03)    $   0.04    $  (0.10)    $  (2.09)
     Net income (loss) per common share -
       diluted, as reported                              $  (0.03)    $   0.05    $  (0.08)    $  (2.07)
     Net income (loss) per common share -
       diluted, pro forma                                $  (0.03)    $   0.04    $  (0.10)    $  (2.09)

     (1) The first quarter of fiscal year 2002 was restated to reflect the cumulative effect of accounting change in accordance with SFAS 142.

     (2) The second quarter of fiscal year 2002 was restated to reclassify the loss on extinguishment of debt from extraordinary item to operating expense in accordance with SFAS 145.

     (3) Management's estimate of the extraordinary gain was reduced during the quarter ended October 2002 by $185,000 (net of tax of $112,000). Subsequent to October 31, 2002 the extraordinary gain was further adjusted to $35,000 (net of tax of $23,000).

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

     At October 31, 2003, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). The holders of Notes pursuant to the Note Purchase Agreement have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date. See the Loan Agreement paragraph below for a discussion relating to a waiver and amendment under the Loan Agreement.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2003, the prime rate was 4.00 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively.

     As of October 31, 2003, the Company had borrowed $12,265,000 and had $2,088,000 available to it under the revolving line of credit. In addition, $6,121,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2003, the amount of restricted cash was $195,000. Cash required for operations is provided by draw-downs on the line of credit.

     At October 31, 2003, the Company was not in compliance with two covenants under the Loan Agreement. The Company and the lenders are discussing a waiver. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date. The Company and the lender are discussing a waiver and amendment. The Company believes it is probable that agreement will be reached for the waiver and amendment, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current in the accompanying Balance Sheet.

     The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At October 31, 2003, borrowings under these credit arrangements totaled $395,000; an additional $420,000 remained unused.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely," and "probable," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

MFRI, Inc.

Three months ended October 31

Net sales of $32,635,000 for the quarter ended October 31, 2003 decreased 1.8 percent from $33,230,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $6,903,000 decreased 11.8 percent from $7,830,000 in the prior year quarter, and gross margin decreased to 21.2 percent of net sales in the current-year from 23.6 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income before extraordinary item and cumulative effect of accounting change decreased 135.0 percent to a loss of $126,000 in the current year quarter from income of $363,000 in the prior year quarter. Net income before extraordinary item and cumulative effect of accounting change per common share (diluted) decreased to a net loss of $0.03 per share from income of $0.07 per share. The decrease in net income was due primarily to settling a dispute and legal fees related to that settlement. (See discussion of each business segment below.)

Nine Months Ended October 31

Net sales of  $93,793,000  for the nine months ended October 31, 2003  decreased
0.6 percent from $94,325,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $19,778,000 decreased 9.4 percent from $21,821,000 for the comparable period in the prior year, while gross margin decreased to 21.1 percent of net sales in the current year from 23.1 percent of net sales in the prior year. (See discussion of each business segment below.)

Net income before extraordinary item and cumulative effect of accounting change decreased from $443,000 for the nine months ended October 31, 2002, to a net loss of $388,000 in the comparable period ended October 31, 2003. Net income before extraordinary item and cumulative effect of accounting change per common share (diluted) decreased from $0.09 in the nine months ended October 31, 2002, to a net loss of $0.08 in the current year. The decrease was due primarily to decreased gross profit in the current year, settling a dispute and legal fees related to the settlement partially offset by decreased general and administrative expenses and income from a joint venture investment. (See discussion of each business segment below.)

On June 19, 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash. In accordance with SFAS No. 141, the purchase price plus purchase-related expenses is first applied to current assets and any excess of value over the current assets is allocated to extraordinary gain. In October 2002 the extraordinary gain recognized from the purchase of certain assets of a business was reduced by $185,000 ($112,000 net of tax). At October 31, 2002 the purchase resulted in the recognition of an extraordinary gain of $160,000 ($96,000 net of tax). Management's estimate of the extraordinary gain was adjusted subsequent to October 31, 2002 to $35,000 (net of tax of $23,000) which results in a $0.01 per share decrease in net income (loss) for basic and diluted earnings.

The 2002 net loss of $10,200,000 or $2.07 per common share is mainly the result of an adjustment for a write-off of impaired goodwill (see Note 9 of the financial statements). In February 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which requires that goodwill be analyzed for impairment on an annual basis. The Company's analysis of its goodwill in 2002 resulted in a loss on impairment of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000.

Filtration Products Business

Three months ended October 31

Net sales for the quarter ended October 31, 2003 decreased 2.3 percent to $13,836,000 from $14,163,000 for the comparable quarter in the prior year. This decrease is primarily the result of lower sales of filter bags offset by higher pleated filter elements sales.

Gross profit as a percent of net sales decreased from 19.0 percent in the prior year to 18.4 percent in the current year, primarily as a result of an unfavorable product mix in the current quarter.

Selling expense for the quarter ended October 31, 2003 decreased from $1,488,000 or 10.5 percent of net sales in the prior-year quarter to $1,380,000 or 10.0 percent of net sales in the current-year quarter primarily as a result of staff reductions.

General and administrative expenses decreased from $849,000 or 6.0 percent of net sales in the prior-year quarter to $800,000 or 5.8 percent of net sales in the current-year quarter. The prior-year period included data processing expenses and the recognition of uncollectible receivables.

Nine months ended October 31

Net sales for the nine months ended October 31, 2003 increased 4.2 percent to $41,813,000 from $40,130,000 for the comparable period in the prior year. This increase is primarily the result of increased sales of pleated filter elements, which are partially offset by lower filter bag sales.

Gross profit as a percent of net sales decreased from 19.2 percent in the prior year to 18.9 percent in the current year, primarily as a result of product mix and competitive pricing pressures in the marketplace.

Selling expense for the nine months ended October 31, 2003 increased to $4,232,000 or 10.1 percent of net sales from $4,116,000 or 10.3 percent of net sales for the comparable period in the prior year. The increase is attributable to higher advertising, commissions, and travel expenses, primarily in the first quarter, offset by reduced staff expenses.

General and administrative expenses decreased from $2,682,000 or 6.7 percent of net sales in the prior-year period to $2,323,000 or 5.6 percent of net sales in the current year period. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled, a warranty claim that has been settled, higher data processing expenses and recognition of uncollectible receivables. Additionally, cost-reduction measures implemented in the current year have led to reductions in current general and administrative expense.

Piping Systems Business

Three months ended October 31

Net sales increased 6.6 percent from $11,511,000 in the prior year quarter to $12,274,000 for the quarter ended October 31, 2003. This increase is primarily due to higher sales of products in the oil and gas industry with a slight decrease in sales of district heating and cooling products.

Gross profit as a percent of net sales decreased from 24.2 percent to 19.8 percent, mainly as a result of the lower margin work to maintain work levels and under-absorption of manufacturing expenses due to lower volume.

Selling expense decreased from $347,000 or 3.0 percent of net sales for the prior year quarter to $228,000 or 1.9 percent of net sales in the current year quarter. The decrease is primarily due to lower marketing expenses and reduced commissions due to lower sales.

General and administrative expense increased from $1,167,000 in the prior year quarter to $1,520,000 in the current year quarter, and increased as a percent of net sales from 10.1 percent to 12.4 percent. The increase is due to a settlement of $510,000 and $284,000 in legal fees associated with that settlement. Such expenses were partially offset by lower management information systems (MIS) expenses, currency exchange gains from the collection of Canadian Dollar accounts receivable, lower management incentive expenses, and reduced salaries charged to general and administrative expense.

Nine months ended October 31

Net sales of  $33,227,000  for the nine months ended October 31, 2003  decreased
5.9 percent from $35,306,000 for the comparable period in the prior year. This decrease is primarily due to lower sales in product lines that are mainly dependent on state and federal government spending.

Gross  profit as a percent  of net sales  decreased  from 23.7  percent  to 19.6
percent,   mainly  due  to  lower  margin  work  to  maintain  work  levels  and under-absorption of manufacturing expenses due to lower volume.

Selling expense decreased from $1,056,000 or 3.0 percent of net sales in the prior year period to $915,000 or 2.8 percent of net sales in the current year period. The decrease is primarily due to reduced commissions due to lower sales.

General and administrative expense decreased to $3,255,000, compared with $3,527,000 in the prior year period, and decreased as a percent of net sales from 10.0 percent to 9.8 percent. A settlement of $510,000 and $360,000 in legal fees associated with that settlement incurred in the current year. This was offset by lower MIS expenses, currency exchange gains from the collection of Canadian Dollar accounts receivable, lower management incentive expenses, and reduced salaries charged to general and administrative expense.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $6,525,000 for the quarter ended October 31, 2003 decreased 13.6 percent from $7,556,000 for the comparable quarter in the prior year. The decrease is primarily due to new products resulting from the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities). A sales backlog was absorbed from this business purchase, which resulted in additional sales activity in the prior year quarter.

Gross profit decreased to 29.5 percent of net sales from 31.1 percent of net sales in the prior-year quarter, primarily due to competitive pricing pressures and higher production costs associated with new products.

Selling expense decreased to $809,000 or 12.4 percent of net sales in the current-year quarter from $938,000 or 12.4 percent of net sales in the prior-year quarter. The dollar decrease is due to increased sales to direct manufacturers, which results in lower selling expenses.

General and administrative expense decreased to $794,000 or 12.2 percent of net sales from $809,000 or 10.7 percent of net sales in the prior-year quarter. The dollar decrease is due to elimination of expenses associated with the prior-year completion of a new ERP business applications software package, partially offset by certification expenses for the International Organization for Standardization
(ISO).

Nine months ended October 31

Net sales of $18,753,000 for the nine months ended October 31, 2003 was essentially flat with the comparable period in the prior year. Demand for equipment was down, but largely offset by increased orders for installation and other services and new product sales from the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

Gross profit decreased from 30.5 percent of net sales in the prior year to 28.7 percent of net sales in the current year, primarily due to competitive pricing pressures and higher production costs associated with new products.

Selling expense decreased to $2,434,000 or 13.0 percent of net sales in the current year period from $2,476,000 or 13.1 percent of net sales in the prior year. This decrease is primarily due to increased sales to direct manufacturers, which results in lower selling expenses, partially offset by the additional sales employees associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

General and administrative expense decreased to $2,349,000 or 12.5 percent of net sales in the current year period from $2,381,000 or 12.6 percent of net sales in the prior year. The dollar decrease is due to elimination of expenses associated with the prior-year completion of a new ERP business applications software, partially offset by additional employees and certification expenses for the ISO.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc. Corporate that has not been allocated to the business segments.

Three months ended October 31

General and administrative expense decreased from $1,162,000 in the prior year quarter to $1,129,000 in the current year quarter, and was essentially level as a percentage of net sales at 3.5 percent in both quarters. The decrease is mainly due to reduced property tax, lower outside professional costs, and lower legal costs partially offset by increased costs related to maintenance of director and officer insurance.

Interest expense increased to $500,000 for the current year quarter from $460,000 in the prior year quarter. The increase is primarily due to a new euro-denominated loan acquired in January 2003 by one of the Company's foreign subsidiaries for the construction of a building.

Nine months ended October 31

General and administrative expense increased from $3,337,000 in the prior year period to $3,644,000 in the current-year nine-month period, and increased as a percentage of net sales from 3.5 percent in the prior year period to 3.9 percent in the current year period. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of prior-year financial information. The increase in the current year is mainly due to increased salaries due to filled positions that were vacant in the prior-year, partially offset by reduced expenses for temporary help, increased costs related to maintenance of director and officer insurance, increased loan amortization expense due to debt restructuring in July 2002 and amendments thereafter, and an adjustment for accrued expenses.

Interest expense increased to $1,519,000 for the current year period from $1,496,000 for the comparable period in the prior year. The increase is primarily due to interest expense on increased debt borrowings, partially offset by reduced interest rates from the July 2002 debt restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2003 were $183,000 as compared to $254,000 at October 31, 2002. The Company generated $1,423,000 from operations during the first nine months. Operating cash flows increased by $600,000 from the same period in the prior year. The proceeds from sale of property, plant and equipment of $475,000 mainly resulted from the sale of certain equipment to a third party in July 2003. The Company leased back the equipment from the third-party purchaser. In October 2003, a cash distribution of $160,000 was received from the Company's investment in a joint venture. These cash flows, plus borrowings of $15,875,000 from the Company's credit facility, were used to support $3,789,000 in capital spending.

Trade receivables increased from January 31, 2003 due to sales seasonality. The months of November and December are traditionally our lowest sales months. Inventories decreased from January 31, 2003 due to the reduction of excess specialized inventories at January 2003 for which awaited orders were received. The decrease is also a result of higher levels of work in process inventories from January 2003 that have been completed and sold. Prepaid expenses and other current assets decreased from January 31, 2003 due to the receipt of remaining $1,053,000 receivable from the Danish bank loan that was obtained in January 2003, partially offset by an increased income tax receivable and an increased receivable from related companies. Other operating assets and liabilities decreased from January 31, 2003 due to increased real estate taxes related to the timing of the payments, increased sales tax payable due to sales seasonality, partially offset by decreased balance in customer deposits.

Net cash used for investing activities for the nine months ended October 31, 2003 and 2002 were $3,154,000 and $1,499,000, respectively. Capital expenditures increased from $976,000 in the prior year to $3,789,000 in the current year. Capital additions of $1,977,000 relate to the Company's construction of a new building for one of its foreign subsidiaries, $136,000 relate to new ERP business applications software, and the remainder relates to equipment purchases.

Debt totaled $33,201,000, up $1,525,000 since the beginning of the year. Refer to the Company's 2002 Annual Report on Form 10-K for a complete discussion of the Company's debt and credit facilities. For the nine months ended October 31, 2003, net cash inflows from financing activity was $1,307,000, consisting of $1,408,000 from net borrowings and $101,000 used for payments on capitalized lease obligations. In the comparable prior-year period, the Company used $1,103,000 for net borrowings of long-term debts and utilized $104,000 to pay capitalized lease obligations. As of October 31, 2003, scheduled maturities, excluding the revolving line of credit, for each of the next five years are as follows: remainder of 2003 - $506,000; 2004 - $1,556,000; 2005 - $1,406,000;
2006 - $3,067,000; 2007 - $5,933,000; thereafter - $7,906,000.

The Company's working capital was approximately $9,892,000 at October 31, 2003 compared to approximately $23,990,000 at January 31, 2003.

The Company's current ratio was 1.3 to 1 and 2.1 to 1 at October 31, 2003 and January 31, 2003, respectively. Debt to total capitalization at October 31, 2003 increased to 55.6 percent from 54.3 percent at January 31, 2003.

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

At October 31, 2003, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). The holders of Notes pursuant to the Note Purchase Agreement have not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date. See the Loan Agreement paragraph below for a discussion relating to a waiver and amendment under the Loan Agreement.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a base rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2003, the prime rate was 4.00 percent, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively.

As of October 31, 2003, the Company had borrowed $12,265,000 and had $2,088,000 available to it under the revolving line of credit. In addition, $6,121,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2003, the amount of restricted cash was $195,000. Cash required for operations is provided by draw-downs on the line of credit.

At October 31, 2003, the Company was not in compliance with two covenants under the Loan Agreement. The Company and lenders are discussing a waiver. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date. The Company and the lender are discussing a waiver and amendment. The Company believes it is probable that agreement will be reached for the waiver and amendment, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current in the accompanying Balance Sheet.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At October 31, 2003, borrowings under these credit arrangements totaled $395,000; an additional $420,000 remained unused.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the

Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on October 31, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements
- the exception to applications of SFAS No. 4 noted in SFAS No. 64). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of the prior year financial information.

On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the quarter and nine month periods ended October 31, 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment at its adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,449,000 and $2,353,000 at October 31, 2003 and January 31, 2003, respectively. The change in Goodwill was due to foreign currency translation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at October 31, 2003 or January 31, 2003.

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

Item 4.     Controls and Procedures

As of October 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.


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


                                    MFRI, INC.


Date:     December 15, 2003         /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:     December 15, 2003         /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Date:    December 15, 2003


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

Date:    December 15, 2003


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


/s/ David Unger
------------------------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
December 15, 2003


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


/s/ Michael D. Bennett
------------------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
December 15, 2003

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.