Form 10-K
period 2004-01-31
MFRI INC
filed 2004-05-17
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 31, 2004

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $7,037,985 based on the closing sale price of $1.950 per share as reported on the NASDAQ National Market on July 31, 2003.

      The number of shares of the registrant's common stock outstanding at March 31, 2004 was 4,922,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the following document of the registrant are
                       incorporated herein by reference:

           Document                                            Part of Form 10-K
           --------                                            -----------------
Proxy Statement for the 2004                                          III
  annual meeting of stockholders

FORM 10-K CONTENTS
JANUARY 31, 2004

Item                                                                     Page
--------------------------------------------------------------------------------

Part I:

1.   Business                                                                  1
     Company Profile                                                           1
     Filtration Products                                                       1
     Piping Systems                                                            4
     Industrial Process Cooling Equipment                                      6
     Employees                                                                 9
     Executive Officers of the Registrant                                     10
2.   Properties                                                               11
3.   Legal Proceedings                                                        11
4.   Submission of Matters to a Vote of Security Holders                      12


Part II:

5.   Market for Registrant's Common Equity and Related Stockholder Matters    12
6.   Selected Financial Data                                                  12
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              13
7A.  Quantitative and Qualitative Disclosures About Market Risk               23
8.   Financial Statements and Supplementary Data                              24
9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               24
9A.  Controls and Procedures                                                  24



Part III:

10.  Directors and Executive Officers of the Registrant                       24
11.  Executive Compensation                                                   24
12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                        24
13.  Certain Relationships and Related Transactions                           24
14.  Principal Accountant Fees and Services                                   25

Part IV:

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          25


Signatures                                                                    51
Certifications                                                                58
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

Perma-Pipe engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. Perma-Pipe's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. Perma-Pipe's leak detection and location systems are sold as part of many of its piping systems products and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. These include sonic horns to supplement the removal of particulate from filter bags and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company currently manufactures wire cages and purchases all other filter-related products and accessories for resale. The Company also provides maintenance services, consisting primarily of air-filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, maintenance services and leak detection account for approximately 13% of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at reduced margins. In the fiscal year ended January 31, 2004, no customer accounted for 10% or more of net sales of the Company's filtration products and services.

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

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were approximately 8% of the domestic filtration company's product sales during the year ended January 31, 2004, were about the same level as the previous year. Nordic Air Filtration A/S ("Nordic Air"), a wholly owned subsidiary of the Company located in Nakskov, Denmark, manufactures and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube(R), Leak Seeker(R), Prekote(R), We Take the Dust Out of Industry (R), Pleatkeeper(R), Pleat Plus(R) and EFC(R).

Backlog. As of January 31, 2004, the dollar amount of backlog (uncompleted firm orders) for filtration products was $14,499,000. As of January 31, 2003, the amount of backlog was $11,781,000. A customer has placed an order that is deliverable over multiple years. Therefore, approximately $4,200,000 of the backlog as of January 31, 2004 is not expected to be completed in 2004.

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

The Company's district heating and cooling (DHC) piping systems are designed to transport steam, hot water and chilled water to provide efficient energy distribution to multiple locations from a central energy plant. These piping systems consist of a carrier pipe made of steel, ductile iron, copper or fiberglass; insulation made of mineral wool, calcium silicate or polyurethane foam; and an outer conduit or jacket of steel, fiberglass reinforced polyester resin, polyethylene or PVC. The Company manufactures several types of piping systems using different materials, each designed to withstand certain levels of temperature and pressure.

The Company's oil and gas flow lines are designed to transport crude oil or natural gas from the well head, either on land or on the ocean floor, to the gathering point. Long lines for oil and mineral transportation are used for solution mining and long line transportation of heated hydrocarbons or other substances. These piping systems consist of a carrier pipe made of steel, usually supplied by the customer; insulation made of polyurethane; jackets made of high density polyurethane, polyethylene or polypropylene and sometimes a steel outer pipe, also usually supplied by the customer.

The Company's leak detection and location systems consist of a sensor cable attached to a microprocessor, which uses proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a sub floor), and employs a patented digital mapping technique to plot pulse reflections to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable in a monitored cable string of up to fifteen miles in length and is able to determine the location of the wetted cable within five feet. Once wetted cable is detected, the microprocessor uses the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company's leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company's leak detection and location system can be monitored off-site because the system can communicate with computers through telephone or internet connections. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; and Frankfurt and Hamburg, Germany. They are also used in facilities used for mission-critical operations such as those operated by web hosts, application service providers, internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the above-referenced types of specialty piping systems that manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom-fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country. In the fiscal year ended January 31, 2004, no single customer accounted for more than 10% of the net sales of the Company's piping systems.

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

Marketing. The customer base for the Company's piping systems products is industrially and geographically diverse. The Company employs a national sales manager and regional sales managers who use and assist a network of approximately 80 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.

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

Backlog. As of January 31, 2004, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $16,635,000, substantially all of which is expected to be completed in 2004. As of January 31, 2003, the amount of backlog was $15,063,000.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping systems products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyols, isocyanate, polyester resin, polyethylene and fiberglass, mostly purchased in bulk quantities. We believe that we currently have adequate supplies or sources of availability of the raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their availability in sufficient quantities to meet our needs. In particular, the price of steel and alloy tube has risen rapidly during the early months of 2004 perhaps reflecting growing shortages in supply.

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

The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass-reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam and protective jacket application, pipe bending, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes bulk resins, chemicals and various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation, statistical process control, and nondestructive testing protocols.

Competition. The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc., as well as numerous regional competitors. The Company's secondary containment piping systems face several competitors including Asahi/America and GF Plastics Systems. The Company's oil and gas gathering flow lines face worldwide competition, including Bredero-Price, a subsidiary of Shaw Industries, Inc.; CRP of UK; Soctherm of Italy, Soccoreal of Argentina; and Logstor Rohr of Denmark. In addition to factory-fabricated systems of the type sold by the Company, the Company competes with district heating and cooling systems and secondary containment systems manufactured on the job site by contractors and sellers of component parts of systems. Products competitive with the Company's leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek by Raychem, a Division of Tyco Thermal Controls LLC a subsidiary of Tyco Industries and RLE Technologies; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp.; and (3) probe systems manufactured by Veeder Root and Pneumecator, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

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

The principal markets for the Company's cooling products are thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and machine tool industries.

Chillers. Chillers are refrigeration units designed to provide cool water to a process for the purpose of removing heat from the process and transferring that heat to an area where it can be dissipated. This heat is either dissipated using air (air-cooled chillers) or water (water-cooled chillers). Water-cooled chillers use a cooling tower to transfer the heat from the chiller using water and then releasing the heat to the atmosphere.

The Company believes it manufactures the most complete line of chillers available in its primary markets. The Company's line of portable chillers is available from 1/2 horsepower to 40 horsepower. It incorporates a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price.

Central chillers are used for plant-wide cooling and, while some models incorporate their own pump and tank, most are sold with separate pumping systems that are usually attached to reservoirs. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water-to-refrigerant) are used in the chiller. These chillers also use unique programmed logic controllers capable of handling either the chillers only or they can be programmed to handle the entire plant cooling system based on customer-plant demand. The Company believes that the ability to offer these chiller systems provides it with a unique, total cooling approach concept sales advantage. The Company's central chillers are available from 20 horsepower to 400 horsepower.

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

The Company markets two lines of cooling towers. The FT fiberglass tower line was introduced in 1984 and at the time was the first fiberglass cooling tower line to be sold in the United States. The cabinets for these towers are imported from China and are available in sizes ranging from 15 to 120 tons. (One tower ton equals 15,000 BTU's/hour of heat removal.) The FC fiberglass tower line is designed and engineered by the Company and is manufactured in the U.S.A. The FC line is available from 100 to 240 tons.

Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that use alarms and other electrical options. Thus, the Company can provide a plant circulating system which is unique and customized to meet the individual customer's needs. These plant circulating systems are used as an integral part of central tower and chiller systems. These tanks are available in mild steel, stainless steel, fiberglass reinforced polyester and polyethylene.

Temperature Control Units. Most of the Company's temperature control units are used by injection molders of plastic parts and by printing companies. They are designed to remove heat from the molds for the purpose of improving part quality. More than 90% of the temperature control units sold in the industry are water units, while the remaining units use oil as the heat transfer medium. Boe-Therm A/S ("Boe-Therm"), a wholly owned Danish subsidiary of the Company, manufactures a complete line of temperature control units, including oil units and negative pressure units. The Company markets Boe-Therm's oil and negative pressure units under its own name.

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

Sales of the Company's cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. The Company believes that it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors and consultants managed by regional managers, reporting to a National Sales and Marketing Manager.

The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser industry, metallizing industry, and machine tool industry. The Company believes that the size of this market is more than $200 million annually. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company has registered the trademarks Thermal Care(R), AWS(R) and Applied Web Systems(R).

Backlog. As of January 31, 2004, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $3,825,000, substantially all of which is expected to be completed in 2004. As of January 31, 2003, the amount of backlog was $3,521,000.

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

FT towers up to 120 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. FT cooling towers are manufactured using fiberglass and hardware components purchased from a Chinese manufacturer, which is the Company's sole source for such products. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time.

We believe that the Company s access to sheet metal, subassemblies, fiberglass and hardware components is adequate.

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

Competition. The Company believes that there are about 15 competitors selling cooling equipment in the domestic plastics market. The Company further believes that three manufacturers, including the Company, collectively share approximately 60% of the domestic plastics cooling equipment market. Many international customers, with relatively small cooling needs, are able to purchase small refrigeration units (portable chillers) that are manufactured in their respective local markets at prices below that which the Company can offer due to issues such as freight cost and customs duties. However, such local manufacturers often lack the technology and products needed for plant-wide cooling systems. The Company believes that its reputation for producing quality plant-wide cooling products results in a significant portion of the Company's business in this area.

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

Government Regulation. The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company s competitive position. Management is not aware of the need for any material capital expenditures for environmental control facilities for the foreseeable future. Regulations, promulgated under the Federal Clean Air Act, prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Clean Air Act and related laws on the Company.

Employees

As of March 31, 2004, the Company had 674 full-time employees, 73 of whom were engaged in sales and marketing, 179 of whom were engaged in management, engineering and administration, and the remainder of 422 was engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2006. Most of the production employees of the Company's Industrial Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States (UAJAPPI) and the International Brotherhood of Electrical Workers Union (IBEW). The collective bargaining agreement for UAJAPPI is scheduled to expire on June 1, 2004, but will automatically continue to be in effect until terminated. The collective bargaining agreement for IBEW expires on May 31, 2004. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee, with the Metal Trades Division of UAJAPPI expires in March 2007.

Executive Officers of the Registrant

The following table sets forth information regarding the executive officers of the Company as of March 31, 2004:

                                                                       Executive Officer of the
                                                                            Company or its
                       Age    Position                                     Predecessors Since
-------------------- ------- ----------------------------------------- ------------------------
David Unger            69     Chairman of the Board of Directors,                1972
                                President and Chief Executive Officer

Henry M. Mautner       77     Vice Chairman of the Board of Directors            1972

Bradley E. Mautner     48     Executive Vice President and Director              1994

Gene K. Ogilvie        64     Vice President                                     1969

Fati A. Elgendy        55     Vice President                                     1990

Don Gruenberg          61     Vice President                                     1980

Michael D. Bennett     59     Vice President, Chief Financial Officer,           1989
                                Secretary and Treasurer

Thomas A. Benson       50     Vice President                                     1988

Billy E. Ervin         58     Vice President                                     1986

Robert A. Maffei       55     Vice President                                     1987

Herbert J. Sturm       53     Vice President                                     1977

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

Item 2.  PROPERTIES

The Company's Filtration Products Business has three production facilities of which it owns the land and buildings in Winchester, Virginia and Cicero, Illinois and Nakskov, Denmark. The Winchester, Virginia facility has a total area of 164,500 square feet and is located on 15 acres in Winchester, Virginia. The building occupied by TDC Filter Manufacturing has a total area of 130,700 square feet and is located on 2.75 acres in Cicero, Illinois. The Company owns a newly constructed 48,900 square-foot facility on a 3.5-acre site in Nakskov, Denmark.

In February, 2004 the Company signed a contract to sell one of its buildings located in Winchester, Virginia. The building consists of 66,998 square feet on 10 acres. The Company will be leasing from the Buyer 7,000 square feet of the building. The sale is expected to close in May 2004 and there will not be a material gain or loss on the sale.

The production facilities for the Company's piping systems products are located in Lebanon, Tennessee and New Iberia, Louisiana. The Lebanon facility is located on approximately 24 acres and is housed in five buildings totaling 152,000 square feet, which contain manufacturing, warehouse and office facilities, as well as a quality assurance laboratory. The Company owns the buildings and the land for the Tennessee facility. The New Iberia production facility is comprised of two buildings with a total area of 12,000 square feet, which contain automated manufacturing and warehouse facilities. In September 2000, the Company purchased the buildings and signed a long-term lease for the land, with lease expiring in 2017.

The Company's principal executive offices and the production facilities for the Company's Industrial Process Cooling Equipment Business are located in a 131,000 square foot building on 8.1 acres in Niles, Illinois owned by the Company. The Industrial Process Cooling Equipment Business uses approximately 88,000 square feet of this facility for production and offices. The Industrial Process Cooling Equipment Business also owns a 20,000 square foot manufacturing and office facility in Assens, Denmark, which was purchased as part of the Boe-Therm acquisition in June 1998.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's fiscal year ends on January 31. Years described as 2003, 2002 and 2001 are the fiscal years ended January 31, 2004, 2003 and 2002, respectively. Balances described as balances as of 2003 and 2002 are balances as of January 31, 2004 and 2003, respectively.

The Company's Common Stock is traded on the Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low sale prices as reported by the Nasdaq National Market for 2002 and for 2003.

                                     2002                     High          Low
                                                              ----          ----
 First Quarter..........................................     $3.50         $2.90
 Second Quarter.........................................      3.22          1.92
 Third Quarter..........................................      2.35          1.66
 Fourth Quarter.........................................      1.80          1.50

                                     2003                     High          Low
                                                              ----          ----
 First Quarter..........................................     $1.84         $1.65
 Second Quarter.........................................      1.95          1.67
 Third Quarter..........................................      2.68          1.91
 Fourth Quarter.........................................      2.86          2.31

As of January 31, 2004, there were approximately 100 stockholders of record.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2003, 2002, 2001, 2000 and 1999 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

                                                             2003        2002        2001        2000        1999
(In thousands, except per share information)                              Fiscal Year ended January 31,
                                                           -----------------------------------------------------------
                                                             2004        2003        2002        2001        2000
                                                           --------    --------    --------    --------    --------
Statements of Operations Data:
Net sales                                                  $120,889    $122,897    $125,534    $149,533    $137,170
Income (loss) from operations                                  (721)        914       2,172       4,920       6,980
Income (loss) before extraordinary items and
  cumulative effect of accounting change                     (1,097)       (824)       (374)      1,126       2,401
Net income (loss)                                            (1,097)    (11,528)       (374)      1,126       2,401
Net income (loss) per share - basic and diluted               (0.22)      (2.34)      (0.08)       0.23        0.49


(In thousands)                                                                  As of January 31,
                                                           --------------------------------------------------------
                                                             2004         2003       2002        2001        2000
                                                           --------    --------    --------    --------    --------
Balance Sheet Data:
Total assets                                               $ 78,927    $ 79,976    $ 92,529    $104,785    $  97,776
Long-term debt (excluding capital leases), less
  current portion                                            16,653      29,195      20,883      36,073       31,357
Capitalized leases, less current portion                          8          66         217         348        2,398

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other information contained elsewhere in this annual report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans", "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

MFRI, Inc.

2003 Compared to 2002

Net sales of  $120,889,000  in 2003  decreased 1.6% from  $122,897,000  in 2002.
Sales declined in the Piping Systems and the Industrial Process Cooling Equipment businesses due to the weak economy which was partially offset by increased sales from the Filtration Products business. Gross profit of $24,598,000 in 2003 decreased 8.7% from $26,940,000 in 2002. Gross margin decreased to 20.3% of net sales in 2003 from 21.9% in 2002. Overall gross margin decreased primarily as the result of competitive pricing pressures and the unfavorable effect of spreading fixed manufacturing costs over lower production volumes. (See discussion of each business segment below.)

Selling, general and administrative expenses decreased 2.7% to $25,319,000 in 2003 from $26,026,000 in 2002. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled, a warranty claim that has been settled, higher data processing expenses and recognition of uncollectible receivables. Additionally, cost-reduction measures implemented in the current year have led to reductions in current general and administrative expense. (See discussion of each business segment below.)

Loss before extraordinary items and cumulative effect of an accounting change was $1,097,000 or $0.22 per common share, compared with a loss of $824,000 or $0.17 per common share in 2002. This loss is due to decreased sales and decreased gross profit.

2002 Compared to 2001

Net sales of  $122,897,000  in 2002  decreased 2.1% from  $125,534,000  in 2001.
Sales declined in the Filtration Products and the Piping Systems businesses due to the weak economy and loss of sales from Perma-Pipe Services Limited ("PPSL"), a European subsidiary that was sold in 2001, which was partially offset by increased sales from the newly-acquired product line associated with the purchase of a business by acquiring specified assets and assuming specified liabilities by the Industrial Process Cooling Equipment business. Gross profit of $26,940,000 in 2002 increased 2.3% from $26,332,000 in 2001. Gross margin increased to 21.9% of net sales in 2002 from 21.0% in 2001. Overall gross margin improved, primarily the result of Thermal Care's product mix due to the addition of a new product line and improved manufacturing efficiencies in Perma-Pipe, partially offset by competitive pricing pressures and the unfavorable effect of spreading fixed manufacturing costs over lower production volumes.

Selling, general and administrative expenses increased 7.7% to $26,026,000 in 2002 from $24,160,000 in 2001 primarily due to additional sales, engineering and administrative people associated with the newly-acquired product line (approximately $300,000), increase in outside professional services, bank fees (approximately $100,000) and loan cost amortization (approximately $125,000) from the debt restructuring and increased legal and settlement costs mostly related to a warranty claim and a patent dispute (approximately $800,000), which were partially offset by the elimination of expenses related to PPSL and by cost-reduction measures that were implemented in the second half of 2001.

Loss before extraordinary items and cumulative effect of an accounting change was $824,000 or $0.17 per common share, compared with a net loss of $374,000 or $0.08 per common share in 2001. This loss is due to decreased sales and increased selling, general and administrative expenses.

The 2002 net loss of $11,528,000 or $2.34 per common share is mainly the result of an adjustment for a write-off of impaired goodwill, and the operating results described above. In February 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which requires that goodwill be analyzed for impairment on an annual basis. The Company's analysis of its goodwill in 2002 resulted in a loss on impairment of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000.

Filtration Products Business

The Company's Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 2003, the average order amount was approximately $3,623. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 2003, 2002 and 2001, no customer accounted for 10% or more of the net sales of the Company's filtration products and services.

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

-------------------------------------------------------------------------------------------------------------------
Filtration Products Business
----------------------------                                                                       % Increase
(In thousands)                                                                                      (Decrease)
                                                                                               --------------------
                                                             2003        2002        2001        2003        2002
                                                           --------    --------    --------    --------    --------
Net sales                                                  $ 54,872    $ 53,174    $ 54,434         3.2%       (2.3%)

Gross profit                                                  9,782       9,498      10,063         3.0%       (5.6%)
  As a percentage of net sales                                 17.8%       17.9%       18.5%

Income from operations                                        1,145         400       2,168       186.3%      (81.5%)
  As a percentage of net sales                                  2.1%        0.8%        4.0%
-------------------------------------------------------------------------------------------------------------------

2003 Compared to 2002

Net sales  increased 3.2% to $54,872,000 in 2003 from  $53,174,000 in 2002. This increase is the result of increased sales of pleated filter elements, which are partially offset by lower filter bag sales.

Gross profit as a percent of net sales decreased to 17.8% in 2003 from 17.9% in 2002, primarily as a result of product mix and competitive pricing pressures in the marketplace.

Selling expense decreased to $5,531,000 or 10.1% of net sales in 2003 from $5,598,000 or 10.5% of net sales in 2002. The decrease is primarily as a result of staff reductions.

General and administrative expenses decreased to $3,106,000 or 5.7% of net sales in 2003 from $3,500,000 or 6.6% of net sales in 2002. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled, a warranty claim that has been settled, higher data processing expenses and recognition of uncollectible receivables. Additionally, cost-reduction measures implemented in the current year have led to reductions in current general and administrative expense.

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

General and administrative expense increased from $3,030,000 or 5.6% of net sales in 2001 to $3,500,000 or 6.6% of net sales in 2002, primarily due to legal expenses associated with a patent-infringement suit that has been settled and a warranty claim dispute (approximately $800,000), partially offset by cost-reduction measures that were implemented in the second half of 2001.

Piping Systems Business

Generally, the Company's leak detection and location systems have higher profit margins than its DHC piping systems and secondary containment piping systems. The Company has benefited from continuing efforts to have its leak detection and location systems included as part of the customers' original specifications for construction projects.

Although demand for the Company's secondary containment piping systems is generally affected by the customer's need to comply with governmental regulations, purchases of such products at times may be delayed by customers due to adverse economic factors. In 2003, 2002 and 2001, no customer accounted for 10% or more of net sales of the Company's Piping Systems Business.

The Company's Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 2003 was approximately $38,000. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the country.

-------------------------------------------------------------------------------------------------------------------
Piping Systems Business
-----------------------                                                                             % Increase
(In thousands)                                                                                      (Decrease)
                                                                                               --------------------
                                                             2003         2002        2001       2003        2002
                                                           --------    --------    --------    --------    --------
Net sales                                                  $ 40,523    $ 44,037    $ 49,417        (8.0%)     (10.9%)

Gross profit                                                  7,516      10,187      10,208       (26.2%)      (0.2%)
  As a percentage of net sales                                 18.5%       23.1%       20.7%

Income from operations                                        2,281       4,321       3,347       (47.2%)      29.1%
  As a percentage of net sales                                  5.6%        9.8%        6.8%

-------------------------------------------------------------------------------------------------------------------

2003 Compared to 2002

Net sales  decreased 8% to  $40,523,000 in 2003 from  $44,037,000 in 2002.  This decrease is primarily due to lower sales in product lines that are mainly dependent on state and federal government spending.

Gross profit as a percent of net sales decreased from 23.1% in 2002 to 18.5% in 2003, mainly due to accepting lower margin jobs to maintain work levels.

Selling expense decreased from $1,430,000 or 3.2% of net sales in 2002 to $1,250,000 or 3.1% of net sales in 2003. The decrease is primarily due to reduced commissions due to lower sales.

General and administrative expense decreased to $3,985,000 or 9.8% of net sales in 2003 from $4,435,000 or 10.1% of net sales in 2002. A settlement of $510,000 and $360,000 in related legal fees were incurred in the current year. This was offset by lower MIS expenses, currency exchange gains from the collection of Canadian Dollar accounts receivable, lower management incentive expenses, and reduced salaries charged to general and administrative expense.

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

General and administrative expense decreased from $5,012,000 or 10.1% of net sales in 2001 to $4,435,000 or 10.1% of net sales in 2002. The dollar decrease is mainly due to the elimination of expenses related to PPSL, partially offset by higher legal expense.

Industrial Process Cooling Equipment Business

The Company's Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 2003, the average order amount was approximately $2,252.The average sales order decrease from the prior year is primarily due to a higher sales mix of parts, service and start-up orders in 2002 versus 2003 which reflects the increasing sales mix of printing and OEM customers. In 2003, 2002 and in 2001, no customer accounted for 10% or more of net sales of the Cooling Equipment Business. In 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities, resulting in a new product line to broaden the industry penetration. This new product line complements the Cooling Equipment Business and resulted in sales growth in 2002 over 2001.

-------------------------------------------------------------------------------------------------------------------
Industrial Process Cooling Equipment Business
---------------------------------------------                                                       % Increase
(In thousands)                                                                                      (Decrease)
                                                                                               --------------------
                                                             2003        2002        2001        2003        2002
                                                           --------    --------    --------    --------    --------
Net sales                                                  $ 25,494    $ 25,686    $ 21,683        (0.7%)      18.5%

Gross profit                                                  7,300       7,255       6,061         0.6%       19.7%
  As a percentage of net sales                                 28.6%       28.2%       28.0%

Income from operations                                          738         702         627         5.1%       12.0%
  As a percentage of net sales                                  2.9%        2.7%        2.9%


-------------------------------------------------------------------------------------------------------------------

2003 Compared to 2002

Net sales decreased 0.7% from $25,686,000 in 2002 to $25,494,000 in 2003. Demand for equipment was down, but largely offset by increased orders for installation and other services and new product sales from the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

Gross profit as a percentage of net sales increased to 28.6% in 2003 from 28.2% in 2002, primarily due increased sales for services, new product features and some new products associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities) to competitive pricing pressures and higher production costs associated with new products.

Selling expense decreased to $3,361,000 or 13.2% of net sales in 2003 from $3,418,000 or 13.3% in 2002. This decrease is primarily due to increased sales to direct manufacturers, which results in lower selling expenses, partially offset by the additional sales employees associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

General and administrative expense increased to $3,201,000 or 12.6% of net sales in the current year period from $3,136,000 or 12.2% of net sales in the prior year. The dollar increase is due to additional employees and certification expenses for the ISO partially offset by elimination of expenses associated with the prior-year completion of a new ERP business applications software.

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

2003 Compared to 2002

General and administrative expense increased 8.4% from $4,509,000 in 2002 to $4,886,000 in 2003, and increased as a percentage of net sales from 3.7% in 2002 to 4.0% in the current year period. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year's presentation of prior-year financial information. The increase in the current year is mainly due to increased salaries due to filled positions that were vacant in the prior-year, partially offset by reduced expenses for temporary help, increased costs related to maintenance of director and officer insurance, increased loan amortization expense due to debt restructuring in July 2002 and amendments thereafter, and increased utilities costs.

Interest expense decreased 4.9% from $2,107,000 in 2002 to $2,003,000 in 2003. The decrease is primarily due to reduced interest rates from the July 2002 debt restructuring.

2002 Compared to 2001

General corporate expense not allocated to business segments increased 13.6% from $4,509,000 in 2001 to $4,430,000 in 2002, primarily due to increased outside professional services, bank fees (approximately $100,000) and loan cost amortization (approximately $125,000) from debt restructuring. These were partially offset by decreases in goodwill amortization, management incentives, building repairs and maintenance.

Interest expense decreased 19.0% from $2,600,000 in 2001 to $2,107,000 in 2002 due to a reduction of net borrowings by $6,804,000 in the fourth quarter of 2001 and slightly lower average cost of borrowing.

Income Taxes

The effective income tax (benefit) rates were (50.8%), (27.5%) and (12.6%) in 2003, 2002 and 2001, respectively. The difference between the effective income tax rate and the U.S. Statutory tax rate for 2003 was:


       Statutory tax rate                                          34.0%
       State taxes, net of federal benefit                          5.4%
       Differences in foreign tax rate                              7.6%
       All other, net                                               3.8%
       Effective tax rate                                          50.8%


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2004 were $154,000 as compared to $346,000 at January 31, 2003. The Company generated $6,791,000 from operations in 2003. Operating cash flows increased by $3,958,000 from 2002. The $476,000 proceeds from the sale of property, plant and equipment mainly resulted from the sale of certain equipment to a third party in July 2003. The Company leased back the equipment from the third-party purchaser. Cash distributions of $160,000 in October 2003 and $267,000 in January 2004 were received from the Company's investment in a joint venture. These cash flows were used to support $4,102,000 in capital spending and net payment of debts of $3,599,000.

Trade receivables increased $547,000 in 2003. Inventories decreased $1,594,000 in 2003 due to the reduction of specialized inventories at January 2003 being held for custom orders . This decrease is also a result of higher levels of work in process inventories from January 2003 that have been completed and sold, and a focused effort to reduce levels of inventory on hand. Prepaid expenses and other current assets decreased $1,922,000 in 2003 due to the receipt of a remaining $1,053,000 receivable from the Danish bank loan that was obtained in January 2003, partially offset by an increased income tax receivable and an increased receivable from related companies. Other operating assets and liabilities increased $1,044,000 in 2003. Net cash provided by operating activities in 2002 was $2,890,000. Such cash came mainly from earnings from operations and cash from decreases in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other assets and liabilities and a decrease in accounts payable. Net cash provided by operating activities was $8,562,000 in 2001, mainly due to earnings from operations and cash from decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable and an increase in income taxes receivable.

Net cash used for investing activities in 2003 and 2002 were $3,199,000 and $1,685,000, respectively. Capital expenditures increased from $1,185,000 in the prior year to $4,102,000 in the current year. Capital additions of $2,042,000 relate to the Company's construction of a new building for one of its foreign subsidiaries, $281,000 relate to new ERP business applications software, and the remainder relates to equipment purchases. In 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash paid to the seller and also invested $10,000 in a joint venture. In 2002, proceeds from the sale of property and equipment were $10,000, compared with $1,380,000 in 2001. The 2001 proceeds mainly resulted from the sale of certain equipment in Lebanon, Tennessee to a third party in June 2001. The Company leased back the equipment from the third party purchaser.

We estimate that capital expenditures for 2004 will be approximately $2,500,000. Capital expenditures primarily will relate to machinery and equipment, building and leasehold improvements, and new ERP business applications software equipment purchases. We may finance capital expenditures through internally generated funds or the revolving line of credit.

Debt totaled $28,525,000, down $3,151,000 since the beginning of the year. Net cash outflows from financing activity were $3,599,000, consisting of $3,458,000 from net payments and $141,000 used for payments on capitalized lease obligations. In the prior-year, the Company paid a net $560,000 of long-term debts and utilized $142,000 to pay capitalized lease obligations.

The following table summarizes the Company's estimated contractual obligations at January 31, 2004.

                              Total         1/31/05       1/31/06       1/31/07        1/31/08       1/31/09       Thereafter
                              -----         -------       -------       -------        -------       -------       ----------
Mortgages                 $10,809,000      $587,900      $626,100      $666,300       $709,700      $756,000       $7,463,000
Senior Debt                 3,875,000       750,000       750,000       750,000      1,625,000          -               -
IRB Payable                 5,200,000        -             -             -           5,200,000          -               -
Term Loans                    122,200       122,200
                           --------------------------------------------------------------------------------------------------
  Subtotal (1)             20,006,200     1,460,100     1,376,100     1,416,300      7,534,700       756,000        7,463,000
Capitalized Lease
  Obligations                  75,000        67,000         6,000         2,000          -              -               -
Operating Lease
  Obligations               2,054,000       535,000       400,000       389,000        326,000        39,000          365,000
Purchase
  Commitments (2)           6,294,000     5,653,000       552,000        89,000
                           --------------------------------------------------------------------------------------------------
  Total                   $28,429,200    $7,715,100    $2,334,100    $1,896,300     $7,860,700      $795,000       $7,828,000

(1)  Scheduled maturities, excluding the revolving line of credits.
(2) Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $2,275,000 is composed of accrued pension cost and deferred compensation.

The Company's working capital was approximately $8,759,000 at January 31, 2004 compared to approximately $23,989,000 at January 31, 2003.

The Company's current ratio was 1.3 to 1 and 2.1 to 1 at January 31, 2004 and January 31, 2003, respectively. Debt to total capitalization at January 31, 2004 decreased to 51.5% from 54.3% at January 31, 2003.

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

At January 31, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). Although this noncompliance constitutes an event of default under the Note Purchase Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2004, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. As of January 31, 2004, the Company had borrowed $7,229,000 and had $2,300,000 available to it under the revolving line of credit. In addition, $6,521,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2004, the amount of restricted cash was $238,000. Cash required for operations is provided by draw-downs on the line of credit.

At January 31, 2004, the Company was not in compliance with two covenants under the Loan Agreement. The Company and the lenders are discussing a waiver. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date.

The Company and the lenders under the Note Purchase Agreements and the Loan Agreement are discussing waivers and amendments. The Company believes it is probable that agreements will be reached for the waivers and amendments, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current as of January 31, 2004.

The Company is in compliance with all terms and covenants of the following loans.

On January 29, 2003, the Company obtained a loan from a Danish bank to purchase a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1% with quarterly payments of $19,000 for both principal and interest.

On April 26, 2002 Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the Bank. The notes each bear interest at 7.10% with a combined monthly payment of $40,235 for both principal and interest, and the note's amortization schedules and terms are each ten years. Upon completion of the pending sale of the building, one of the mortgages will be paid. The relating mortgage had a balance of $1,242,500 at January 31, 2004.

On July 31, 2002 Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. From the proceeds, $1,000,000 was used for a payment of amounts borrowed under the Note Purchase Agreements with the remaining proceeds used to repay amounts borrowed under the Loan Agreement. The loan bears interest at 7.75% with monthly payments of $21,001 for both principal and interest, and has a ten-year term.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52% with monthly payments of $18,507 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term. At the date of purchase, the remaining term of the loan was 7.25 years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK), approximately $425,000 at the prevailing exchange rate at the time of the transaction, to complete the permanent financing of the acquisition of Nordic Air A/S, a subsidiary of Midwesco Filter. The loan bears interest at 6.22% and has a term of five years.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76% with monthly payments of $9,682 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term.

On June 1, 1998, the Company obtained a loan in the amount of 4,500,000 DKK (approximately $650,000 at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). It is secured by the land and building of Boe-Therm, bears interest at 6.48% and has a term of twenty years. Another loan in the amount of 850,000 DKK (approximately $134,000 at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at 6.1% and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

On September 14, 1995, Midwesco Filter in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates 4.5% per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company used $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2004, borrowings under these credit arrangements totaled $1,215,000; an additional $510,000 remained unused. The Company also had outstanding letters of credit in the amount of $69,000 to guarantee performance to third parties of various foreign trade activities and contracts.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has five accounting policies which it believes are important to the Company's financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. These critical accounting policies include revenue recognition, realizability of inventories, collectibility of accounts receivable, depreciation of plant and equipment, and income taxes. The Company believes that the above critical policies have resulted in past actual results approximating the estimated amounts in those areas.

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories.

Goodwill and other intangible assets with indefinite lives: Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized in 2001 on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the years ended January 31, 2004 and 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment upon adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,549,000 and $2,353,000 at January 31, 2004 and January 31, 2003,
respectively. The change in Goodwill was due to foreign currency translation.

ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company's financial statements, however required disclosures have been reflected in the current financial statements.

In May 2003, the FASB issued SFAS No. 150, :Accounting for certain financial instruments with characteristics of both liabilities and equity," effective in June 2003. SFAS No. 150 requires an issuer to classify, as liabilities, any financial instruments that fall within the scope of this pronouncement. Adoption of SFAS 150 did not have a material effect on the results of operations, financial condition, or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," parts of which apply to existing contracts, but which is generally effective for contracts entered into after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2004.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No.
30. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in 2002 to an operating expense.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company has used foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2004, 2003 and 2002.

The changeover from national currencies to the Euro began on January 1, 2002 and it has not materially affected and is not expected to materially affect the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys (e.g., steel) which we use in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company as of January 31, 2004 and January 31, 2003 and for each of the three years in the period ended January 31, 2004 and the notes thereto are set forth elsewhere herein.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.          CONTROLS AND PROCEDURES

As of January 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.


                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table in the Company's proxy statement for the 2004 annual meeting of stockholders.

Information  with  respect to  executive  officers of the Company is included in
Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.          EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2004 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to the information under the captions "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the Company's proxy statement for the 2004 annual meeting of stockholders.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2004 annual meeting of stockholders.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2004 annual meeting of stockholders.

                                     PART IV


Item 15.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

       a.         List of documents filed as part of this report:

                  (1) Financial Statements - Consolidated Financial Statements of the Company Refer to Part II, Item 8 of this report.

                  (2)      Financial Statement Schedules
                           Schedule II - Valuation and Qualifying Accounts

       b. Reports on Form 8-K: MFRI filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended January 31, 2004.

       c. Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.

       d. The response to this portion of Item 15 is submitted under 15a(2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of MFRI, Inc. and subsidiaries
Chicago, IL


     We have audited the accompanying consolidated balance sheets of MFRI, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2, effective February 1, 2002, MFRI, Inc. changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



DELOITTE & TOUCHE LLP

Chicago, Illinois
May 12, 2004

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)

                                                             2003        2002        2001
                                                             Fiscal Year Ended January 31,
                                                             2004        2003        2002
-------------------------------------------------------------------------------------------

Net sales                                                  $120,889    $122,897    $125,534

Cost of sales                                                96,291      95,957      99,202
                                                           --------    --------    --------

Gross profit                                                 24,598      26,940      26,332

Operating expenses:
  Selling expense                                            10,141      10,446       9,775
  General and administrative expense                         15,178      15,580      14,459
  Management services agreement - net                          -           -            (74)
                                                           --------    --------    --------
    Total operating expenses                                 25,319      26,026      24,160
                                                           --------    --------    --------

Income (loss) from operations                                  (721)        914       2,172
Income from Joint Venture                                       492          57        -
Interest expense - net                                        2,003       2,107       2,600
                                                           --------    --------    --------

Loss before income taxes, extraordinary items and
  cumulative effect of accounting change                     (2,232)     (1,136)       (428)

Income tax (benefit)                                         (1,135)       (312)        (54)
                                                           --------    --------    --------

Loss before extraordinary items and cumulative effect of
  accounting change                                          (1,097)       (824)       (374)

Net extraordinary gain, net of tax benefit of $23              -            (35)       -
                                                           --------    --------    --------

Loss before cumulative effect of accounting change           (1,097)       (789)       (374)

Loss on cumulative effect of a change in accounting for
  goodwill, net of tax benefit of $1,110                       -        (10,739)       -
                                                           --------    --------    --------
Net loss                                                   $ (1,097)   $(11,528)   $   (374)
                                                           ========    ========    ========

Weighted average common shares outstanding-(basic
  and diluted)                                                4,922       4,922       4,922
Basic and diluted earnings per share
  Loss before extraordinary items and cumulative
    effect of accounting change                              $(0.22)     $(0.17)     $(0.08)
  Net extraordinary gain                                       0.01        -
  Loss before cumulative effect of accounting change          (0.22)      (0.16)      (0.08)
  Loss on cumulative effect of accounting change              (2.18)       -
  Net loss                                                   $(0.22)     $(2.34)     $(0.08)


See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)

                                                              As of January 31,
ASSETS                                                        2004        2003
-------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                 $   154    $    346
  Restricted cash                                               238         276
  Trade accounts receivable, less allowance for doubtful
    accounts of $557 in 2003 and $410 in 2002                18,353      17,806
  Accounts receivable - related companies                       853         329
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                  1,115       2,044
  Income taxes receivable                                       393       1,043
  Inventories                                                18,275      19,582
  Deferred income taxes                                       1,639       1,822
  Prepaid expenses and other current assets                     857       1,828
                                                           --------    --------
    Total current assets                                     41,877      45,076
                                                           --------    --------

Property, Plant and Equipment, Net                           28,828      27,888

Other Assets:
  Assets held for sale                                         -            277
  Patents, net of accumulated amortization                      716         844
  Goodwill                                                    2,549       2,353
  Other assets                                                4,957       2,538
                                                           --------    --------
    Total other assets                                        8,222       6,012
                                                           --------    --------
Total Assets                                               $ 78,927    $ 78,976
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities:
  Trade accounts payable                                   $ 12,337    $  9,673
  Accrued compensation and payroll taxes                      2,673       2,193
  Other accrued liabilities                                   2,835       2,262
  Commissions payable                                         3,046       4,163
  Current maturities of long-term debt                       11,864       2,415
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                    299         299
  Income taxes payable                                           64          82
                                                           --------    --------
    Total current liabilities                                33,118      21,087
                                                           --------    --------

Long-Term Liabilities:
  Long-term debt, less current maturities                    16,661      29,261
  Other                                                       2,275       2,016
                                                           --------    --------
    Total long-term liabilities                              18,936      31,277
                                                           --------    --------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized-
    50,000 shares in 2003 and 2002, respectively;
    4,922 issued and outstanding in 2003 and 2002,
    respectively                                                 49          49
  Additional paid-in capital                                 21,397      21,397
  Retained earnings                                           5,100       6,197
  Accumulated other comprehensive loss                          327      (1,031)
                                                           --------    --------
    Total stockholders' equity                             $ 26,873      26,612
                                                           --------    --------

Total Liabilities and Stockholders' Equity                 $ 78,927    $ 78,976
                                                           ========    ========


See notes to consolidated financial statements.

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                   Accumulated
                                              Common Stock           Additional                       Other
                                           --------------------       Paid-in       Retained      Comprehensive      Comprehensive
                                             Shares      Amount       Capital       Earnings          Loss           Income (Loss)
                                           ---------------------------------------------------------------------------------------

Balance January 31, 2001                      4,922    $     49      $ 21,397       $ 18,099        $   (746)          $    971

Net loss                                                                               (374)                               (374)
Minimum pension liability adjustment
 (net of tax benefit of $120)                                                                           (227)              (227)
Unrealized translation adjustment                                                                       (211)              (211)
                                           --------    --------      --------       --------        --------           --------
Balance January 31, 2002                      4,922          49        21,397         17,725          (1,184)          $   (812)
                                                                                                                       ========

Net loss                                                                             (11,528)                           (11,528)
Minimum pension liability adjustment
 (net of tax benefit of  $348)                                                                          (577)              (577)
Unrealized translation adjustment                                                                        730                730
                                           --------    --------      --------       --------        --------           --------
Balance January 31, 2003                      4,922          49        21,397          6,197          (1,031)           (11,375)

Net loss                                                                              (1,097)                            (1,097)
Minimum pension liability adjustment
 (net of tax benefit of  $217)                                                                           715                715
Unrealized translation adjustment                                                                        643                643
                                           --------    --------      --------       --------        --------          ---------
Balance January 31, 2004                      4,922    $     49      $ 21,397       $  5,100        $    327          $     261
                                           ========    ========      ========       ========        ========          =========





















See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             2003        2002        2001
                                                             Fiscal Year Ended January 31,
                                                             2004        2003        2002
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                 $ (1,097)   $(11,528)   $   (374)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
    Net extraordinary loss (net of tax of $23)                 -             35        -
    Loss on impairment of goodwill (net of tax of $1,110)      -         10,739        -
    Income from Joint Venture                                  (492)        (57)       -
    Provision for depreciation and amortization               4,144       3,944       4,110
    Deferred income taxes                                    (1,259)        365         (89)
    Provision for uncollectible accounts                        147          67         (67)
    Gain on sale of asset                                       (23)       -             (8)
    Loss on sale of business                                   -           -            204
    Change in operating assets and liabilities:
      Accounts receivable                                      (694)        448       7,375
      Income taxes receivable                                   632          (9)       (975)
      Inventories                                             1,594          (7)      2,378
      Prepaid expenses and other current assets               1,922       1,428        (835)
      Accounts payable                                        2,519        (159)     (2,050)
      Compensation and payroll taxes                            442         138        (391)
      Other assets and liabilities                           (1,044)     (2,571)       (716)
                                                           --------    --------    --------
Net Cash Flows from Operating Activities                      6,791       2,833       8,562
                                                           --------    --------    --------

Cash Flows from Investing Activities:
  Proceeds from sale of business                               -           -            184
  Reduction in cash balance due to sale of business            -           -             (3)
  Proceeds from sale of property and equipment                  476          10       1,380
  Purchases of property and equipment                        (4,102)     (1,185)     (3,455)
  Purchase of a business by acquiring specified assets an
    assuming specified liabilities                             -           (500)       -
  Investment in joint venture                                   427         (10)       -
                                                           --------    --------    --------
Net Cash Flows from Investing Activities                     (3,199)     (1,685)     (1,894)
                                                           --------    --------    --------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations                (141)       (142)       (157)
  Borrowings under revolving, term and mortgage loans        27,396      25,050         321
  Repayment of debt                                         (30,854)    (25,610)     (6,968)
                                                           --------    --------    --------
Net Cash Flows from Financing Activities                     (3,599)       (702)     (6,804)
                                                           --------    --------    --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                             (185)       (219)        (35)
                                                           --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents           (192)        227        (171)
Cash and Cash Equivalents - Beginning of Year                   346         119         290
                                                           --------    --------    --------
Cash and Cash Equivalents - End of Year                    $    154    $    346    $    119
                                                           ========    ========    ========





See notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

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

Fiscal Year: The Company's fiscal year ends on January 31. Years described as 2003, 2002 and 2001 are the fiscal years ended January 31, 2004, 2003 and 2002, respectively. Balances described as balances as of 2003, 2002 and 2001 are balances as of January 31, 2004, 2003 and 2002, respectively.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has five accounting policies which it believes are important to the Company's financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. These critical accounting policies include revenue recognition, realizability of inventories, collectibility of accounts receivable, depreciation of plant and equipment, and income taxes. The Company believes that the above critical policies have resulted in past actual results approximating the estimated amounts in those areas.

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

Restricted Cash: The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.

Inventories:  Inventories  are  stated at the lower of cost or  market.  Cost is
determined  using  the  first-in,   first-out  method  for   substantially   all
inventories. Inventories consist of the following:

(In thousands)

                                                             2003        2002
                                                           --------    --------
Raw materials                                              $ 13,593    $ 14,647
Work in process                                               1,905       1,881
Finished goods                                                2,777       3,054
                                                           --------    --------
Total                                                      $ 18,275    $ 19,582
                                                           ========    ========

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset's estimated useful life. No interest was capitalized during 2003 and 2002.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company's investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)

                                                              2003        2002
                                                           --------    --------
Land, buildings and improvements                           $ 21,398    $ 19,197
Machinery and equipment                                      21,920      20,367
Furniture, office equipment and computer software
  and systems                                                 8,382       7,750
Transportation equipment                                        279         418
                                                           --------    --------
                                                             51,979      47,732
Less accumulated depreciation and amortization              (23,151)    (19,844)
                                                           --------    --------
Property, plant and equipment, net                         $ 28,828    $ 27,888
                                                           ========    ========

Goodwill and other intangible assets with indefinite lives: Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized in 2001 on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the years ended January 31, 2004 and 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment upon adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,549,000 and $2,353,000 at January 31, 2004 and January 31, 2003,
respectively. The change in Goodwill was due to foreign currency translation.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142:

                                                             2003        2002        2001
                                                           --------    --------    --------

Reported net income (loss)                                 $ (1,097)   $(11,528)   $   (374)
Add back: goodwill amortization, net of tax                    -           -            304
Adjusted net income (loss)                                 $ (1,097)   $(11,528)   $    (70)

Basic and diluted earnings per share:
Reported net income (loss)                                 $  (0.22)   $  (2.34)   $   0.08)
Add back: goodwill amortization, net of tax                    -           -           0.06
Adjusted net income (loss)                                 $  (0.22)   $  (2.34)   $  (0.02)

The changes in the carrying amount of goodwill for the year ended January 31, 2004, are as follows:

Balance as of February 1, 2003                                       $2,353,000
Goodwill acquired during the year                                          -
Foreign translation effect                                              196,000
Impairment loss                                                            -
Balance as of January 31, 2004                                       $2,549,000

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $716,000 and $844,000 at January 31, 2004 and January 31, 2003, respectively. Accumulated amortization was $1,453,000 and $1,273,000 at January 31, 2004 and January 31, 2003, respectively. Future amortizations over the next five years ending January 31, will be 2005 - $182,000, 2006 - $182,000, 2007 - $175,000, 2008 - $29,000
and 2009 - $26,000.

Assets held for sale: Certain machinery in Perma-Pipe had previously been classified as held-for-sale. In October 2003, management determined it was not probable that these assets would be sold within one year from their classification as held for sale. As a result, these fixed assets have been reclassified as held for use and are included in property, plant and equipment at January 31, 2004. Additional depreciation of $40,000 was recorded when the property was transferred to held for use.

Investment in Joint Venture: In April 2002, the Company's Piping Systems Business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. During the year ended January 31, 2003, the Company invested $10,000 as its initial capital contribution and loaned $50,000, its share of advances to fund costs and expenses. The $50,000 loan was paid in July 2003. In October 2003 and January 2004, the Company received a partner distribution of $160,000 and $266,700 respectively from its investment in the joint venture. The Company accounts for its joint venture investment using the equity method. The Company's share of income for the current year is $492,000.

Financial Instruments: The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company's export and international operations. The Company uses forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2004, 2003 and 2002.

Net Loss Per Common Share: Earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                             2003        2002        2001
                                                           --------    --------    --------

Basic weighted average common shares outstanding              4,922       4,922       4,922

Dilutive effect of stock options                               -           -           -
                                                           --------    --------    --------

Weighted average common shares
  outstanding assuming full dilution                          4,922       4,922       4,922
                                                           ========    ========    ========

In 2003, 2002 and 2001, the weighted average number of stock options not included in the computation of diluted (loss) per share of common stock because the options exercise price exceeded the average market price of the common shares were 775,000, 910,000 and 846,000, respectively. Additionally in 2003 225,000 stock options had an exercise price below the average stock price however, the inclusion of such stock options would be anti dilutive and as a result these stock options are excluded from the computation of weighted average common shares oustanding assuming full dilution. These options were outstanding at the end of each of the respective years, except for options for 8,975, 14,750 and 4,000 shares, which expired in 2003, 2002 and 2001, respectively.

Stock Options: The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and, accordingly, no compensation cost has been recognized. The Company's net loss and loss per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation ("SFAS 148"). The pro forma net income effect of applying SFAS 148 was as follows:

(In thousands except per share information)                  2003        2002        2001
                                                           --------    --------    --------
Net income (loss) - as reported (in thousands)             $ (1,097)   $(11,528)   $   (374)
Compensation cost under fair-market value-based
  accounting method, net of tax (in thousands)             $   (134)   $   (136)   $    (31)
Net income (loss) - pro forma (in thousands)               $ (1,231)   $(11,664)   $   (405)
Net income (loss) per common share - basic
  and diluted, as reported                                 $  (0.22)   $  (2.34)   $  (0.08)
Net income (loss) per common share - basic
  and diluted, pro forma                                   $  (0.25)   $  (2.37)   $  (0.08)
Reported diluted EPS higher than pro forma diluted EPS     $   0.02    $   0.03        -

The weighted average fair value of options granted during 2003 (net of options surrendered), 20021 and 2001 are estimated at $1.14, $1.17 and $1.14, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             2003        2002        2001
                                                           --------    --------    --------
                Expected volatility                           50.01%      46.81%      44.85%
                Risk-free interest rate                        2.93%       4.51%       4.95%
                Dividend yield                                  0.0%        0.0%        0.0%
                Expected life in years                          7.0         7.0         7.0

Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of the Company's unsecured senior notes at January 31, 2004 and 2003 are also reasonable estimates of their fair value, as evidenced by the renegotiation of interest rates and terms that occurred recently as described in Note 7.

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive loss consists of the following:

                                                                        Minimum
                                                          Accumulated   Pension
(In thousands)                                            Translation  Liability
                                                          Adjustment  Adjustment     Total
                                                           --------    --------    --------
Balance - January 31, 2001                                     (480)       (266)       (746)
Unrealized translation adjustment                              (211)       -           (211)
Minimum pension liability adjustment
  (net of tax benefit of $120)                                 -           (227)       (227)
                                                           --------    --------    --------
Balance - January 31, 2002                                     (691)       (493)     (1,184)
Unrealized translation adjustment                               730        -            730
Minimum pension liability adjustment
  (net of tax benefit of $348)                                 -           (577)       (577)
                                                           --------    --------    --------
Balance - February 1, 2003                                       39      (1,070)     (1,031)
Unrealized translation adjustment                               643                     643
Minimum pension liability adjustment
  (net of tax benefit of $217)                                 -             715         715
                                                           --------    --------    --------
Balance - January 31, 2004                                 $    682    $   (355)   $    327
                                                           ========    ========    ========

Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company's financial statements, however required disclosures have been reflected in the current financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain financial instruments with characteristics of both liabilities and equity," effective in June 2003. SFAS No. 150 requires an issuer to classify, as liabilities, any financial instruments that fall within the scope of this pronouncement. Adoption of SFAS 150 did not have a material effect on the results of operations, financial condition, or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," parts of which apply to existing contracts, but which is generally effective for contracts entered into after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise.

Adoption of FIN No. 46R did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2004.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement is effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No.
30. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in 2002 to an operating expense.

Note 3 - Related Party Transactions

The Company provides certain services and facilities to a company (affiliate) primarily owned by two principal stockholders who are also members of management and purchases certain services from those companies under a management services agreement. The Company billed the affiliate $260,000 and was invoiced $171,000 by the affiliate under such agreements in 2003. The Company billed $250,000 and was invoiced $167,000 under such agreements in 2002. During 2001, the Company billed $244,000 and was invoiced $170,000 under such agreements.

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which were occupied by a company primarily owned by the two management stockholders. The Company made rental payments of $236,000 directly to the lessor in 2000, and allocated the expense to users based on space occupied. The Company paid $54,000 in 2001 to the related company for space occupied. On February 28, 2001, the affiliated company began leasing the facilities directly from the lessor.

The lease agreement and the management services agreements were approved by the Company's Committee of Independent Directors. Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received in arm's-length transactions.

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

Note 5 - Retention Receivable

Retention is the amount withheld by a customer until a long-term contract is completed. Retentions of $64,000 and $193,000 are included in the balance of trade accounts receivable at January 31, 2004 and 2003, respectively.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)

                                                             2003        2002
                                                           --------    --------
Costs incurred on uncompleted contracts                    $  7,233    $  6,990
Estimated earnings                                              979       1,969
                                                           --------    --------
Earned revenue                                                8,212       8,959
Less billings to date                                         7,396       7,214
                                                           --------    --------
Total                                                      $    816    $  1,745
                                                           ========    ========

Classified as follows:
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      $  1,115    $  2,044
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          (299)       (299)
                                                           --------    --------
Total                                                      $    816    $  1,745
                                                           ========    ========

Note 7 - Debt

Long-term debt consists of the following:

(In thousands)

                                                             2003        2002
                                                           --------    --------
Secured senior notes due 2007                              $  3,875    $  4,626
Revolving bank loan Domestic                                  7,229      10,211
Industrial Revenue Bonds                                      5,200       5,200
Mortgage notes                                               10,809       8,552
Term loans                                                      122       2,274
Short-term credit arrangements                                1,215         597
Capitalized lease obligations (Note 8)                           75         216
Other                                                          -           -
                                                           --------    --------
                                                             28,525      31,676
Less current maturities                                      11,864       2,415
                                                           --------    --------
Total                                                      $ 16,661    $ 29,261
                                                           ========    ========

The following table summarizes the Company's scheduled maturities, excluding the revolving line of credits at January 31, 2004.

                                Total         1/31/05       1/31/06       1/31/07      1/31/08       1/31/09      Thereafter
                             -----------    -----------   ----------    ----------   ----------    ----------    ------------
Mortgages                    $10,809,000      $587,900      $626,100      $666,300     $709,700      $756,000      $7,463,000
Senior Debt                    3,875,000       750,000       750,000       750,000    1,625,000         -              -
IRB Payable                    5,200,000         -             -              -       5,200,000         -              -
Term Loans                       122,200       122,200

                             -----------    -----------   ----------    ----------   ----------    ----------    ------------
  Total                      $20,006,200    $1,460,100    $1,376,100    $1,416,300   $7,534,700      $756,000      $7,463,000
                             ===========    ===========   ==========    ==========   ==========

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

At January 31, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). Although this noncompliance constitutes an event of default under the Note Purchase Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2004, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. As of January 31, 2004, the Company had borrowed $7,229,000 and had $2,300,000 available to it under the revolving line of credit. In addition, $6,521,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2004, the amount of restricted cash was $238,000. Cash required for operations is provided by draw-downs on the line of credit.

At January 31, 2004, the Company was not in compliance with two covenants under the Loan Agreement. The Company and the lenders are discussing a waiver. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date.

The Company and the lenders under the Note Purchase Agreements and the Loan Agreement are discussing waivers and amendments. The Company believes it is probable that agreements will be reached for the waivers and amendments, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current as of January 31, 2004.

The Company is in compliance with all terms and covenants of the following loans.

On January 29, 2003, the Company obtained a loan from a Danish bank to purchase a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1% with quarterly payments of $19,000 for both principal and interest.

On April 26, 2002 Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the Bank. The notes each bear interest at 7.10% with a combined monthly payment of $40,235 for both principal and interest, and the note's amortization schedules and terms are each ten years. Upon completion of the pending sale of the building, one of the mortgages will be paid. The relating mortgage had a balance of $1,242,500 at January 31, 2004.

On July 31, 2002 Perma-Pipe, Inc. borrowed $1,750,000 under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. From the proceeds, $1,000,000 was used for a payment of amounts borrowed under the Note Purchase Agreements with the remaining proceeds used to repay amounts borrowed under the Loan Agreement. The loan bears interest at 7.75% with monthly payments of $21,001 for both principal and interest, and has a ten-year term.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52% with monthly payments of $18,507 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term. At the date of purchase, the remaining term of the loan was 7.25 years.

On August 10, 1999, the Company obtained a loan from a Danish bank in the amount of 3,000,000 Danish Krone (DKK), approximately $425,000 at the prevailing exchange rate at the time of the transaction, to complete the permanent financing of the acquisition of Nordic Air A/S, a subsidiary of Midwesco Filter. The loan bears interest at 6.22% and has a term of five years.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76% with monthly payments of $9,682 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term.

On June 1, 1998, the Company obtained a loan in the amount of 4,500,000 DKK (approximately $650,000 at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the acquisition of Boe-Therm A/S ("Boe-Therm"). It is secured by the land and building of Boe-Therm, bears interest at 6.48% and has a term of twenty years. Another loan in the amount of 850,000 DKK (approximately $134,000 at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at 6.1% and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

On September 14, 1995, Midwesco Filter in Winchester, Virginia received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007, and on October 18, 1995, Perma-Pipe in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. These bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates 4.5% per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company's fiscal quarter ended October 31, 1998. On November 1, 1999, the Company used $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2004, borrowings under these credit arrangements totaled $1,215,000; an additional $510,000 remained unused. The Company also had outstanding letters of credit in the amount of $69,000 to guarantee performance to third parties of various foreign trade activities and contracts.

Note 8 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)

                                                             2003        2002
                                                           --------    --------
Machinery and equipment                                    $    124    $    124
Furniture and office equipment                                  698         698
Transportation equipment                                        225         292
                                                           --------    --------
                                                              1,047       1,114
Less accumulated amortization                                   957         898
                                                           --------    --------
                                                           $     90    $    216
                                                           ========    ========

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

At  January  31,  2004,   future   minimum  annual  rental   commitments   under
non-cancelable lease obligations were as follows:

                                                           Capital     Operating
                                                           Leases       Leases
(In thousands)                                             --------    --------
2005                                                       $     67    $    535
2006                                                              6         400
2007                                                              2         389
2008                                                           -            326
2009                                                           -             39
Thereafter                                                                  365
                                                           --------    --------
                                                                 75       2,054
Less amount representing interest                              -           -
                                                           --------    --------
Present value of future minimum lease payments (Note 7)    $     75    $  2,054
                                                           ========    ========

Rental expense for operating leases was $807,000, $914,000 and $834,000 in 2003, 2002 and 2001, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes, extraordinary items and cumulative effect of accounting change:

(In thousands)
                                                             2003        2002        2001
                                                           --------    --------    --------
Domestic                                                   $ (2,995)   $ (1,817)   $   (417)
Foreign                                                         763         681         (11)
                                                           --------    --------    --------
Total                                                      $ (2,232)   $ (1,136)   $   (428)
                                                           ========    ========    ========

Components of income tax expense (benefit) are as follows:

(In thousands)
                                                 2003        2002        2001
                                               --------    --------    --------
Current:
  Federal                                      $     41    $   (390)    $    60
  Foreign                                           158         173         (43)
  State and other                                    78        (460)         18
                                               --------    --------    --------
                                                    277        (677)         35
Accrued (Deferred)                               (1,412)        365         (89)
                                               --------    --------    --------
Total                                          $ (1,135)   $   (312)   $    (54)
                                               ========    ========    ========

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate is as follows:

(In thousands)
                                                             2003        2002        2001
                                                           --------    --------    --------
Tax (benefit)  at federal statutory rate                   $   (759)   $   (359)   $   (146)
Foreign rate tax differential                                  (171)        (13)       (150)
State (benefit) taxes, net of federal benefit                  (120)        (70)        (11)
Amortization of cost in excess of assets acquired              -           -            108
Officer's life insurance                                       -           -             60
Other - net                                                     (85)        130          85
                                                           --------    --------    --------
Total                                                      $ (1,135)   $   (312)   $    (54)
                                                           ========    ========    ========

Components of the current deferred income tax asset balance are as follows:

(In thousands)
                                                             2003        2002
                                                           --------    --------
Accrued commissions                                        $    643     $   613
Other accruals not yet deducted                                 550         807
Non-qualified deferred compensation                            -             19
Inventory valuation allowance                                   353         297
Allowance for doubtful accounts                                 160         109
Inventory uniform capitalization                                (16)         32
Other                                                           (51)        (55)
                                                           --------    --------
Total                                                      $  1,639    $  1,822
                                                           ========    ========

Components of the long-term deferred income tax asset (liability) balances are as follows:

(In thousands)                                               2003        2002
                                                           --------    --------
Capital loss carryforward from sale of foreign subsidiary  $    307    $    307
Depreciation                                                 (1,164)     (1,470)
Goodwill                                                        509         594
Non-qualified deferred compensation                             336         200
Minimum pension liability                                       269         656
Net operating loss                                            1,233        -
Other                                                          (118)          9
                                                           --------    --------
Total                                                      $  1,372    $    296
                                                           ========    ========

At January 31, 2004 the Company had net operating loss carryforwards available to offset future taxable income in the United States and certain foreign jurisdictions, which expire as follows:

          In thousands            Loss Carryforward:     Expires In:
             1/31/03                      776             1/31/2023
             1/31/04                    2,319             1/31/2024
                                   ----------------
          Total                         3,095

Note 10 - Employee Retirement Plans

Pension Plan

Midwesco Filter has a defined benefit plan covering its hourly rated employees. The benefits are based on fixed amounts multiplied by years of service of retired participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date and those expected to be earned in the future. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. Midwesco Filter may contribute additional amounts at its discretion.

The market related value of plan assets at January 31, 2004 was $2,682,942. The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan. The target asset allocation is 95% to 100% mutual funds. The investment policy is to invest all funds in the Vanguard Balanced Index Fund except for cash needed to pay benefits and investment expenses for the year. 97% of plan assets are held in a mutual fund, and the remaining 3% is in a money market fund at January 31, 2004. The expected long-term rate-of-return-on-assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the fund.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)                                               2003        2002
                                                           --------    --------
Accumulated benefit obligations:
  Vested benefits                                          $  2,915    $  2,451
                                                           ========    ========
  Accumulated benefits                                     $  2,933    $  2,479
                                                           ========    ========

Change in benefit obligation:
  Benefit obligation - beginning of year                   $  2,711    $  2,211
  Service cost                                                   96          98
  Interest cost                                                 169         150
  Amendments                                                    206        -
  Actuarial loss                                                210         315
  Benefits paid                                                 (80)        (63)
                                                           --------    --------
  Benefit obligation - end of year                            3,312       2,711
                                                           --------    --------

Change in plan assets:
  Fair value of plan assets - beginning of year               1,868       1,576
  Actual return on plan assets                                  476        (175)
  Company contributions                                         419         530
  Benefits paid                                                 (80)        (63)
                                                           --------    --------
  Fair value of plan assets - end of year                     2,683       1,868
                                                           --------    --------

Funded status                                                  (629)       (843)
Unrecognized prior service cost                                 653         504
Unrecognized actuarial loss                                     951       1,148
                                                           --------    --------
Prepaid benefit cost recognized in the                     $    975    $    809
  consolidated balance sheet                               ========    ========

Amounts recognized in the consolidated
  balance sheet:
    Prepaid benefit cost                                   $    975    $      0
    Accrued benefit liability                                (1,225)     (1,420)
    Intangible asset                                            653         504
    Accumulated other comprehensive income                      572       1,725
                                                           --------    --------
Net amount recognized                                      $    975    $    809
                                                           ========    ========

                                                             2003        2002
                                                           --------    --------
Weighted-average assumptions used to determine benefit
  obligations as of January 31:
  Discount rate                                               5.735%      6.320%
  Rate of compensation increase                                 N/A         N/A

Weighted-average assumptions used to determine net
  cost for years ended January 31:
  Discount rate                                               6.320%      6.885%
  Expected return on plan assets                              8.000%      8.000%
  Rate of compensation increase                                 N/A         N/A

Components of net periodic benefit cost:
  Service cost                                             $     96    $     98
  Interest cost                                                 169         150
  Expected return on plan assets                               (166)       (145)
  Amortization of prior service cost                             57          62
  Recognized actuarial loss                                      97          32
                                                           --------    --------
  Net periodic benefit cost                                $    253    $    197
                                                           ========    ========


Cash Flows:
Expected Employer Contributions for Fiscal Year Ending 1/31/2005       $    329
Expected Employee Contributions for Fiscal Year Ending 1/31/2005           -
Estimated  Future Benefit Payments  Reflecting  Expected Future
  Service for the Fiscal Year(s) Ending:
     1/31/2005                                                              121
     1/31/2006                                                              142
     1/31/2007                                                              175
     1/31/2008                                                              192
     1/31/2009                                                              222
     1/31/2010 - 1/31/2014                                                1,382

401(k) Plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 2% of each participant's salary.

Contributions to the 401(k) Plan and its predecessors were $347,000, $329,000 and $319,000 for the years ended January 31, 2004, 2003 and 2002, respectively. The Company estimates that it will contribute $347,000 for the year ending January 31, 2005.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. The cash surrender value of the life insurance contracts is included in other assets and the deferred compensation liability is included in other long-term liabilities in the consolidated balance sheet. The charges to expense were $209,000, $187,000 and $150,000 in 2003, 2002 and 2001, respectively.

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

Intersegment sales and transfers are accounted for as if sales or transfers were to third parties (i.e., at current market prices) and were not material for 2003, 2002 and 2001.

MFRI's  reportable  segments  are  strategic  businesses  that  offer  different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company's business segments:

(In thousands)
                                                 2003        2002        2001
                                               --------    --------    --------
Net Sales:
  Filtration Products                          $ 54,872    $ 53,174    $ 54,434
  Piping Systems                                 40,523      44,037      49,417
  Industrial Process Cooling Equipment           25,494      25,686      21,683
                                               --------    --------    --------
Total Net Sales                                $120,889    $122,897    $125,534
                                               ========    ========    ========

Gross Profit:
  Filtration Products                          $  9,782    $  9,498    $ 10,063
  Piping Systems                                  7,516      10,187      10,208
  Industrial Process Cooling Equipment            7,300       7,255       6,061
                                               --------    --------    --------
Total Gross Profit                             $ 24,598    $ 26,940    $ 26,332
                                               ========    ========    ========

Income from Operations:
  Filtration Products                          $  1,145    $    400    $  2,168
  Piping Systems                                  2,281       4,321       3,347
  Industrial Process Cooling Equipment              738         702         627
  Corporate                                      (4,885)     (4,509)     (3,970)
                                               --------    --------    --------
Total Income from Operations                   $   (721)   $    914    $  2,172
                                               ========    ========    ========

Segment Assets:
  Filtration Products                          $ 35,621    $ 39,916    $ 40,848
  Piping Systems                                 22,852      25,444      33,934
  Industrial Process Cooling Equipment           11,228      11,560      10,932
  Corporate                                       9,226       2,056       6,815
                                               --------    --------    --------
Total Segment Assets                           $ 78,927    $ 78,976    $ 92,529
                                               ========    ========    ========

Capital Expenditures:
  Filtration Products                          $  2,236    $    297    $    866
  Piping Systems                                  1,605         698       1,687
  Industrial Process Cooling Equipment               87          50         740
  Corporate                                         173         140         162
                                               --------    --------    --------
Total Capital Expenditures                     $  4,102    $  1,185    $  3,455
                                               ========    ========    ========

Depreciation and Amortization:
  Filtration Products                          $  1,262    $  1,222    $  1,396
  Piping Systems                                  1,577       1,493       1,500
  Industrial Process Cooling Equipment              385         377         334
  Corporate                                         920         852         880
                                               --------    --------    --------
Total Depreciation and Amortization            $  4,144    $  3,944    $  4,110
                                               ========    ========    ========

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)
                                                 2003        2002        2001
                                               --------    --------    --------
Net Sales:
  United States                                $100,017    $107,513    $104,155
  Canada                                          3,711       2,776       7,055
  Europe                                         10,219       8,502      10,400
  Mexico, South America, Central America
    and the Caribbean                             3,201       1,224       1,689
  Asia                                            3,588       2,253       1,600
  Other                                             153         629         635
                                               --------    --------    --------
Total Net Sales                                $120,889    $122,897    $125,534
                                               ========    ========    ========

Long-Lived Assets:
  United States                                $ 25,054    $ 26,408    $ 28,859
  Europe                                          3,774       1,480       1,206
                                               --------    --------    --------
Total Long-Lived Assets                        $ 28,828    $ 27,888    $ 30,065
                                               ========    ========    ========

Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)
                                                 2003        2002        2001
                                               --------    --------    --------
Cash paid for:
  Income taxes, net of refunds received        $  (400)    $   (796)   $  1,096
                                               ========    ========    ========

  Interest, net of amounts capitalized         $ 2,003     $  2,099    $  2,837
                                               ========    ========    ========

Noncash Financing and Investing Activities:
  Fixed assets acquired under capital leases   $    18     $   -       $   -
                                               ========    ========    ========

Sale of business:
   Note receivable from buyer                  $  -        $     44    $    358
                                               ========    ========    ========

Purchase of a business for specified assets
  and assumption of specified liabilities:
  Purchase price                               $  -        $    500    $   -
  Cash paid                                       -             500        -
  Net liabilities assumed                      $  -        $    257    $   -
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

The following summarizes the changes in options under the plans:

                                             2003                        2002                       2001
                                  --------------------------   -------------------------  ------------------------
                                                Weighted                    Weighted                  Weighted
                                                Average                     Average                    Average
                                    Shares   Exercise Price    Shares    Exercise Price    Shares   Exercise Price
                                  ---------  --------------   ---------  --------------  ---------  --------------
Outstanding at beginning of year    946,400      $3.57         845,600       $3.80         875,550      $6.40
Granted                             103,250       2.16         132,000        2.15         731,800       3.12
Exercised                              -           -              -            -              -          -
Cancelled                           (31,700)      3.41         (31,200)       3.77        (761,750)      6.13
                                  ---------     -------       ---------     -------      ----------    -------
Outstanding at end of year        1,017,950      $3.44          946,400      $3.57         845,600      $3.80
                                  =========     =======       =========     =======      ==========    =======

Options exercisable at year-end     486,374                     276,899                    109,425
                                  =========                   =========                  ==========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at January 31, 2004:

                                     Options Outstanding                                  Options Exercisable
                  ----------------------------------------------------------      ------------------------------------
   Range of            Number         Weighted Average     Weighted Average           Number            Weighted
   Exercise        Outstanding at         Remaining         Exercise Price        Exercisable at         Average
    Prices         Jan. 31, 2004      Contractual Life                             Jan. 31, 2004     Exercise Price
                  -----------------  --------------------  -----------------      ----------------  ------------------
 $2.00-$2.99            227,250            9.1 years             $2.16                   32,000           $ 2.15
 $3.00-$3.99            687,400            7.9 years              3.12                  354,249             3.12
 $4.00-$4.99             19,800            5.6 years              4.16                   16,625             4.18
 $6.00-$6.99              6,500            3.2 years              6.92                    6,500             6.92
 $8.00-$8.99              2,000            4.3 years              8.10                    2,000             8.10
 $9.00-$9.99             75,000            3.8 years              9.60                   75,000             9.60
                    ------------        -------------          ---------             ----------          --------
                      1,017,950            7.8 years             $3.44                  486,374            $4.23
                    ============        =============          =========             ==========          ========

The Company's stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and, accordingly, no compensation cost has been recognized. The Company's net loss and loss per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based

Compensation ("SFAS 148"). The pro forma net income effect of applying SFAS 148 was as follows:

                                                                         2003        2002        2001
                                                                       --------    --------    --------
Net income (loss) - as reported (in thousands)                         $ (1,097)   $(11,528)   $   (374)
Compensation cost under fair-market value-based accounting
  method, net of tax (in thousands)                                    $   (134)   $   (136)   $    (31)
Net income (loss) - pro forma (in thousands)                           $ (1,231)   $(11,664)   $   (405)
Net income (loss) per common share - basic and diluted, as reported    $  (0.22)   $  (2.34)   $  (0.08)
Net income (loss) per common share - basic and diluted, pro forma      $  (0.25)   $  (2.37)   $  (0.08)
Reported diluted EPS higher than pro forma diluted EPS                 $   0.02    $   0.03        -

The weighted average fair value of options granted during 2003 (net of options surrendered), 20021 and 2001 are estimated at $1.14, $1.17 and $1.14, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                         2003        2002        2001
                                                                       --------    --------    --------
                Expected volatility                                       50.01%      46.81%      44.85%
                Risk-free interest rate                                    2.93%       4.51%       4.95%
                Dividend yield                                              0.0%        0.0%        0.0%
                Expected life in years                                      7.0         7.0         7.0

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

The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company's common stock, or announces a tender offer that, if consummated, would result in 15% or more ownership of the Company's common stock. Separate Rights certificates will not be issued and the Rights will not be traded separately from the stock until then.

Should an acquirer become the beneficial owner of 15% or more of the Company's common stock, Rights holders other than the acquirer would have the right to buy common stock in MFRI, or in the surviving enterprise if MFRI is acquired, having a value of two times the exercise price then in effect. Also, MFRI's Board of Directors may exchange the Rights (other than those of the acquirer which will have become void), in whole or in part, at an exchange ratio of one share of MFRI common stock (and/or other securities, cash or other assets having equal value) per Right subject to adjustment. The Rights described in this paragraph and the preceding paragraph shall not apply to an acquisition, merger or consolidation approved by the Company's Board of Directors.

The Rights will expire on September 15, 2009, unless exchanged or redeemed prior to that date. The redemption price is $0.01 per Right. MFRI's Board of Directors may redeem the Rights by a majority vote at any time prior to the 20th day following public announcement that a person or group has acquired 15% of MFRI's common stock. Under certain circumstances, the decision to redeem requires the concurrence of a majority of the independent directors.

Note 15 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2003 and 2002:

(In thousands except per share information)                        2003
                                               --------------------------------------------
                                                First      Second       Third       Fourth
                                               Quarter     Quarter      Quarter     Quarter
                                               --------    --------    --------    --------
Net Sales                                      $ 28,010    $ 33,148    $ 32,635    $ 27,096
Gross Profit                                      5,194       7,681       6,903       4,820

Net income (loss)                                  (865)        603        (127)       (709)
Weighted average common shares
Outstanding - basic and diluted                   4,922       4,922       4,922       4,922
Per Share Data:
  Net income (loss) - basic and diluted        $  (0.18)   $   0.12    $  (0.03)   $  (0.13)


                                                                   2003
                                               --------------------------------------------
                                                First      Second       Third       Fourth
                                               Quarter     Quarter      Quarter     Quarter
                                               --------    --------    --------    --------
Net Sales                                      $ 26,768    $ 34,326    $ 33,230    $ 28,573
Gross Profit                                      5,780       8,239       7,830       5,091
Net income (loss)                               (10,921)(1)     470         251      (1,328)
Per Share Data:
  Net income (loss) - basic and diluted        $ (2.22)    $   0.10    $   0.05    $  (0.27)

(1) First quarter net loss is restated to reflect the cumulative effect of accounting change.

Note 16 - Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company's recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2003 are summarized below:

                                                             2003        2002
                                                           --------    --------
Aggregate product warranty liability at January 31, 2003   $552,644    $359,052
Aggregate accruals related to product warranties in 2003    534,607     504,944
Aggregate reductions for payments made in 2003             (566,921)   (213,214)
Aggregate changes in 2003 for pre-existing warranties       109,496     (98,138)
                                                           --------    --------
Aggregate product warranty liability at January 31, 2004   $629,826    $552,644
                                                           ========    ========

Schedule II
                           MFRI, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended January 31, 2004, 2003 and 2002


-------------------------------------------------------------------------------------------------------------------------------
                Column A                     Column B                   Column C                   Column D        Column E
-------------------------------------------------------------------------------------------------------------------------------

                                            Balance at       Charged to
                                           Beginning of       Costs and     Charged to Other   Deductions from     Balance at
              Description                     Period          Expenses        Accounts (1)       Reserves (2)     End of Period
-------------------------------------------------------------------------------------------------------------------------------

Year Ended January 31, 2004:
    Allowance for possible
       losses in collection of
       trade receivables                    $410,000          $308,000             -              $161,000          $557,000
                                            ========          ========         ========           ========          ========

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

                                   MFRI, INC.

Date: May 12,2004              By: /s/ David Unger
                                   David Unger,
                                   Chairman of the Board of Directors, President and Chief Executive Officer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*              Director and Chairman of the             )
                            Board of Directors, President          )
                            and Chief Executive Officer            )
                            (Principal Executive Officer)          )
                                                                   )
HENRY M. MAUTNER*         Director                                 )May 12, 2004
                                                                   )
BRADLEY E. MAUTNER*       Director                                 )
                                                                   )
MICHAEL D. BENNETT*       Vice President, Secretary and            )
                            Treasurer (Principal Financial         )
                            and Accounting Officer)                )
                                                                   )
ARNOLD F. BROOKSTONE*     Director                                 )
                                                                   )
EUGENE MILLER*            Director                                 )
                                                                   )
STEPHEN B. SCHWARTZ*      Director                                 )
                                                                   )
DENNIS KESSLER*           Director                                 )
                                                                   )
*By:  /s/ David Unger     Individually and as Attorney-in-Fact     )
      David Unger                                                  )

                                  EXHIBIT INDEX



Exhibit No.                             Description
-----------  -------------------------------------------------------------------
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

     10(e)   MFRI 2004 Stock Incentive Plan

     21*     Subsidiaries of MFRI, Inc.

     23*     Consent of Deloitte & Touche LLP

     24*     Power of Attorney executed by directors and officers of the Company

     31*     Rule 13a - 14(a)/15d - 14(a) Certifications

             (1)  Chief Executive Officer certification pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
             (2)  Chief Financial Officer certification pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

      32*         Section 1350 Certifications

                  (1)  Chief Executive Officer certification pursuant to
                       Section 906 of the Sarbanes Oxley Act of 2002
                  (2)  Chief Financial Officer certification pursuant to
                       Section  906  of the Sarbanes-Oxley Act of 2002



---------------------------------
*        Filed herewith

                                                                   Exhibit 10(e)
                                   MFRI, INC.
                            2004 STOCK INCENTIVE PLAN

     MFRI, Inc. (the "Company") may from time to time on or before November 30, 2013 grant to key employees (including officers, whether or not directors) of the Company, any of its subsidiaries, any parent of the Company or any of such parent's affiliates options to purchase shares of the Company's common stock, restricted or unrestricted stock awards, other stock-based awards, or any combination of the foregoing (the "Plan"). All stock options and stock awards granted pursuant to this Plan are referred to herein as "Awards." Key employees, for the purposes of the MFRI, Inc. 2004 Stock Incentive Plan with respect to the grant of non-statutory options only, shall also include advisors and consultants to the Company (including employees of such advisors and consultants) provided that such advisors and consultants render bona fide services to the Company that are not connected with the offer or sale of securities in a capital-raising transaction. Subject to adjustment for corporate transactions and other events as specifically described herein, the aggregate number of shares of such stock which may be issued with respect to Awards pursuant to this Plan shall not exceed 250,000; provided, however, that on January 31, 2005 and each January 31 thereafter until January 31, 2013, the aggregate number of shares that may be issued with respect to Awards pursuant to the terms of this Plan shall be increased by the number equal to 2% of the aggregate number of shares of common stock outstanding as of the last day of the most recently ended fiscal year of the Company. The Board of Directors may provide for the exercise of Awards under this Plan from time to time in installments or otherwise, and may authorize the granting of such Awards upon such other terms and conditions and for such periods up to ten years from the date of grant as it may in its discretion determine; provided, however, that (1) except as otherwise determined by the Company, and in any event in the case of an incentive stock option (as defined below) or a stock appreciation right granted with respect to an incentive stock option, no Award granted under the Plan shall be transferable by the grantee otherwise than by will or the laws of descent and distribution, (2) except as otherwise determined by the Company, any Award granted hereunder may be exercisable during such grantee's lifetime only by the grantee or by such grantee's guardian or legal representative, and (3) the aggregate fair market value (determined at the time an Award is granted) of shares with respect to which incentive stock options are exercisable for the first time by an option holder during any calendar year (under all incentive stock option plans of the Company, any parent and any subsidiary corporations of the Company) shall not exceed $100,000. Notwithstanding anything contained herein to the contrary, the aggregate number of shares of common stock which may be issued to all grantees or holders pursuant to the exercise of incentive stock options pursuant to the Plan shall not exceed 250,000.

     The Company may from time to time grant to eligible participants Awards of stock options under this Plan. Options granted under this Plan may be either options which are intended to be incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended ("incentive stock options"), or options which are not intended to be incentive stock options ("non-statutory options"). The purchase price per share to be specified in any option granted pursuant to this Plan shall be not less than the fair market value of such stock on the date such option is granted, and may be paid in cash, in common stock of the Company or in any combination thereof.

     The Company may from time to time grant to the holder of any option issued hereunder the right to elect to exercise stock appreciation rights with respect to all or any portion of the shares subject to such option in lieu of such option rights thereunder by surrendering the option rights as to all or such portion of the shares as to which option rights shall at such time be exercisable under such option, and receiving, with respect to each share as to which option rights are so surrendered, an amount in payment equal to the excess of the fair market value of such share on the date of surrender over the purchase price specified for such share in the option. Such payment may be made in cash, in common stock of the Company, or in any combination thereof, subject, in the case of cash, to the consent of the Company. The number of shares of common stock to be issued and delivered by the Company upon the exercise of stock appreciation rights hereunder shall be determined by dividing the amount of the payment to be made in the form of common stock by the fair market value of a share of the Company's common stock as of the date of surrender, and the value of any fractional share shall be paid by the Company in cash. No stock appreciation right shall, in any event, be exercisable within six months of the date of its grant. For purposes of determining the aggregate number of shares of the Company's common stock sold to all Award grantees pursuant to this Plan, each share as to which option rights have been surrendered upon the exercise of stock appreciation rights shall be treated as if it were a share sold under this Plan.

     The Company may from time to time grant restricted or unrestricted stock Awards or other stock-based Awards to eligible participants in such amounts, on such terms and conditions and for such consideration, including no consideration or such minimum consideration as may be required by law, as it shall determine.

     Grantees and holders of Awards shall pay to the Company or its affiliate, or make provision satisfactory to the Company for the payment of, any taxes required to be withheld in respect of Awards under the Plan no later than the date of the event creating the tax liability. The Company or its affiliate may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the grantee or holder of an Award. At any time when an Award grantee is required to pay to the grantee's employer an amount required to be withheld under applicable income tax laws in connection with the exercise of a non-statutory Award, the Award grantee may satisfy this obligation in whole or in part by electing (the "Election") to have the Company withhold shares of common stock having a value equal to the amount required to be withheld. The value of the shares to be withheld shall be based on the fair market value of such shares on the date that the amount of tax to be withheld shall be determined ("Tax Date"). Each Election must be made prior to the Tax Date. The Board may disapprove of any Election or may suspend or terminate the right to make Elections. An Election is irrevocable.

     If the Award  grantee is an officer of the  Company  within the  meaning of section 16 of the Securities Exchange Act of 1934, as amended, then the Election is subject to the following additional restrictions:

     (1) No Election shall be effective for a Tax Date which occurs within six months of the grant of the Award.

     (2) The Election must be made either six months prior to the Tax Date or must be made during a period beginning on the third business day following the date of release for publication of the Company's quarterly or annual summary statements of sales and earnings and ending on the twelfth business day following such date.

     In the event of a stock dividend, stock split, or combination or other reduction in the number of issued shares of common stock of the Company, the Board of Directors of the Company shall make such adjustments in the number of unpurchased shares subject to this Plan, the number of shares subject to Awards outstanding in this Plan, the exercise price specified in Awards outstanding under this Plan, and the number of shares subject to stock appreciation rights outstanding under this Plan as it shall determine to be appropriate and equitable. In the event of a merger, consolidation, reorganization or dissolution of the Company, or the sale or exchange of substantially all of the Company's assets, (i) the rights under Awards, including stock appreciation rights, outstanding hereunder shall terminate, except to the extent and subject to such adjustments as may be provided by the Board of Directors of the Company or by the terms of the plan or agreement of merger, consolidation, reorganization, dissolution or sale or exchange of such assets, and (ii) the Company shall notify the holders of outstanding Awards of such event at least 30 days prior to the effective date of such event.

     The Board of Directors of the Company, or a committee or committees of the Board of Directors as may be appointed by the Board of Directors from time to time, shall have full power and authority, in its sole and absolute discretion, to (1) take all actions necessary to carry out the purpose and intent of the Plan, (2) administer and interpret the Plan, options and other Award grant agreements and all other documents relevant to the Plan and/or to Awards issued thereunder, (3) adopt and interpret such rules, regulations, agreements, guidelines and instruments for the implementation and administration of the Plan as it deems necessary or advisable, and (4) select the grantees, determine the type of any Award to be granted, determine the time or times at which Awards shall be granted, impose such terms, limitations, restrictions and conditions upon any such Award as it shall deem appropriate, determine the number of shares to be allocated to each Award grantee, and to modify, amend, extend or renew outstanding Awards, or accept the surrender of outstanding Awards and substitute new Awards, provided, however, that, subject to modifications, amendments or terminations expressly described in this Plan, any modification that would materially adversely affect any outstanding Award shall not be made without the consent of the holder. The Board of Directors of the Company may, without stockholder consent, amend this Plan; provided, however, any amendment that would (i) materially increase the benefits accruing to participants hereunder,
(ii) materially increase the number of shares which may be issued hereunder,  or
(iii) materially modify the requirements as to eligibility for participation hereunder, must be approved by a vote of the stockholders of the Company.

                                                                      Exhibit 21
MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                                     Exhibit 23



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3, and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated, May 12, 2004, (which report expresses an unqualified opinion and includes an explanatory paragraph as to MFRI, Inc.'s change in its method of accounting for goodwill and intangible assets) appearing in this Annual Report on Form 10-K of MFRI, Inc. and subsidiaries for the year ended January 31, 2004.




DELOITTE & TOUCHE LLP
Chicago, Illinois
May 17, 2004

                                                                      Exhibit 24

                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer, or both, of MFRI, INC., a Delaware corporation (the "Company"), does hereby constitute and appoint DAVID UNGER, HENRY M. MAUTNER and MICHAEL D. BENNETT, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys to execute, file or deliver any and all instruments and to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the Company's filing of an annual report on Form 10-K for the Company's fiscal year 2003, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his name as a director or officer, or both, of the Company, as indicated below opposite his signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of this 12th day of May, 2004.




/s/ David Unger                                   /s/ Arnold F. Brookstone
David Unger, Chairman of the Board                Arnold F. Brookstone, Director
of Directors, President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Henry M. Mautner                              /s/ Eugene Miller
Henry M. Mautner, Vice Chairman                   Eugene Miller, Director
of the Board of Directors

/s/ Bradley E. Mautner                            /s/ Stephen B. Schwartz
Bradley E. Mautner, Director and                  Stephen B. Schwartz, Director
Executive Vice President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (b) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 17, 2004


/s/ David Unger_________
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

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

Date: May 17, 2004


/s/ Michael D. Bennett____
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

                                                                    Exhibit 32.1


                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended January 31, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
May 17, 2004


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

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the period ended January 31, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
May 17, 2004

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.