Form 10-K/A
period 2004-01-31
MFRI INC
filed 2004-06-01
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b). Yes/ / No /x/

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

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the following document of the registrant are
                       incorporated herein by reference: N/A

FORM 10-K/A CONTENTS
JANUARY 31, 2004

Item                                                                     Page
--------------------------------------------------------------------------------

Part I:

1.   Business                                                                  1
     Company Profile                                                           1
     Filtration Products                                                       1
     Piping Systems                                                            4
     Industrial Process Cooling Equipment                                      6
     Employees                                                                 9
2.   Properties                                                                9
3.   Legal Proceedings                                                        10
4.   Submission of Matters to a Vote of Security Holders                      10


Part II:

5.   Market for Registrant's Common Equity and Related Stockholder Matters    10
6.   Selected Financial Data                                                  11
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              11
7A.  Quantitative and Qualitative Disclosures About Market Risk               22
8.   Financial Statements and Supplementary Data                              22
9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               22
9A.  Controls and Procedures                                                  22



Part III:

10.  Directors and Executive Officers of the Registrant                       23
11.  Executive Compensation                                                   26
12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                        28
13.  Certain Relationships and Related Transactions                           30
14.  Principal Accountant Fees and Services                                   30

Part IV:

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          31


Signatures                                                                    57
Certifications                                                                70
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

                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table set forth information regarding the directors of the Company as of March 31, 2004:

                                                         First Became a Director
                       Offices and Positions, if any,          of the Company
       Name              held with the Company; Age           or a Predecessor
------------------     ------------------------------    -----------------------
David Unger            Director, Chairman of the Board,             1989
                       President and Chief Executive
                       Officer of the Company; Age 69
Henry M. Mautner       Director and Vice Chairman of the            1989
                       Board of the Company; Age 77
Bradley E. Mautner     Director and Executive Vice
                       President of the Company;Age 48              1995
Arnold F. Brookstone   Director of the Company; Age 74              1990
Eugene Miller          Director of the Company; Age 78              1990
Stephen B. Schwartz    Director of the Company; Age 69              1995
Dennis Kessler         Director of the Company; Age 65              1998

David Unger has been employed by the Company and its predecessors in various executive and administrative capacities since 1958, served as President of Midwesco, Inc. ("Midwesco") from 1972 through January 1994, and was Vice President from February 1994 through December 1996. He was also a director of Midwesco from 1972 through December 1996 and served that company in various executive and administrative capacities from 1958 until the consummation of the merger of Midwesco into the Company in December 1996 (the "Merger"). He is a director and Vice President of the company formed to succeed to the non-Thermal Care business of Midwesco ("New Midwesco").

Henry M. Mautner has been employed by the Company and its predecessors in various executive capacities since 1972, served as Chairman of Midwesco from 1972 through December 1996, and served that company in various executive and administrative capacities from 1949 until the consummation of the Merger. Since the consummation of the Merger, he has served as the Chairman of New Midwesco. Mr. Mautner is the father of Bradley E. Mautner.

Bradley E. Mautner has been employed by the Company and its predecessors in various executive and administrative capacities since 1978, has served as Executive Vice President since December 2002, was Vice President of the Company from December 1996 through December 2002 and has been a director of the Company since 1995. From 1994 to the consummation of the Merger, he served as President of Midwesco and since December 30, 1996 he has served as President of New Midwesco. In addition, since February 1996, he has served as the Chief Executive Officer of Midwesco Services, Inc. ("Midwesco Services") which was 50% owned by New Midwesco until May 19, 2000, at which time it became a wholly owned subsidiary of New Midwesco. On November 17, 2000, Midwesco Services was merged into New Midwesco ("Midwesco Services Merger"). From February 1988 to January 1996, he served as the President of Mid Res Inc. (predecessor to Midwesco Services). Bradley E. Mautner is the son of Henry M. Mautner.

Arnold F. Brookstone served as Executive Vice President and Chief Financial and Planning Officer of Stone Container Corporation (subsequently merged into Smurfit - Stone Container Corporation) until his retirement on January 31, 1996. During the past five years he has served as an independent director of a number of public and privately-held companies. He currently serves as a director of a number of privately-held companies.

Eugene Miller served as Vice Chairman of the Board of Directors and Chief Financial Officer of USG Corporation, a building materials holding company, from March 1987 until his retirement as of May 31, 1991. Mr. Miller is currently Executive-in-Residence and Adjunct Professor of Florida Atlantic University. Mr. Miller serves as a director of several privately-held companies.

Stephen B. Schwartz served as a senior vice president of IBM Corporation from 1990 until his retirement in 1992. From 1957 to 1990, Mr. Schwartz served in various capacities for IBM Corporation. Until November 2003, Mr. Schwartz served as a member of the Advisory Board of Niagara Mohawk Power Company, a privately held electric and gas utility company.

Dennis Kessler has been President of Kessler Management Consulting, LLC since February 1998. Prior to February 1998, Mr. Kessler was Co-President of Fel-Pro Incorporated, which manufactured and distributed gaskets, engine parts and industrial chemicals. Mr. Kessler had served in various capacities with Fel-Pro since 1964. Mr. Kessler is currently a director of Universal Automotive Industries, Inc., a manufacturer and distributor of brake rotors, drums, disc brake pads, relined brake shoes, wheel cylinders and brake hoses for the automotive aftermarket. He also serves as a director of a privately held company.

Executive Officers of the Registrant

The following table set forth information regarding the executive officers of the Company as of March 31, 2004:

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

For the biographies of David Unger, Henry M. Mautner and Bradley E. Mautner, please see the proceeding section.

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

Audit Committee

The Audit Committee consists of Arnold F. Brookstone (Chairman), Dennis Kessler (Vice Chairman), Eugene Miller, and Stephen B. Schwartz. The Board of Directors has determined that all members of the Audit Committee are "independent" as that term is defined in the listing standards of The Nasdaq Stock Market. The Board of Directors has also determined that at least one of the members of the Audit Committee, including its Chairman, Arnold F. Brookstone, qualify as "audit committee financial experts" as defined in Item 401(h) of Regulation S-K. During 2003, the Audit Committee held five meetings.

The Board of Directors has adopted and approved a charter for the Audit Committee. Under the charter, the Audit Committee's responsibilities include, among other things:

     o Selection and discharge of the independent auditors and approving the compensation of the independent auditors;

     o Reviewing independence with the independent auditors periodically, no less frequently than annually, including confirmation that no prohibited services were provided by the independent auditors or their affiliates, and obtaining on an annual basis written confirmation of the independence of the independent auditors;

     o Considering the results of the review of the interim financial statements by the independent auditors;

     o Reviewing the Company's compliance with applicable accounting and financial reporting rules;

     o Considering and reviewing with management and with the independent auditors the adequacy of the Company's internal controls, including computerized information system controls and security;

     o Considering, in consultation with the independent auditors, the audit scope and plan of the independent auditors;

     o Reviewing with management and the independent auditors the results of annual audits and related matters;

     o Reviewing with the independent auditors any impending changes in accounting and financial reporting rules and the expected impact of such changes on the Company; and

     o Conducting or authorizing investigations into any matters within the Audit Committee's scope of responsibilities.

The Board of Directors of the Company adopted an Audit Committee Charter in 2000 and adopted amendments to it in 2002 and 2004.

Code of Conduct

The Company has adopted a Code of Conduct which is applicable to all employees of the Company, including the Chief Executive Officer and Chief

Financial Officer, and to the Company's Board of Directors. The Code of Conduct is publicly available on the Company's website at www.mfri.com.

Item 11.          EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the Company"s last three years ended January 31, 2004 to the Company's Chief Executive Officer and to each of the four other most highly compensated executive officers who was serving as an executive officer of the Company at the end of 2003 whose salary and incentive compensation for 2003 exceeded $100,000.


                                                                                     Long-Term
                                                                                   Compensation
                                             Annual Compensation                   Awards
                                  ----------------------------------------------   ------------
                                                                                    Securities
                                                                                    Underlying       All Other
 Name and Principal Position      Year      Salary       Incentive      Other(1)  Options/SARs(#)     Comp.(2)
 ---------------------------      ----      ------       ---------      --------  ---------------    ---------
David Unger                       2003     $230,000            $0        $30,200       3,500          $     0
  Chairman and Chief              2002      215,000             0          3,200       4,000           20,000
  Executive Officer               2001      200,000             0          3,200      43,000           20,000

Fati A. Elgendy                   2003     $169,000       $75,000         $3,100       3,500          $15,000
  Vice President,                 2002      149,000       201,873          3,500       4,000           15,000
  President, Perma-Pipe, Inc.     2001      139,900       153,503          3,200      61,500           15,000

Henry M. Mautner                  2003     $172,500            $0        $23,200       3,500          $     0
  Vice Chairman                   2002      161,250             0          3,200       4,000           20,000
                                  2001      150,000             0          3,200      43,000           20,000

Don Gruenberg                     2003     $154,000       $15,000         $3,400       3,500          $15,000
  Vice President                  2002      118,056        50,700          3,200       4,000           15,000
  President, Thermal Care, Inc.   2001      150,000             0          3,200      24,000           15,000

Gene K. Ogilvie                   2003     $159,000       $     0         $3,100       3,500          $15,000
  Vice President                  2002      149,000             0          1,300       4,000           15,000
  President, Midwesco Filter      2001      139,000             0          1,200      43,000           15,000
  Resources, Inc.

(1)  Represents  contributions  made  by  the  Company  to the  Named  Executive
     Officer's   account   under  the  401(k)  Plan  and   current   portion  of
     non-qualified deferred compensation.

(2)  Represents accrual of non-qualified deferred compensation.

2003 Option Grants

     The following table sets forth certain information regarding option grants to the Named Executive Officers during 2003.

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                                                    Annual Rates of
                                                                                      Stock Price
                       Number of         Percent of                                   Appreciation
                       Securities          Total                                    for Option Term
                       Underlying          Options      Exercise                  ---------------------
                        Options          Granted in     Price per   Expiration
Name                    Granted          Fiscal Year      Share        Date            5%        10%
----                   ----------        -----------    ---------   ----------      --------  --------

David Unger               3,500             3.39%         $2.16       6/27/13        $4,760    $12,040
Fati A. Elgendy           3,500             3.39%          2.16       6/27/13         4,760     12,040
Henry M. Mautner          3,500             3.39%          2.16       6/27/13         4,760     12,040
Don Gruenberg             3,500             3.39%          2.16       6/27/13         4,760     12,040
Gene K. Ogilvie           3,500             3.39%          2.16       6/27/13         4,760     12,040


2003 Year-End Unexercised Stock Options

The following table sets forth information relating to stock options held by the Named Executive Officers as of January 31, 2004.

                   Number of Securities Underlying      Value of Unexercised
                             Unexercised                     In-the-Money
                     Options at Fiscal Year End      Options at Fiscal Year End
                   -------------------------------   --------------------------
     Name            Exercisable   Unexercisable    Exercisable   Unexercisable
     ----            -----------   -------------    -----------   -------------

David Unger             22,500         28,000          $310           $1,980
Fati A. Elgendy         31,750         37,250           310            1,980
Henry M. Mautner        22,500         28,000           310            1,980
Don Gruenberg           13,000         18,500           310            1,980
Gene K. Ogilvie         22,500         28,000           310            1,980

401(k) Plan

The domestic employees of the Company, including the Named Executive Officers, are eligible to participate in the MFRI, Inc. Employee Savings and Protection Plan (the "401(k) Plan"), which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The 401(k) Plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 2% of each participant's salary.

Deferred Compensation Plans

The  Company  also has  deferred  compensation  agreements  with key  employees.
Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements.

Compensation Committee Interlocks and Insider Participation

There are no matters related to Compensation Committee or insider participation that the Company is required to report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth as of March 31, 2004, with respect to any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, the name and address of such owner, the number of shares of Common Stock beneficially owned, the nature of such ownership, and the percentage such ownership is of the outstanding shares of Common Stock:

  Name and Address              Amount and Nature                 Percent of
 of Beneficial Owner         of Beneficial Ownership          Outstanding Shares
--------------------         -----------------------          ------------------

David Unger                         595,372(1)                      12.1%
7720 Lehigh Avenue
Niles, IL 60714

Henry M. Mautner                    477,469(2)                       9.7%
7720 Lehigh Avenue
Niles, IL 60714

Heartland Advisors, Inc.            691,700(3)                      14.1%
789 North Water Street
Milwaukee, WI 53202

Edward W. Wedbush                   309,309(4)                       6.3%
P.O. Box 30014
Los Angeles, CA 90030-0014

Shufro Rose & Co., LLC              263,000(5)                       5.3%
745 Fifth Avenue, Suite 2600
New York, NY 10151-2600

_________________

(1) Includes 18,500 shares held in joint tenancy with Reporting Person's spouse, 9,250 of which the Reporting Person disclaims beneficial ownership of. Includes 12,454 shares owned by the Reporting Person's spouse all of which the Reporting Person disclaims beneficial ownership of. Also includes 22,500 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(2) Includes 47,253 shares held in joint tenancy with Reporting Person's spouse, 23,626.5 of which the Reporting Person disclaims beneficial ownership of. Also includes 22,500 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(3) According to a Schedule 13G/A dated February 12, 2004, such securities are held in investment advisory accounts of Heartland Advisors, Inc. ("Heartland"). As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities. The interests of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the class. Mr. William J. Nasgovitz is an officer, director and principal shareholder of Heartland and, thus, may be deemed to be the beneficial owner of the Common Stock owned by Heartland.

(4) According to a Schedule 13G/A dated February 13, 2004 (the "ECC Schedule 13G"), E*Capital Corporation ("ECC"), 1000 Wilshire Boulevard, Los Angeles, California 90017-2459, owns 251,609 shares of Common Stock, equaling 5.17% of the outstanding shares of Common Stock of the Company. Edward W. Wedbush is the chairman of ECC and owns a majority of the outstanding shares of ECC and, thus, may be deemed the beneficial owner of the Common Stock owned by ECC. According to the ECC Schedule 13G, Mr. Wedbush owns 57,700 shares of Common Stock, equaling 1.8% of the outstanding Common Stock of the Company, in his own name.

(5)  According to a Schedule 13G dated February 9, 2004.

Security Ownership of Management

The following table sets forth as of March 31, 2004, certain information concerning the ownership of securities of the Company of each director, nominee and executive officer named in the Summary Compensation Table hereof ("Named Executive Officers") and all directors and executive officers of the Company as a group:

    Name of                   Amount and Nature                   Percent of
Beneficial Owner           of Beneficial Ownership            Outstanding Shares
----------------           -----------------------            ------------------

David Unger                      595,372(1)                         12.1%
Henry M. Mautner                 477,469(2)                          9.7%
Bradley E. Mautner               165,780(3)                          3.4%
Gene K. Ogilvie                   64,427(4)                          1.3%
Fati A. Elgendy                   62,233(5)                          1.3%
Don Gruenberg                     32,480(6)                          *
Arnold F. Brookstone              21,276(7)                          *
Stephen B. Schwartz               12,625(8)                          *
Eugene Miller                      9,750(9)                          *
Robert A. Maffei                  12,025(10)                         *
Dennis Kessler                     6,250(11)                         *
Billy E. Ervin                    12,375(12)                         *
All directors and              1,521,806                            31.0%
  executive officers
  as a group (15 persons)

*  Less than 1%.
__________________

(1) Includes 18,500 shares held in joint tenancy with Reporting Person's spouse, 9,250 of which the Reporting Person disclaims beneficial ownership of. Includes 12,454 shares owned by the Reporting Person's spouse all of which the Reporting Person disclaims beneficial ownership of. Also includes 22,500 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(2) Includes 47,253 shares held in joint tenancy with Reporting Person's spouse, 23,626.5 of which the Reporting Person disclaims beneficial ownership of. Also includes 22,500 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(3) Includes 200 shares held as custodian for the Reporting Person's children, all of which the Reporting Person disclaims beneficial ownership of. Also includes 9,375 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(4) Includes 500 shares owned by the Reporting Person's mother over which the Reporting Person has power of attorney, all of which the Reporting Person disclaims beneficial ownership of. Includes 25,252 shares held in joint tenancy with the Reporting Person's spouse, 12,626 of which the Reporting Person disclaims beneficial ownership of. Also includes 22,500 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(5) Includes 30,483 shares held in joint tenancy with Reporting Person's spouse, 15,241.5 of which the Reporting Person disclaims beneficial ownership of. Also includes 31,750 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(6) Includes 1,000 shares held in joint tenancy with Reporting Person's spouse, 500 of which the Reporting Person disclaims beneficial ownership of. Also includes 13,000 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(7) Includes 15,526 shares held in a trust of which the Reporting Person is trustee. Also includes 5,750 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(8) Includes 4,375 shares held in a trust of which the Reporting Person is trustee. Also includes 8,250 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(9) Includes 4,000 shares held in a trust of which the Reporting Person is trustee. Also includes 5,750 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(10) Includes 11,025 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(11) Includes 6,250 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

(12) Includes 12,375 shares that are subject to stock options granted by the Company that are exercisable on March 31, 2004 or which became exercisable within 60 days thereafter.

The following table provides certain information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans.

                                            Number of shares to be      Weighted-average         Number of shares
                                             issued upon exercise       exercise price of       available for future
                                            of outstanding options     outstanding options,     issuance under equity
              Plan Category                  warrants and rights       warrants and rights      compensation plans(1)
              -------------                 ----------------------     --------------------     ---------------------

Equity compensation plans approved by             1,017,950                   $3.44                        0
stockholders
Equity compensation plans not approved by                 0                     N/A                        0
stockholders


(1) This number excludes shares reflected in the second column of this table.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company provides certain services and facilities to companies primarily owned by Messrs. Unger and H. Mautner and those companies provide certain services to the Company, each at cost, pursuant to a Services Agreement. Any material change to the terms of the Services Agreement must be approved by a majority of the directors, including a majority of the independent directors. During 2003, the Company received $250,000 and paid $167,000 under the Services Agreement.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates ("Deloitte"), for professional services rendered for the audit of the Company's annual consolidated financial statements for the fiscal years ended January 31, 2004 and January 31, 2003 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for years ended January 31, 2004 and January 31, 2004 were $268,900 and $235,900, respectively.

Audit-Related Fees

The aggregate fees billed by Deloitte for assurance and related services that are reasonably related to the performance of the audit or the review of the Company's financial statements for the fiscal years ended January 31, 2004 and January 31, 2003 which are not reported under the heading "Audit Fees" above were $3,200 and $0, respectively.

Tax Fees

The aggregate fees billed by Deloitte for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2004 and January 31, 2003 were $95,600 and $82,600, respectively.

All Other Fees

No fees were billed by Deloitte for professional services other than the services described above for the fiscal years ended January 31, 2004 and January 31, 2003.

Engagement

Before Deloitte was engaged by the Company to render audit and non-audit services to the Company for 2003, the engagement was approved by the Company's Audit Committee.


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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



DELOITTE & TOUCHE LLP

Chicago, Illinois
May 12, 2004

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share information)

                                                             2003        2002        2001
                                                             Fiscal Year Ended January 31,
                                                             2004        2003        2002
-------------------------------------------------------------------------------------------

Net sales                                                  $120,889    $122,897    $125,534

Cost of sales                                                96,291      95,957      99,202
                                                           --------    --------    --------

Gross profit                                                 24,598      26,940      26,332

Operating expenses:
  Selling expense                                            10,141      10,446       9,775
  General and administrative expense                         15,178      15,580      14,459
  Management services agreement - net                          -           -            (74)
                                                           --------    --------    --------
    Total operating expenses                                 25,319      26,026      24,160
                                                           --------    --------    --------

Income (loss) from operations                                  (721)        914       2,172
Income from Joint Venture                                       492          57        -
Interest expense - net                                        2,003       2,107       2,600
                                                           --------    --------    --------

Loss before income taxes, extraordinary items and
  cumulative effect of accounting change                     (2,232)     (1,136)       (428)

Income tax (benefit)                                         (1,135)       (312)        (54)
                                                           --------    --------    --------

Loss before extraordinary items and cumulative effect of
  accounting change                                          (1,097)       (824)       (374)

Net extraordinary gain, net of tax benefit of $23              -            (35)       -
                                                           --------    --------    --------

Loss before cumulative effect of accounting change           (1,097)       (789)       (374)

Loss on cumulative effect of a change in accounting for
  goodwill, net of tax benefit of $1,110                       -        (10,739)       -
                                                           --------    --------    --------
Net loss                                                   $ (1,097)   $(11,528)   $   (374)
                                                           ========    ========    ========

Weighted average common shares outstanding-(basic
  and diluted)                                                4,922       4,922       4,922
Basic and diluted earnings per share
  Loss before extraordinary items and cumulative
    effect of accounting change                              $(0.22)     $(0.17)     $(0.08)
  Net extraordinary gain                                       -           0.01        -
  Loss before cumulative effect of accounting change          (0.22)      (0.16)      (0.08)
  Loss on cumulative effect of accounting change               -          (2.18)       -
  Net loss                                                   $(0.22)     $(2.34)     $(0.08)


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
                                                           ========    ========

Note 7 - Debt

Long-term debt consists of the following:

(In thousands)

                                                             2003        2002
                                                           --------    --------
Secured senior notes due 2007                              $  3,875    $  4,626
Revolving bank loan Domestic                                  7,229      10,211
Industrial Revenue Bonds                                      5,200       5,200
Mortgage notes                                               10,809       8,552
Term loans                                                      122       2,274
Short-term credit arrangements                                1,215         597
Capitalized lease obligations (Note 8)                           75         216
Other                                                          -           -
                                                           --------    --------
                                                             28,525      31,676
Less current maturities                                      11,864       2,415
                                                           --------    --------
Total                                                      $ 16,661    $ 29,261
                                                           ========    ========

The following table summarizes the Company's scheduled maturities, excluding the revolving line of credits at January 31, 2004.

                                Total         1/31/05       1/31/06       1/31/07      1/31/08       1/31/09      Thereafter
                             -----------    -----------   ----------    ----------   ----------    ----------    ------------
Mortgages                    $10,809,000      $587,900      $626,100      $666,300     $709,700      $756,000      $7,463,000
Senior Debt                    3,875,000       750,000       750,000       750,000    1,625,000         -              -
IRB Payable                    5,200,000         -             -              -       5,200,000         -              -
Term Loans                       122,200       122,200

                             -----------    -----------   ----------    ----------   ----------    ----------    ------------
  Total                      $20,006,200    $1,460,100    $1,376,100    $1,416,300   $7,534,700      $756,000      $7,463,000
                             ===========    ===========   ==========    ==========   ==========    ==========    ============

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

                                   MFRI, INC.

Date: June 1,2004              By: /s/ David Unger
                                   David Unger,
                                   Chairman of the Board of Directors, President and Chief Executive Officer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*              Director and Chairman of the             )
                            Board of Directors, President          )
                            and Chief Executive Officer            )
                            (Principal Executive Officer)          )
                                                                   )
HENRY M. MAUTNER*         Director                                 )June 1, 2004
                                                                   )
BRADLEY E. MAUTNER*       Director                                 )
                                                                   )
MICHAEL D. BENNETT*       Vice President, Secretary and            )
                            Treasurer (Principal Financial         )
                            and Accounting Officer)                )
                                                                   )
ARNOLD F. BROOKSTONE*     Director                                 )
                                                                   )
EUGENE MILLER*            Director                                 )
                                                                   )
STEPHEN B. SCHWARTZ*      Director                                 )
                                                                   )
DENNIS KESSLER*           Director                                 )
                                                                   )
*By:  /s/ David Unger     Individually and as Attorney-in-Fact     )
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

     10(e)*  MFRI 2004 Stock Incentive Plan

     14*     Code of Conduct

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

                                                                      Exhibit 14

                                 CODE OF CONDUCT

Management Commitment

Initial posting date: May 4, 2004

A Letter From David Unger

NASDAQ rules require that all NASDAQ registrants adopt a Code of Conduct covering all employees by May 4, 2004. Following is MFRI's Code of Conduct.

There is a simple idea that stands behind everything that we do at MFRI Inc. We pursue our business objectives with integrity and in full compliance with all laws. This is the right thing to do, and it also makes good business sense. By acting with integrity, we earn the trust of our customers, business partners, stockholders, co-workers, suppliers, and the communities where we live and work--those whose trust we must have to be successful.

This Company has a Compliance Officer, who is responsible for overseeing the implementation of our compliance and integrity program.

This Code of Conduct is an additional key resource in our commitment to integrity. Today's laws and standards of business conduct can seem complex. The Code explains in a practical, easy to understand way many of the basic rules that apply to our businesses. It also explains the personal responsibilities each of us bears as a part of this Company, such as speaking up if we ever see something that doesn't seem right. The Code is posted at the Company's web site and is available in hard copy from your local human resources office. See Appendix A for names of human resources contacts.

Review the Code of Conduct carefully. This will help you make sure that your actions never fall short of our commitment to do the right thing.

Nothing is more important than our commitment to integrity--not meeting a profit goal, winning a competition for business, or pleasing a boss. Our commitment to integrity must always come first.

Together, by following the letter and spirit of this Code of Conduct, we can help ensure that working here is a source of great pride.

Sincerely,


David Unger, Chairman and Chief Executive Officer, MFRI, Inc.

The Company's Code of Conduct and Compliance and Integrity Program

Who Should Follow This Code? All directors, officers, employees, and others who work or act for the Company should adhere to the standards contained in this Code of Conduct and should consult the Code of Conduct for guidance when acting on behalf of the Company.

Your Commitment and Compliance This Code of Conduct represents a commitment to doing what is right. By working for the Company, you are agreeing to uphold this commitment. Understand the standards of the Code of Conduct that apply to your job--and always follow them. Those who fail to follow these standards put themselves, their co-workers, and the Company at risk.

The Company's Code of Conduct is more than just a description of our standards. It is the centerpiece of a compliance and integrity program supported by our board of directors and senior officers. This program helps assure that all of us know and follow the laws that apply to us and conduct business with integrity. The Company may amend the Code of Conduct from time to time as it deems necessary. The Code of Conduct will be made available on the Company's website at www.mfri.com and in hard copy from each location's human resources office.

The Company's  Compliance  Officer  Administration of the compliance  program is
provided  by  the   Company's   Compliance   Officer  and  his   designees   for
non-English-speaking employees as listed at Appendix A.

Waivers of the Code This Code of Conduct is written to apply to all directors, officers and employees of the Company. In the unusual case where a provision of this Code should be waived, this may only be done through specific procedures. Any waivers of the Code for members of the board of directors or executive officers must be approved by the board of directors and disclosed, along with the reasons for the waiver, within five days in a Form 8-K filed with the Securities and Exchange Commission. All other waivers must have the written approval of the Compliance Officer.

Honest and Ethical Conduct - Conflicts of Interest

Honest and Ethical Conduct Our Company is committed to honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. We recognize that investors are harmed when the real or apparent private interest of a director, officer, or employee is in conflict with the interests of the Company. This occurs, for example, when someone receives improper personal benefits as a result of his or her position with the Company, or has other duties, responsibilities, or obligations that run counter to his or her duty to the Company.

Conflicts of Interest Our directors, officers and employees have many activities in their lives outside the Company. A "conflict of interest" arises when a director's, officer's or employee's personal, social, financial or political activities have the potential of interfering with their loyalty and objectivity to the Company. Actual conflicts must be avoided, but even the appearance of a conflict of interest can be harmful, too.

Described below are common ways that conflicts of interest can arise.

1. Outside Employment and Affiliations: A second job with, performing services for, or serving as a director or consultant for an organization that is a competitor, customer, business partner, or supplier of goods or services, raises an actual or possible conflict of interest. Some arrangements of this kind are always impermissible--for example, working for or providing services to anyone you deal with as part of your job.

You should review all outside affiliations with competitors, customers, business partners, or suppliers with your supervisor. You and your supervisor may seek further guidance from the Compliance Officer.

2. Jobs and Affiliations of Close Relatives: The work activities of close relatives can create conflicts of interest, too. If you learn that a "close relative" works or performs services for any competitor, customer, business partner, or supplier, promptly notify your supervisor. You and your supervisor can then consult with the Compliance Officer.

3. Boards of Directors: You may be asked at some time to serve on the board of directors of another organization and this can, in some cases, raise a conflict of interest or even a legal issue. Before accepting a position as a board member, always review this with the Compliance Officer.

Corporate Opportunities Employees, officers, and directors also may not use Company property or information, or their positions with the Company, for personal gain. You should never take for yourself business opportunities that you learn about through your work at the Company. You should also never engage in any business activities that compete with the Company.

Honest and Ethical Conduct - Gifts and Entertainment

Receiving Gifts and Entertainment
Relationships with suppliers must be based entirely on sound business decisions and fair dealing. Business gifts and entertainment can build goodwill, but they can also make it harder to be objective about the person providing them. In short, gifts and entertainment can create their own "conflicts of interest."

What are gifts and entertainment? Anything of value, including discounts, loans, cash, favorable terms on any product or service, services, prizes, transportation, use of another company's vehicles or vacation facilities, stocks or other securities, participation in stock offerings, home improvements, tickets, and gift certificates. The potential list is endless--these are just examples.

Gifts and entertainment offered to employees and their close relatives fall into three categories.

1. Usually okay. This category includes promotional items of nominal value, such as pens, calendars, and coffee mugs, which are given to customers in general. You do not need to obtain review or approval before accepting these kinds of items.

2. Always wrong.

Some types of gifts and entertainment are never permissible, and no one can approve these.

You may never: o accept any gift or entertainment that would be illegal or result in any violation of law

o accept any gift of cash or cash equivalent (such as gift certificates, loans, stock, stock options)

o accept or request anything as a "quid pro quo"--in other words, as part of an agreement to do anything in return for the gift or entertainment

o participate in any activity that you know would cause the person giving the gift or entertainment to violate his or her own employer's standards

3.Other. Gifts and entertainment that do not fit into the first two categories may or may not be acceptable. Generally, gifts and entertainment of a type and amount that would be acceptable to give under the Company's Travel and Entertainment Expense Policy are acceptable to receive under this Code of Conduct.

If you have questions about a specific activity, consult your supervisor, who may consult with the Compliance Officer.

Full, Fair, Accurate, Timely and Understandable Disclosure

Financial Integrity The Company must always strive to retain the trust of our investors. The disclosures we make to the Securities and Exchange Commission and our investors are the essential source of information about the Company for regulators and investors. In any reports and documents that the Company files with, or submits to, the Securities and Exchange Commission or any other governmental agency, and in our other public communications, our disclosures will always be full, fair, accurate, timely, and understandable.

Accurate and Complete Books, Records and Accounting A company's credibility is judged in many ways--and one very important way is the integrity of its books, records and accounting. In addition to our own commitment to accurately report financial performance, the Company is required by securities laws to report in accordance with Generally Accepted Accounting Principles.

Every director, officer, and employee of the Company must help ensure that reporting of business information, computerized, paper or otherwise, is accurate, complete, and timely. This includes accurately recording costs, sales, time sheets, vouchers, bills, payroll and benefits records, regulatory data, and other essential Company information.

In addition, all employees involved in the following activities must:

o follow all laws, external accounting requirements, internal accounting controls and disclosure controls, and any other Company procedures for reporting financial information

o    never deliberately make a false or misleading entry in a report or record

o never alter or destroy Company records except as authorized by established policies and procedures

o    never  sell,   transfer  or  dispose  of  Company   assets  without  proper
     documentation and authorization

o    cooperate with our internal and external auditors

o contact the accounting department with any questions about the proper recording of financial transactions

The goal of accurate accounting and financial reporting requires compliance with rules from the Securities and Exchange Commission, the Financial Accounting Standards Board, and other regulatory organizations. If you have questions about accounting and financial reporting standards, contact your unit controller or the corporate controller.

Compliance with Laws, Rules and Regulations

Compliance with Applicable Laws The Company is committed to compliance with all applicable governmental laws, rules, and regulations. No one is authorized to direct you to break the law. If you have any questions regarding the legality of an action, consult your supervisor, who may consult with the Compliance Officer.

Trading with Inside Information is always prohibited In order to protect the investing public, securities laws make it illegal for those with "inside information" to buy or sell securities (stocks, bonds, options, etc.).

"Inside information" means information that:

o    is not available to the public, and

o    is "material."

What is material information? It is information that a reasonable investor would likely consider important in deciding whether to purchase or sell a security.

Many of our employees may have inside information simply by virtue of their positions. Inside information might include, for example:

o    new offerings by the Company

o    significant new contracts

o    dividend information

o    mergers, acquisitions, and joint ventures

o    major developments in litigation

o    earnings statements and forecasts

o    expected governmental actions

o    major business transactions

If you have knowledge of any of these kinds of information--and the information is not available to the public--this is inside information, and no employee may buy or sell securities using it.

You may not tip someone else. The rule about inside information also applies to people outside of the Company who get the information from one of our directors, officers or employees (for example, a spouse, friends, broker, etc.). You must never give someone outside of the Company a "tip" regarding non-public inside information--this includes discussions on Internet "chat rooms."

You may not misuse information from another company. Inside information can also be information you obtained confidentially during the course of your work about another publicly traded company--for example, from a business partner or supplier.

Prompt Internal Reporting of Your Concerns

Your Duty to Speak Up No company can live up to its commitment to act with integrity if we, as individuals, do not speak up when we should. That is why, in addition to knowing the legal and ethical responsibilities that apply to your job, you should speak up if:

o    you are ever unsure about the proper course of action and need advice

o you believe that someone acting on behalf of the Company is doing--or may be about to do-- something that violates the law or the Company's Code of Conduct

Whom Should I Contact For Help? If you have a concern about a legal or business conduct issue, you have options. The most important thing is that you use one of these options to ask the question or raise the concern.

Your supervisor is usually a good place to start with a business conduct issue. You may also get help or advice from the Company's Compliance Officer or from one of his designees for non-English-speaking employees.

The Integrity WebLine(sm) If you ever feel unsure about where to go, or are uncomfortable using one of the other resources identified in the Code, we have an additional resource that can help: the Integrity WebLineSM service. You can access the Integrity WebLine service on the internet at https://www.codeofconduct.org/webline/report.asp?new=true&fl=t&ticker=MFRI The sole purpose of the Integrity WebLine service is to provide a mechanism for answering questions and responding to concerns about compliance, integrity and the policies described in this Code of Conduct. You can use the Integrity WebLine service anonymously 24 hours a day, seven days a week.

Remember, too, that if you wish to raise concerns about accounting or auditing matters on an anonymous basis, you can use the Integrity WebLine service. Confidentiality will be maintained to the extent consistent with the law, our need to investigate, and our Company's commitment to cooperate with law enforcement.

Retaliation Will Not Be Tolerated
Any employee who, in good faith, seeks advice, raises a concern, or reports misconduct is following this Code of Conduct--and doing the right thing. The Company will not allow retaliation against that person. Individuals engaging in retaliatory conduct will be subject to disciplinary action, which may include termination. If you suspect that you or someone you know has been retaliated against for raising a compliance or integrity issue, immediately contact the Integrity WebLine service or the Compliance Officer.

We take claims of retaliation seriously. Retaliation against anyone reporting a violation in good faith is strictly prohibited and subject to discipline.

We All Must Follow the Code of Conduct All directors, officers, employees, and others who perform work for the Company will be held accountable for complying with the law and this Code of Conduct.

Enforcement: Discipline Will be Imposed for Violations Violations of the law or this Code are subject to discipline, up to and including termination of employment by the Company. Illegal action will be dealt with swiftly and the violators reported to the authorities, as appropriate. Enforcement will be prompt and consistent, applying appropriate standards and processes as determined by the Compliance Officer.

Employee Certification

Appendix A.

Human Resources Contacts, Compliance Officer, and
Designees for non-English-Speaking Employees

Human Resources Contacts:

Niles, Illinois - Leticia Romero
Cicero, Illinois - Joyce Leeper
Winchester, Virginia - Barbara Russell
Lebanon, Tennessee - Sharon Phillips
Boe-Therm - Carsten Nielsen
Nordic Air Filtration - Jorgen Poulsen

Compliance Officer:  Bradley E. Mautner, Niles

Designees for non-English-speaking employees:

Spanish-speaking - Leticia Romero, Niles

Danish-speaking -
Ib Thrane
Focus Advokater LLP
Attorneys at Law
Fisketorvet 3
DK-5100 Odense C,
Denmark
Tel 6314-2020
Fax 6314-2030
e-mail kb@focus-advokater.dk

                                                                      Exhibit 21
MFRI, Inc. has the following wholly owned subsidiaries:

1.  Midwesco Filter Resources, Inc. (Delaware corporation)

2.  Perma-Pipe, Inc. (Delaware corporation)

3.  TDC Filter Manufacturing, Inc. (Delaware corporation)

4.  Thermal Care, Inc. (Delaware corporation)

                                                                      Exhibit 23



INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3, and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated, May 12, 2004, (which report expresses an unqualified opinion and includes an explanatory paragraph as to MFRI, Inc.'s change in its method of accounting for goodwill and intangible assets) appearing in this Annual Report on Form 10-K/A of MFRI, Inc. and subsidiaries for the year ended January 31, 2004.




DELOITTE & TOUCHE LLP
Chicago, Illinois
June 1, 2004

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

1.   I have reviewed this annual report on Form 10-K/A of MFRI, Inc.

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

Date: June 1, 2004


/s/ David Unger
----------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

                                                                    Exhibit 31.2
 I, Michael D. Bennett, certify that:

1.   I have reviewed this annual report on Form 10-K/A of MFRI, Inc.

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

Date: June 1, 2004


/s/ Michael D. Bennett
----------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

                                                                    Exhibit 32.1


                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K/A for the period ended January 31, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
----------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
June 1, 2004


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

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K/A for the period ended January 31, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Bennett
----------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
June 1, 2004

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.