Form 10-Q
period 2004-04-30
MFRI INC
filed 2004-06-14
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended                  April 30, 2004
                              --------------------------------------------------

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
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12-b). Yes      No  X
                                       -----   -----

On June 14, 2004, there were 4,922,364 shares of the Registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended January 31, 2004. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year ending January 31, 2005.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                                           Three Months Ended
                                                                April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------

Net sales                                                 $ 32,128     $ 28,010

Cost of sales                                               26,222       22,816
                                                          --------     --------
                                                             5,906        5,194
Gross profit

Selling expense                                              2,612        2,600
General and administrative expense                           3,457        3,543
                                                          --------     --------

Loss from operations                                          (163)        (949)
Income from Joint Venture                                       23           10
Interest expense - net                                         420          492
                                                          --------     --------
Loss before income taxes                                      (560)      (1,431)

Income tax (benefit)                                          (231)        (566)
                                                          --------     --------
Net loss                                                  $   (329)    $   (865)
                                                          ========     ========

Weighted average common shares outstanding
  basic and diluted                                          4,922        4,922

Basic earnings per share
  Net loss                                                $  (0.07)    $  (0.18)

Diluted earnings per share
    Net loss                                              $  (0.07)    $  (0.18)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

                                                          April 30,   January 31,
Assets                                                      2004         2004
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                               $    408     $    154
  Restricted cash                                              274          238
  Trade accounts receivable, net                            20,490       18,353
  Accounts receivable - related companies                    1,053          853
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        1,823        1,115
  Income taxes receivable                                      668          393
  Inventories                                               19,673       18,275
  Deferred income taxes                                      2,967        1,639
  Prepaid expenses and other current assets                    823          857
                                                          --------     --------
    Total current assets                                    48,179       41,877

Property, plant and equipment, net                          28,151       28,828

Other Assets:
  Patents, net of accumulated amortization                     670          716
  Goodwill                                                   2,494        2,549
  Other assets                                               3,512        4,957
                                                          --------     --------
    Total other assets                                       6,676        8,222
                                                          --------     --------
Total Assets                                              $ 83,006     $ 78,927
                                                          ========     ========

Liabilities and Stockholder' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                                  $ 14,279     $ 12,337
  Accrued compensation and payroll taxes                     2,635        2,673
  Other accrued liabilities                                  2,912        2,835
  Commissions payable                                        2,688        3,046
  Current maturities of long-term debt                      15,384       11,864
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                   346          299
  Income taxes payable                                         112           64
                                                          --------     --------
    Total current liabilities                               38,356       33,118

Long-Term Liabilities:
  Long-term debt, less current maturities                   16,002       16,661
  Other                                                      2,307        2,275
                                                          --------     --------
    Total long-term liabilities                             18,309       18,936

Stockholders' Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in April 2004 and January 2004;
    4,922 issued and outstanding in April 2004 and
    January 2004                                                49           49
  Additional paid-in capital                                21,397       21,397
  Retained earnings                                          4,771        5,100
  Accumulated other comprehensive loss                         124          327
                                                          --------     --------
    Total stockholders' equity                              26,341       26,873
                                                          --------     --------
Total Liabilities and Stockholders' Equity                $ 83,006     $ 78,927
                                                          ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands)                                              Three Months Ended
                                                                April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Cash Flows from Operating Activities:
  Net loss                                                $   (329)    $   (865)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      (Income) from joint venture                              (23)         (10)
      Provision for depreciation and amortization              987          945
      Provision for uncollectible accounts                      10           35
      Loss on sale of property, plant and equipment              1           10
      Change in operating assets and liabilities:
        Trade accounts receivable                           (2,147)      (2,176)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                   (662)         119
        Inventories                                         (1,480)         (97)
        Prepaid expenses and other current assets             (488)         374
        Current liabilities                                  1,965        2,560
       Other operating assets and liabilities                 (303)        (427)
                                                          --------     --------
Net Cash Flows from Operating Activities                    (2,469)         468
                                                          --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment                -              10
  Purchases of property and equipment                         (273)      (1,438)
                                                          --------     --------
Net Cash Flows from Investing Activities                      (273)      (1,428)
                                                          --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                    (24)         (38)
  Borrowings under revolving, term and mortgage loans        8,731        1,417
  Repayment of debt                                         (5,691)        (389)
                                                          --------     --------
Net Cash Flows from Financing Activities                     3,016          990
                                                          --------     --------

Effect of Exchange Rate Changes on Cash
  And Cash Equivalents                                         (20)         (56)
                                                          --------     --------

Net Increase in Cash and Cash Equivalents                      254          (26)

Cash and Cash Equivalents - Beginning of Period                154          346
                                                          --------     --------
Cash and Cash Equivalents - End of Period                 $    408     $    320
                                                          ========     ========

Supplemental cash flow information:

  Cash paid for:
    Interest, net of capitalized amounts                  $    463     $    480
    Income taxes, net of refunds received                     (104)           3


See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004

1. The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest fiscal year ended January 31, 2004. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2004 audited financial statements have been omitted from these interim financial statements. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A.


2.   Inventories consisted of the following:
                                                          April 30,   January 31,
     (In thousands)                                         2004         2004
                                                          --------     --------
        Raw materials                                     $ 15,244     $ 13,593
        Work in process                                      1,906        1,905
        Finished goods                                       2,523        2,777
                                                          --------     --------
        Total                                             $ 19,673     $ 18,275
                                                          ========     ========

3. Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company's annual impairment test at February 1, 2004 did not result in an impairment. Goodwill was $2,494,000 and $2,549,000 at April 30, 2004 and January 31, 2004,
     respectively.   The  change  in  Goodwill  was  due  to  foreign   currency
     translation.

4. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $669,000 and $716,000 at April 30, 2004 and January 31, 2004, respectively. Accumulated amortization was $1,500,000 and $1,453,000 at April 30, 2004 and January 31, 2004, respectively. Future amortizations over the next five years ending January 31, will be 2005 - $182,000, 2006 - $182,000, 2007 -
     $175,000, 2008 - $29,000, 2009 - $26,000, and 2110 - $22,000.

5. Employee Retirement Plans: The market-related value of plan assets at April 30, 2004 and January 31, 2004 were $2,778,110 and $2,682,942 respectively.
     Net cost  recognized  for the three  months  ended  April 30 is as follows:

                                                           Three Months Ended
                                                                April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
       Components of net periodic benefit cost:
         Service cost                                     $     25     $     24
         Interest cost                                          47           42
         Expected return on plan assets                        (56)         (42)
         Amortization of prior service cost                     21           14
         Recognized actuarial loss                              20           24
                                                          --------     --------
         Net periodic benefit cost                        $     57     $     62
                                                          ========     ========

Expected employer contributions for fiscal year ending 1/31/2005 is $329,000. No contributions have been made in the first quarter.


6. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                           Three Months Ended
     (In thousands)                                             April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------

     Net Loss                                             $   (329)    $   (865)
                                                          ========     ========
     Basic weighted average common
       shares outstanding                                    4,922        4,922
     Dilutive effect of stock options                         -            -
                                                          --------     --------
     Weighted average common shares
       outstanding assuming full dilution                    4,922        4,922
                                                          ========     ========


     Basic earnings per share
     Net loss                                             $  (0.07)    $  (0.18)

     Diluted earnings per share
     Net loss                                             $  (0.07)    $  (0.18)

     The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares were 791,000 and 939,000 for the three months ended April 30, 2004 and 2003, respectively. At April 30, 2004, 227,250 stock options had an exercise price below the average stock price however, the inclusion of such stock options would be anti-dilutive and as a result, these stock options are excluded from the computation of weighted average common shares outstanding assuming full dilution. There were no stock options below the average stock price at April 30, 2003. These options were outstanding at the end of the respective periods.

7.   The components of comprehensive loss, net of tax, were as follows:

                                                           Three Months Ended
     (In thounsands)                                            April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------


     Net Loss                                             $   (329)    $   (865)
     Change in foreign currency translation adjustments       (203)         152
                                                          --------     --------
     Comprehensive loss                                   $   (532)    $   (713)
                                                          ========     ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed consolidated balance sheets consists of the following:

                                                          April 30,   January 31,
     (In thousands)                                         2004         2004
                                                          --------     --------

     Accumulated translation adjustment                   $    479     $    682
     Minimum pension liability adjustment (net of
       tax benefit of $217 at April 30 and
       January 31, 2004)                                      (355)        (355)
                                                          --------     --------
       Total                                              $    124     $    327
                                                          ========     ========

8. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures, and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

                                                           Three Months Ended
     (In thounsands)                                            April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
     Net Sales:
       Filtration Products                                $ 16,296     $ 13,390
       Piping Systems                                        8,990        8,805
       Industrial Process Cooling Equipment                  6,842        5,815
                                                          --------     --------
     Total Net Sales                                      $ 32,128     $ 28,010
                                                          ========     ========

     Gross Profit:
       Filtration Products                                $  2,877     $  2,275
       Piping Systems                                        1,199        1,274
       Industrial Process Cooling Equipment                  1,830        1,645
                                                          --------     --------
     Total Gross Profit                                   $  5,906     $  5,194
                                                          ========     ========

     Income (loss) from Operations:
       Filtration Products                                $    778     $    198
       Piping Systems                                          109          105
       Industrial Process Cooling Equipment                    139            8
       Corporate                                            (1,189)      (1,260)
                                                          --------     --------
     Income (loss) from Operations                        $   (163)    $   (949)
                                                          ========     ========

     9. In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company's financial statements, however, required interim disclosures have been reflected in the current financial statements.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on April 30, 2004.

     10. The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized as all options were granted at an exercise price equal to fair value at the date of grant. Had compensation cost been determined using the fair value method in 2004 and 2003, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                            Three Months Ended
                                                                  April 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------

     Net loss - as reported (in thousands)                $   (329)    $   (865)
     Compensation cost under fair-market value-based
     accounting method, net of tax (in thousands)              (42)         (34)
                                                          --------     --------
     Net loss - pro forma (in thousands)                      (371)        (899)

     Net loss per common share - basic, as reported       $  (0.07)    $  (0.18)
     Net loss per common share - basic, pro forma         $  (0.08)    $  (0.18)
     Net loss per common share - diluted, as reported     $  (0.07)    $  (0.18)
     Net loss per common share - diluted, pro forma       $  (0.08)    $  (0.18)
     Reported diluted EPS higher than pro forma diluted
       EPS                                                $  (0.01)       -

     No stock options were granted for the quarters ended April 30, 2004 and 2003.

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

     At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the

     Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). Although this noncompliance constitutes an event of default under the Note Purchase Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2004, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. As of April 30, 2004, the Company had borrowed $10,958,000 and had $79,000 available to it under the revolving line of credit. In addition, $6,493,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2004, the amount of restricted cash was $274,000. Cash required for operations is provided by draw-downs on the line of credit.

     At January 31, 2004 and April 30, 2004, the Company was not in compliance with two covenants under the Loan Agreement. The Company and the lenders are discussing a waiver. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date.

     The Company and the lenders under the Note Purchase Agreements and the Loan Agreement are discussing waivers and amendments. The Company believes it is probable that agreements will be reached for the waivers and amendments, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current as of January 31, 2004 and April 30, 2004.


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

RESULTS OF OPERATIONS

MFRI, Inc.
Three months ended April 30

Net sales of $32,128,000 for the quarter ended April 30, 2004 increased 14.7% from $28,010,000 for the comparable quarter ended April 30, 2004. (See discussion of each business segment below.)

Gross profit of $5,906,000 increased 13.7% from $5,194,000 in the prior year quarter, and gross margin remained level at 18.4% of net sales. (See discussion of each business segment below.)

Net loss decreased 62% to $329,000 in the current year quarter from $865,000 in the prior year quarter, and net loss per common share (diluted) decreased to $0.07 from a loss of $0.18. The decrease in net loss was primarily due to increased sales.

Filtration Products Business
Three months ended April 30

Net sales for the quarter ended April 30, 2004 increased 21.7% to $16,296,000 from $13,390,000 for the comparable quarter in the prior year. This increase is primarily due to a better economic environment including improved conditions in the domestic steel industry.

Gross profit as a percent of net sales increased from 17.0% in the prior year to 17.7% in the current year, primarily as a result of improved manufacturing efficiency on higher unit volume.

Selling expense for the quarter ended April 30, 2004 remained across the group level at $1,432,000 but decreased as a percentage of net sales from 10.7% to 8.8% for the comparable quarter in the prior year.

General and administrative expenses increased 3.3% to $667,000 in the current year quarter from $646,000 for the comparable quarter in the prior year. This increase is primarily due to increased professional services expenses.

Piping Systems Business
Three months ended April 30

Net sales increased 2.1% from $8,805,000 in the prior year quarter to $8,990,000 for the quarter ended April 30, 2004. This increase is primarily due to some recovery from the weak economy.

Gross profit decreased from 14.5% to 13.3% due to tighter margins and some increases in raw material prices.

Selling expense decreased from $341,000 or 3.9% of net sales for the prior year quarter to $323,000 or 3.6% of net sales in the current year quarter. The decrease is primarily due to lower travel and marketing costs.

General and administrative expense decreased from $827,000 in the prior year quarter to $767,000 in the current year quarter, and decreased as a percent of net sales from 9.4% to 8.5%. The decrease is primarily due to lower legal expenses and some incentive expense.

Industrial Process Cooling Equipment Business
Three months ended April 30

Net sales of $6,842,000 for the quarter ended April 30, 2004 increased by 17.7% from $5,815,000 for the comparable quarter in the prior year. The increase is due primarily to some recovery from the weak economy. Sales increased in both the domestic and international markets.

Gross profit decreased from 28.3% of net sales in the prior year quarter to 26.7% of net sales in the current year quarter, primarily due to sales to direct markets.

Selling expense increased to $857,000 or 12.5% of net sales in the current year quarter from $828,000 or 14.2% of net sales in the prior year quarter. The increase is due to the higher commissions associated with higher shipments and greater export sales.

General and administrative expense increased from $810,000 or 13.9% of net sales in the prior year quarter to $834,000 or 12.2% of net sales in the current year quarter. This increase is due to costs associated with a data retention database.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc. Corporate that has not been allocated to the business segments.

Three months ended April 30

General and administrative expense decreased from $1,260,000 in the prior year quarter to $1,189,000 in the current year quarter, and decreased as a percentage of net sales from 4.5% in the prior year quarter to 3.7% in the current year quarter. The decrease is mainly due to lower repairs and maintenance expense, lower utilities cost and reduced staff size.

Interest expense decreased to $420,000 for the current year quarter from $492,000 in the prior year quarter. The decrease is primarily due to slightly lower average costs of borrowing and interest income received on a federal tax refund.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2004 were $408,000 as compared to $320,000 at April 30, 2003. The Company used $2,469,000 from operations in the first quarter. Operating cash flows decreased by $2,937,000 from April 2003. These cash flows were supported by net borrowings of $3,016,000.

Trade receivables increased $2,147,000, and inventories increased $1,480,000 in the first quarter. Prepaid expenses and other current assets increased $488,000 due to an increased income tax receivable and an increased receivable from related companies. Other operating assets and liabilities decreased $303,000 in the first quarter.

Net cash used for investing activities in the first quarter 2004 and 2003 were $273,000 and $1,428,000, respectively. Capital expenditures decreased from $1,165,000 from the prior year. The prior year's capital additions of $1,438,000 mainly related to the Company's construction of a new building for one of its foreign subsidiaries. Current capital expenditures relate to a new ERP business applications software and equipment purchases.

Debt totaled $31,386,000, an increase of $2,861,000 since the beginning of the year. Net cash inflows from financing activities were $3,016,000, consisting of borrowings of $8,731,000 and payments of $5,691,000 and $24,000 used for payments on capitalized lease obligations.

The following table summarizes the Company's scheduled maturities, excluding the revolving lines of credit at April 30, 2004:

                               Total         1/31/05       1/31/06       1/31/07        1/31/08       1/31/09       Thereafter
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Mortgages                    $10,551,800      $434,000      $626,100       $666,300     $709,700      $756,000       $7,359,700
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Senior Debt                    3,687,500       562,500       750,000        750,000    1,625,000         -              -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
IRB Payable                    5,200,000        -             -             -          5,200,000         -              -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Term Loans                       117,200       117,200
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Capitalized Lease                 51,500        43,500         6,000          2,000        -             -              -
  Obligations
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
  Total                      $19,608,000    $1,157,200    $1,382,100     $1,418,300   $7,534,700      $756,000       $7,359,700
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------

Other long term liability of $2,307,000 is composed of accrued pension cost and deferred compensation.

The Company's working capital was approximately $9,823,000 at April 30, 2004 compared to approximately $8,759,000 at January 31, 2004.

The Company's current ratio was 1.3 to 1 and 1.3 to 1 at April 30, 2004 and January 31, 2004, respectively. Debt to total capitalization at April 30, 2004 increased to 54.4% from 51.5% at January 31, 2004.

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

At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. The Company and the lenders are discussing a waiver. Also, the Company's noncompliance with a covenant under the Loan Agreement constitutes an event of default under the Note Purchase Agreements (see the paragraphs below that refer to the Loan Agreement). Although this noncompliance constitutes an event of default under the Note Purchase Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company evidenced by the Notes. The Company has made all required payments of principal and interest under the Note Purchase Agreements to date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2004, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. As of April 30, 2004, the Company had borrowed $10,958,000 and had $79,000 available to it under the revolving line of credit. In addition, $6,493,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2004, the amount of restricted cash was $274,000. Cash required for operations is provided by draw-downs on the line of credit.

At January 31, 2004 and April 30, 2004, the Company was not in compliance with two covenants under the Loan Agreement. The Company and the lenders are discussing a waiver. Although this noncompliance constitutes an event of default under the Loan Agreement, the lender has not declared an event of default or accelerated the indebtedness of the Company under the Loan Agreement. The Company has made all required payments of principal and interest under the Loan Agreement to date.

The Company and the lenders under the Note Purchase Agreements and the Loan Agreement are discussing waivers and amendments. The Company believes it is probable that agreements will be reached for the waivers and amendments, although agreement is not assured. If it does not occur, the Company believes it will be able to obtain replacement financing on acceptable terms, although there is no assurance that any such financing will be obtained. As required by accounting principles generally accepted in the United States, due to the unwaived covenant noncompliance discussed above, all amounts owing under the Note Purchase Agreements and the Loan Agreement have been classified as current as of January 31, 2004 and April 30, 2004.

ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company's financial statements, however, required interim disclosures have been reflected in the current financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on April 30, 2004.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at April 30, 2004 or January 31, 2004.

The changeover from national currencies to the Euro began on January 1, 2002, and has not materially affected, and is not expected to materially affect, the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt with floating rate debt.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys (e.g., steel) which we use in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.     Controls and Procedures

As of April 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.


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



Date:     June 14, 2004             /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:     June 14, 2004             /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Date:    June 14, 2004


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

Date:    June 14, 2004


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

                                                                    Exhibit 32.1

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
------------------------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
June 14, 2004

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

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Bennett
------------------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
June 14, 2004

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.