Form 10-Q
period 2004-07-31
MFRI INC
filed 2004-09-14
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended                    July 31, 2004
                              --------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934



For the transition period from                        to
                                ------------------          --------------------

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

On September 13, 2004, there were 4,922,364 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended January 31, 2004. Certain reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year ending January 31, 2005.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                                           Three Months Ended         Six Months Ended
                                                                 July 31,                  July 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
Net sales                                                 $ 38,068     $ 33,148     $ 70,196     $ 61,158
Cost of sales                                               29,116       25,467       55,338       48,283
                                                          --------     --------     --------     --------
Gross profit                                                 8,952        7,681       14,858       12,875

Operating expenses:
  Selling expense                                            2,494        2,564        5,106        5,164
  General and administrative expense                         3,946        3,786        7,403        7,329
                                                          --------     --------     --------     --------
    Total operating expenses                                 6,440        6,350       12,509       12,493
                                                          --------     --------     --------     --------
Income from operations                                       2,512        1,331        2,349          382

Income (loss) from joint venture                               (33)         176          (10)         186
Interest expense - net                                         455          528          875        1,020
                                                          --------     --------     --------     --------
Income (loss) before income taxes                            2,024          979        1,464         (452)
Income taxes (benefit)                                         655          376          424         (190)
                                                          --------     --------     --------     --------
                                                          $  1,369     $    603     $  1,040         (262)
Net income (loss)                                         ========     ========     ========     ========

Weighted average common shares outstanding
  basic                                                      4,922        4,922        4,922        4,922
Weighted average common shares outstanding
  diluted                                                    4,997        4,922        4,987        4,922
Basic earnings per share
  Net income (loss)                                       $   0.28     $   0.12     $   0.21     $  (0.05)

Diluted earnings per share
  Net income (loss)                                       $   0.27     $   0.12     $   0.21     $  (0.05)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)


                                                           July 31,   January 31,
Assets                                                      2004        2004
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                               $    693     $    154
  Restricted cash                                            1,034          238
  Trade accounts receivable, net                            24,112       18,353
  Accounts receivable - related companies                      872          853
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        1,488        1,115

  Income taxes receivable                                      473          393
  Inventories                                               18,980       18,275
  Deferred income taxes                                      1,651        1,639
  Prepaid expenses and other current assets                    970          857
                                                          --------     --------
    Total current assets                                    50,273       41,877

Property, plant and equipment, net                          25,954       28,828

Other Assets:
  Patents, net of accumulated amortization                     627          716
  Goodwill                                                   2,500        2,549
  Other assets                                               4,881        4,957
                                                          --------     --------
    Total other assets                                       8,008        8,222
                                                          --------     --------
Total Assets                                              $ 84,235     $ 78,927
                                                          ========     ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                                  $ 13,633     $ 12,337
  Accrued compensation and payroll taxes                     2,520        2,673
  Other accrued liabilities                                  3,524        2,835
  Commissions payable                                        3,470        3,046
  Current maturities of long-term debt                       3,418       11,864
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                   380          299
  Income taxes payable                                         657           64
                                                          --------     --------
    Total current liabilities                               27,602       33,118

Long-Term Liabilities:
  Long-term debt, less current maturities                   26,563       16,661
  Other                                                      2,340        2,275
                                                          --------     --------
    Total long-term liabilities                             28,903       18,936

Stockholders' Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in July 2004 and January 2004;
    4,922 issued and outstanding in July 2004 and
    January 2004                                                49           49
  Additional paid-in capital                                21,397       21,397
  Retained earnings                                          6,140        5,100
  Accumulated other comprehensive loss                         144          327
                                                          --------     --------
    Total stockholders' equity                              27,730       26,873
                                                          --------     --------
Total Liabilities and Stockholders' Equity                $ 84,235     $ 78,927
                                                          ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                              Six Months Ended
                                                                July 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Cash Flows from Operating Activities:
  Net income (loss)                                       $  1,040     $   (262)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      (Income) loss from joint venture                          10         (186)
      Provision for depreciation and amortization            1,911        2,023
      Provision for uncollectible accounts                      63           65
      (Gain)loss on sale of property, plant and equipment       17          (21)
      Change in operating assets and liabilities:
        Trade accounts receivable                           (5,822)      (1,556)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                   (293)        (199)
        Inventories                                           (781)         502
        Prepaid expenses and other current assets             (580)         512
        Current liabilities                                  1,199          135
        Other operating assets and liabilities                 985          560
                                                          --------     --------
Net Cash Flows from Operating Activities                    (2,249)       1,573
                                                          --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment               1,786          466
  Purchases of property and equipment                         (635)      (2,804)
                                                          --------     --------
Net Cash Flows from Investing Activities                     1,152       (2,338)
                                                          --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                    (38)         (75)
  Borrowings under revolving, term and mortgage loans        9,061       11,669
  Repayment of debt                                         (7,429)     (11,019)
                                                          --------     --------
Net Cash Flows from Financing Activities                     1,594          575
                                                          --------     --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                          42           48
                                                          --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents           539         (142)

Cash and Cash Equivalents - Beginning of Period                154          346
                                                          --------     --------

Cash and Cash Equivalents - End of Period                 $    693     $    204
                                                          ========     ========

Supplemental cash flow information:
  Cash paid for:
    Interest, net of capitalized amounts                  $  1,008     $  1,016
    Income taxes paid (refunded)                               (99)           5

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2004

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

2.   Inventories consisted of the following:
                                                                       July 31,    January 31,
     (In thousands)                                                      2004         2004
                                                                       --------     --------
       Raw materials                                                   $ 14,895     $ 13,593
       Work in process                                                    1,929        1,905
       Finished goods                                                     2,156        2,777
                                                                       --------     --------
       Total                                                           $ 18,980     $ 18,275
                                                                       ========     ========

3. Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company's annual impairment test at February 1, 2004 did not result in an impairment. Goodwill was
     $2,500,000   and  $2,549,000  at  July  31,  2004  and  January  31,  2004,
     respectively.   The  change  in  Goodwill  was  due  to  foreign   currency
     translation.

4. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $627,000 and $716,000 at July 31, 2004 and January 31, 2004, respectively.
     Accumulated amortization was $1,542,000 and $1,453,000 at July 31, 2004 and January 31, 2004, respectively. Future amortization over the next five years ending January 31, will be 2005 - $180,500, 2006 - $180,500, 2007 -
     $173,800, 2008 - $29,400 and 2009 - $26,400.

5. Employee Retirement Plans: The market-related value of plan assets at July 31, 2004 and January 31, 2004 were $2,751,036 and $2,682,942 respectively.
     Net cost  recognized for the six months ended July 31 is as follows:

                                                           Three Months Ended         Six Months Ended
     (In thousands)                                              July 31,                  July 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
     Components of net periodic benefit cost:
     Service cost                                         $     25     $     24     $     50     $     48
     Interest cost                                              47           42           94           85
     Expected return on plan assets                            (56)         (42)         112          (83
     Amortization of prior service cost                         21           14           41           29
     Recognized actuarial loss                                  20           24           39           49
                                                          --------     --------     --------     --------
     Net periodic benefit cost                            $     57     $     62     $    112     $    128

     Expected employer contributions for fiscal year ending 1/31/2005 are $329,000. In May 2004, a $66,238 contribution was made.

6. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                           Three Months Ended         Six Months Ended
     (In thousands)                                              July 31,                  July 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
     Net income (loss)                                    $  1,369     $    603     $  1,040     $   (262)
                                                          ========     ========     ========     ========

     Basic weighted average common
       shares outstanding                                    4,922        4,922        4,922        4,922

     Dilutive effect of stock options                           75         -              65         -
                                                          --------     --------     --------     --------
     Weighted average common shares
       outstanding assuming full dilution                    4,997        4,922        4,987        4,922
                                                          ========     ========     ========     ========

     Basic earnings per share
     Net income (loss)                                    $   0.28     $   0.12     $   0.21     $  (0.05)

     Diluted earnings per share
     Net income (loss)                                    $   0.27     $   0.12     $   0.21     $  (0.05)

7.   The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares were 106,000 and 1,002,000 for the three months ended July 31, 2004 and 2003, respectively, and 792,000 and 971,000 for the six months ended
     July 31, 2004 and 2003, respectively. At July 31, 2004, 914,650 stock options had an exercise price below the average stock price for the three month period. At July 31, 2004, 227,250 stock options had an exercise price below the average stock price for the six month period. However these options were outstanding as no shares were exercised. There were no stock options below the average stock price at July 31, 2003.

8.   The components of comprehensive income (loss), net of tax, were as follows:

                                                           Three Months Ended         Six Months Ended
     (In thousands)                                              July 31,                  July 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------

     Net income (loss)                                    $  1,369     $    603     $  1,040     $   (262)
     Change in foreign currency translation adjustments         20           19         (183)         171
                                                          --------     --------     --------     --------
     Comprehensive income (loss)                          $  1,389     $    622     $    857     $    (91)
                                                          ========     ========     ========     ========

     Accumulated  other   comprehensive   loss  presented  on  the  accompanying
     condensed consolidated balance sheet consists of the following:

                                                                       July 31,    January 31,
     (In thousands)                                                      2004         2004
                                                                       --------     --------
     Accumulated translation adjustment                                $    499     $    682
     Minimum pension liability adjustment (net of
       tax benefit of $217 at July 31 and
       January 31, 2004)                                                   (355)        (355)
                                                                       --------     --------
       Total                                                           $    144     $    327
                                                                       ========     ========

9. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

                                                           Three Months Ended         Six Months Ended
     (In thousands)                                              July 31,                  July 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
     Net Sales:
       Filtration Products                                $ 15,370     $ 14,587     $ 31,666     $ 27,977
       Piping Systems                                       14,997       12,148       23,987       20,953
       Industrial Process Cooling Equipment                  7,701        6,413       14,543       12,228
                                                          --------     --------     --------     --------
     Total Net Sales                                      $ 38,068     $ 33,148     $ 70,196     $ 61,158
                                                          ========     ========     ========     ========

     Gross Profit:
       Filtration Products                                $  3,248     $  3,060     $  6,125     $  5,335
       Piping Systems                                        3,433        2,804        4,632        4,078
       Industrial Process Cooling Equipment                  2,271        1,817        4,101        3,462
                                                          --------     --------     --------     --------
    Total Gross Profit                                    $  8,952     $  7,681     $ 14,858     $ 12,875
                                                          ========     ========     ========     ========

     Income (loss) from Operations:
       Filtration Products                                $    992     $    761     $  1,770     $    959
       Piping Systems                                        2,119        1,551        2,228        1,656
       Industrial Process Cooling Equipment                    646          273          785          281
       Corporate                                            (1,245)      (1,254)      (2,434)      (2,514)
                                                          --------     --------     --------     --------
     Income from Operations                               $  2,512     $  1,331     $  2,349     $    382
                                                          ========     ========     ========     ========

10. In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company's financial statements, however, required interim disclosures have been reflected in the current financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on July 31, 2004.

11. The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2004 and 2003, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                           Three Months Ended         Six Months Ended
     (In thousands)                                              July 31,                  July 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------

     Net income (loss) - as reported (in
       thousands)                                         $  1,369     $    603     $  1,040     $   (262)
     Compensation cost under fair-market
       value-based accounting method, net
       of tax (in thousands)                                   (26)         (45)         (54)         (79)
     Net income (loss) - pro forma (in
       thousands)                                         $  1,343     $    558     $    986     $   (341)
     Net income (loss) per common share -
       basic, as reported                                 $   0.28     $   0.12     $   0.21     $  (0.05)
     Net income (loss) per common share -
       basic, pro forma                                   $   0.27     $   0.11     $   0.20     $  (0.07)
     Net income (loss) per common share -
       diluted, as reported                               $   0.27     $   0.12     $   0.21     $  (0.05)
     Net income (loss) per common share -
       diluted, pro forma                                 $   0.27     $   0.11     $   0.20     $  (0.07)

12. On April 26, 2002, Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the Bank. On June 17, 2004, Midwesco Filter sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The mortgage of $1,088,000 was paid at the closing. The note on the remainder property bears interest at 7.10% with a monthly payment of $23,616 for both principal and interest, and the note's amortization schedule and term are ten years.

     On September 14, 1995, Midwesco Filter in Winchester, Virginia received $2,050,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007. These bonds are fully secured by bank letters of credit. Due to the sale of land and a building on June 17, 2004, the Company will redeem the bonds in the third quarter of 2004.

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

     At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. Waivers have been obtained for violation of debt covenants for fiscal periods ending on or prior to April 30, 2004. At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2006, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2004, the prime rate was 4.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. As of July 31, 2004, the Company had borrowed $11,290,000 and had $1,776,000 available to it under the revolving line of credit. In addition, $6,694,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2004, the amount of restricted cash was $1,034,000. Cash required for operations is provided by draw-downs on the line of credit.

     At January 31, 2004 and April 30, 2004, the Company was not in compliance with covenants under the Loan Agreement. Waivers have been obtained for violation of debt covenants for fiscal periods ending on or prior to April 30, 2004. At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement.


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

RESULTS OF OPERATIONS

MFRI, Inc.
Three months ended July 31

Net sales of $38,068,000 for the quarter increased 14.8% from $33,148,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $8,952,000 increased 16.6% from $7,681,000 in the prior year quarter, and gross margin increased to 23.5% of net sales in the current year from 23.2% of net sales in the prior year. (See discussion of each business segment below.)

Net income rose to $1,369,000 in the current quarter from $603,000 in the prior year quarter. The increase in net income was due to increased revenue at level margins. (See discussion of each business segment below.)

Six months ended July 31

Net sales of $70,196,000 for the six months increased 14.8% from $61,158,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $14,858,000 increased 15.4% from $12,875,000 for the comparable period in the prior year, while gross margin increased to 21.2% of net sales in the current year from 21.1% of net sales in the prior year. (See discussion of each business segment below.)

Net income rose to $1,040,000 for the six months from a loss of $262,000 for the comparable period in the prior year. The increase in net income was due to increased revenue at level margins. (See discussion of each business segment below.)

Filtration Products Business
Three months ended July 31

Net sales for the quarter increased 5.4% to $15,370,000 from $14,587,000 for the comparable quarter in the prior year. This increase is primarily due to a better economic environment including improved conditions in the domestic steel industry.

Gross profit as a percent of net sales increased from 21.0% in the prior year to 21.1% in the current year, primarily as a result of improved manufacturing efficiency on higher unit volume.

Selling expense decreased to $1,363,000 or 8.9% of net sales from $1,421,000 or 9.7% of net sales for the comparable quarter last year.

General and administrative expenses increased from $877,000 or 6.0% of net sales in the prior-year quarter to $894,000 or 5.8% of net sales in the current-year quarter. This increase is primarily due to increased professional services expenses.

Six months ended July 31

Net sales for the six months increased 13.2% to $31,666,000 from $27,977,000 for the comparable period in the prior year. This increase is primarily due to a better economic environment including improved conditions in the domestic steel industry.

Gross profit as a percent of net sales increased from 19.1% in the prior year to 19.3% in the current year, primarily as a result of improved manufacturing efficiency on higher unit volume.

Selling expense for the six months decreased to $2,795,000 or 8.8% of net sales from $2,852,000 or 10.2% of net sales for the comparable period in the prior year.

General and administrative expenses increased from $1,523,000 or 5.4% of net sales in the prior-year period to $1,561,000 or 4.9% of net sales in the current year period. This increase is primarily due to increased professional services expenses.

Piping Systems Business
Three months ended July 31

Net sales increased 23.5% from $12,148,000 in the prior-year quarter to $14,997,000 for the current quarter. This increase is primarily due to some recovery from the weak economy.

Gross profit as a percent of net sales decreased from 23.1% to 22.9% due to an increase in the price of steel.

Selling expense decreased from $346,000 or 2.9% of net sales for the prior-year quarter to $276,000 or 1.8% of net sales in the current year quarter. The decrease is primarily due to lower travel and marketing costs.

General and administrative expense increased from $909,000 in the prior year quarter to $1,038,000 in the current year quarter, and decreased as a percent of net sales from 7.5% to 6.9%. The dollar increase is primarily due to expenses associated with implementation of a new enterprise resource planning system and higher incentive expenses.

Six months ended July 31

Net sales of $23,987,000 for the six months increased 14.5% from $20,953,000 for the comparable period in the prior year. This increase is primarily due to some recovery from the weak economy.

Gross profit as a percent of net sales decreased from 19.5% to 19.3%, mainly due to an increase in the price of steel.

Selling expense decreased from $687,000 or 3.3% of net sales in the prior year period to $599,000 or 2.5% of net sales in the current year period. The dollar decrease is primarily due to lower travel and marketing costs.

General and administrative expense increased to $1,805,000, compared with $1,736,000 in the prior year period, and decreased as a percent of net sales from 8.3% to 7.5%. The increase is primarily due to expenses associated with implementation of a new enterprise resource planning system and higher incentive expenses.

Industrial Process Cooling Equipment Business
Three months ended July 31

Net sales of $7,701,000 for the quarter increased 20.1% from $6,413,000 for the comparable quarter in the prior year. The increase is due primarily to some recovery from the weak economy. Sales increased in both the domestic and international markets.

Gross  profit  increased  to 29.5% of net sales  from  28.3% of net sales in the
prior-year   quarter,   primarily  due  to  improved   pricing  and   production
efficiencies.

Selling expense increased to $855,000 or 11.1% of net sales in the current-year quarter from $797,000 or 12.4% of net sales in the prior-year quarter. The dollar increase is due to the higher commissions associated with increased sales and greater export sales.

General and administrative expense increased to $769,000 or 10.0% of net sales from $746,000 or 11.6% of net sales in the prior-year quarter. This dollar increase is due to costs for the international operation resulting from additional headcount.

Six months ended July 31

Net sales of $14,543,000 for the six months increased 18.9% from $12,228,000 for the comparable period in the prior year, mainly due to some recovery from the weak economy. Sales increased in both the domestic and international markets.

Gross margin decreased from 28.3% of net sales in the prior year to 28.2% of net sales in the current year, primarily due to sales to direct markets.

Selling expense increased to $1,712,000 or 11.8% of net sales in the current year period from $1,625,000 or 13.3% of net sales in the prior year. The dollar increase is primarily due to the higher commissions associated with increased sales and greater export sales.

General and administrative expense increased to $1,603,000 or 11.0% of net sales in the current year period from $1,556,000 or 12.7% of net sales in the prior year. This increase is due to costs for the international operation resulting from additional headcount and increased product development costs.

General Corporate Expense

General   corporate   expense   includes   interest   expense  and  general  and
administrative expense incurred by MFRI, Inc. Corporate that have not been allocated to the business segments.

Three months ended July 31

General and administrative expense decreased from $1,254,000 in the prior year quarter to $1,245,000 in the current year quarter, and decreased as a percentage of net sales from 3.8% in the prior year quarter to 3.3% in the current year quarter. The decrease is mainly due to lower repairs and maintenance expense, lower utilities cost and reduced staff size.

Interest expense decreased to $455,000 for the current year quarter from $528,000 in the prior year quarter. The decrease is primarily due to a lower debt balance than the prior year.

Six months ended July 31

General and administrative expense decreased from $2,514,000 in the prior year period to $2,434,000 in the current-year six-month period, and decreased as a percentage of net sales from 4.1% in the prior year period to 3.5% in the current year period. The decrease is mainly due to lower repairs and maintenance expense, lower utilities cost and reduced staff size.

Interest expense decreased to $875,000 for the current year period from $1,020,000 for the comparable period in the prior year. The decrease is primarily due to a lower debt balance than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2004 were $693,000 as compared to $154,000 at January 31, 2004. The Company used $2,249,000 from operations during the first six months. Operating cash flows decreased by $3,822,000 from the same period in the prior year. The cash from investing activities of $1,152,000 mainly resulted from the sale of a building and land to a third party in June 2004. These cash flows, plus borrowings of $1,594,000 from the Company's credit facility, were used to support $635,000 in capital spending.

Trade receivables increased $5,822,000 and inventories increased $781,000 from January 31, 2004 due to sales seasonality. Prepaid expenses and other current assets including restricted cash increased $580,000 due to customer payments received on the last day of the month. Other operating assets and liabilities increased $985,000 from January 31, 2004 due to increased commission liability and increased accrued liabilities.

Net cash flow from investing activities for the six months ended July 31, 2004 was $1,152,000. Net cash used for investing activities for the six months ended July 31, 2003 was $2,338,000. Proceeds from sale of property and equipment increased $1,320,000 from the prior year. On June 17, 2004, the Company sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The Company is leasing from the Buyer approximately 12,000 square feet of the building. There was not a material gain or loss on the sale. Capital expenditures decreased $2,169,000 from the prior year. The prior year's capital additions of $2,804,000 mainly related to the Company's construction of a new building for one of its foreign subsidiaries. Current capital expenditures relate to a new ERP business applications software and equipment purchases.

Debt totaled $29,981,000, an increase of $1,456,000 since the beginning of the year. Net cash inflows from financing activities were $1,594,000, consisting of borrowings of $9,061,000 and payments of $7,429,000 and $38,000 used for payments on capitalized lease obligations.

The following table summarizes the Company's estimated contractual obligations, excluding the revolving lines of credit at July 31, 2004:

                               Total         1/31/05       1/31/06       1/31/07        1/31/08       1/31/09       Thereafter
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Mortgages                    $ 9,227,400      $237,200      $502,800     $  533,900   $  567,600      $603,600       $6,782,300
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Senior Debt                    3,500,000       375,000       750,000        750,000    1,625,000         -                -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
IRB Payable (1)                5,200,000     2,050,000         -              -        3,150,000         -                -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Term Loans                       117,700       117,700
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Capitalized Lease                 37,700        29,100         6,000          2,000        -             -                -
  Obligations
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
  Sub Total (2)              $18,802,200    $2,809,000    $1,258,000      1,285,900    5,668,600      $603,600       $6,782,300
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Operating lease
  Obligations                $ 2,070,800      $340,000      $520,000       $426,800     $366,500      $ 53,000       $  364,500
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Purchase Committments (3)      8,133,300     7,492,800       551,700         88,800        -             -                -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Total                         28,286,300   $10,641,800    $2,330,500     $1,801,500   $5,709,100      $656,000       $7,146,800
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------

(1) Due to the sale of land and building, the Bond related to the Virginia buildings will be redeemed (paid in full) in the 3rd quarter of 2004, not effecting the Tennessee Bond which expires in 2008

(2)  Scheduled maturities, excluding the revolving line of credits

(3) Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $2,340,000 is composed of accrued pension cost and deferred compensation.

The Company's working capital was approximately $22,671,000 at July 31, 2004 compared to approximately $8,759,000 at January 31, 2004. The change is primarily due to the reclassification of $12,000,000 from current debt to long-term debt.

The Company's current ratio was 1.8 to 1 and 1.3 to 1 at July 31, 2004 and January 31, 2004, respectively. Debt to total capitalization at July 31, 2004 increased to 52.0% from 51.5% at January 31, 2004.

On April 26, 2002, Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the Bank. On June 17, 2004, Midwesco Filter sold one of its buildings located in Winchester, Virginia. The sold building consisted of 66,998 square feet on 10 acres. The mortgage of $1,088,000 was paid at the closing. The note on the remainder property bears interest at 7.10% with a monthly payment of $23,616 for both principal and interest, and the note's amortization schedule and term are ten years.

On September 14, 1995, Midwesco Filter in Winchester, Virginia received $2,050,000 of proceeds of Industrial Revenue Bonds, which mature on August 1, 2007. These bonds are fully secured by bank letters of credit. Due to the sale of land and a building on June 17, 2004, the Company will redeem the bonds in the third quarter of 2004.

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

At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. Waivers have been obtained for violation of debt covenants for fiscal periods ending on or prior to April 30, 2004. At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2006, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2004, the prime rate was 4.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. As of July 31, 2004, the Company had borrowed $11,290,000 and had $1,776,000 available to it under the revolving line of credit. In addition, $6,694,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2004, the amount of restricted cash was $1,034,000. Cash required for operations is provided by draw-downs on the line of credit.

At January 31, 2004 and April 30, 2004, the Company was not in compliance with covenants under the Loan Agreement. Waivers have been obtained for violation of debt covenants for fiscal periods ending on or prior to April 30, 2004. At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had and will not have a material effect on the financial statements of the Company, based on guarantees in effect on July 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilizes foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at July 31, 2004 or January 31, 2004.

The changeover from national currencies to the Euro began on January 1, 2002 and has not materially affected, and is not expected to materially affect, the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

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

Item 4.     Controls and Procedures

As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.


The annual meeting of the stockholders of the Company was held on June 24, 2004. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

                                          For          Against
                                      ----------     ----------

        David Unger                    3,090,161         11,600
        Henry M. Mautner               3,090,161         11,600
        Bradley E. Mautner             3,090,161         11,600
        Arnold F. Brookstone           2,413,861        687,900
        Eugene Miller                  2,413,861        687,900
        Stephen B. Schwartz            2,413,861        687,900
        Dennis Kessler                 2,413,861        687,900

At that meeting, the stockholders also voted on and approved the Company's 2004 Stock Incentive Plan which plan replaced the Company's 1993 Stock Option Plan and Amended and Restated 1994 Stock Option Plan, both of which had expired by their terms since the date of the 2003 annual meeting of the stockholders. The following is a tabulation of the votes cast for and against the approval of the Company's 2004 Stock Incentive Plan at the meeting:

                                          For          Against
                                      ----------     ----------
Approval  of the Company's
  2004 Stock Incentive Plan:           2,226,502        875,259

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


                                                     MFRI, INC.


Date:     September 14, 2004        /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:     September 14, 2004        /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Date:    September 14, 2004


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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)
          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    September 14, 2004


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

                                                                    Exhibit 32.1

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, President and Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
------------------------------
David Unger
Director and Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)
September 14, 2004


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

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Bennett
------------------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
September 14, 2004

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.