Form 10-K/A
period 2004-01-31
MFRI INC
filed 2004-12-15
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________

                                    FORM 10-K/A-2

                     AMENDMENT NO. 2 TO REPORT ON FORM 10-K

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

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the following document of the registrant are
                       incorporated herein by reference: N/A

FORM 10-K/A-2 Amendmendment 2 CONTENTS
JANUARY 31, 2004

Item                                                                     Page
--------------------------------------------------------------------------------

Part I:

1.   Business                                                                  1
     Company Profile                                                           1
     Filtration Products                                                       1
     Piping Systems                                                            4
     Industrial Process Cooling Equipment                                      6
     Employees                                                                 9
2.   Properties                                                                9
3.   Legal Proceedings                                                        10
4.   Submission of Matters to a Vote of Security Holders                      10


Part II:

5.   Market for Registrant's Common Equity and Related Stockholder Matters    10
6.   Selected Financial Data                                                  11
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              11
7A.  Quantitative and Qualitative Disclosures About Market Risk               22
8.   Financial Statements and Supplementary Data                              22
9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                               22
9A.  Controls and Procedures                                                  22



Part III:

10.  Directors and Executive Officers of the Registrant                       23
11.  Executive Compensation                                                   26
12.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                        28
13.  Certain Relationships and Related Transactions                           30
14.  Principal Accountant Fees and Services                                   30

Part IV:

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          31


Signatures                                                                    58
Certifications                                                                61
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This amendment is being filed to reflect the restatement of the Company's consolidated balance sheet, as discussed in Note 17 to the consolidated financial statements, and other information related to such restated balance sheet. Except for disclosures related to this restatement, no other information in the original report on Form 10-K/A filed on June 1, 2004 is amended by this Form 10-K/A-2 Amendment No. 2. The restatement had no impact on the Company's previously reported net income, debt covenant compliance, ability to borrow under its loan agreement, or liquidity.

                                     PART I

This amendment is being filed to reflect the restatement of the Company's consolidated financial statements, as discussed in Note 17 thereto, and other information related to such restated financial statements. Except for disclosures related to this restatement, no other information in the original report on Form 10-K/A dated June 1, 2004 is amended by this Form 10-K/A Amendment No. 2. The restatement had no impact on the Company's previously reported net income, debt covenant compliance, ability to borrow under its loan agreement, or liquidity.

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

The principal types of industrial air filtration and particulate collection systems in use today are baghouses, cartridge collectors, electrostatic suitable for a particular application is a function of such factors as the ability of the system to meet applicable regulations, initial investment, operating costs and the parameters of the process, including operating temperatures, chemical constituents present, size of particulate and pressure differential.

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

                                                             2003        2002        2001        2000        1999
(In thousands, except per share information)                              Fiscal Year ended January 31,
                                                           -----------------------------------------------------------
                                                             2004        2003        2002        2001        2000
                                                           --------    --------    --------    --------    --------
Statements of Operations Data:
Net sales                                                  $120,889    $122,897    $125,534    $149,533    $137,170
Income (loss) from operations                                  (721)        914       2,172       4,920       6,980
Income (loss) before extraordinary items and
  cumulative effect of accounting change                     (1,097)       (824)       (374)      1,126       2,401
Net income (loss)                                            (1,097)    (11,528)       (374)      1,126       2,401
Net income (loss) per share - basic and diluted               (0.22)      (2.34)      (0.08)       0.23        0.49


(In thousands)                                                                  As of January 31,
                                                           --------------------------------------------------------
                                                                        2003 (As
                                                                     Restated, see
                                                             2004       note 17)     2002        2001        2000
                                                           --------    --------    --------    --------    --------
Balance Sheet Data:
Total assets                                               $ 78,927    $ 78,976    $ 92,529    $104,785    $  97,776
Long-term debt (excluding capital leases), less
  current portion                                            16,653      18,983      20,883      36,073       31,357
Capitalized leases, less current portion                          8          66         217         348        2,398

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

The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 17 to the consolidated financial statements. The restatement had no impact on the Company's previously reported net income, debt covenant compliance, ability to borrow under its loan agreement, or liquidity.

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

Trade receivables increased $547,000 in 2003. Inventories decreased $1,594,000 in 2003 due to the reduction of specialized inventories at January 2003 being held for custom orders . This decrease is also a result of higher levels of work in process inventories from January 2003 that have been completed and sold, and a focused effort to reduce levels of inventory on hand. Prepaid expenses and other current assets decreased $1,922,000 in 2003 due to the receipt of a remaining $1,053,000 receivable from the Danish bank loan that was obtained in January 2003, partially offset by an increased income tax receivable and an increased receivable from related companies. Other operating assets and liabilities increased $1,044,000 in 2003. Net cash provided by operating activities in 2002 was $2,833,000. Such cash came mainly from earnings from operations and cash from decreases in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other assets and liabilities and a decrease in accounts payable. Net cash provided by operating activities was $8,562,000 in 2001, mainly due to earnings from operations and cash from decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable and an increase in income taxes receivable.

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

Debt totaled $28,525,000, down $3,151,000 since the beginning of the year. Net cash outflows from financing activity were $3,599,000, consisting of $3,458,000 from net payments and $141,000 used for payments on capitalized lease obligations. In the prior-year, the Company paid a net $560,000 of debt obligations and utilized $142,000 to pay capitalized lease obligations.

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

(1)  Scheduled maturities, excluding the revolving lines of credits.
(2) Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $2,275,000 is composed of accrued pension cost and deferred compensation.

The Company's working capital was approximately $8,759,000 at January 31, 2004 compared to approximately $13,777,000 at January 31, 2003.

The Company's current ratio was 1.3 to 1 and 1.4 to 1 at January 31, 2004 and January 31, 2003, respectively. Debt to total capitalization at January 31, 2004 decreased to 51.5% from 54.3% at January 31, 2003.

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

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2004, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending

January 31, 2004 was 4.92%. As of January 31, 2004, the Company had borrowed $7,229,000 and had $2,300,000 available to it under the revolving line of credit. In addition, $6,521,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2004, the amount of restricted cash was $238,000. Cash required for operations is provided by draw-downs on the line of credit.

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

The Company's borrowings outstanding under its revolving credit facility totaling $10,212,000 as of January 31, 2003 has been classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

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

Goodwill and other intangible assets with indefinite lives: Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized through 2001 on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the years ended January 31, 2004 and 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment upon adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,549,000 and $2,353,000 at January 31, 2004 and January 31, 2003,
respectively. The change in Goodwill was due to foreign currency translation.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had have a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2004.

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

The changeover from national currencies to the Euro began on January 1, 2002 and it has not materially affected the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

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

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.          CONTROLS AND PROCEDURES

As of January 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation including considerations of the deficiencies described below which gave rise to the restatement discussed in Note 17 to the consolidated financial statements, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in the Company's periodic SEC filings. The Company's management identified deficiencies in the process for review of accounting pronouncements regarding loan agreements for appropriate financial statement classification. The Company will perform a thorough review of accounting pronouncements for all loan agreements to specifically identify proper classification of debt. Other than as described herein, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

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

     As discussed in Note 17, the accompanying consolidated balance sheet as of January 31, 2003 has been restated.

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 14, 2004
(December 14, 2004 as to Note 17)

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

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except per share information)

                                                              As of January 31,
ASSETS                                                                 2003 (As
                                                                     Restated, see
                                                              2004      Note 17
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
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Current Liabilities:
  Trade accounts payable                                   $ 12,337    $  9,673
  Accrued compensation and payroll taxes                      2,673       2,193
  Other accrued liabilities                                   2,835       2,262
  Commissions payable                                         3,046       4,163
  Current maturities of long-term debt                       11,864      12,627
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                    299         299
  Income taxes payable                                           64          82
                                                           --------    --------
    Total current liabilities                                33,118      31,299
                                                           --------    --------

Long-Term Liabilities:
  Long-term debt, less current maturities                    16,661      19,049
  Other                                                       2,275       2,016
                                                           --------    --------
    Total long-term liabilities                              18,936      21,065
                                                           --------    --------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized-
    50,000 shares in 2003 and 2002, respectively;
    4,922 issued and outstanding in 2003 and 2002,
    respectively                                                 49          49
  Additional paid-in capital                                 21,397      21,397
  Retained earnings                                           5,100       6,197
  Accumulated other comprehensive income (loss)                 327      (1,031)
                                                           --------    --------
    Total stockholders' equity                             $ 26,873      26,612
                                                           --------    --------

Total Liabilities and Stockholders' Equity                 $ 78,927    $ 78,976
                                                           ========    ========


See notes to consolidated financial statements.

MFRI INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                   Accumulated
                                              Common Stock           Additional                       Other
                                           --------------------       Paid-in       Retained      Comprehensive      Comprehensive
                                             Shares      Amount       Capital       Earnings      Income (Loss)      Income (Loss)
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

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             2003        2002        2001
                                                             Fiscal Year Ended January 31,
                                                             2004        2003        2002
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                 $ (1,097)   $(11,528)   $   (374)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
    Net extraordinary gain (net of tax of $23)                 -             35        -
    Loss on impairment of goodwill (net of tax of $1,110)      -         10,739        -
    Income from Joint Venture                                  (492)        (57)       -
    Depreciation and amortization                             4,144       3,944       4,110
    Deferred income taxes                                    (1,259)        365         (89)
    Provision for uncollectible accounts                        147          67         (67)
    Gain on sale of asset                                       (23)       -             (8)
    Loss on sale of business                                   -           -            204
    Change in operating assets and liabilities:
      Accounts receivable                                      (694)        448       7,375
      Income taxes receivable                                   632          (9)       (975)
      Inventories                                             1,594          (7)      2,378
      Prepaid expenses and other current assets               1,922       1,428        (835)
      Accounts payable                                        2,519        (159)     (2,050)
      Compensation and payroll taxes                            442         138        (391)
      Other assets and liabilities                           (1,044)     (2,571)       (716)
                                                           --------    --------    --------
Net Cash Flows from Operating Activities                      6,791       2,833       8,562
                                                           --------    --------    --------

Cash Flows from Investing Activities:
  Proceeds from sale of business                               -           -            184
  Reduction in cash balance due to sale of business            -           -             (3)
  Proceeds from sale of property and equipment                  476          10       1,380
  Purchases of property and equipment                        (4,102)     (1,185)     (3,455)
  Purchase of a business by acquiring specified assets an
    assuming specified liabilities                             -           (500)       -
  Investment in joint venture                                   427         (10)       -
                                                           --------    --------    --------
Net Cash Flows from Investing Activities                     (3,199)     (1,685)     (1,894)
                                                           --------    --------    --------

Cash Flows from Financing Activities:
  Net payments on capitalized lease obligations                (141)       (142)       (157)
  Borrowings under revolving, term and mortgage loans        27,396      25,050         321
  Repayment of debt                                         (30,854)    (25,610)     (6,968)
                                                           --------    --------    --------
Net Cash Flows from Financing Activities                     (3,599)       (702)     (6,804)
                                                           --------    --------    --------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                             (185)       (219)        (35)
                                                           --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents           (192)        227        (171)
Cash and Cash Equivalents - Beginning of Year                   346         119         290
                                                           --------    --------    --------
Cash and Cash Equivalents - End of Year                    $    154    $    346    $    119
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

Note 2 - Significant Accounting Policies

Reclassifications: Reclassifications have been made to prior-year financial statements to conform to the current-year presentation.

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

Contingencies: The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters, its experience in contesting, litigating and settling other similar matters.

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

Accounts Receivable Collection: The Company estimates and records its best estimate of uncollectible receivables based on historical bad debt experience, knowledge of our customers, economic conditions, and other factors. Subsequent changes in collections realized may result in changes to the Company's provision for bad debt.

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
                                                           ========    ========

Goodwill and other intangible assets with indefinite lives: Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized in 2001 on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the years ended January 31, 2004 and 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment upon adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company's initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company's annual impairment test at February 1, 2003 did not result in an impairment. Goodwill was $2,549,000 and $2,353,000 at January 31, 2004 and January 31, 2003,
respectively. As of January 31, 2003 and 2004, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of January 31, 2003 and 2004 $1,449,000 and $1,253,000, respectively, was allocated to the Filtration Products segment. The change in goodwill of the Filtration Products segment was due to foreign currency translation.

The following is a reconciliation of reported net income adjusted for adoption of SFAS No. 142:

(In Thousands except per share information)                  2003        2002        2001
                                                           --------    --------    --------

Reported net (loss)                                        $ (1,097)   $(11,528)   $   (374)
Add back: goodwill amortization, net of tax                    -           -            304
Adjusted net(loss)                                         $ (1,097)   $(11,528)   $    (70)

Basic and diluted earnings per share:
Reported net income (loss)                                 $  (0.22)   $  (2.34)   $   0.08)
Add back: goodwill amortization, net of tax                    -           -           0.06
Adjusted net income (loss)                                 $  (0.22)   $  (2.34)   $  (0.02)

The changes in the carrying amount of goodwill for the year ended January 31, 2004, are as follows:

(In Thousands)
Balance as of February 1, 2003                                          $2,353
Goodwill acquired during the year                                          -
Foreign translation effect                                                 196
Impairment loss                                                            -
Balance as of January 31, 2004                                          $2,549

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

Income Tax Provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assessed its deferred tax assets for realizability at each reporting period.

Net Loss Per Common Share: Earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

The basic weighted average shares reconcile to diluted weighted average shares as follows (in thousands):

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

(In thousands except per share information)                  2003        2002        2001
                                                           --------    --------    --------
Net(loss) - as reported                                    $ (1,097)   $(11,528)   $   (374)
Compensation cost under fair-market value-based
  accounting method, net of tax                            $   (134)   $   (136)   $    (31)
Net (loss) - pro forma                                     $ (1,231)   $(11,664)   $   (405)
Net (loss) per common share - basic
  and diluted, as reported                                 $  (0.22)   $  (2.34)   $  (0.08)
Net (loss) per common share - basic
  and diluted, pro forma                                   $  (0.25)   $  (2.37)   $  (0.08)
Reported diluted EPS higher than pro forma diluted EPS     $   0.02    $   0.03        -

The weighted average fair value of options granted during 2003 (net of options surrendered), 2002 and 2001 are estimated at $1.14, $1.17 and $1.14, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2004.

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

Note 3 - Related Party Transactions

The Company provides certain services and facilities to a company (affiliate) primarily owned by two principal stockholders who are also members of management and purchases certain services from those companies under a management services agreement. The Company recorded revenue of $260,000 and expense of $171,000 from the affiliate under such agreements in 2003. The Company recorded revenue of $250,000 and expense of $167,000 under such agreements in 2002. During 2001, the Company recorded revenue of $244,000 and expense of $170,000 under such agreements.

Until February 28, 2001, the Company leased certain office and warehouse facilities substantially all of which were occupied by a company primarily owned by the two management stockholders. The Company recorded rental expense of $236,000 directly to the lessor in 2000, and allocated the expense to users based on space occupied. The Company recorded rental expense of $54,000 in 2001 to the related company for space occupied. On February 28, 2001, the affiliated company began leasing the facilities directly from the lessor.

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

Other

On June 19, 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash. In accordance with SFAS No. 141, the purchase price plus purchase-related expenses is first applied to current assets and any excess of value over the current assets is allocated to extraordinary gain. The asset values were $815,000 and $0 for inventory and other assets, which mainly consisted of property, plant and equipment, respectively, which, combined with purchase-related expenses of $257,000, resulted in the recognition of an extraordinary gain of $58,000 ($35,000 net of tax). The results of operations of the acquired assets are included in the consolidated results of operations since the date of acquisition.

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
                                                           ========    ========

Note 7 - Debt

Debt consists of the following:

(In thousands)

                                                             2003        2002
                                                           --------    --------
Secured senior notes due 2007                              $  3,875    $  4,626
Revolving bank loan Domestic                                  7,229      10,211
Industrial Revenue Bonds                                      5,200       5,200
Mortgage notes                                               10,809       8,552
Term loans                                                      122       2,274
Short-term credit arrangements                                1,215         597
Capitalized lease obligations (Note 8)                           75         216
                                                           --------    --------
Total Debt                                                   28,525      31,676
Less current maturities                                      11,864      12,627
                                                           --------    --------
Total Long-Term Debt                                       $ 16,661    $ 19,049
                                                           ========    ========

The following table summarizes the Company's scheduled maturities, excluding the revolving line of credits at January 31, 2004.

                                Total         1/31/05       1/31/06       1/31/07      1/31/08       1/31/09      Thereafter
                             -----------    -----------   ----------    ----------   ----------    ----------    ------------
Mortgages                    $10,809,000      $587,900      $626,100      $666,300     $709,700      $756,000      $7,463,000
Senior Debt                    3,875,000       750,000       750,000       750,000    1,625,000         -              -
IRB Payable                    5,200,000         -             -              -       5,200,000         -              -
Term Loans                       122,200       122,200

                             -----------    -----------   ----------    ----------   ----------    ----------    ------------
  Total                      $20,006,200    $1,460,100    $1,376,100    $1,416,300   $7,534,700      $756,000      $7,463,000
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

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on July 10, 2005, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2004, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending

January 31, 2004 was 4.92%. As of January 31, 2004, the Company had borrowed $7,229,000 and had $2,300,000 available to it under the revolving line of credit. In addition, $6,521,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2004, the amount of restricted cash was $238,000. Cash required for operations is provided by draw-downs on the line of credit.

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

The Company's borrowings outstanding under its revolving credit facility at January 31, 2003 has been classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

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
                                                           ========    ========

At January 31, 2004 the Company had net operating loss carryforwards available to offset future taxable income in the United States and certain foreign jurisdictions, which expire as follows:

          In thousands             Loss Carryforward:    Expires In:
         January 31, 2003              $  776                 2023
         January 31, 2004               2,319                 2024
                                   ----------------
          Total                        $3,095
                                   ================


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
                                               ========    ========    ========

Note 12 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)
                                                 2003        2002        2001
                                               --------    --------    --------
Cash paid for:
  Income taxes, net of refunds received        $  (400)    $   (796)   $  1,096
                                               ========    ========    ========

  Interest paid, net of amounts capitalized    $ 1,962     $  2,099    $  2,837
                                               ========    ========    ========

Noncash Financing and Investing Activities:
  Fixed assets acquired under capital leases   $    18     $   -       $   -
                                               ========    ========    ========

Sale of business:
   Note receivable from buyer                  $  -        $     44    $    358
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

Compensation ("SFAS 148"). The pro forma net income effect of applying SFAS 148 was as follows:

                                                                         2003        2002        2001
(In thousands except per share information)                            --------    --------    --------
Net (loss) - as reported                                               $ (1,097)   $(11,528)   $   (374)
Compensation cost under fair-market value-based accounting
  method, net of tax                                                   $   (134)   $   (136)   $    (31)
Net (loss) - pro forma                                                 $ (1,231)   $(11,664)   $   (405)
Net (loss) per common share - basic and diluted, as reported           $  (0.22)   $  (2.34)   $  (0.08)
Net (loss) per common share - basic and diluted, pro forma             $  (0.25)   $  (2.37)   $  (0.08)
Reported diluted EPS higher than pro forma diluted EPS                 $   0.02    $   0.03        -

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

Note 15 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2003 and 2002:

(In thousands except per share information)                        2003
                                               --------------------------------------------
                                                First      Second       Third       Fourth
                                               Quarter     Quarter      Quarter     Quarter
                                               --------    --------    --------    --------
Net Sales                                      $ 28,010    $ 33,148    $ 32,635    $ 27,096
Gross Profit                                      5,194       7,681       6,903       4,820

Net income (loss)                                  (865)        603        (127)       (709)
Weighted average common shares
Outstanding - basic and diluted                   4,922       4,922       4,922       4,922
Per Share Data:
  Net income (loss) - basic and diluted        $  (0.18)   $   0.12    $  (0.03)   $  (0.13)


                                                                   2003
                                               --------------------------------------------
                                                First      Second       Third       Fourth
                                               Quarter     Quarter      Quarter     Quarter
                                               --------    --------    --------    --------
Net Sales                                      $ 26,768    $ 34,326    $ 33,230    $ 28,573
Gross Profit                                      5,780       8,239       7,830       5,091
Income (loss) before extraordinary items
  and cumulative effect of accounting
  change                                           (182)        262         363      (1,267)
Net income (loss)                               (10,921)(1)     470         251      (1,328)
Weighted average common shares
  outstanding - basic and diluted                 4,922       4,922       4,922       4,922

Per Share Data:
  Income (loss) before extraordinary items
    and cumulative effect of accounting
    change - basic and diluted                 $  (0.04)   $   0.05     $  0.07    $  (0.25)
  Income (loss) before cumulative effect       $  (0.04)   $   0.10     $  0.05    $  (0.27)
  Loss of cumulative effect of accounting
    change - basic and diluted                 $  (2.18)       -           -           -
  Net income (loss) - basic and diluted        $  (2.22)   $   0.10    $   0.05    $  (0.27)

(1) First quarter net loss includes the cumulative effect of accounting change as discussed in note 2.

Note 16 - Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company's recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2003 and 2002 are summarized below:

                                                             2003        2002
                                                           --------    --------
Aggregate product warranty liability at beginning of year  $552,644    $359,052
Aggregate accruals related to product warranties            534,607     504,944
Aggregate reductions for payments                          (566,921)   (213,214)
Aggregate changes for pre-existing warranties               109,496     (98,138)
                                                           --------    --------
Aggregate product warranty liability at end of year        $629,826    $552,644
                                                           ========    ========

Note 17 - Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended January 31, 2004, the Company determined that borrowings outstanding under its revolving credit facility at January 31, 2003 previously reported as long-term debt should be classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement". As a result, the accompanying consolidated balance sheet as of January 31, 2003 has been restated to reclassify $10,212,000 of borrowings at January 31, 2003, under the revolving line of credit from long-term debt to current maturities of long-term debt.

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

                                   MFRI, INC.

Date: December 15,2004             By: /s/ David Unger
                                   David Unger,
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

DAVID UNGER*              Director and Chairman of the        )
                            Board of Directors, President     )
                            and Chief Executive Officer       )
                            (Principal Executive Officer)     )
                                                              )
HENRY M. MAUTNER*         Director                            )December 15, 2004
                                                              )
BRADLEY E. MAUTNER*       Director                            )
                                                              )
MICHAEL D. BENNETT*       Vice President, Secretary and       )
                            Treasurer (Principal Financial    )
                            and Accounting Officer)           )
                                                              )
ARNOLD F. BROOKSTONE*     Director                            )
                                                              )
EUGENE MILLER*            Director                            )
                                                              )
STEPHEN B. SCHWARTZ*      Director                            )
                                                              )
DENNIS KESSLER*           Director                            )
                                                              )
*By:  /s/ David Unger     Individually and as Attorney-in-Fact)
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

     10(e)** MFRI 2004 Stock Incentive Plan

     14**    Code of Conduct

     21**    Subsidiaries of MFRI, Inc.

     23*     Consent of Independent Registered Public Accounting Firm

     24**    Power of Attorney executed by directors and officers of the Company

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



---------------------------------
*        Filed herewith
**       Filed in 10-K/A dated June 1, 2004

                                                                      Exhibit 23



CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-21951 on Form S-3, Registration Statement No. 333-44787 on Form S-3, and Registration Statement No. 333-08767 on Form S-8, of MFRI, Inc. of our report dated, May 12, 2004 (December 14, 2004 as to Note 17), (which report expresses an unqualified opinion and includes explanatory paragraphs as to MFRI, Inc.'s change in its method of accounting for goodwill and intangible assets and restatement of its balance sheet discussed in Note 17) appearing in this Annual Report on Form 10-K/A-2 Amendment No. 2 of MFRI, Inc. and subsidiaries for the year ended January 31, 2004.




DELOITTE & TOUCHE LLP
Chicago, Illinois
December 15, 2004

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

Date: December 15, 2004


/s/ David Unger
----------------
David Unger
Director and Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

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

Date: December 15, 2004


/s/ Michael D. Bennett
----------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

                                                                    Exhibit 32.1


                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K/A for the period ended January 31, 2004 of the Registrant (the "Report"):

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
----------------
David Unger
Director and Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
December 15, 2004


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


/s/ Michael D. Bennett
----------------------
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)
December 15, 2004

A signed original of this written statement required by Section 906 has been provided to MFRI, Inc. and will be retained by MFRI, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.