Form 10-Q/A
period 2004-07-31
MFRI INC
filed 2004-12-15
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         PART I - FINANCIAL INFORMATION

This amendment is being filed to reflect the restatement of the Company's condensed consolidated financial statements, as discussed in note 13 thereto, and other information related to such restated financial statements. Except for disclosures related to this restatement, no other information in the original report on Form 10-Q is amended by this Form 10-Q/A. The restatements had no impact on the Company's previously reported net income, debt covenant compliance, ability to borrow under its loan agreement, or liquidity.

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K/A-2 Amendment No. 2 for the year ended January 31, 2004 as filed on December 15, 2004. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year ending January 31, 2005.

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

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)


                                                           July 31,   January 31,
Assets                                                      2004        2004
                                                       (As restated,
                                                        see note 13)
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                               $    693     $    154
  Restricted cash                                            1,034          238
  Trade accounts receivable, net                            24,112       18,353
  Accounts receivable - related companies                      872          853
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        1,488        1,115

  Income taxes receivable                                      473          393
  Inventories                                               18,980       18,275
  Deferred income taxes                                      1,651        1,639
  Prepaid expenses and other current assets                    970          857
                                                          --------     --------
    Total current assets                                    50,273       41,877

Property, plant and equipment, net                          25,954       28,828

Other Assets:
  Patents, net of accumulated amortization                     627          716
  Goodwill                                                   2,500        2,549
  Other assets                                               4,881        4,957
                                                          --------     --------
    Total other assets                                       8,008        8,222
                                                          --------     --------
Total Assets                                              $ 84,235     $ 78,927
                                                          ========     ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Trade accounts payable                                  $ 13,633     $ 12,337
  Accrued compensation and payroll taxes                     2,520        2,673
  Other accrued liabilities                                  3,524        2,835
  Commissions payable                                        3,470        3,046
  Current maturities of long-term debt                      14,708       11,864
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                   380          299
  Income taxes payable                                         657           64
                                                          --------     --------
    Total current liabilities                               38,892       33,118

Long-Term Liabilities:
  Long-term debt, less current maturities                   15,273       16,661
  Other                                                      2,340        2,275
                                                          --------     --------
    Total long-term liabilities                             17,613       18,936

Stockholders' Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in July 2004 and January 2004;
    4,922 issued and outstanding in July 2004 and
    January 2004                                                49           49
  Additional paid-in capital                                21,397       21,397
  Retained earnings                                          6,140        5,100
  Accumulated other comprehensive income                       144          327
                                                          --------     --------
    Total stockholders' equity                              27,730       26,873
                                                          --------     --------
Total Liabilities and Stockholders' Equity                $ 84,235     $ 78,927
                                                          ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                              Six Months Ended
                                                                July 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Cash Flows from Operating Activities:
  Net income (loss)                                       $  1,040     $   (262)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      (Income) loss from joint venture                          10         (186)
      Depreciation and amortization                          1,911        2,023
      Provision for uncollectible accounts                      63           65
      (Gain)loss on sale of property, plant and equipment       17          (21)
      Change in operating assets and liabilities:
        Trade accounts receivable                           (5,822)      (1,556)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                   (293)        (199)
        Inventories                                           (781)         502
        Prepaid expenses and other current assets             (580)         512
        Current liabilities                                  1,199          135
        Other operating assets and liabilities                 985          560
                                                          --------     --------
Net Cash Flows from Operating Activities                    (2,249)       1,573
                                                          --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment               1,786          466
  Purchases of property and equipment                         (635)      (2,804)
                                                          --------     --------
Net Cash Flows from Investing Activities                     1,152       (2,338)
                                                          --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                    (38)         (75)
  Borrowings under revolving, term and mortgage loans        9,061       11,669
  Repayment of debt                                         (7,429)     (11,019)
                                                          --------     --------
Net Cash Flows from Financing Activities                     1,594          575
                                                          --------     --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                          42           48
                                                          --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents           539         (142)

Cash and Cash Equivalents - Beginning of Period                154          346
                                                          --------     --------

Cash and Cash Equivalents - End of Period                 $    693     $    204
                                                          ========     ========

Supplemental cash flow information:
  Cash paid for:
    Interest, net of capitalized amounts                  $  1,008     $  1,016
    Income taxes paid (refunded)                               (99)           5

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2004

1. The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principals and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2004 audited financial statements have been omitted from these interim financial statements. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A-2 Amendment No. 2.

2. The Company's stock option plans are accounted for using the intrinsic value method and, accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2004 and 2003, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

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


3.   Inventories consisted of the following:
                                                                       July 31,    January 31,
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
                                                                       ========     ========

4. Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company's annual impairment test at February 1, 2004 did not result in an impairment. Goodwill was
     $2,500,000   and  $2,549,000  at  July  31,  2004  and  January  31,  2004,
     respectively.   The  change  in  Goodwill  was  due  to  foreign   currency
     translation.

5. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $627,000 and $716,000 at July 31, 2004 and January 31, 2004, respectively.
     Accumulated amortization was $1,542,000 and $1,453,000 at July 31, 2004 and January 31, 2004, respectively. Future amortization over the next five years ending January 31, will be 2005 - $180,500, 2006 - $180,500, 2007 -
     $173,800, 2008 - $29,400 and 2009 - $26,400.

6. Employee Retirement Plans: The market-related value of plan assets at July 31, 2004 and January 31, 2004 were $2,751,036 and $2,682,942 respectively.
     Net cost  recognized for the six months ended July 31 is as follows:

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

     Expected employer contributions for fiscal year ending January 31, 2005 are $329,000. In May 2004, a $66,238 contribution was made.

7. The basic weighted average shares reconcile to diluted weighted average shares as follows:

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

8.   The  weighted   average  number  of  stock  options  not  included  in  the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares were 106,000 and 1,002,000 for the three months ended July 31, 2004 and 2003, respectively, and 792,000 and 971,000 for the six months ended
     July 31, 2004 and 2003, respectively. At July 31, 2004, 914,650 stock options had an exercise price below the average stock price for the three month period. At July 31, 2004, 227,250 stock options had an exercise price below the average stock price for the six month period. However these options were outstanding as no shares were exercised. There were no stock options below the average stock price at July 31, 2003.

9.   The components of comprehensive income (loss), net of tax, were as follows:

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
                                                                       ========     ========

10. The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

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
                                                          ========     ========     ========     ========

11. In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other

     Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company's financial statements, however, required interim disclosures have been reflected in the current financial statements.

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

     At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. Waivers have been obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004. At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement.

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

     At January 31, 2004 and April 30, 2004, the Company was not in compliance with covenants under the Loan Agreement. Waivers have been obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004. At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement.

13. Subsequent to the issuance of the condensed consolidated financial statements for the period ended July 31, 2004, the Company determined that borrowings outstanding under its revolving credit facility previously reported as long-term debt should be classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreeements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement". As a result, the accompanying condensed consolidated financial statements have been restated to reclassify $11,290,000 of borrowings at July 31, 2004, under the revolving line of credit from long-term debt to current maturities of long-term debt.


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

The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 13 to the condensed consolidated financial statements. The restatements had no impact on the Company's previously reported net income, debt covenant compliance, ability to borrow under its loan agreement, or liquidity.

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

Interest expense decreased to $455,000 for the current year quarter from $528,000 in the prior year quarter. The decrease is primarily due to a lower average debt balance than the prior year.

Six months ended July 31

General and administrative expense decreased from $2,514,000 in the prior year period to $2,434,000 in the current-year six-month period, and decreased as a percentage of net sales from 4.1% in the prior year period to 3.5% in the current year period. The decrease is mainly due to lower repairs and maintenance expense, lower utilities cost and reduced staff size.

Interest expense decreased to $875,000 for the current year period from $1,020,000 for the comparable period in the prior year. The decrease is primarily due to a lower average debt balance than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2004 were $693,000 as compared to $154,000 at January 31, 2004. The Company used $2,249,000 from operations during the first six months. Operating cash flows decreased by $3,822,000 as compared to the same period in the prior year. The cash from investing activities of $1,152,000 mainly resulted from the sale of a building and land to a third party in June 2004. These cash flows, plus borrowings of $1,594,000 from the Company's credit facility, were used to support $635,000 in capital spending.

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

The Company's working capital was approximately $11,381,000 at July 31, 2004 compared to approximately $8,759,000 at January 31, 2004. The change is primarily due to the increase in accounts receivable.

The Company's current ratio remained at 1.3 to 1 at July 31, 2004 and January 31, 2004, respectively. Debt to total capitalization at July 31, 2004 increased to 52.0% from 51.5% at January 31, 2004.

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

At July 31, 2004, the Company was in compliance with covenants under the Note Purchase Agreement. At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. Waivers have been obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004.

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

At July 31, 2004, the Company was in compliance with covenants under the Loan Agreement. At January 31, 2004 and April 30, 2004, the Company was not in compliance with covenants under the Loan Agreement. Waivers have been obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004.

The Company's borrowings outstanding under its revolving credit facility of $11,290,000 has been classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22, "Balance Sheet Classificaiton of Borrwoings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

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

The changeover from national currencies to the Euro began on January 1, 2002 and has not materially affected, the Company's foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

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

Item 4.     Controls and Procedures

As of July 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, including considerations of the deficiencies described below which gave rise to the restatement discussed in Note 13, to the condensed consolidated financial statements the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. The Company's management identified deficiencies in the process for review of accounting pronouncements regarding loan agreeements for appropriate financial statement classification. The Company will perform a thorough review of accounting pronouncements for all loan agreements to specifically identify proper classification of debt. Other than as described herein, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

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


                                    MFRI, INC.


Date:     December 15, 2004         /s/ David Unger
                                    --------------------------------------------
                                    David Unger
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date:     December 15, 2004         /s/ Michael D. Bennett
                                    --------------------------------------------
                                    Michael D. Bennett
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                                                    Exhibit 31.1
 I, David Unger, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of MFRI, Inc.

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

Date:    December 15, 2004


/s/ David Unger
---------------------------
David Unger
Director and Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

                                                                    Exhibit 31.2
 I, Michael D. Bennett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of MFRI, Inc.

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

                                                                    Exhibit 32.1

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended July 31, 2004 of the Registrant (the "Report"):

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ David Unger
------------------------------
David Unger
Director and Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)
December 15, 2004


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

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q/A for the period ended July 31, 2004 of the Registrant (the "Report"):

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