Form 10-Q
period 2004-10-31
MFRI INC
filed 2004-12-15
CIK 914122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934


For the quarterly period ended                October 31, 2004
                              --------------------------------------------------

                                                           OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

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

On December 14, 2004, there were 5,030,895 shares of the registrant's common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K/A-2 Amendment No. 2 for the year ended January 31, 2004 as filed on December 15, 2004. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year ending January 31, 2005. One of the reasons for this is that, generally, sales of the Company's piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share information)

                                                           Three Months Ended         Nine Months Ended
                                                               October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
Net sales                                                 $ 39,708     $ 32,635     $109,904     $ 93,793
Cost of sales                                               30,544       25,732       85,882       74,016
                                                          --------     --------     --------     --------
Gross profit                                                 9,164        6,903       24,022       19,778

Operating expenses:
  Selling expense                                            2,583        2,418        7,690        7,582
  General and administrative expense                         4,098        4,242       11,500       11,571
                                                          --------     --------     --------     --------
    Total operating expenses                                 6,681        6,660       19,190       19,153
                                                          --------     --------     --------     --------

Income from operations                                       2,483          243        4,832          625

Income (loss) from joint venture                               189            8          178          193
Interest expense - net                                         456          500        1,331        1,519
                                                          --------     --------     --------     --------
Income (loss) before income taxes                            2,216         (249)       3,679         (701)
Income taxes (benefit)                                         602         (123)       1,026         (313)
                                                          --------     --------     --------     --------
Net income (loss)                                         $  1,614     $   (126)    $  2,653     $   (388)
                                                          ========     ========     ========     ========

Weighted average common shares outstanding
  basic                                                      4,961        4,922        4,935        4,922
Weighted average common shares outstanding
  Diluted                                                    5,304        4,922        5,109        4,922
Basic earnings per share
  Net income (loss)                                       $   0.33     $  (0.03)    $   0.54     $  (0.08)

Diluted earnings per share
  Net income (loss)                                       $   0.30     $  (0.03)    $   0.52     $ (0.08)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

                                                    October 31,      January 31,
Assets                                                 2004             2004
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                               $    529    $     154
  Restricted cash                                            1,394          238
  Trade accounts receivable, net                            26,479       18,353
  Accounts receivable - related companies                      885          853
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        1,511        1,115

  Income taxes receivable                                      572          393
  Inventories                                               20,519       18,275
  Deferred income taxes                                      1,651        1,639
  Prepaid expenses and other current assets                    586          857
                                                          --------     --------
    Total current assets                                    54,126       41,877

Property, plant and equipment, net                          25,788       28,828

Other Assets:
  Patents, net of accumulated amortization                     581          716
  Goodwill                                                   2,591        2,549
  Other assets                                               4,934        4,957
                                                          --------     --------
    Total other assets                                       8,106        8,222
                                                          --------     --------
Total Assets                                              $ 88,020     $ 78,927
                                                          ========     ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------

Current Liabilities:
  Trade accounts payable                                  $ 12,927     $ 12,337
  Accrued compensation and payroll taxes                     2,477        2,673
  Other accrued liabilities                                  3,505        2,835
  Commissions payable                                        4,854        3,046
  Current maturities of long-term debt                      14,220       11,864
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                 1,178          299
  Income taxes payable                                       1,508           64
                                                          --------     --------
    Total current liabilities                               40,669       33,118

Long-Term Liabilities:
  Long-term debt, less current maturities                   15,046       16,661
  Other                                                      2,372        2,275
                                                          --------     --------
    Total long-term liabilities                             17,418       18,936

Stockholders' Equity:
  Common stock, $.01 par value, authorized - 50,000
    shares in October 2004 and January 2004; 4,999
    issued and outstanding in October 2004 and 4,922
    issued and outstanding in January 2004                      50           49
  Additional paid-in capital                                21,622       21,397
  Retained earnings                                          7,753        5,100
  Accumulated other comprehensive income                       508          327
                                                          --------     --------
    Total stockholders' equity                              29,933       26,873
                                                          --------     --------
Total Liabilities and Stockholders' Equity                $ 88,020     $ 78,927
                                                          ========     ========

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended
(In thousands)                                                  October 31,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Cash Flows from Operating Activities:
  Net income (loss)                                       $  2,653     $   (388)
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      (Income) from joint venture                             (178)        (193)
      Depreciation and amortization                          2,779        3,082
      Provision for uncollectible accounts                      (1)         (74)
      (Gain) loss on sale of property, plant
        and equipment                                           17          (27)
      Change in operating assets and liabilities:
        Trade accounts receivable                           (8,125)      (5,272)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                    483          899
        Inventories                                         (2,186)       1,228
        Prepaid expenses and other current assets              314          701
        Current liabilities                                    345        1,413
        Other operating assets and liabilities               2,521           54
                                                          --------     --------
Net Cash Flows from Operating Activities                    (1,378)       1,423
                                                          --------     --------

Cash Flows from Investing Activities:
  Proceeds from sale of property and equipment               1,786          475
  Purchases of property and equipment                         (987)      (3,789)
  Investment in joint venture                                   50          160
                                                          --------     --------
Net Cash Flows from Investing Activities                       849       (3,154)
                                                          --------     --------

Cash Flows from Financing Activities:
  Payments on capitalized lease obligations                    (51)        (101)
  Borrowings under revolving, term and mortgage loans       10,616       15,875
  Repayment of debt                                         (9,940)     (14,467)
  Proceeds from stock options exercised                        228         -
                                                          --------     --------
Net Cash Flows from Financing Activities                       853        1,307
                                                          --------     --------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                          51          261
                                                          --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents           375         (163)

Cash and Cash Equivalents - Beginning of Period                154          346
                                                          --------     --------

Cash and Cash Equivalents - End of Period                 $    529     $    183
                                                          ========     ========

Supplemental cash flow information:
  Cash paid for:
    Interest, net of capitalized amounts                  $  1,306     $  1,518
    Income taxes paid (refunded)                              (196)           5

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2004

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

2. The Company's stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2004 and 2003, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                           Three Months Ended         Nine Months Ended
                                                               October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
     Net income (loss) - as reported (in
       thousands)                                         $  1,614     $   (126)    $  2,653     $   (388)
     Compensation cost under fair-market
       value-based accounting method, net
       of tax (in thousands)                                   (54)         (42)        (159)        (121)
     Net income (loss) - pro forma (in
       thousands)                                         $  1,560     $   (168)    $  2,494     $   (509)
     Net income (loss) per common share -
       basic, as reported                                 $   0.33     $  (0.03)    $   0.54     $  (0.08)
     Net income (loss) per common share -
       basic, pro forma                                   $   0.31     $  (0.03)    $   0.51     $  (0.10)
     Net income (loss) per common share -
       diluted, as reported                               $   0.30     $  (0.03)    $   0.52     $  (0.08)
     Net income (loss) per common share -
       diluted, pro forma                                 $   0.29     $  (0.03)    $   0.49     $  (0.10)

3.   Inventories consisted of the following:

                                                        October 31,  January 31,
     (In thousands)                                         2004         2004
                                                          --------     --------
     Raw materials                                        $ 16,239     $ 13,593
     Work in process                                         2,001        1,905
     Finished goods                                          2,279        2,777
                                                          --------     --------
     Total                                                $ 20,519     $ 18,275
                                                          ========     ========

4. Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company's annual impairment test at February 1, 2004 did not result in an impairment. Goodwill was $2,591,000 and $2,549,000 at October 31, 2004 and January 31, 2004,
     respectively.   The  change  in  Goodwill  was  due  to  foreign   currency
     translation.

5. Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $581,000 and $716,000 at October 31, 2004 and January 31, 2004,
     respectively. Accumulated amortization was $1,588,000 and $1,453,000 at October 31, 2004 and January 31, 2004, respectively. Future amortization over the next five years ending January 31, will be 2005 - $45,100, 2006 - $180,500, 2007 - $173,800, 2008 - $29,400, 2009 - $26,400 and 2010 -
     $22,100.

6. Employee Retirement Plans: The market-related value of plan assets at October 31, 2004 and January 31, 2004 were $2,943,579 and $2,682,942, respectively. Net cost recognized for the three and nine months ended October 31 was as follows:

                                                           Three Months Ended         Nine Months Ended
     (In thousands)                                             October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
     Components of net periodic benefit
       cost:
     Service cost                                         $     25     $     24     $     75     $     72
     Interest cost                                              47           42          141          127
     Expected return on plan assets                            (56)         (42)        (168)        (125)
     Amortization of prior service cost                         21           14           62           43
     Recognized actuarial loss                                  20           24           59           73
                                                          --------     --------     --------     --------
     Net periodic benefit cost                            $     57     $     62     $    169     $    190

     Employer contributions for fiscal year ending January 31, 2005 are expected to be $252,191. As of October 2004, $185,953 in contributions were made. In November 2004, a $66,238 contribution was made. In February 2005, a $76,800 contribution is expected to be made.

7. The basic weighted average shares reconcile to diluted weighted average shares as follows:

                                                            Three Months Ended         Nine Months Ended
     (In thousands)                                             October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
      Net income (loss)                                   $  1,614     $   (126)    $  2,653     $   (388)
                                                          ========     ========     ========     ========

      Basic weighted average common
        shares outstanding                                   4,961        4,922        4,935        4,922
      Dilutive effect of stock options                         343         -             174         -
                                                          --------     --------     --------     --------
      Weighted average common shares
        outstanding assuming full dilution                   5,304        4,922        5,109        4,922
                                                          ========     ========     ========     ========

      Basic earnings per share
      Net income (loss)                                   $   0.33     $  (0.03)    $   0.54     $  (0.08)

      Diluted earnings per share
      Net income (loss)                                   $   0.30     $  (0.03)    $   0.52     $  (0.08)


                                                           Three Months Ended         Nine Months Ended
     (In thousands)                                             October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------

     Weighted average number of stock options not
       included in the computation of diluted earnings per
       share of common stock because the option exercise
       prices exceeded the average market prices of the
       common shares                                       122,000    1,036,000      158,500      993,000
     Stock options with an exercise price below the
       average stock price                                 861,704         -         848,904         -

     In September and October 2004, a total of 76,746 stock options were exercised. In November 2004, 28,098 stock options were exercised. As of December 7, 2004 3,687 stock options were exercised in December. As of December 7, 2004 a total of 108,531 stock options were exercised.

8.   The components of comprehensive income (loss), net of tax, were as follows:

                                                           Three Months Ended         Nine Months Ended
     (In thousands)                                             October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------

     Net income (loss)                                    $  1,614     $   (126)    $  2,653     $   (388)
     Change in foreign currency translation
       adjustments                                             364          128          181          299
                                                          --------     --------     --------     --------
     Comprehensive income (loss)                          $  1,978     $      2     $  2,834     $    (89)
                                                          ========     ========     ========     ========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

                                                        October 31,  January 31,
     (In thousands)                                         2004         2004
                                                          --------     --------
     Accumulated translation adjustment                   $    863     $    682
     Minimum pension liability adjustment (net of
       tax benefit of $217 at October 31 and
       January 31, 2004)                                      (355)        (355)
                                                          --------     --------
       Total                                              $    508          327
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

                                                           Three Months Ended         Nine Months Ended
     (In thousands)                                             October 31,               October 31,
                                                          ---------------------     ---------------------
                                                            2004         2003         2004         2003
                                                          --------     --------     --------     --------
     Net Sales:
       Filtration Products                                $ 14,067     $ 13,836     $ 45,733     $ 41,813
       Piping Systems                                       18,544       12,274       42,531       33,227
       Industrial Process Cooling Equipment                  7,097        6,525       21,640       18,753
                                                          --------     --------     --------     --------
     Total Net Sales                                      $ 39,708     $ 32,635     $109,904     $ 93,793
                                                          ========     ========     ========     ========

     Gross Profit:
       Filtration Products                                $  3,238     $  2,547     $  9,363     $  7,882
       Piping Systems                                        3,773        2,428        8,406        6,506
       Industrial Process Cooling Equipment                  2,153        1,928        6,253        5,390
                                                          --------     --------     --------     --------
     Total Gross Profit                                   $  9,164     $  6,903     $ 24,022     $ 19,778
                                                          ========     ========     ========     ========

     Income (loss) from Operations:
       Filtration Products                                $  1,060     $    367     $  2,830     $  1,326
       Piping Systems                                        2,417          680        4,644        2,336
       Industrial Process Cooling Equipment                    452          325        1,238          607
       Corporate                                            (1,446)      (1,129)      (3,880)      (3,644)
                                                          --------     --------     --------     --------
     Income from Operations                               $  2,483     $    243     $  4,832     $    625
                                                          ========     ========     ========     ========

10. In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R was effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R has not had a material impact on the Company's financial statements, however, required interim disclosures have been reflected in the current financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had a material effect on the financial statements of the Company, based on guarantees in effect on October 31, 2004.

11. On September 14, 1995, Midwesco Filter Resources, Inc. in Winchester, Virginia received $2,050,000 of proceeds from Industrial Revenue Bonds, which were to mature on August 1, 2007. These bonds had been fully secured by bank letters of credit. As a result of the sale of land and a building on June 17, 2004, the Company redeemed the bonds in September 2004.

     On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). At July 31, 2004 and October 31, 2004, the Company was in compliance with covenants under the Note Purchase Agreement. At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. Waivers have been obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004.

     On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). As of October 31, 2004, the Company had borrowed $12,844,000 and had $4,223,000 available to it under the revolving line of credit. In addition, $4,446,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Company has determined that borrowings outstanding under its revolving credit facility should be classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement".

     At July 31, 2004 and October 31, 2004, the Company was in compliance with covenants under the Loan Agreement. At January 31, 2004 and April 30, 2004, the Company was not in compliance with covenants under the Loan Agreement. Waivers have been obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004.


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

RESULTS OF OPERATIONS

MFRI, Inc.

Generally, sales of the Company's piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

Three months ended October 31

Net sales of $39,708,000 for the quarter increased 21.7% from $32,635,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $9,164,000 increased 32.8% from $6,903,000 in the prior year quarter, and gross margin increased to 23.1% of net sales in the current year from 21.2 % of net sales in the prior year. (See discussion of each business segment below.)

Net income rose to $1,614,000 in the current quarter from a loss of $126,000 in the prior year quarter. The increase in net income was due to increased revenue at level margins. (See discussion of each business segment below.)

Nine months ended October 31

Net sales of $109,904,000 for the nine months increased 17.2% from $93,793,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $24,022,000 increased 21.5% from $19,778,000 for the comparable period in the prior year, while gross margin increased to 21.9% of net sales in the current year from 21.1% of net sales in the prior year. (See discussion of each business segment below.)

Net income rose to $2,653,000 for the nine months from a loss of $388,000 for the comparable period in the prior year. The increase in net income was due to increased revenue at level margins. (See discussion of each business segment below.)

Filtration Products Business
Three months ended October 31

Net sales for the quarter increased 1.7% to $14,067,000 from $13,836,000 for the comparable quarter in the prior year. This increase was primarily due to a better economic environment including improved conditions in the domestic steel industry.

Gross profit as a percent of net sales increased from 18.4% in the prior year to 23.0% in the current year, primarily as a result of improved manufacturing efficiency on slightly higher unit volume and a favorable product mix.

Selling expense decreased to $1,377,000 or 9.8% of net sales from $1,380,000 or 10.0% of net sales for the comparable quarter last year.

General and administrative expenses remained relatively level at $801,000 or 5.7% of net sales in the current-year quarter compared to $800,000 or 5.8% of net sales in the prior-year quarter.

Nine months ended October 31

Net sales for the nine months increased 9.4% to $45,733,000 from $41,813,000 for the comparable period in the prior year. This increase was primarily due to a better economic environment including improved conditions in the domestic steel industry.

Gross profit as a percent of net sales increased from 18.8% in the prior year to 20.5% in the current year, primarily as a result of improved manufacturing efficiency on higher unit volume and a favorable product mix.

Selling expense for the nine months decreased to $4,171,000 or 9.1% of net sales from $4,232,000 or 10.1% of net sales for the comparable period in the prior year. The decrease was primarily due to less commission expense and lower travel costs.

General and administrative expenses increased from $2,323,000 or 5.6% of net sales in the prior-year period to $2,361,000 or 5.2% of net sales in the current year period. This increase was primarily due to increased professional services expenses.

Piping Systems Business

Generally, sales of the Company's piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

Three months ended October 31

Net sales increased 51.1% from $12,274,000 in the prior-year quarter to $18,544,000 for the current quarter. This increase was primarily due to some recovery from the weak economy in both the private and public sectors.

Gross profit as a percent of net sales increased from 19.8% to 20.3% due to product mix.

Selling expense increased from $228,000 or 1.9% of net sales for the prior year quarter to $333,000 or 1.8% of net sales in the current year quarter. The increase was primarily due to higher commissions.

General and administrative expense decreased from $1,520,000 in the prior year quarter to $1,024,000 in the current year quarter, and decreased as a percent of net sales from 12.4% to 5.5%. The decrease was primarily due to the prior-year quarter legal settlement of $510,000 and $284,000 in legal fees associated with that settlement.

Nine months ended October 31

Net sales of $42,531,000 for the nine months increased 28.0% from $33,227,000 for the comparable period in the prior year. This increase was primarily due to some recovery from the weak economy in both the private and public sectors.

Gross profit as a percent of net sales increased from 19.6% to 19.8%, mainly due to product mix.

Selling expense increased from $915,000 or 2.8% of net sales in the prior year period to $932,000 or 2.2% of net sales in the current year period. The dollar increase was primarily due to increased commissions.

General and administrative expense decreased to $2,829,000, compared with $3,255,000 in the prior year period, and decreased as a percent of net sales from 9.8% to 6.7%. The decrease was primarily due to a legal settlement of $510,000 and legal fees associated with that settlement incurred in the nine months ended October 31, 2003.

Industrial Process Cooling Equipment Business
Three months ended October 31

Net sales of $7,097,000 for the quarter increased 8.8% from $6,525,000 for the comparable quarter in the prior year. The increase was due primarily to some recovery from the weak economy. Sales increased in both the domestic and
international   markets.

Gross  profit  increased  to 30.3% of net sales  from  29.6% of net sales in the
prior-year   quarter,   primarily  due  to  improved   pricing  and   production
efficiencies.

Selling expense increased to $874,000 or 12.3% of net sales in the current-year quarter from $809,000 or 12.4% of net sales in the prior-year quarter. The dollar increase was due to the higher commissions associated with increased sales and greater distributor sales.

General and administrative expense increased to $828,000 or 11.7% of net sales from $794,000 or 12.2% of net sales in the prior-year quarter. This dollar increase was primarily due to higher costs for the international operation resulting from additional headcount and some additional engineering product development expenses.

Nine months ended October 31

Net sales of $21,640,000 for the nine months increased 15.4% from $18,753,000 for the comparable period in the prior year, mainly due to some recovery from the weak economy. Sales increased in both the domestic and international markets.

Gross margin increased from 28.7% of net sales in the prior year to 28.9% of net sales in the current year, primarily due to improved pricing and production efficiencies.

Selling expense increased to $2,586,000 or 12.0% of net sales in the current year period from $2,434,000 or 13.0% of net sales in the prior year. The dollar increase was primarily due to the higher commissions associated with increased sales and greater distributor sales.

General and administrative expense increased to $2,431,000 or 11.2% of net sales in the current year period from $2,349,000 or 12.5% of net sales in the prior year. This increase was primarily due to higher costs for the international operation resulting from additional headcount and increased product development costs.

General Corporate Expense

General   corporate   expense   included   interest   expense  and  general  and
administrative expenses that were not allocated to the business segments.

Three months ended October 31

General and administrative expense increased from $1,129,000 in the prior year quarter to $1,446,000 in the current year quarter, and increased as a percentage of net sales from 3.5% in the prior year quarter to 3.6% in the current year quarter. The increase was mainly due to management incentive compensation and building repairs and maintenance costs.

Interest expense decreased to $456,000 for the current year quarter from $500,000 in the prior year quarter. The decrease was primarily due to lower interest expense due to the sale of a building in Winchester, Virginia in June 2004, and redemption of the Industrial Revenue Bonds in September 2004.

Nine months ended October 31

General and administrative expense increased from $3,644,000 in the prior year period to $3,879,000 in the current-year nine-month period, and decreased as a percentage of net sales from 3.9% in the prior year period to 3.5% in the current year period. The increase was mainly due to management incentive compensation and building repairs and maintenance costs.

Interest expense decreased to $1,331,000 for the current year period from $1,519,000 for the comparable period in the prior year. The decrease was primarily due to lower interest expense due to the sale of a building in Winchester, Virginia in June 2004, and redemption of the Industrial Revenue Bonds in September 2004. Interest income on federal tax refunds was received in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2004 were $529,000 as compared to $154,000 at January 31, 2004. The Company used $1,378,000 from operations during the first nine months. Operating cash flows decreased by $2,801,000 from the same period in the prior year. The cash from investing activities of $849,000 mainly resulted from the sale of a building and land to a third party in June 2004. A cash distribution of $50,000 was received from the Company's investment in a joint venture. These cash flows, plus borrowings of $676,000 from the Company's credit facility, were used to support $987,000 in capital spending. Exercise of stock options resulted in $228,000 of cash inflow.

Trade receivables increased $8,125,000 and inventories increased $2,186,000 from January 31, 2004 due to increased sales. Prepaid expenses and other current assets decreased $314,000 due to insurance premiums that will be renewed in November and utilization of sales tax credits. Other operating assets and liabilities increased $2,519,000 from January 31, 2004 due to increased commission liability and increased accrued liabilities.

Net cash flow from investing activities for the nine months ended October 31, 2004 was $849,000. Net cash used for investing activities for the nine months ended October 31, 2003 was $3,154,000. Proceeds from the sale of property and equipment increased $1,311,000 from the prior year. On June 17, 2004, the Company sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The Company is leasing from the Buyer approximately 12,000 square feet of the building. This transaction did not materially affect the earnings of the Company. Capital expenditures decreased $2,802,000 from the prior year. The prior year's capital additions of $3,789,000 mainly related to the Company's construction of a new building for one of its foreign subsidiaries. Current year capital expenditures related to new ERP business applications software and equipment purchases.

Debt totaled $29,266,000, an increase of $741,000 since the beginning of the year. Net cash inflows from financing activities were $852,000, primarily as a result of borrowings of $10,616,000 and payments of $9,940,000 as well as $51,000 used for payments on capitalized lease obligations. Exercise of stock options resulted in $228,000 of cash inflow.

The following table summarizes the Company's estimated contractual obligations, excluding the revolving lines of credit at October 31, 2004:

                               Total         1/31/05       1/31/06       1/31/07        1/31/08       1/31/09       Thereafter
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Mortgages                    $ 9,252,400      $125,400      $502,800     $  533,900   $  567,700      $603,600       $6,919,000
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Senior Debt                    3,312,500       187,500       750,000        750,000    1,625,000         -                -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
IRB Payable                    3,150,000          -             -              -       3,150,000         -                -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Term Loans                       125,400       125,400
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Capitalized Lease                 23,900        15,900         6,000          2,000        -             -                -
  Obligations
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
  Sub Total (1)              $15,864,200    $  454,200    $1,258,800      1,285,900    5,342,700      $603,600       $6,919,000
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Operating lease
  Obligations                  2,070,800    $  340,000    $  520,000       $426,800     $366,500      $ 53,000       $  364,500
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Purchase Committments (2)      8,300,900     7,085,400     1,022,000        139,700       40,000        13,800             -
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------
Total                         26,235,900   $ 7,879,600    $2,800,800     $1,852,400   $5,749,200      $670,400       $7,283,500
-----------------------    -------------- -------------- ------------- ------------- -------------- ------------- ---------------

(1)  Scheduled maturities, excluding the revolving line of credits
(2) Purchase commitments were for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $2,372,000 was composed of accrued pension cost and deferred compensation.

The Company's working capital was approximately $13,458,000 at October 31, 2004 compared to approximately $8,759,000 at January 31, 2004. The change was primarily due to the increased accounts receivable.

The Company's current ratio remained at 1.3 to 1 for October 31, 2004 and January 31, 2004, respectively. Debt to total capitalization at October 31, 2004 decreased to 49.4% from 51.5% at January 31, 2004.

On September 14, 1995, Midwesco Filter Resources, Inc. in Winchester, Virginia received $2,050,000 of proceeds from Industrial Revenue Bonds, which were to mature on August 1, 2007. These bonds had been fully secured by bank letters of credit. As a result of the sale of land and a building on June 17, 2004, the Company redeemed the bonds in September 2004.

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors ("Note Purchase Agreements"). At July 31, 2004 and October 31, 2004, the Company was in compliance with covenants under the Note Purchase Agreement. At January 31, 2004 and April 30, 2004, the Company was not in compliance with one covenant under the Note Purchase Agreements. Waivers were previously obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). As of October 31, 2004, the Company had borrowed $12,844,000 and had $4,223,000 available to it under the revolving line of credit. In addition, $4,446,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Company has determined that borrowings outstanding under its revolving credit facility should be classified as current maturities of long-term debt in accordance with the provisions set forth in Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

At July 31, 2004 and October 31, 2004, the Company was in compliance with covenants under the Loan Agreement. At January 31, 2004 and April 30, 2004, the Company was not in compliance with covenants under the Loan Agreement. Waivers were previously obtained for noncompliance of debt covenants for fiscal periods ending on or prior to April 30, 2004.

ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R was effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R has not had a material impact on the Company's financial statements, however, required interim disclosures have been reflected in the current financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had a material effect on the financial statements of the Company, based on guarantees in effect on October 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company was subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk was mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilized foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts were short-term in duration, generally one year or less. The major currency exposure hedged by the Company was the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at October 31, 2004 or January 31, 2004.

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

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys (e.g., steel) which are used in the production of the piping systems. The Company attempted to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appeared appropriate, purchasing quantities in advance of likely price increases.

Item 4.     Controls and Procedures

As of October 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the Company's periodic SEC filings. There have been no changes in the Company's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially effected or are reasonably likely to effect the Company's internal controls over financial reporting.


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

Date:    December 15, 2004


/s/ David Unger
---------------------------
Director and Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

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

                                                                    Exhibit 32.1

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, David Unger, Chief Executive Officer (principal executive officer) of MFRI, Inc. (the "Registrant"), certify that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2004 of the Registrant (the "Report"):

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

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)


I, Michael D. Bennett, Chief Financial Officer (principal financial officer) of MFRI, Inc. (the "Registrant"), certify that, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2004 of the Registrant (the "Report"):

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