Form 10-K
period 2005-01-31
MFRI INC
filed 2005-04-29
CIK 914122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File No. 0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

(847) 966-1000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b). Yes☐ No ☒

                The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $12,385,843 based on the closing sale price of $3.39 per share as reported on the NASDAQ National Market on July 30, 2004.

                The number of shares of the registrant’s common stock outstanding at April 15, 2005 was 5,230,933.

                                                          DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the following document of the registrant are incorporated herein by reference:

Document	Part of Form 10-K
Proxy Statement for the 2005 annual meeting of stockholders	III

FORM 10-K CONTENTS JANUARY 31, 2005

Part III:

10.	Directors and Executive Officers of the Registrant	25
11.	Executive Compensation	25
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13.	Certain Relationships and Related Transactions	25
14.	Principal Accountant Fees and Services	25

Part IV:

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	25

Signatures		51
Certifications		57

PART I

Item 1.  BUSINESS

Company Profile

MFRI, Inc. (“MFRI” or the “Company”) is a holding company which has subsidiaries engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment.

The Company’s filtration products business (the “Filtration Products Business”) is conducted by Midwesco Filter Resources, Inc. (“Midwesco Filter”). Perma-Pipe, Inc. (“Perma-Pipe”) conducts the piping systems business (the “Piping Systems Business”). The industrial process cooling equipment business (the “Industrial Process Cooling Equipment Business”) is conducted by Thermal Care, Inc. (“Thermal Care”). Midwesco Filter, Perma-Pipe and Thermal Care are wholly-owned subsidiaries of MFRI. As used herein, unless the context otherwise requires, the term “Company” includes MFRI and its subsidiaries, Midwesco Filter, Perma-Pipe, Thermal Care, and their respective predecessors and subsidiaries.

Midwesco Filter manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. Air filtration systems are used in many industries in the United States and abroad to limit particulate emissions to comply with environmental regulations. Midwesco Filter markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement.

Perma-Pipe engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. Perma-Pipe’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. Perma-Pipe’s leak detection and location systems are sold as part of many of its piping systems products and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Thermal Care engineers, designs, manufactures and sells industrial process cooling equipment, including liquid chillers, mold temperature controllers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications.

Additional information with respect to the Company’s lines of business is included in the following discussions of the separate business segments and in the financial statements and related notes thereto.

Filtration Products Business

Air Filtration and Particulate Collection Systems.  Air filtration and particulate collection systems have been used for 65 years in many industrial applications. However, the enactment of federal and state legislation and related regulations and enforcement have increased the demand for air filtration and particulate collection systems by requiring industry to meet primary and secondary ambient air quality standards for specific pollutants, including particulate. In certain manufacturing applications, particulate collection systems are an integral part of the production process. Examples of such applications include the production of cement, carbon black and industrial absorbents.

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

Cartridge collectors and baghouses are generally used with utility and industrial boilers, cogeneration plants and incinerators and in the chemicals, cement, asphalt, metals, grain and foundry industries, as well as with air intake filters for gas turbines.

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

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. These include sonic horns to supplement the removal of particulate from filter bags and cartridge collectors and baghouse parts such as door gaskets, shaker bars, tube sheets, dampers, solenoid valves, timer boards, conveyors and airlocks. The Company currently manufactures wire cages and purchases all other filter-related products and accessories for resale. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, maintenance services and leak detection account for approximately 12% of the net sales of the Company’s filtration products and services.

Over the past three years, the Company’s Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at lower margins than other industries. In the fiscal year ended January 31, 2005, no customer accounted for 10% or more of net sales of the Company’s filtration products and services.

Marketing.  The customer base for the Company’s filtration products and services is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

The Company has an integrated sales program for its Filtration Products Business, which consists of field-based sales personnel, manufacturers’ representatives, a telemarketing operation and computer-based customer information systems containing data on nearly 18,000 user locations. These systems enable the Company’s sales force to access customer information classified by industry, equipment type, operational data and the Company’s quotation and sales history. The Company believes the computer-based information systems are instrumental in increasing sales of filter-related products and accessories and maintenance services, as well as sales of filter elements.

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were approximately 8% of the domestic filtration company’s product sales during the year ended January 31, 2005, were about the same level as the previous year. Nordic Air Filtration A/S (“Nordic Air”), a wholly-owned subsidiary of the Company, manufactures in Nakskov, Denmark, and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks.  The Company owns the following trademarks covering its filtration products: Seamless Tube®, Leak Seeker®, Prekote®, We Take the Dust Out of Industry®, Pleatkeeper®, Pleat Plus®  and EFC®.

Backlog.   As of January 31, 2005, the dollar amount of backlog (uncompleted firm orders) for filtration products was $17,518,000. As of January 31, 2004, the amount of backlog was $14,499,000. One customer has placed an order that is deliverable over multiple years. Therefore, approximately $3,800,000 of the backlog as of January 31, 2005 is not expected to be completed in 2005.

Raw Materials and Manufacturing.  The basic raw materials used in the manufacture of the Company’s filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube®  products and other woven, felted, spun bond and cellulose media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company’s business. The Company believes that supplies of all materials are adequate to meet current demand. The Company’s inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers. Nevertheless, the Company employs an aggressive program to limit inventory to levels compatible with meeting customer needs.

The manufacturing processes for filtration products include proprietary computer-controlled systems for measuring, cutting, pleating, tubing and marking media. The Company also operates specialized knitting machines and proprietary fabric stabilization equipment to produce the Seamless Tube®  product. Skilled sewing machine operators perform the finish assembly work on each filter bag using both standard sewing equipment and specialized machines developed by or for the Company. The manufacturing process for pleated filter elements involves the assembly of metal and, sometimes, plastic end components, filtration media and support hardware.

The Company maintains a quality assurance program involving statistical process control techniques for examination of raw materials, work in progress and finished goods. Certain orders for particularly critical applications receive 100% quality inspection.

Competition.   The Filtration Products Business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes that, based on domestic sales, the BHA brand within GE Energy Services; the Menardi division of Beacon Industrial Group; W.L. Gore & Associates, Inc. and the Company are the leading suppliers of filter elements, parts and accessories for baghouses. The Company believes that Donaldson Company, Inc.; Farr Company; Clarcor, Inc. and the Company are the leading suppliers of filter elements for cartridge collectors. There are at least 50 smaller competitors, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products, and Nordic Air is a relatively small participant in that market. Some of the Company’s competitors have greater financial resources than the Company.

The Company believes quality, service, and price are the most important competitive factors in its Filtration Products Business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional effort is required by a competitor to market products to such a customer. In certain applications, the Company’s proprietary Seamless Tube®  product and customer support provide the Company with a competitive advantage. Certain competitors of the Company may have a competitive advantage with respect to their own proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and/or greater vertical integration.

Government Regulation.  The Company’s Filtration Products Business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those issued by the U.S. Environmental Protection Agency (“U.S. EPA”) under the Clean Air Act Amendments of 1990 (“Clean Air Act Amendments”). The U.S. Supreme Court decision upholding the right of the U.S. EPA to reduce the minimum size of particulates regulated by the National Air Quality Standard from 10 microns to 2.5 microns could have a significant positive effect on demand for the Company’s filtration products in future years.

Piping Systems Business

Products and Services.  The Company engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Company’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii)

oil and gas gathering flow lines and long lines for oil and mineral transportation. The Company’s leak detection and location systems are sold as part of many of its piping systems, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Company’s industrial and secondary containment piping systems, manufactured in a wide variety of piping materials, are generally used for the handling of chemicals, hazardous liquids and petroleum products. Industrial piping systems often feature special materials, heat tracing, leak detection and special fabrication. Secondary containment piping systems consist of service pipes housed within outer containment pipes, which are designed to contain any leaks from the service pipes. Each system is designed to provide economical and efficient secondary containment protection that will meet all governmental environmental regulations.

The Company’s district heating and cooling (DHC) piping systems are designed to transport steam, hot water and chilled water to provide efficient energy distribution to multiple locations from a central energy plant. These piping systems consist of a carrier pipe made of steel, ductile iron, copper or fiberglass; insulation made of mineral wool, calcium silicate or polyurethane foam; and an outer conduit or jacket of steel, fiberglass reinforced polyester resin, polyethylene or PVC. The Company manufactures several types of piping systems using different materials, each designed to withstand certain levels of temperature and pressure.

The Company’s oil and gas flow lines are designed to transport crude oil or natural gas from the well head, either on land or on the ocean floor, to the gathering point. Long lines for oil and mineral transportation are used for solution mining and long line transportation of heated hydrocarbons or other substances. These piping systems consist of a carrier pipe made of steel, usually supplied by the customer; insulation made of polyurethane; jackets made of high density polyurethane, polyethylene or polypropylene and sometimes a steel outer pipe, also usually supplied by the customer.

The Company’s leak detection and location systems consist of a sensor cable attached to a microprocessor, which uses proprietary software. The system sends pulse signals through the sensor cable, which is positioned in the area to be monitored (e.g., along a pipeline in the ground or in a sub floor), and employs a patented digital mapping technique to plot pulse reflections to continuously monitor the sensor cable for anomalies. The system is able to detect one to three feet of wetted cable in a monitored cable string of up to fifteen miles in length and is able to determine the location of the wetted cable within five feet. Once wetted cable is detected, the microprocessor uses the software to indicate the location of the leak. The Company offers a variety of cables specific to different environments. The Company’s leak detection and location systems can sense the difference between water and petroleum products and can detect and locate multiple leaks. With respect to these capabilities, the Company believes that its systems are superior to systems manufactured by other companies. Once in place, the Company’s leak detection and location system can be monitored off-site because the system can communicate with computers through telephone or internet connections. The Company’s leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; and Frankfurt and Hamburg, Germany. They are also used in facilities used for mission-critical operations such as those operated by web hosts, application service providers, internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the above-referenced types of specialty piping systems that manufactures its own leak detection and location systems.

The Company’s piping systems are frequently custom-fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company’s piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company’s piping systems tend to be lower during the winter months, due to weather constraints over much of the country. In the fiscal year ended January 31, 2005, no single customer accounted for more than 10% of the net sales of the Company’s piping systems.

The Company’s leak detection and location systems and its secondary containment piping systems are used primarily by operators of military and commercial airport fueling systems, oil refineries, pharmaceutical companies, chemical companies, and in museums, dry storage areas, and tunnels. They are also used for water detection by internet service providers, application service providers, and web hosts, as well as financial, telecommunication and other electronic service companies. The Company’s district heating and cooling systems are used primarily at prisons, housing developments, military bases, cogeneration plants, hospitals, industrial locations and college campuses. The Company believes many district heating and cooling systems in place are 30 to 50 years old and ready for replacement. Replacement of district heating and cooling systems is often motivated by the increased cost of operating older systems due to leakage and/or heat loss. The primary users of the Company’s insulated flow lines are the major oil companies, gas companies and other providers of mineral resources.

Marketing.   The customer base for the Company’s piping systems products is industrially and geographically diverse. The Company employs a national sales manager and regional sales managers who use and assist a network of approximately 80 independent manufacturers’ representatives, none of whom sells products that are competitive with the Company’s piping systems.

Patents, Trademarks and Approvals.  The Company owns several patents covering the features of its piping and electronic leak detection systems, which expire commencing in 2006. In addition, the Company’s leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communications Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company owns numerous trademarks connected with its piping systems business. In addition to Perma-Pipe®, the Company owns other trademarks for its piping and leak detection systems including the following: Chil-Gard®, Double-Pipe®, Double-Quik®, Escon-A®, Ferro-Shield®, FluidWatch®, Galva-Gard®, Hi Gard®, Poly-Therm®, Pal-AT®, Ric-Wil®, Ric-Wil Dual Gard®, Stereo-Heat®, Safe-T-Gard®, Therm-O-Seal®, Uniline®, LiquidWatch®, TankWatch®, PalCom®, Xtru-therm®, Ultra-Pipe®, PEX-GARD®, and ULTRA-THERM®. The Company also owns United Kingdom trademarks for Poly-Therm®, Perma-Pipe®  and Ric-Wil®, and a Canadian trademark for Ric-Wil®.

Backlog.   As of January 31, 2005, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $18,125,000, substantially all of which is expected to be completed in 2005. As of January 31, 2004, the amount of backlog was $16,635,000.

Raw Materials and Manufacturing.  The basic raw materials used in the production of the Company’s piping systems products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyols, isocyanate, polyester resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes that there are currently adequate supplies or sources of availability of the needed raw materials. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their availability in sufficient quantities to meet our needs. In particular, the price of steel and alloy tube rose rapidly during the early months of 2004.

The sensor cables used in the Company’s leak detection and location systems are manufactured to the Company’s specifications by companies regularly engaged in the business of manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of the leak detection and location system from standard components purchased from many sources. The Company’s proprietary software is installed in the system on a read-only memory chip.

The Company’s manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass-reinforced polyesters and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam and protective jacket application, pipe bending, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company’s inventory includes bulk resins, chemicals and various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation, statistical process control, and nondestructive testing protocols.

Competition.   The piping system products business is highly competitive. The Company believes its competition in the district heating and cooling market consists of two other national companies, Rovanco Piping Systems, Inc. and Thermacor Process, Inc., as well as numerous regional competitors. The Company’s secondary containment piping systems face several competitors including Asahi/America and GF Plastics Systems. The Company’s oil and gas gathering flow lines face worldwide competition, including Bredero-Price, a subsidiary of Shaw Industries, Inc.; CRP of UK; Soctherm of Italy, Soccoreal of Argentina; and Logstor Rohr of Denmark. In addition to factory-fabricated systems of the type sold by the Company, the Company competes with district heating and cooling systems and secondary containment systems manufactured on the job site by contractors and sellers of component parts of systems. Products competitive with the Company’s leak detection and location systems include: (1) cable-based systems manufactured by the TraceTek; by

Raychem, a Division of Tyco Thermal Controls LLC, a subsidiary of Tyco Industries, and by RLE Technologies; (2) linear gaseous detector systems manufactured by Tracer Technologies and Arizona Instrument Corp.; and (3) probe systems manufactured by Veeder Root and Pneumecator, as well as several other competitors that provide probe systems for the service station and hydrocarbon leak detection industries.

The Company believes that quality, service, a comprehensive product line and price are the key competitive factors in the Company’s Piping Systems Business. The Company believes it has a more comprehensive line of piping systems products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing a limited range of products. Some of the Company’s competitors have greater financial resources than the Company.

Government Regulation.  The demand for the Company’s leak detection and location systems and secondary containment piping systems is driven by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of certain fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for Hydrocarbon Airborne Particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes they may increase the demand for its piping systems products.

Industrial Process Cooling Equipment Business

Products and Services.  The Company engineers, designs, manufactures and sells coolers for industrial purposes. The Company’s cooling products include: (i) chillers (portable and central); (ii) cooling towers; (iii) plant circulating assemblies; (iv) hot water, hot oil, and negative pressure temperature controllers; (v) water treatment equipment; (vi) specialty cooling devices for printing presses and ink management; and (vii) replacement parts and various accessories relating to the foregoing products. The Company’s cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The Company combines chillers and/or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems and their computerized controls according to customer specifications.

The principal markets for the Company’s cooling products are thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and machine tool industries.

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

The Company believes it manufactures the most complete line of chillers available in its primary markets. The Company’s line of portable chillers is available from ½ horsepower to 40 horsepower. It incorporates a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price.

Central chillers are used for plant-wide cooling and, while some models incorporate their own pump and tank, most are sold with separate pumping systems that are usually attached to reservoirs. These chillers are distinguished by the manner in which the compressor (refrigerant pump) and the evaporator (heat exchanger water-to-refrigerant) are used in the chiller. These chillers also use unique programmed logic controllers capable of handling either the chillers only or they can be programmed to handle the entire plant cooling system based on customer-plant demand. The Company believes that the ability to offer these chiller systems provides it with a unique, total cooling approach concept sales advantage. The Company’s central chillers are available from 20 horsepower to 400 horsepower.

Cooling Towers.  A cooling tower is essentially a cabinet with heat transfer fill media in which water flows down across the fill while air is pulled up through the fill. Cooling takes place by evaporation. Cooling towers are located outdoors and are designed to provide water at a temperature of approximately 85 ° F to remove heat from water-cooled chillers, air compressors, hydraulic oil heat exchangers and other processes that can effectively be cooled in this manner.

The Company markets two lines of cooling towers. The fiberglass tower line was introduced in 1984 and at the time was the first fiberglass cooling tower line to be sold in the United States. The cabinets for these towers are imported from China and are available in sizes ranging from 22 to 120 tons. (One tower ton equals 15,000 BTU’s/hour of heat removal.) The FC fiberglass tower line is designed and engineered by the Company and is manufactured in the U.S.A. The FC line is available from 100 to 240 tons.

Plant Circulating Systems. The Company manufactures and markets a variety of tanks in various sizes with pumps and piping arrangements that use alarms and other electrical options. Thus, the Company can provide a plant circulating system which is unique and customized to meet the individual customer’s needs. These plant circulating systems are used as an integral part of central tower and chiller systems. These tanks are available in milled steel, stainless steel, fiberglass reinforced polyester and polyethylene.

Temperature Control Units. Most of the Company’s temperature control units are used by injection molders of plastic parts and by printing companies. They are designed to remove heat from the molds for the purpose of improving part quality. More than 90% of the temperature control units sold in the industry are water units, while the remaining units use oil as the heat transfer medium. Boe-Therm A/S (“Boe-Therm”), a wholly-owned Danish subsidiary of the Company, manufactures a line of temperature control units, including oil units and negative pressure units. The Company markets Boe-Therm’s oil and negative pressure units under Boe-Therm’s name.

Water Treatment Equipment and Accessories. Sold as an accessory to cooling tower systems, water treatment equipment must be used to protect the equipment that is being cooled. The Company sells units manufactured to its specifications by a supplier that provides all the equipment and chemicals needed to properly treat the water. While a relatively small part of the Company’s business, this arrangement allows the Company to offer a complete system to its cooling products customers. In addition, the Company provides other items to complement a system, principally heat exchangers, special valves, and “radiator type” coolers. These items are purchased from suppliers and usually drop-shipped directly to customers.

Products for the Printing Industry. These products are sold specifically for the proper temperature control and distribution of the ink and cooling solutions used by printing companies. These include printers of large newspapers, magazines, forms, etc.

Parts.  The Company strives to fill parts orders within 24 hours and sells parts at competitive margins in order to serve existing customers and to enhance new equipment sales.

Marketing.   In general, the Company sells its cooling products in the domestic and international thermoplastics and printing markets as well as to manufacturers of digital video discs (“DVDs”) and other non-plastics industries that require specialized heat transfer equipment.

Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business.

There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences cyclical economic activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that it will be able to maintain current market share, with potential to increase its market share through product development. The Company’s cooling products are sold through independent manufacturers’ representatives on an exclusive-territory basis. Twenty agencies are responsible for covering the United States and are supported by four regional managers employed by the Company.

Sales of the Company’s cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. The Company believes that it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes that they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers’ representatives, distributors and consultants managed by regional managers, reporting to a

National Sales and Marketing Manager.

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

Trademarks.   The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog.   As of January 31, 2005, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $5,321,000, substantially all of which is expected to be completed in 2005. As of January 31, 2004, the amount of backlog was $3,825,000.

Raw Materials and Manufacturing.  The Company uses prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. The production line is self-contained to reduce handling required to assemble, wire, test, and crate the units for shipment.

FT towers up to 120 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. FT cooling towers are manufactured using fiberglass and hardware components purchased from a Chinese manufacturer, which is the Company’s sole source for such products. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time.

The Company believes that its access to sheet metal, subassemblies, fiberglass and hardware components is adequate.

The FC towers are designed and engineered by the Company. Two different cabinet sizes of the FC tower account for eight different model variations. All FC cooling towers are assembled at the Company’s Niles facility.

The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers’ specifications. Electrical control boxes assembled in the electrical panel shop are then added to the tank and hardwired to all electrical components. The interior of the steel tanks are coated with an immersion service epoxy and the exterior is painted in a spray booth. The Company also sells a fiberglass tank for nonferrous applications.

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

Competition.   The Company believes that there are about 15 competitors selling cooling equipment in the domestic plastics market. The Company further believes that three manufacturers, including the Company, account for approximately 50% of the domestic plastics cooling equipment market. Many international customers, with relatively small cooling needs, are able to purchase small refrigeration units (portable chillers) that are manufactured in their respective local markets at prices below that which the Company can offer due to issues such as freight cost and customs duties. However, such local manufacturers often lack the technology and products needed for plant-wide cooling systems. The Company believes that its reputation for producing quality plant-wide cooling products results in a significant portion of the Company’s business in this area.

The Company believes that quality, service, a comprehensive product line and price are the key competitive factors in its Industrial Process Cooling Equipment Business. The Company believes that it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing in non-union shops and offering a limited range of products. Some of the Company’s competitors may have greater financial resources than the Company.

Government Regulation.  The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company’s competitive position. Management is not aware of the need for any material capital expenditures for environmental control facilities for the foreseeable future. Regulations, promulgated under the Federal Clean Air Act, prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Federal Clean Air Act and related laws on the Company.

Employees

As of March 31, 2005, the Company had 728 full-time employees, 77 of whom were engaged in sales and marketing, 186 of whom were engaged in management, engineering and administration, and 465 were engaged in production. Hourly production employees of the Company’s Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2006. Most of the production employees of the Company’s Industrial Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States (UAJAPPI) and the International Brotherhood of Electrical Workers Union (IBEW). The collective bargaining agreement for UAJAPPI is scheduled to expire on June 1, 2005, and the IBEW agreement expires on May 31, 2005, with both agreements thereafter continuing to be in effect for yearly periods unless amended or terminated in writing. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee, with the Metal Trades Division of UAJAPPI expires in March 2007.

Executive Officers of the Registrant

The following table set forth information regarding the officers of the Company as of March 31, 2005:

Name	Offices and Positions, if any, held with the Company; Age	Executive Officer of the Company or its Predecessor since

David Unger	Director, Chairman of the Board, and Chief Executive	1972
	Officer of the Company; Age 70

Henry M. Mautner	Director and Vice Chairman of the Board of the	1972
	Company; Age 78

Bradley E. Mautner	Director, President and Chief Operating Officer of	1994
	the Company; Age 49

Gene K. Ogilvie	Vice President; Age 65	1969

Fati A. Elgendy	Vice President; Age 56	1990

Don Gruenberg	Vice President; Age 62	1980

Michael D. Bennett	Vice President, Chief Financial Officer,	1989
	Secretary and Treasurer; Age 60

Thomas A. Benson	Vice President; Age 51	1988

Billy E. Ervin	Vice President; Age 59	1986

Robert A. Maffei	Vice President; Age 56	1987

Herbert J. Sturm	Vice President; Age 54	1977

All of the officers serve at the discretion of the Board of Directors.

David Unger has been employed by the Company and its predecessors in various executive and administrative capacities since 1958, served as President of Midwesco, Inc. (“Midwesco”) from 1972 through January 1994, and was Vice President from February 1994 through December 1996. He was also a director of Midwesco from 1972 through

December 1996 and served that company in various executive and administrative capacities from 1958 until the consummation of the merger of Midwesco into the Company in December 1996 (the “Merger”). He became a director and Vice President of the company formed to succeed to the non-Thermal Care business of Midwesco (“New Midwesco”). He is the Company’s Chairman of the Board of Directors and Chief Executive Officer.

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

Bradley E. Mautner has been employed by the Company and its predecessors in various executive and administrative capacities since 1978, has served as President and Chief Operating Officer since December 2004, was Executive Vice President from December 2002 to December 2004, was Vice President of the Company from December 1996 through December 2002 and has been a director of the Company since 1995. From 1994 to the consummation of the Merger, he served as President of Midwesco and since December 30, 1996 he has served as President of New Midwesco. In addition, since February 1996, he has served as the Chief Executive Officer of Midwesco Services, Inc. (“Midwesco Services”) which was 50% owned by New Midwesco until May 19, 2000, at which time it became a wholly-owned subsidiary of New Midwesco. On November 17, 2000, Midwesco Services was merged into New Midwesco (“Midwesco Services Merger”). From February 1988 to January 1996, he served as the President of Mid Res Inc. (predecessor to Midwesco Services). Bradley E. Mautner is the son of Henry M. Mautner.

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

Item 2.  PROPERTIES

The Company’s Filtration Products Business has three production facilities located in Winchester, Virginia and Cicero, Illinois and Nakskov, Denmark, and it owns the land and buildings for each of these facilities. The Midwesco Filter facility has a total area of 97,500 square feet and is located on 5 acres in Winchester, Virginia. The building occupied by Company subsidiary TDC Filter Manufacturing has a total area of 130,700 square feet and is located on 2.75 acres in Cicero, Illinois. The building occupied by Nordic has a total area of 48,900 square feet on a 3.5-acre site in Nakskov, Denmark, with construction of a new 20,900 square foot addition to be completed in 2005.

On June 17, 2004, Midwesco Filter sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The mortgage of $1,088,000 was paid at the closing. The Company is leasing from the buyer approximately 12,000 square feet of office space in the building. This transaction did not materially affect the earnings of the Company.

The production facilities for the Company’s piping systems products are located in Lebanon, Tennessee and New Iberia, Louisiana. The Lebanon facility is located on approximately 24 acres and is housed in five buildings totaling 152,000 square feet, which contain manufacturing, warehouse and office facilities, as well as a quality assurance laboratory. The Company owns the buildings and the land for the Tennessee facility. The New Iberia production facility is comprised of two buildings with a total area of 12,000 square feet, which contain automated manufacturing and warehouse facilities. In September 2000, the Company purchased the buildings and signed a long-term lease for the land, which lease expires in 2017.

The Company’s principal executive offices and the production facilities for the Company’s Industrial Process Cooling Equipment Business are located in a 131,000 square foot building on 8.1 acres in Niles, Illinois owned by the Company. The Industrial Process Cooling Equipment Business uses approximately 88,000 square feet of this facility for production and offices. The Industrial Process Cooling Equipment Business also owns a 20,000 square foot manufacturing and office facility in Assens, Denmark, which was purchased as part of the Boe-Therm acquisition in June 1998.

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

Item 3.  LEGAL PROCEEDINGS

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s fiscal year ends on January 31. Years described as 2004, 2003 and 2002 are the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Balances described as balances as of 2004 and 2003 are balances as of January 31, 2005 and 2004, respectively.

The Company’s Common Stock is traded on the Nasdaq National Stock Market under the symbol “MFRI.” The following table sets forth, for the periods indicated, the high and low sale prices as reported by the Nasdaq National Market for 2004 and for 2005.

2003	High	Low

First Quarter	$1.84	$1.65
Second Quarter	1.95	1.67
Third Quarter	2.68	1.91
Fourth Quarter	2.86	2.31

2004	High	Low

First Quarter	$2.87	$2.50
Second Quarter	3.39	2.99
Third Quarter	6.67	3.28
Fourth Quarter	11.20	5.85

As of April 15, 2005, there were approximately 100 stockholders of record.

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company’s line of credit agreement and note agreements contain certain restrictions on the payment of dividends.

Neither the Company nor any “affiliated purchaser” as defined in Rule 10b-18 purchased any shares of the Company’s Common Stock during the period covered by this report. The Company has not made any sale of unregistered securities during the preceding three years.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2004, 2003, 2002, 2001, and 2000 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

	2004	2003	2002	2001	2000
(In thousands, except per share information)	Fiscal Year ended January 31,

	2005	2004	2003	2002	2001

Statements of Operations Data:
Net sales	$145,096	$120,889	$122,897	$125,534	$149,533
Income (loss) from operations	5,177	(721)	914	2,172	4,920
Income (loss) before extraordinary items and cumulative effect of accounting change	2,813	(1,097)	(824)	(374)	1,126
Net income (loss)	2,813	(1,097)	(11,528)	(374)	1,126
Net income (loss) per share – basic	0.56	(0.22)	(2.34)	(0.08)	0.23
Net income (loss) per share – diluted	0.54	(0.22)	(2.34)	(0.08)	0.23

	As of January 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Total assets	$85,516	$78,927	$78,976	$92,529	$104,785
Long-term debt (excluding capital leases), less current portion	26,190	16,653	18,983	20,883	36,073
Capitalized leases, less current portion	15	8	66	217	348
12

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other information contained elsewhere in this annual report, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “continue,” “remains,” “intend,” “aim,” “should,” “prospects,” “could,” “future,” “potential,” “believes,” “plans,” “likely” and “probable” or the negative thereof or other variations thereon or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. The se statements should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

MFRI, Inc.

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

2004 Compared to 2003

Net sales of $145,096,000 in 2004 increased 20.0% from $120,889,000 in 2003. Sales increased in all business segments. Gross profit of $31,128,000 in 2004 increased 26.5% from $24,598,000 in 2003. Gross margin increased to 21.5% of net sales in 2004 from 20.3% in 2003. (See discussion of each business segment below.)

Selling, general and administrative expenses increased 2.0% to $25,951,000 in 2004 from $25,319,000 in 2003. (See discussion of each business segment below.)

Net income rose to $2,813,000 or $0.56 per common share (basic), compared with a loss of $1,097,000 or $0.22 per common share in 2003. The increase in net income was due to increased revenue and increased gross profit.

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

Selling, general and administrative expenses decreased 2.7% to $25,319,000 in 2003 from $26,026,000 in 2002. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled, a warranty claim that has been settled, higher data processing expenses and recognition of uncollectible receivables. Additionally, cost-reduction measures implemented in 2003 have led to reductions in general and administrative expense. (See discussion of each business segment below.)

Loss before extraordinary items and cumulative effect of an accounting change was $1,097,000 or $0.22 per common share, compared with a loss of $824,000 or $0.17 per common share in 2002. This loss was due to decreased sales and decreased gross profit.

Filtration Products Business

The Company’s Filtration Products Business is characterized by a large number of relatively small orders and a limited number of large orders, typically from electric utilities and original equipment manufacturers. In 2004, the average order amount was approximately $3,540. The timing of large orders can have a material effect on the comparison of net sales and gross profit from period to period. Large orders generally are highly competitive and result in a lower gross margin. In 2004, 2003 and 2002, no customer accounted for 10% or more of the net sales of the Company’s filtration products and services.

The Company’s Filtration Products Business is primarily dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurances as to what ultimate effect, if any, the Clean Air Act Amendments will have on the Company’s Filtration Products Business, the Company believes that the Clean Air Act Amendments are likely to have a long-term positive effect on demand for the Company’s filtration products and services.

Filtration Products Business
(In thousands)				% Increase (Decrease)

	2004	2003	2002	2004	2003

Net sales	$61,740	$54,872	$53,174	12.5%	3.2%

Gross profit	12,320	9,782	9,498	25.9%	3.0%
As a percentage of net sales	20.0%	17.8%	17.9%

Income from operations	3,539	1,145	400	209.1%	186.3%
As a percentage of net sales	5.7%	2.1%	0.8%

2004 Compared to 2003

Net sales increased 12.5% to $61,740,000 in 2004 from $54,872,000 in 2003. This increase was the result of increased sales of all product lines. This increase was primarily due to a better economic environment including improved conditions in the domestic steel industry.

Gross profit as a percent of net sales increased to 20.0% in 2004 from 17.8% in 2003, primarily as a result of improved manufacturing efficiency on higher unit volume and a favorable product mix.

Selling expense increased to $5,644,000 or 9.1% of net sales in 2004 from $5,531,000 or 10.1% of net sales in 2003. The increase primarily resulted from increased selling expense in pleated element product line.

General and administrative expenses decreased by 0.6% of sales to $3,137,000 or 5.1% of net sales in 2004 from $3,106,000 or 5.7% of net sales in 2003. This dollar increase was primarily due to increased professional services expenses.

2003 Compared to 2002

Net sales increased 3.2% to $54,872,000 in 2003 from $53,174,000 in 2002. This increase was the result of increased sales of pleated filter elements, which are partially offset by lower filter bag sales.

Gross profit as a percent of net sales decreased to 17.8% in 2003 from 17.9% in 2002, primarily as a result of product mix and competitive pricing pressures in the marketplace.

Selling expense decreased to $5,531,000 or 10.1% of net sales in 2003 from $5,598,000 or 10.5% of net sales in 2002. The decrease was primarily a result of staff reductions.

General and administrative expenses decreased to $3,106,000 or 5.7% of net sales in 2003 from $3,500,000 or 6.6% of net sales in 2002. The prior-year period included significant legal expense associated with a patent-infringement suit that has been settled, a warranty claim that has been settled, higher data processing expenses and recognition of uncollectible receivables. Additionally, cost-reduction measures implemented in 2003 have led to reductions in current general and administrative expense.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

Generally, the Company’s leak detection and location systems have higher profit margins than its DHC piping systems and secondary containment piping systems. The Company has benefited from continuing efforts to have its leak detection and location systems included as part of the customers’ original specifications for construction projects.

Although demand for the Company’s secondary containment piping systems is generally affected by the customer’s need to comply with governmental regulations, purchases of such products at times have been delayed by customers due to adverse economic factors. In 2004, 2003 and 2002, no customer accounted for 10% or more of net sales of the Company’s Piping Systems Business.

The Company’s Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 2004 was approximately $45,000. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company’s piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company.

Piping Systems Business

(In thousands)				% Increase (Decrease)

	2004	2003	2002	2004	2003

Net sales	$54,053	$40,523	$44,037	33.4%	(8.0%)

Gross profit	10,284	7,516	10,187	36.8%	(26.2%)
As a percentage of net sales	19.0%	18.5%	23.1%

Income from operations	5,405	2,281	4,321	137.0%	(47.2%)
As a percentage of net sales	10.0%	5.6%	9.8%

2004 Compared to 2003

Net sales increased 33.4% to $54,053,000 in 2004 from $40,523,000 in 2003. This increase was primarily due to some recovery from the weak economy in both the private and public sectors and to a single large international sale.

Gross profit as a percent of net sales increased to 19.0% in 2004 from 18.5% in 2003, mainly due to product mix and increased volume.

Selling expense decreased to $1,209,000 or 2.2% of net sales in 2004 from $1,250,000 or 3.1% of net sales in 2003. The decrease was primarily due to one less sales employee.

General and administrative expense decreased to $3,670,000 or 6.8% of net sales in 2004 from $3,985,000 or 9.8% of net sales in 2003. The decrease was primarily due to a 2003 legal settlement of $510,000 and legal fees associated with that settlement.

2003 Compared to 2002

Net sales decreased 8% to $40,523,000 in 2003 from $44,037,000 in 2002. This decrease was primarily due to lower sales in product lines that are mainly dependent on state and federal government spending.

Gross profit as a percent of net sales decreased to 18.5% in 2003 from 23.1% in 2002, mainly due to accepting lower margin jobs to maintain work levels.

Selling expense decreased to $1,250,000 or 3.1% of net sales in 2003 from $1,430,000 or 3.2% of net sales in 2002. The decrease was primarily due to reduced commissions due to lower sales.

General and administrative expense decreased to $3,985,000 or 9.8% of net sales in 2003 from $4,435,000 or 10.1% of net sales in 2002. A settlement of $510,000 and $360,000 in related legal fees were incurred in 2003. This was offset by lower MIS expenses, currency exchange gains from the collection of Canadian Dollar accounts receivable, lower management incentive expenses, and reduced salaries charged to general and administrative expense.

Industrial Process Cooling Equipment Business

The Company’s Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 2004, the average order amount was approximately $2,200. In 2004, 2003 and in 2002, no customer accounted for 10% or more of net sales of the Cooling Equipment Business.

Industrial Process Cooling Equipment Business
(In thousands)				% Increase (Decrease)

	2004	2003	2002	2004	2003

Net sales	$29,303	$25,494	$25,686	14.9%	(0.7%)

Gross profit	8,524	7,300	7,255	16.8%	0.6%
As a percentage of net sales	29.1%	28.6%	28.2%

Income from operations	1,570	738	702	112.7%	5.1%
As a percentage of net sales	5.4%	2.9%	2.7%

2004 Compared to 2003

Net sales increased 14.9% to $29,303,000 in 2004 from $25,494,000 in 2003 mainly due to some recovery from the weak economy. Sales increased in both the domestic and international markets.

Gross profit as a percentage of net sales increased to 29.1% in 2004 from 28.6% in 2003, primarily due improved pricing and production efficiencies

As a percentage of sales, selling expense decreased 0.8% to $3,624,000 or 12.4% of net sales in 2004 from $3,361,000 or 13.2% of net sales in 2003. The dollar increase was primarily due to the higher commissions associated with increased sales.

General and administrative expense decreased 1.2% of sales to $3,330,000 or 11.4% of net sales in 2004 from $3,201,000 or 12.6% of net sales in 2003. The dollar increase was primarily due to higher costs for the international operation resulting from additional headcount and increased product development costs.

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

Selling expense decreased to $3,361,000 or 13.2% of net sales in 2003 from $3,418,000 or 13.3% in 2002. This decrease was primarily due to increased sales to direct manufacturers, which resulted in lower selling expenses, partially offset by the additional sales employees associated with the July 2002 purchase of a business (by acquiring specified assets and assuming specified liabilities).

General and administrative expense increased to $3,201,000 or 12.6% of net sales in 2003 from $3,136,000 or 12.2% of net sales in the prior year. The dollar increase was due to additional employees and certification expenses for the ISO partially offset by elimination of expenses associated with the prior-year completion of a new ERP business applications software.

General Corporate Expense

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

2004 Compared to 2003

General and administrative expense increased 9.2% from $4,886,000 in 2003 to $5,337,000 in 2004, and decreased as a percentage of consolidated net sales from 4.0% in 2003 to 3.7% in 2004. The dollar increase was mainly due to management incentive compensation earned and building repairs and maintenance costs.

Interest expense decreased 17.2% to $1,658,000 in 2004 from $2,003,000 in 2003. The decrease was primarily due to lower interest expense due to the sale of a building in Winchester, Virginia in June 2004, and to lower floating interest rates in 2004. Interest income on federal tax refunds and a long-term distribution gain were received in 2004.

2003 Compared to 2002

General and administrative expense increased 8.4% from $4,509,000 in 2002 to $4,886,000 in 2003, and increased as a percentage of net sales from 3.7% in 2002 to 4.0% in 2003. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 recorded in the quarter ended July 31, 2002 to an operating expense in the current year’s presentation of prior-year financial information. The increase in 2003 was mainly due to increased salaries due to filled positions that were vacant in the prior-year, partially offset by reduced expenses for temporary help, increased costs related to maintenance of director and officer insurance, increased loan amortization expense due to debt restructuring in July 2002 and amendments thereafter, and increased utilities costs.

Interest expense decreased 4.9% from $2,107,000 in 2002 to $2,003,000 in 2003. The decrease was primarily due to reduced interest rates from the July 2002 debt restructuring.

Income Taxes

The effective income tax expense (benefit) rates were 24.9%, (50.8%) and (27.5%) in 2004, 2003 and 2002, respectively. The differences between the effective income tax rate and the U.S. Statutory tax rate for 2004 and 2003 were:

	2004	2003

Statutory tax rate	34.0%	(34.0%)
State taxes, net of federal benefit	4.2%	(5.4%)
Differences in foreign tax rate	(1.6%)	(7.6%)
All other, net	(11.7%)	(3.8%)

Effective tax rate	24.9%	(50.8%)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2005 were $723,000 as compared to $154,000 at January 31, 2004. The Company generated $249,000 from operations in 2004. Operating cash flows decreased by $6,542,000 from 2003. The $1,804,000 proceeds from the sale of property, plant and equipment mainly resulted from the sale of a building and land to a third party in June 2004. A cash distribution of $50,000 in June 2004 was received from the Company’s investment in a joint venture. These cash flows were used to support $1,755,000 in capital spending.

Trade receivables increased $4,287,000 and inventories increased $2,659,000 in 2004 due to increased sales. Prepaid expenses and other current assets increased $1,594,000 in 2004 due to an increase in deferred tax assets and an insurance premium being paid in January 2005. Other operating assets and liabilities decreased $1,028,000 in 2004. Net cash provided by operating activities in 2003 was $6,791,000, which resulted mainly from earnings from operations, decreases in inventory, decreases in prepaid expenses, decreases in other current assets, and increases in accounts payable, partially offset by an increase in other assets and liabilities. Net cash provided by operating activities was $2,833,000 in 2002, mainly from earnings from operations, decreases in accounts receivable, decreases in prepaid expenses, and decreases in other current assets, partially offset by an increase in other assets and liabilities and a decrease in accounts payable.

Net cash from investing activities in 2004 was $99,000 and net cash used for investing activities in 2003 was $3,199,000. From 2003 to 2004, proceeds from the sale of property and equipment increased $1,328,000. On June 17, 2004, the Company sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The Company is leasing from the Buyer approximately 12,000 square feet of office space in the building. This transaction did not materially affect the earnings of the Company. 2004 capital expenditures decreased to $1,755,000 from $4,102,000 in 2003. The capital expenditures related to new ERP business applications software and to equipment purchases. In 2003, capital additions of $2,042,000 related to the Company’s construction of a new building for one of its foreign subsidiaries, $281,000 related to new ERP business applications software, and the remainder related to equipment purchases.

The Company estimates that capital expenditures for 2005 will be approximately $2,264,000. The Filtration Products Business in Nakskov, Denmark, has begun construction of a new 20,900 square foot addition which will be completed in 2005. Nordic is awaiting final execution of financing. Other capital expenditures primarily will relate to machinery and equipment, building and leasehold improvements, and computer hardware and software purchases. The Company may finance capital expenditures through internally generated funds or its revolving line of credit.

Debt totaled $27,539,000, down $986,000 since the beginning of 2004. Net cash inflows from financing activity were $303,000, consisting of $1,476,000 from stock options exercised offset by $1,130,000 net payments on debt obligations and $43,000 used for payments on capitalized lease obligations. In 2003, the Company paid a net $3,458,000 of debt obligations and utilized $141,000 to pay capitalized lease obligations.

The following table summarizes the Company’s estimated contractual obligations at January 31, 2005. Payment Due by:

Contractual Obligations	Total	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter

Mortgages	$9,161,300	$534,600	$536,000	$569,700	$1,693,300	$602,400	$5,225,300
Senior Debt	3,125,000	750,000	750,000	1,625,000	—	—	—
IRB Payable	3,150,000	—	—	3,150,000	—	—	—
Term Loans	32,600	32,600

Subtotals (1)	15,468,900	1,317,200	1,286,000	5,344,700	1,693,300	602,400	5,225,300
Capitalized Lease Obligations	31,500	16,300	5,800	3,900	3,900	1,600	—
Operating Lease Obligations	1,951,300	478,700	455,600	360,600	272,100	40,800	343,500
Purchase Commitments (2)	10,716,100	10,432,000	217,500	52,800	13,800

Totals	$28,167,800	$12,244,200	$1,964,900	$5,762,000	$1,983,100	$644,800	$5,568,800

(1)	Scheduled maturities, excluding the revolving lines of credit of $12,038,000.

(2)	Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Other long term liabilities of $2,748,000 was composed of accrued pension cost and deferred compensation.

The Company’s working capital was approximately $26,332,000 at January 31, 2005 compared to approximately $8,759,000 at January 31, 2004. This increase was partially due to the change in the classification of the revolver debt. At January 31, 2004 the revolver of $7,229,000 was classified as current. On March 28, 2005 the Company amended this loan agreement for its revolving line of credit in order to, among other things, classify the revolving debt as long-term pursuant to Emerging Issues Task Force 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (EITF 95-22), which had previously required the Company to classify such borrowings as current maturities of long-term debt. Accordingly, at January 31, 2005 borrowings under the Loan Agreement and those that were refinanced under the Amendment are classified as long-term debt.

The Company’s current ratio was 2.0 to 1 and 1.3 to 1 at January 31, 2005 and January 31, 2004, respectively. Debt to total capitalization at January 31, 2005 decreased to 46.8% from 51.5% at January 31, 2004.

The Company has no off-balance sheet arrangements requiring disclosure.

Financing

At January 31, 2005, the Company was in compliance with all terms and covenants of all loans.

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors (“Note Purchase Agreements”). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 (“Prior Term Loans”). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution (described below) to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements were 12% per annum if the outstanding principal was greater than $5,000,000 or 10% per annum if the outstanding principal was $5,000,000 or less. The Company was scheduled to pay $188,000 in aggregate principal on the last days of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company was scheduled to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement (defined below) and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such a prepayment on July 31, 2002. As is described below, the $3,125,000 balance remaining under the Note Purchase Agreement at March 28, 2005 was repaid in full on that date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan

Agreement”).  Under the terms of the Loan Agreement, which matures on November 30, 2007, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2005, the prime rate was 5.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2005 was 4.99%. As of January 31, 2005, the Company had borrowed $11,370,000 and had $2,182,000 available to it under the revolving line of credit. In addition, $4,727,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2005, the amount of restricted cash was $973,000. Cash required for operations is provided by draw-downs on the line of credit.

On March 28, 2005, the Company’s Loan Agreement was amended to (1) add a term loan of $4,300,000 (“Term Loan”) and (2) amend certain covenants (the “Amendment”). The total that can be borrowed under the Loan Agreement is unchanged at $27,000,000, subject to borrowing base and other requirements. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At March 28, 2005 the prime rate was 5.75% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.5 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

The proceeds of the Term Loan were used to repay the outstanding balance due under the Company’s Note Purchase Agreements ($3,125,000), which have now been cancelled and to reduce the Company’s revolving debt under the Loan Agreement ($1,175,000). Interest rates under the Note Purchase Agreements had been 10% per annum.

On January 29, 2003, the Company obtained a loan from a Danish bank to construct a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1% with quarterly payments of $19,000 for both principal and interest.

On April 26, 2002, Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the bank which was the lender under the Company’s revolving line of credit at that time. On June 17, 2004, Midwesco Filter sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The mortgage of $1,088,000 was paid at the closing and has been cancelled. The note on the remainder property bears interest at 7.10% with a monthly payment of $23,616 for both principal and interest, and the note’s amortization schedule and term are ten years.

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

On June 1, 1998, the Company obtained a loan in the amount of 4,500,000 DKK (approximately $650,000 at the
20

prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the acquisition of Boe-Therm A/S (“Boe-Therm”). It is secured by the land and building of Boe-Therm, bears interest at 6.48% and has a term of twenty years. Another loan in the amount of 850,000 DKK (approximately $134,000 at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at 6.1% and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

On October 18, 1995, Perma-Pipe in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. The bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates 4.5% per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company’s fiscal quarter ended October 31, 1998. On November 1, 1999, the Company used $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

On September 14, 1995, Midwesco Filter Resources, Inc. in Winchester, Virginia received $2,050,000 of proceeds from Industrial Revenue Bonds, which were to mature on August 1, 2007. These bonds had been fully secured by bank letters of credit. As a result of the sale of land and a building on June 17, 2004, the Company redeemed the bonds in September 2004.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2005, borrowings under these credit arrangements totaled $668,000; an additional $1,117,000 remained unused.

CRITICAL ACCOUNTING POLICIES

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has accounting policies which it believes are important to the Company’s financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. These critical accounting policies include revenue recognition, realizability of inventories, collectibility of accounts receivable, depreciation of plant and equipment, and income taxes.  The Company believes that the above critical policies have resulted in past actual results approximating the estimated amounts in those areas.

Percentage of Completion Method Revenue Recognition:  Perma-Pipe recognizes revenues on contracts under the “percentage of completion” method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Revenue Recognition:  All subsidiaries of the Company other than Perma-Pipe recognize revenues at the date of shipment.

Inventories:   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories.

Goodwill and other intangible assets with indefinite lives:  Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized through 2001 on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the years ended January 31, 2005, 2004, and 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment upon adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company’s initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company’s annual impairment test at February 1, 2004 did not result in an impairment. Goodwill was $2,616,000 and $2,549,000 at January 31, 2005 and January 31, 2004, respectively. As of January 31, 2005 and 2004, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of January 31, 2005 and 2004 $1,516,000 and $1,449,000, respectively, was allocated to the Filtration Products segment. The change in goodwill of the Filtration Products segment was due to foreign currency translation.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company is required to adopt SFAS 123R in the fourth quarter of 2005. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized as an expense in financial statements over the period during which an employee is required to provide service. If SFAS 123R had been in effect in 2004, the Company’s net income per diluted share would have been lower by 4 cents. If the Company continues to issue the same type and amount of equity compensation, the Company anticipates the future impact to be comparable.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of February 1, 2006 for the Company) and are to be applied prospectively. The Company does not expect adoption of SFAS No. 151 to have a material effect on its results of operations or financial position.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R was effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company’s financial statements, however, required disclosures have been reflected in the current financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain financial instruments with characteristics of both liabilities and equity,” effective in June 2003. SFAS No. 150 requires an issuer to classify, as liabilities, any financial instruments that fall within the scope of this pronouncement. Adoption of SFAS 150 did not have a material effect on the results of operations, financial condition, or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” parts of which apply to existing contracts, but which was generally effective for contracts entered into after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an

Interpretation of ARB No. 51,” which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and was effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2005.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement was effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in 2002 to an operating expense.

Item 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company has used foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2005, 2004 and 2003.

The changeover from national currencies to the Euro began on January 1, 2002 and it has not materially affected the Company’s foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys (e.g., steel) which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the three years in the period ended as of January 31, 2005, January 31, 2004 and January 31, 2003 and the notes thereto are set forth elsewhere herein.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH
                                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2004, the Company filed a current report on Form 8-K relating to the Company’s engagement of Grant Thornton LLP as the Company’s new independent auditors effective December 2, 2004. On December 20, 2004, the Company filed a current report on Form 8-K relating to the Company’s dismissal of Deloitte & Touche LLP as the Company’s independent auditors for its fiscal year ended January 31, 2005. During the Company’s two most recent fiscal years ended January 31, 2004 and the subsequent interim period through October 31, 2004, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports.

Item 9A.                 CONTROLS AND PROCEDURES

Disclosures Control and Procedures

As of January 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2005, such disclosure controls and procedures were not entirely effective as they relate to inventory for the Company’s subsidiany, Midwesco Filter. Due to this material weakness, the Company, in preparing its consolidated financial statements as of and for the year ended January 31, 2005, performed additional procedures relating to inventory to enable it to conclude that the consolidated financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

In conjunction with the implementation of a new ERP system in December 2004 the Company recorded the value of its Midwesco Filter inventory based on standard, rather than actual costs. The new system has a feature which permits the Company to compare its standard costs to the most recent average actual purchase costs to evaluate the reasonableness of its standard costs; however, as of January 31, 2005, the Company did not have steps in place as part of its routine monthly closing process to make this comparison. Audit testing of actual costs using the average cost method revealed a difference between standard and actual costs. These differences were not identified by the Company, and without the discovery of the differences through the audit process, would have gone undetected. The existence of this material weakness created more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected prior to its correction as set forth below.

Changes in Internal Controls

Since January 31, 2005, the Company has undertaken the following measures to remediate the material weakness in internal control over inventory discussed above:

The Midwesco Filter accounting department has implemented a monthly procedure to calculate and record a reserve for adjustment from standard to actual inventory valuation.

Other than the change discussed above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

Item 9B.                 OTHER INFORMATION

None.

                                                                                                PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption “Nominees for Election as Directors” and the textual paragraphs following the aforesaid table and the information contained under the captions “Board of Director Meetings and Committees” and “Section 16(a) Benefical Ownership Reporting Compliance” in the Company’s proxy statement for the 2005 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption “Executive Officers of the Registrant.”

Item 11.                 EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in the Company’s proxy statement for the 2005 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to the information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Company’s proxy statement for the 2005 annual meeting of stockholders.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption “Certain Transactions” in the Company’s proxy statement for the 2005 annual meeting of stockholders.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the independence of the Company’s public accountants and the fees paid to such accountants is incorporated herein by reference to the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2005 annual meeting of stockholders.

                                                                                                PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	List of documents filed as part of this report:

(1) Financial Statements - Consolidated Financial Statements of the Company Refer to Part II, Item 8 of this report.

(2) Financial Statement Schedules Schedule II – Valuation and Qualifying Accounts

b.	Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.

c.	The response to this portion of Item 15 is submitted under 15a(2) above.
25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MFRI, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of MFRI, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries as of January 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/GRANT THORNTON LLP

Chicago, Illinois
April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MFRI, Inc. and subsidiaries
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of MFRI, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries at January 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective February 1, 2002, MFRI, Inc. changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Chicago, Illinois
May 14, 2004

MFRI, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands except per share information)

	2004	2003	2002

	Fiscal Year Ended January 31,
	2005	2004	2003

Net sales	$145,096	$120,889	$122,897

Cost of sales	113,968	96,291	95,957

Gross profit	31,128	24,598	26,940

Operating expenses:
Selling expense	10,477	10,141	10,446
General and administrative expense	15,474	15,178	15,580

Total operating expenses	25,951	25,319	26,026

Income (loss) from operations	5,177	(721)	914
Income from Joint Venture	225	492	57
Interest expense – net	1,658	2,003	2,107

Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	3,744	(2,232)	(1,136)

Income tax expense (benefit)	931	(1,135)	(312)

Income (loss) before extraordinary items and cumulative effect of accounting change	2,813	(1,097)	(824)

Net extraordinary gain, net of tax benefit of $23	—	—	(35)

Income (loss) before cumulative effect of accounting change	2,813	(1,097)	(789)

Loss on cumulative effect of a change in accounting for goodwill, net of tax benefit of $1,110	—	—	(10,739)

Net income (loss)	$2,813	$(1,097)	$(11,528)

Weighted average number of common shares outstanding - basic	4,986	4,922	4,922
Basic earnings per share:
Income (loss) before extraordinary items and cumulative effect of accounting change	$0.56	$(0.22)	$(0.17)
Net extraordinary gain	—	—	0.01

Income (loss) before cumulative effect of accounting change	0.56	(0.22)	(0.16)
Loss on cumulative effect of accounting change	—	—	(2.18)

Net income (loss)	$0.56	$(0.22)	$(2.34)

Weighted average number of common shares outstanding - diluted	5,223	4,922	4,922
Diluted earnings per share:
Income (loss) before extraordinary items and cumulative effect of accounting change	$0.54	$(0.22)	$(0.17)
Net extraordinary gain	—	—	0.01

Income (loss) before cumulative effect of accounting change	0.54	(0.22)	(0.16)
Loss on cumulative effect of accounting change	—	—	(2.18)

Net income (loss)	$0.54	$(0.22)	$(2.34)

See notes to consolidated financial statements.
28

MFRI, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands except per share information)

	As of January 31,
ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$723	$154
Restricted cash	973	238
Trade accounts receivable, less allowance for doubtful accounts of $482 in 2004 and $557 in 2003	22,715	18,353
Accounts receivable – related companies	887	853
Costs and estimated earnings in excess of billings on uncompleted contracts	2,472	1,115
Income taxes receivable	48	393
Inventories	21,050	18,275
Deferred income taxes	1,842	1,639
Prepaid expenses and other current assets	915	857

Total current assets	51,625	41,877

Property, Plant and Equipment, Net	25,800	28,828

Other Assets:
Patents, net of accumulated amortization	582	716
Goodwill	2,616	2,549
Other assets	4,893	4,957

Total other assets	8,091	8,222

Total Assets	$85,516	$78,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$13,072	$12,337
Accrued compensation and payroll taxes	2,665	2,673
Other accrued liabilities	3,172	2,835
Commissions payable	4,192	3,046
Current maturities of long-term debt	1,334	11,864
Billings in excess of costs and estimated earnings on uncompleted contracts	790	299
Income taxes payable	68	64

Total current liabilities	25,293	33,118

Long-Term Liabilities:
Long-term debt, less current maturities	26,205	16,661
Other	2,748	2,275

Total long-term liabilities	28,953	18,936

Stockholders’ Equity:
Common stock, $0.01 par value, authorized- 50,000 shares in 2004 and 2003, respectively; 5,226 and 4,922 issued and outstanding in 2004 and 2003, respectively	52	49
Additional paid-in capital	22,868	21,397
Retained earnings	7,913	5,100
Accumulated other comprehensive income	437	327

Total stockholders’ equity	$31,270	$26,873

Total Liabilities and Stockholders’ Equity	$85,516	$78,927

See notes to consolidated financial statements.
29

MFRI INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)

	Shares	Amount

Balance January 31, 2002	4,922	$49	$21,397	$17,725	$(1,184)	$(812)

Net (loss)				(11,528)		(11,528)
Minimum pension liability adjustment (net of tax benefit of $348)					(577)	(577)
Unrealized translation adjustment					730	730

Balance January 31, 2003	4,922	49	21,397	6,197	(1,031)	(11,375)

Net (loss)				(1,097)		(1,097)
Minimum pension liability adjustment (net of tax benefit of $217)					715	715
Unrealized translation adjustment					643	643

Balance January 31, 2004	4,922	49	21,397	$5,100	$327	$261

Net income				2,813		2,813
Stock options exercised (including a tax benefit of $542)	304	3	1,471
Minimum pension liability adjustment (net of tax benefit of $320)					(168)	(168)
Unrealized translation adjustment					278	278

Balance January 31, 2005	5,226	$52	$22,868	$7,913	$437	$2,923

See notes to consolidated financial statements.
30

3MFRI, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	2004	2003	2002

	Fiscal Year Ended January 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$2,813	$(1,097)	$(11,528)
Adjustments, to reconcile net income (loss) to net cash flows from operating activities:
Net extraordinary gain (net of tax of $23)	—	—	35
Loss on impairment of goodwill (net of tax of $1,110)	—	—	10,739
Income from Joint Venture	(225)	(492)	(57)
Depreciation and amortization	3,779	3,677	3,944
Provisions for uncollectible accounts	(75)	147	67
Deferred income taxes	(184)	(1,259)	365
Gain on sales of assets	(10)	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,287)	(694)	448
Income taxes receivable	348	632	(9)
Inventories	(2,659)	1,594	(7)
Prepaid expenses and other current assets	(1,594)	1,922	1,428
Accounts payable	693	2,519	(159)
Compensation and payroll taxes	(29)	442	138
Other assets and liabilities	1,181	(1,044)	(2,571)

Net Cash Flows from Operating Activities	249	6,791	2,833

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,804	476	10
Purchases of property and equipment	(1,755)	(4,102)	(1,185)
Investment in joint venture	50	427	(10)
Purchase of a business by acquiring specified assets and
assuming specified liabilities	—	—	(500)

Net Cash Flows from Investing Activities	99	(3,199)	(1,685)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	15,141	27,396	25,050
Repayment of debt	(16,271)	(30,854)	(25,610)
Net payments on capitalized lease obligations	(43)	(141)	(142)

Stock options exercised	934	—	—

Tax benefit of stock options exercised	542	—	—

Net Cash Flows from Financing Activities	303	(3,599)	(702)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(82)	(185)	(219)

Net Increase (Decrease) in Cash and Cash Equivalents	569	(192)	227
Cash and Cash Equivalents – Beginning of Year	154	346	119

Cash and Cash Equivalents – End of Year	$723	$154	$346

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,818	$1,962	$2,099
Income taxes paid (refunded)	(207)	(400)	(796)

See notes to consolidated financial statements.
31

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

Note 1 - Basis of Presentation

MFRI, Inc. (“MFRI” or the “Company”) was incorporated on October 12, 1993. MFRI is a holding company which has subsidiaries engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment.

Fiscal Year:   The Company’s fiscal year ends on January 31. Years described as 2004, 2003 and 2002 are the fiscal years ended January 31, 2005, 2004 and 2003, respectively. Balances described as balances as of 2004, 2003 and 2002 are balances as of January 31, 2005, 2004 and 2003, respectively.

Nature of Business:  Midwesco Filter Resources, Inc (“Midwesco Filter”) is engaged principally in the manufacture and sale of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. Midwesco Filter markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. Perma-Pipe, Inc (“Perma-Pipe”) is engaged in engineering, designing, manufacturing and selling specialty piping systems and leak detection and location systems. Perma-Pipe’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. Perma-Pipe’s leak detection and location systems are sold as part of many of its piping system products, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. Thermal Care is engaged in engineering, designing, manufacturing and selling industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. The Company’s products are sold both within the United States and internationally.

Note 2 - Significant Accounting Policies

Reclassifications :  Reclassifications have been made to prior-year financial statements to conform to the current-year presentations.

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

Percentage of Completion Revenue Recognition:  Perma-Pipe recognizes revenues on contracts under the “percentage of completion” method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Revenue Recognition:  All subsidiaries of the Company other than Perma-Pipe recognize revenues at the date of shipment.

Operating Cycle:   The length of Perma-Pipe contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Principles of Consolidation:  The consolidated financial statements include the accounts of MFRI; its principal wholly- owned subsidiaries, Midwesco Filter, Perma-Pipe and Thermal Care, Inc. (“Thermal Care”); and the majority-owned and controlled domestic and foreign subsidiaries of MFRI, Midwesco Filter, Perma-Pipe and Thermal Care (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated.

Contingencies:   The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters, its experience in contesting, litigating and settling other similar matters.

The Company does not currently anticipate the amount of any ultimate liability with respect to these matters will materially affect the Company’s financial position, liquidity or future operations.

Cash Equivalents:  All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Restricted Cash :  The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.

Accounts Receivable Collection:  The Company estimates and records its best estimate of uncollectible receivables based on historical bad debt experience, knowledge of our customers, economic conditions, and other factors. Subsequent changes in collections realized may result in changes to the Company’s provision for bad debt.

Inventories:   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

(In thousands)
	2004	2003

Raw materials	$17,049	$13,593
Work in process	2,211	1,905
Finished goods	1,790	2,777

Total	$21,050	$18,275

Long-Lived Assets:  Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset’s estimated useful life. No interest was capitalized during 2004 and 2003.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company’s investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)
	2005	2004

Land, buildings and improvements	$19,859	$21,398
Machinery and equipment	21,996	21,920
Furniture, office equipment and computer software and systems	8,930	8,382
Transportation equipment	155	279

	50,940	51,979
Less accumulated depreciation and amortization	(25,140)	(23,151)

Property, plant and equipment, net	$25,800	$28,828

Goodwill and other intangible assets with indefinite lives:  Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, was amortized through 2001 on a straight-line basis over periods ranging from 25 to 40 years. On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the years ended January 31, 2005, 2004, and 2003. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment upon adoption with any resulting impairment loss recorded as a cumulative effect of change in accounting principle. Subsequent to the initial impairment test, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company has designated the beginning of its fiscal year as the date of its annual goodwill impairment test. The Company’s initial impairment analysis of its goodwill in 2002 resulted in an impairment loss of $11,849,000 or $10,739,000 net of a tax benefit of $1,110,000 for the year ended January 31, 2003. As required by SFAS No. 142, the impairment loss was recognized in the first quarter of 2002 to reflect the cumulative effect of accounting change. The Company’s annual impairment test at February 1, 2004 did not result in an impairment. Goodwill was $2,616,000 and $2,549,000 at January 31, 2005 and January 31, 2004, respectively. As of January 31, 2005 and 2004, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of January 31, 2005 and 2004 $1,516,000 and $1,449,000, respectively, was allocated to the Filtration Products segment. The change in goodwill of the Filtration Products segment was due to foreign currency translation.

The changes in the carrying amount of goodwill for the year ended January 31, 2005, are as follows:

(In Thousands)
Balance as of February 1, 2004	$2,549
Foreign translation effect	67

Balance as of January 31, 2005	$2,616

Other intangible assets with definite lives:  Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $582,000 and $716,000 at January 31, 2005 and January 31, 2004, respectively. Accumulated amortization was $1,636,000 and $1,453,000 at January 31, 2005 and January 31, 2004, respectively. Future amortizations over the next five years ending January 31, will be 2006 - $180,500, 2007 - $173,800, 2008 - $29,400, 2009 - $26,400 and 2010 - $22,100.

Investment in Joint Venture:  In April 2002, Perma-Pipe and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. During the year ended January 31, 2003, the Company invested $10,000 as its initial capital contribution and loaned $50,000, its share of advances to fund costs and expenses. The $50,000 loan was paid in July 2003. In October 2003 and January 2004, the Company received a partner distribution of $160,000 and $266,700, respectively, from its investment in the joint venture. In June 2004 the Company received a partner distribution of $50,000 from its investment in the joint venture. The Company accounts for its joint venture investment using the equity method. The Company’s share of income in 2004 was $225,000.

Financial Instruments:  The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company’s export and international operations. The Company uses forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company is the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2005, 2004 and 2003.

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

The basic weighted average shares reconcile to diluted weighted average shares as follows (in thousands):

	2004	2003	2002

Basic weighted average number of common shares outstanding	4,986	4,922	4,922

Dilutive effect of stock options	237	—	—

Weighted average number of common shares outstanding assuming full dilution	5,223	4,922	4,922

	2004	2003	2002

Weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	340	775	910
Outstanding Options at the end of each year (excluding expired options)	30	9	15

Stock options with an exercise price below the average stock price	611	225	130

In 2004, a total of 303,757 stock options were exercised. As of April 15,2005, 4,812 stock options were exercised.

Stock Options:  The Company’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and, accordingly, no compensation cost has been recognized. The Company’s net income (loss) and income (loss) per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). The pro forma net income effect of applying SFAS 148 was as follows:

(In thousands except per share information)	2004	2003	2002

Net income (loss) – as reported	$2,813	$(1,097)	$(11,528)
Compensation cost under fair-market value-based accounting method, net of tax	$221	$(134)	$(136)
Net income (loss) – pro forma	$2,592	$(1,231)	$(11,664)
Net income (loss) per common share – basic and diluted, as reported	$0.56	$(0.22)	$(2.34)
Net income (loss) per common share – basic, and diluted pro forma	$0.52	$(0.25)	$(2.37)
Reported diluted EPS higher than pro forma diluted EPS	$0.04	$0.02	$0.03

The weighted average fair value of options granted during 2004 (net of options surrendered), 2003 and 2002 are estimated at $1.85, $1.14 and $1.17, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected volatility	49.18%	50.01%	46.81%
Risk-free interest rate	4.31%	2.93%	4.51%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.0	7.0	7.0

Fair Value of Financial Instruments :  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of the Company’s unsecured senior notes at January 31, 2005 and 2004 are also reasonable estimates of their fair value, as evidenced by the renegotiation of interest rates and terms that occurred recently as described in Note 7.

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income loss consists of the following:

(In thousands)
	Accumulated Translation Adjustment	Minimum Pension Liability Adjustment	Total

Balance – January 31, 2002	(691)	(493)	(1,184)
Unrealized translation adjustment	730	—	730
Minimum pension liability adjustment (net of tax benefit of $348)	—	(577)	(577)

Balance – January 31, 2003	39	(1,070)	(1,031)
Unrealized translation adjustment	643	—	643
Minimum pension liability adjustment (net of tax benefit of $217)	—	715	715

Balance – February 1, 2004	682	(355)	327
Unrealized translation adjustment	278	—	278
Minimum pension liability adjustment (net of tax benefit of $320)	—	(168)	(168)

Balance – January 31, 2005	$960	$(523)	$437

Accounting Pronouncements:  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The Company is required to adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an equity award based on the grant date fair value. The cost will be recognized as an expense in financial statements over the period during which an employee is required to provide service. If SFAS 123R had been in effect in 2004, the Company’s net income per diluted share would have been lower by 4 cents. If the Company continues to issue the same type and amount of equity compensation, the Company anticipates the future impact to be comparable.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of February 1, 2006 for the Company) and are to be applied prospectively. The Company does not expect adoption of SFAS No. 151 to have a material effect on its results of operations or financial position.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R was effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company’s financial statements, however, required disclosures have been reflected in the current financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain financial instruments with characteristics of both liabilities and equity,” effective in June 2003. SFAS No. 150 requires an issuer to classify, as liabilities, any financial instruments that fall within the scope of this pronouncement. Adoption of SFAS 150 did not have a material effect on the results of operations, financial condition, or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” parts of which apply to existing contracts, but which was generally effective for contracts entered into after

June 30, 2003.  Adoption of SFAS No. 149 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company’s method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and was effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Interpretation has not had a material effect on the financial statements of the Company, based on guarantees in effect on January 31, 2005.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement was effective for fiscal years beginning after May 15, 2002 and rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminated SFAS No. 4 and, thus, the exception to applying Accounting Principles Board (APB) No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Adoption of SFAS No. 145 resulted in the reclassification of an extraordinary loss of $133,000 ($79,000 net of tax) recorded in 2002 to an operating expense.

Note 3 - Related Party Transactions

The Company provides certain services and facilities to a company (affiliate) primarily owned by two principal stockholders who are also members of management. The Company also purchases certain services from that company under a lease and management services agreement. The Company recorded revenue of $140,000 and expense of $147,000 from the affiliate under such agreements in 2004, revenue of $260,000 and expense of $171,000 in 2003, and revenue of $250,000 and expense of $167,000 in 2002.

The lease agreement and the management services agreement were approved by the Company’s Committee of Independent Directors. Management of the Company believes the amounts paid and received under these agreements were comparable to those which would have been paid and received in arm’s-length transactions.

Note 4 – Acquisitions and Divestitures

Other

On June 19, 2002, the Company purchased a business by acquiring specified assets and assuming specified liabilities for $500,000 in cash. In accordance with SFAS No. 141, the purchase price plus purchase-related expenses is first applied to current assets and any excess of value over the current assets is allocated to extraordinary gain. The asset values were $815,000 and $0 for inventory and other assets, which mainly consisted of property, plant and equipment, respectively, which, combined with purchase-related expenses of $257,000, resulted in the recognition of an extraordinary gain of $58,000 ($35,000 net of tax). The results of operations of the acquired assets have been included in the consolidated results of operations since the date of acquisition.

Note 5 – Retention Receivable

Retention is the amount withheld by a customer until a contract is completed. Retentions of $142,800 and $64,000 are included in the balance of trade accounts receivable at January 31, 2005 and 2004, respectively.

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)
	2004	2003

Costs incurred on uncompleted contracts	$19,186	$7,233
Estimated earnings	5,664	979

Earned revenue	24,850	8,212
Less billings to date	23,168	7,396

Total	$1,682	$816

Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,472	$1,115
Billings in excess of costs and estimated earnings on uncompleted contracts	(790)	(299)

Total	$1,682	$816

Note 7 – Debt Debt consists of the following:

(In thousands)
	2004	2003

Secured senior notes due 2007 (1)	$3,125	$3,875
Revolving bank loan Domestic	11,370	7,229
Industrial Revenue Bonds	3,150	5,200
Mortgage notes	9,163	10,809
Term loans	32	122
Short-term credit arrangements	668	1,215
Capitalized lease obligations (Note 8)	31	75

Total Debt	27,539	28,525
Less current maturities	1,334	11,864

Total Long-Term Debt	$26,205	$16,661

(1)	Although these notes were outstanding at January 31, 2005, they were repaid in full on March 28, 2005.

The following table summarizes the Company’s scheduled maturities, excluding the revolving line of credits of $12,038,000 at January 31, 2005.

	Total	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter

Mortgages	$9,161,100	$534,600	$536,000	$569,700	$1,693,300	$602,400	$5,225,300
Senior Debt	3,125,000	750,000	750,000	1,625,000	—	—	—
IRB Payable	3,150,000	—	—	3,150,000	—	—	—
Term Loans	32,600	32,600
Capitalized Lease Obligations	31,500	16,300	5,800	3,900	3,900	1,600	—

Total	$15,500,400	$1,333,500	$1,291,800	$5,348,600	$1,697,200	$604,000	$5,225,300

Financing

At January 31, 2005, the Company was in compliance with all terms and covenants of all loans.

On July 11, 2002, the Company entered into secured note purchase agreements with certain institutional investors

(“Note Purchase Agreements”). Under the terms of the Note Purchase Agreements, the Company entered into a five-year $6,000,000 term loan replacing prior term loans with an aggregate original principal balance of $25,000,000 (“Prior Term Loans”). The outstanding principal balance of the Prior Term Loans at July 11, 2002 was $16,000,000. The Company borrowed $10,000,000 from its new revolving line of credit from another financial institution (described below) to pay down this loan from $16,000,000 to $6,000,000. Interest rates under the Note Purchase Agreements were 12% per annum if the outstanding principal was greater than $5,000,000 or 10% per annum if the outstanding principal was $5,000,000 or less. The Company was scheduled to pay $188,000 in aggregate principal on the last days of March, June, September and December in each year, commencing on September 30, 2002 and ending on June 30, 2007. In addition, the Company was scheduled to make annual prepayments of excess cash flow (as defined in the Note Purchase Agreements). Finally, the Loan Agreement (defined below) and the Note Purchase Agreements permit voluntary prepayments sufficient to reduce the outstanding term loan principal to $5,000,000 subject to certain conditions. The Company met such conditions and made such a prepayment on July 31, 2002. As is described below, the $3,125,000 balance remaining under the Note Purchase Agreement at March 28, 2005 was repaid in full on that date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement, which matures on November 30, 2007, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2005, the prime rate was 5.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2005 was 4.99%. As of January 31, 2005, the Company had borrowed $11,370,000 and had $2,182,000 available to it under the revolving line of credit. In addition, $4,727,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2005, the amount of restricted cash was $973,000. Cash required for operations is provided by draw-downs on the line of credit.

On March 28, 2005, the Company’s Loan Agreement was amended to (1) add a term loan of $4,300,000 (“Term Loan”) and (2) amend certain covenants (the “Amendment”). The total that can be borrowed under the Loan Agreement is unchanged at $27,000,000, subject to borrowing base and other requirements. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At March 28, 2005 the prime rate was 5.75% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.5 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

The proceeds of the Term Loan were used to repay the outstanding balance due under the Company’s Note Purchase Agreements ($3,125,000),which has been cancelled and to reduce the Company’s revolving debt under the Loan Agreement ($1,175,000). Interest rates under the Note Purchase Agreements had been 10% per annum.

On January 29, 2003, the Company obtained a loan from a Danish bank to construct a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 6.1% with quarterly payments of $19,000 for both principal and interest.

On April 26, 2002, Midwesco Filter borrowed $3,450,000 under two mortgage notes secured by two parcels of real property and improvements owned by Midwesco Filter in Winchester, Virginia. Proceeds from the mortgages, net of a prior mortgage loan, were approximately $2,700,000 and were used to make principal payments to the lenders under the Prior Term Loans and the bank which was the lender under the Company’s revolving line of credit at that time. On June 17, 2004, Midwesco Filter sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The mortgage of $1,088,000 was paid at the closing and has been cancelled. The note on the remainder property bears interest at 7.10% with a monthly payment of $23,616 for both principal and interest, and the note’s amortization schedule and term are ten years.

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

On June 1, 1998, the Company obtained a loan in the amount of 4,500,000 DKK (approximately $650,000 at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the acquisition of Boe-Therm A/S (“Boe-Therm”). It is secured by the land and building of Boe-Therm, bears interest at 6.48% and has a term of twenty years. Another loan in the amount of 850,000 DKK (approximately $134,000 at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at 6.1% and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

On September 14, 1995, Perma-Pipe in Lebanon, Tennessee received $3,150,000 of proceeds of Industrial Revenue Bonds, which mature on September 1, 2007. The bonds are fully secured by bank letters of credit, which the Company expects to renew, reissue, extend or replace prior to each expiration date during the term of the bonds. The bonds bear interest at a variable rate, which approximates 4.5% per annum, including letter of credit and re-marketing fees. The bond proceeds were available for capital expenditures related to manufacturing capacity expansions and efficiency improvements during a three-year period which commenced in the fourth quarter of 1995 and ended during the Company’s fiscal quarter ended October 31, 1998. On November 1, 1999, the Company used $1,100,000 of unspent bond proceeds to redeem bonds outstanding as provided in the indenture.

On September 14, 1995, Midwesco Filter Resources, Inc. in Winchester, Virginia received $2,050,000 of proceeds from Industrial Revenue Bonds, which were to mature on August 1, 2007. These bonds had been fully secured by bank letters of credit. As a result of the sale of land and a building on June 17, 2004, the Company redeemed the bonds in September 2004.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2005, borrowings under these credit arrangements totaled $668,000; an additional $1,117,000 remained unused.

Note 8 - Lease Information The following is an analysis of property under capitalized leases:

(In thousands)
	2004	2003

Machinery and equipment	$164	$124
Furniture and office equipment	698	698
Transportation equipment	245	225

	1,107	1,047
Less accumulated amortization	1,084	957

	$23	$90

The Piping Systems Business leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire beginning 2007 through 2017. The Filtration Products Business leases approximately 12,000 square feet of office space under an operating lease which began in June 2004 and expires in June 2007. Management expects that these leases will be renewed or replaced by other leases in the normal course of business. At January 31, 2005, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

(In thousands)	Capital Leases	Operating Leases

2006	$16	$480
2007	6	454
2008	4	347
2009	4	268
2010	2	130
Thereafter	—	149

	32	1,829
Less amount representing interest	—	—

Present value of future minimum lease payments (Note 7)	$32	$1,829

Rental expense for operating leases was $752,300, $807,000 and $914,000 in 2004, 2003 and 2002, respectively.

Note 9 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes, extraordinary items and cumulative effect of accounting change:

(In thousands)
	2004	2003	2002

Domestic	$2,172	$(2,995)	$(1,817)
Foreign	1,572	763	681

Total	$3,744	$(2,232)	$(1,136)

Components of income tax expense (benefit) are as follows:

(In thousands)
	2004	2003	2002

Current:
Federal	$467	$41	$(390)
Foreign	475	158	173
State and other	173	78	(460)

	1,115	277	(677)
Accrued (Deferred)	(184)	(1,412)	365

Totals	$931	$(1,135)	$(312)

The tax benefit related to stock options recorded through equity was $542,000 which did not affect net income in 2004.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate is as follows:

(In thousands)
	2004	2003	2002

Tax (benefit) at federal statutory rate	$1,273	$(759)	$(359)
Foreign rate tax differential	(59)	(171)	(13)
State (benefit) taxes, net of federal benefit	157	(120)	(70)

R&D Credit	(401)	—	—
Other – net	(39)	(85)	130

Totals	$931	$(1,135)	$(312)

Components of the current deferred income tax asset balance are as follows:

(In thousands)
	2004	2003

Accrued commissions and bonuses	$788	$643
Other accruals not yet deducted	507	550
Inventory valuation allowance	373	353
Allowance for doubtful accounts	140	160
Inventory uniform capitalization	(15)	(16)
Other	49	(51)

Totals	$1,842	$1,639

Components of the long-term deferred income tax asset (liability) balances are as follows:

(In thousands)	2004	2003

Capital loss carryforward from sale of foreign subsidiary	$307	$307
Depreciation	(1,291)	(1,164)
Goodwill	424	509
Non-qualified deferred compensation	434	336
Minimum pension liability	(91)	269
Net operating loss	536	1,233
Research & development credit	358	—
Alternative minimum tax credit	55	—
Foreign deferred liability	(145)	(84)
Other	524	(34)

Totals	$1,111	$1,372

At January 31, 2005 the Company had a net operating loss carryforward of $1,576,000 available to offset future taxable income in the United States and certain foreign jurisdictions, which expires in 2024.

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

The market related value of plan assets at January 31, 2005 was $3,090,812. The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan. The target asset allocation was 95% to 100% mutual funds. The investment policy is to invest all funds in the Vanguard Balanced Index Fund except for cash needed to pay benefits and investment expenses for the year. At January 31, 2005, 92% of plan assets were held in a mutual fund and the remaining 8% were in a money market fund. The expected long-term rate-of-return-on-assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the fund.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)	2004	2003

Accumulated benefit obligations:
Vested benefits	$3,413	$2,915
Accumulated benefits	3,422	2,933

Total Accumulated benefit obligations	6,835	5,848
Change in benefit obligation:
Benefit obligation – beginning of year	$3,312	$2,711
Service cost	99	96
Interest cost	187	169
Amendments	—	206
Actuarial loss	1,134	210
Benefits paid	(85)	(80)

Benefit obligation – end of year	4,647	3,312

Change in plan assets:
Fair value of plan assets – beginning of year	2,683	1,868
Actual return on plan assets	163	476
Company contributions	330	419
Benefits paid	(85)	(80)

Fair value of plan assets – end of year	3,091	2,683

Funded status	(1,556)	(629)
Unrecognized prior service cost	571	653
Unrecognized actuarial loss	2,067	951

Prepaid benefit cost recognized in the consolidated balance sheet	$1,082	$975

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$1,082	$975
Accrued benefit liability	(1,413)	(1,225)
Intangible asset	571	653
Accumulated other comprehensive income	842	572

Net amount recognized	$1,082	$975

	2004	2003

Weighted-average assumptions used to determine net cost and benefit obligations for years ended January 31:
End of year benefit obligation	5.735%	6.320%
Service Cost Discount rate	5.388%	5.735%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost:
Service cost	$99	$96
Interest cost	187	169
Expected return on plan assets	(223)	(166)
Amortization of prior service cost	82	57
Recognized actuarial loss	78	97

Net periodic benefit cost	$223	$253

Cash Flows:
Expected Employer Contributions for Fiscal Year Ending 1/31/2006	$159
Expected Employee Contributions for Fiscal Year Ending 1/31/2006	—
Estimated Future Benefit Payments Reflecting Expected Future Service for the FiscalYear(s) Ending:
1/31/2006	139
1/31/2007	153
1/31/2008	170
1/31/2009	187
1/31/2010	199
1/31/2011 – 1/31/2014	1,210

401(k) Plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant’s contribution, up to a maximum of 2% of each participant’s salary.

Contributions to the 401(k) Plan and its predecessors were $329,300, $347,000 and $329,000 for the years ended January 31, 2005, 2004 and 2003, respectively. The Company estimates that it will contribute $347,000 for the year ending January 31, 2006.

Deferred Compensation Plans

The Company also has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. The cash surrender value of the life insurance contracts is included in other assets and the deferred compensation liability is included in other long-term liabilities in the consolidated balance sheet. The charges to expense were $288,200, $209,000 and $187,000 in 2004, 2003 and 2002, respectively.

Note 11 - Business Segment and Geographic Information

Business Segment Information

The Company has three reportable segments: the Filtration Products Business, the Piping Systems Business and the Industrial Process Cooling Equipment Business. The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures, and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2.) The Company evaluates performance based on gross profit and income or loss from operations.

MFRI’s reportable segments are strategic businesses that offer different products and services. Each is managed separately based on fundamental differences in their operations. Each strategic business was acquired as a unit and management at the time of acquisition was retained.

The following is information relevant to the Company’s business segments:

(In thousands)
	2004	2003	2002

Net Sales:
Filtration Products	$61,740	$54,872	$53,174
Piping Systems	54,053	40,523	44,037
Industrial Process Cooling Equipment	29,303	25,494	25,686

Total Net Sales	$145,096	$120,889	$122,897

Gross Profit:
Filtration Products	$12,320	$9,782	$9,498
Piping Systems	10,284	7,516	10,187
Industrial Process Cooling Equipment	8,524	7,300	7,255

Total Gross Profit	$31,128	$24,598	$26,940

Income from Operations:
Filtration Products	$3,539	$1,145	$400
Piping Systems	5,405	2,281	4,321
Industrial Process Cooling Equipment	1,570	738	702
Corporate	(5,337)	(4,885)	(4,509)

Total Income (loss) from Operations	$5,117	$(721)	$914

Segment Assets:
Filtration Products	$33,511	$35,621	$39,916
Piping Systems	29,696	22,852	25,444
Industrial Process Cooling Equipment	12,101	11,228	11,560
Corporate	10,208	9,226	2,056

Total Segment Assets	$85,516	$78,927	$78,976

Capital Expenditures:
Filtration Products	$623	$2,236	$297
Piping Systems	762	1,605	698
Industrial Process Cooling Equipment	139	87	50
Corporate	226	174	140

Total Capital Expenditures	$1,750	$4,102	$1,185

Depreciation and Amortization:
Filtration Products	$1,214	$1,262	$1,222
Piping Systems	1,385	1,577	1,493
Industrial Process Cooling Equipment	357	385	377
Corporate	823	920	852

Total Depreciation and Amortization	$3,779	$4,144	$3,944

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)
	2004	2003	2002

Net Sales:
United States	$117,511	$100,017	$107,513
Europe	12,994	10,219	8,502
Asia	8,200	3,588	2,253
Canada	3,415	3,711	2,776
Mexico, South America, Central America
and the Caribbean	2,686	3,201	1,224
Other	290	153	629

Total Net Sales	$145,096	$120,889	$122,897

Long-Lived Assets:
United States	$21,882	$25,054	$26,408
Europe	3,918	3,774	1,480

Total Long-Lived Assets	$25,800	$28,828	$27,888

Note 12 - Supplemental Cash Flow Information A summary of annual supplemental cash flow information follows:

(In thousands)
	2004	2003	2002

Cash paid for:
Income taxes, net of refunds received	$(207)	$(400)	$(796)

Interest paid , net of amounts capitalized	$1,818	$1,962	$2,099

Noncash Financing and Investing Activities:
Fixed assets acquired under capital leases	$—	$18	$—

Sale of business:
Note receivable from buyer	$—	$—	$44

Purchase of a business for specified assets and
assumption of specified liabilities:
Purchase price	$—	$—	$500
Cash paid	—	—	500
Net liabilities assumed	$—	$—	$257

Note 13 - Stock Options

Under the 1993 and 1994 Stock Option Plans (“Option Plans”), 100,000 and 250,000 shares of common stock, respectively, are reserved for issuance to key employees of the Company and its affiliates as well as certain advisors and consultants to the Company. In addition, under the 1994 Option Plan, an additional one percent of shares of the Company’s common stock outstanding have been added to the shares reserved for issuance each February 1, beginning February 1, 1995 and ending February 1, 1997, and an additional two percent of shares of the Company’s common stock outstanding are added to the shares reserved for issuance each February 1, beginning February 1, 1998. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plans may be either non-qualified options or incentive options. Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.

Pursuant to the 2001 Independent Directors’ Stock Option Plan (the “Directors’ Plan”), an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an “Independent Director”) on the date the individual is first elected as an Independent Director, an option to purchase 1,000 shares was granted to each Independent Director acting on December 31, 2001, and options to purchase 1,000 shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company’s annual meeting for the year 2002. Provisions of a predecessor plan, the 1990 Independent Directors’ Stock Option Plan, were the same as those of the Directors’ Plan in every significant respect.

In connection with the purchase agreement relating to the acquisition of TDC Filter Manufacturing, Inc., (acquired in December 1997 as part of the Filtration Products business), the Company issued stock options to purchase 75,000 shares of common stock at $9.60. These options may be exercised through November 2008.

The following summarizes the changes in options under the plans:

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,017,950	$3.44	946,400	$3.57	845,600	$3.80
Granted	4,000	3.31	103,250	2.16	132,000	2.15
Exercised	(303,757)	3.08	—	—	—	—
Cancelled	(29,813)	2.91	(31,700)	3.41	(31,200)	3.77

Outstanding at end of year	688,380	$3.62	1,017,950	$3.44	946,400	$3.57

Options exercisable at year-end	385,025		486,374		276,899

The following table summarizes information concerning outstanding and exercisable options at January 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at Jan. 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Jan. 31, 2005	Weighted Average Exercise Price

$2.00-$2.99	169,773	7.9 years	$2.16	35,944	$2.15
$3.00-$3.99	430,407	6.9 years	3.12	260,881	3.12
$4.00-$4.99	11,200	4.9 years	4.14	11,200	4.14
$6.00-$6.99	1,500	1.9 years	6.92	1,500	6.92
$8.00-$8.99	500	3.2 years	8.10	500	8.10
$9.00-$9.99	75,000	2.8 years	9.60	75,000	9.60

	688,380	6.7 years	$3.62	385,025	$4.34

The Company’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method and, accordingly, no compensation cost has been recognized. The Company’s net income (loss) and income (loss) per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). The pro forma net income effect of applying SFAS 148 was as follows:

47

	2004	2003	2002

Net income (loss) – as reported (in thousands)	$2,813	$(1,097)	$(11,528)
Compensation cost under fair-market value-based accounting
method, net of tax (in thousands)	$(221)	$(134)	$(136)
Net income (loss) – pro forma (in thousands)	$2,592	$(1,231)	$(11,664)
Net income (loss) per common share – basic and diluted, as reported	$0.56	$(0.22)	$(2.34)
Net income (loss) per common share – basic and diluted, pro forma	$0.52	$(0.25)	$(2.37)
Reported diluted EPS higher than pro forma diluted EPS	$0.04	$0.02	$0.03

The weighted average fair value of options granted during 2004 (net of options surrendered), 2003 and 2002 are estimated at $1.85, $1.14 and $1.17, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected volatility	49.18%	50.01%	46.81%
Risk-free interest rate	4.31%	2.93%	4.51%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.0	7.0	7.0

Note 14 – Stock Rights

On September 15, 1999, the Company’s Board of Directors declared a dividend of one common stock purchase right (a “Right”) for each share of MFRI’s common stock outstanding at the close of business on September 22, 1999. The stock issued after September 22, 1999 and before the redemption or expiration of the Rights are also entitled to one Right for each such additional share. Each Right entitles the registered holders, under certain circumstances, to purchase from the Company one share of MFRI’s common stock at $25.00, subject to adjustment. At no time will the Rights have any voting power.

The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company’s common stock, or announces a tender offer that, if consummated, would result in 15% or more ownership of the Company’s common stock. Separate Rights certificates will not be issued and the Rights will not be traded separately from the stock until then.

Should an acquirer become the beneficial owner of 15% or more of the Company’s common stock, Rights holders other than the acquirer would have the right to buy common stock in MFRI, or in the surviving enterprise if MFRI is acquired, having a value of two times the exercise price then in effect. Also, MFRI’s Board of Directors may exchange the Rights (other than those of the acquirer which will have become void), in whole or in part, at an exchange ratio of one share of MFRI common stock (and/or other securities, cash or other assets having equal value) per Right subject to adjustment. The Rights described in this paragraph and the preceding paragraph shall not apply to an acquisition, merger or consolidation approved by the Company’s Board of Directors.

The Rights will expire on September 15, 2009, unless exchanged or redeemed prior to that date. The redemption price is $0.01 per Right. MFRI’s Board of Directors may redeem the Rights by a majority vote at any time prior to the 20th day following public announcement that a person or group has acquired 15% of MFRI’s common stock. Under certain circumstances, the decision to redeem requires the concurrence of a majority of the independent directors.

Note 15 - Quarterly Financial Data (Unaudited) The following is a summary of the unaudited quarterly results of operations for the years 2004 and 2003:

(In thousands except per share information)	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$32,128	$38,068	$39,708	$35,192
Gross Profit	5,906	8,952	9,164	7,106
Net income (loss)	(329)	1,369	1,614	160
Weighted average number of common shares:
Outstanding – basic	4,922	4,922	4,961	5,138
Outstanding – diluted	4,922	4,997	5,304	5,527
Per Share Data:
Net income (loss) – basic	$(0.07)	$0.27	$0.33	$0.03
Net income (loss) – diluted	$(0.07)	$0.27	$0.31	$0.03

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$28,010	$33,148	$32,635	$27,096
Gross Profit	5,194	7,681	6,903	4,820

Net income (loss)	(865)	603	(127)	(709)
Weighted average number of common shares:
Outstanding – basic	4,922	4,922	4,922	4,922
Outstanding – diluted	4,922	4,922	4,922	4,922
Per Share Data:
Net income (loss) – basic	$(0.18)	$0.12	$(0.03)	$(0.13)
Net income (loss) – diluted	$(0.18)	$0.12	$(0.03)	$(0.13)

Note 16 – Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2004 and 2003 are summarized below:

	2004	2003

Aggregate product warranty liability at beginning of year	$629,826	$552,644
Aggregate accruals related to product warranties	450,773	534,607
Aggregate reductions for payments	(386,516)	(566,921)
Aggregate changes for pre-existing warranties	43,968	109,496

Aggregate product warranty liability at end of year	$738,051	$629,826

Schedule II MFRI, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended January 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Balance at End of Period

Year Ended January 31, 2005:
Allowance for possible losses in collection of trade receivables	$557,000	$189,000	$264,000	$482,000

Year Ended January 31, 2004:
Allowance for possible losses in collection of trade receivables	$410,000	$308,000	$161,000	$557,000

Year Ended January 31, 2003:
Allowance for possible losses in collection of trade receivables	$343,000	$352,000	$285,000	$410,000

(1) Uncollectible accounts charged off.
50

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFRI, INC.

Date: April 29, 2005	By:	/s/ David Unger

David Unger,
Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the	)
Board of Directors,
		and Chief Executive Officer (Principal	)
Executive Officer))
)
	HENRY M. MAUTNER*	Director	)	April 29, 2005
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and	)
		Treasurer (Principal Financial	)
and Accounting Officer))
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	DENNIS KESSLER*	Director	)
)
*By:	/s/ David Unger	Individually and as Attorney-in-Fact	)

	David Unger		)
51

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit3.3 to Registration Statement No. 33-70298]

3(ii)	By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit3.4 to Registration Statement No. 33-70298]

4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit4 to Registration Statement No. 33-70794]

10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit10.4 of Registration Statement No. 33-70794]

10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit10(c) to the Company’s Annual Report on Form10-K for the fiscal year ended January31, 1994 (SEC File No. 0-18370)]

10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit10(d)(5) to the Company’s Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]

10(d)	Form of Directors Indemnification Agreement [Incorporated by reference to Exhibit10.7 to Registration Statement No. 33-70298]

10(e)	MFRI 2004 Stock Incentive Plan

10(f)*
Loan and Security Agreement between the Company and Fleet Capital Corporation dated July 11, 2002 and the amendments thereto dated October 3, 2002, December 12, 2002, April 30, 2003, October 31, 2003, July 1, 2004, and March 28, 2005.

14	Code of Conduct

21*	Subsidiaries of MFRI, Inc.

23*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

24*	Power of Attorney executed by directors and officers of the Company

31*	Rule 13a – 14(a)/15d – 14(a) Certifications

	(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 1350 Certifications

	(1)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002

	(2)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
52