Form 10-K/A
period 2005-01-31
MFRI INC
filed 2005-05-16
CIK 914122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K/A

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

                The number of shares of the registrant’s common stock outstanding at April 15, 2005 was 5,230,933.

                                                          DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the following document of the registrant are incorporated herein by reference:

Document	Part of Form 10-K/A
Proxy Statement for the 2005 annual meeting of stockholders	III

FORM 10-K/A CONTENTS JANUARY 31, 2005

Part III:

10.	Directors and Executive Officers of the Registrant	25
11.	Executive Compensation	25
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13.	Certain Relationships and Related Transactions	25
14.	Principal Accountant Fees and Services	25

Part IV:

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	25

Signatures		51
Certifications		57

EXPLANATORY NOTE

This amendment is being filed to reflect corrections of typographical errors of the Company's cashflow statement. Except for this correction, no other information in the original report on Form 10-K filed on April 29, 2005 is amended by this Form 10-K/A.

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
28

MFRI, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands except per share information)

	As of January 31,
ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$723	$154
Restricted cash	973	238
Trade accounts receivable, less allowance for doubtful accounts of $482 in 2004 and $557 in 2003	22,715	18,353
Accounts receivable – related companies	887	853
Costs and estimated earnings in excess of billings on uncompleted contracts	2,472	1,115
Income taxes receivable	48	393
Inventories	21,050	18,275
Deferred income taxes	1,842	1,639
Prepaid expenses and other current assets	915	857

Total current assets	51,625	41,877

Property, Plant and Equipment, Net	25,800	28,828

Other Assets:
Patents, net of accumulated amortization	582	716
Goodwill	2,616	2,549
Other assets	4,893	4,957

Total other assets	8,091	8,222

Total Assets	$85,516	$78,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$13,072	$12,337
Accrued compensation and payroll taxes	2,665	2,673
Other accrued liabilities	3,172	2,835
Commissions payable	4,192	3,046
Current maturities of long-term debt	1,334	11,864
Billings in excess of costs and estimated earnings on uncompleted contracts	790	299
Income taxes payable	68	64

Total current liabilities	25,293	33,118

Long-Term Liabilities:
Long-term debt, less current maturities	26,205	16,661
Other	2,748	2,275

Total long-term liabilities	28,953	18,936

Stockholders’ Equity:
Common stock, $0.01 par value, authorized- 50,000 shares in 2004 and 2003, respectively; 5,226 and 4,922 issued and outstanding in 2004 and 2003, respectively	52	49
Additional paid-in capital	22,868	21,397
Retained earnings	7,913	5,100
Accumulated other comprehensive income	437	327

Total stockholders’ equity	$31,270	$26,873

Total Liabilities and Stockholders’ Equity	$85,516	$78,927

See notes to consolidated financial statements.
29

MFRI INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)

	Shares	Amount

Balance January 31, 2002	4,922	$49	$21,397	$17,725	$(1,184)	$(812)

Net (loss)				(11,528)		(11,528)
Minimum pension liability adjustment (net of tax benefit of $348)					(577)	(577)
Unrealized translation adjustment					730	730

Balance January 31, 2003	4,922	49	21,397	6,197	(1,031)	(11,375)

Net (loss)				(1,097)		(1,097)
Minimum pension liability adjustment (net of tax benefit of $217)					715	715
Unrealized translation adjustment					643	643

Balance January 31, 2004	4,922	49	21,397	$5,100	$327	$261

Net income				2,813		2,813
Stock options exercised (including a tax benefit of $542)	304	3	1,471
Minimum pension liability adjustment (net of tax benefit of $320)					(168)	(168)
Unrealized translation adjustment					278	278

Balance January 31, 2005	5,226	$52	$22,868	$7,913	$437	$2,923

See notes to consolidated financial statements.
30

3MFRI, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	2004	2003	2002

	Fiscal Year Ended January 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$2,813	$(1,097)	$(11,528)
Adjustments, to reconcile net income (loss) to net cash flows from operating activities:
Net extraordinary gain (net of tax of $23)	—	—	35
Loss on impairment of goodwill (net of tax of $1,110)	—	—	10,739
Income from Joint Venture	(225)	(492)	(57)
Depreciation and amortization	3,779	4,144	3,944
Provisions for uncollectible accounts	(75)	147	67
Deferred income taxes	(184)	(1,259)	365
Gain on sales of assets	(10)	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,287)	(694)	448
Income taxes receivable	348	632	(9)
Inventories	(2,659)	1,594	(7)
Prepaid expenses and other current assets	(1,594)	1,922	1,428
Accounts payable	693	2,519	(159)
Compensation and payroll taxes	(29)	442	138
Other assets and liabilities	1,679	(1,044)	(2,571)

Net Cash Flows from Operating Activities	249	6,791	2,833

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,804	476	10
Purchases of property and equipment	(1,755)	(4,102)	(1,185)
Investment in joint venture	50	427	(10)
Purchase of a business by acquiring specified assets and
assuming specified liabilities	—	—	(500)

Net Cash Flows from Investing Activities	99	(3,199)	(1,685)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	15,141	27,396	25,050
Repayment of debt	(16,271)	(30,854)	(25,610)
Net payments on capitalized lease obligations	(43)	(141)	(142)

Stock options exercised	934	—	—

Tax benefit of stock options exercised	542	—	—

Net Cash Flows from Financing Activities	303	(3,599)	(702)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(82)	(185)	(219)

Net Increase (Decrease) in Cash and Cash Equivalents	569	(192)	227
Cash and Cash Equivalents – Beginning of Year	154	346	119

Cash and Cash Equivalents – End of Year	$723	$154	$346

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,818	$1,962	$2,099
Income taxes paid (refunded)	(207)	(400)	(796)

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

MFRI, INC.

Date: May 16, 2005	By:	/s/ David Unger

David Unger,
Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the	)
Board of Directors,
		and Chief Executive Officer (Principal	)
Executive Officer))
)
	HENRY M. MAUTNER*	Director	)	May 16, 2005
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and	)
		Treasurer (Principal Financial	)
and Accounting Officer))
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	DENNIS KESSLER*	Director	)
)
*By:	/s/ David Unger	Individually and as Attorney-in-Fact	)

	David Unger		)
51

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit3.3 to Registration Statement No. 33-70298]

3(ii)	By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit3.4 to Registration Statement No. 33-70298]

4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit4 to Registration Statement No. 33-70794]

10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit10.4 of Registration Statement No. 33-70794]

10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit10(c) to the Company’s Annual Report on Form10-K for the fiscal year ended January31, 1994 (SEC File No. 0-18370)]

10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit10(d)(5) to the Company’s Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]

10(d)	Form of Directors Indemnification Agreement [Incorporated by reference to Exhibit10.7 to Registration Statement No. 33-70298]

10(e)	MFRI 2004 Stock Incentive Plan

10(f)**
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

** Filed in 10-K dated April 29, 2005

52