Form 10-Q
period 2005-04-30
MFRI INC
filed 2005-06-15
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30,2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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

On June 10, 2005, there were 5,248,308 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year ending January 31, 2006. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended April 30,
	2005	2004
Net sales	$36,202	$32,128
Cost of sales	28,225	26,222
Gross profit	7,977	5,906

Operating expenses:
Selling expense	2,849	2,612
General and administrative expense	4,414	3,457
Total operating expenses	7,263	6,069

Income (loss) from operations	714	(163)
Income from joint venture	96	23
Interest expense - net	386	420
Income (loss) before income taxes	424	(560)
Income taxes (benefit)	130	(231)
Net income (loss)	$294	$(329)

Weighted average number of common shares outstanding - basic	5,234	4,922
Weighted average number of common shares outstanding - Diluted		4,922
Basic earnings per share
Net income (loss)	$0.06	$(0.07)

Diluted earnings per share
Net income (loss)	$0.05	$(0.07)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	April 30,	January 31,
Assets	2005	2005
Current Assets:
Cash and cash equivalents	$417	$723
Restricted cash	483	973
Trade accounts receivable, net	22,570	22,715
Accounts receivable – related companies	900	887
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,058	2,472
Income taxes receivable	—	48
Inventories	22,024	21,050
Deferred income taxes	1,941	1,842
Prepaid expenses and other current assets	694	915
Total current assets	51,087	51,625

Property, plant and equipment, net	26,057	25,800

Other Assets:
Patents, net of accumulated amortization	533	582
Goodwill	2,596	2,616
Other assets	4,779	4,893
Total other assets	7,908	8,091
Total Assets	$85,052	$85,516

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$11,073	13,072
Accrued compensation and payroll taxes	2,350	2,665
Other accrued liabilities	2,438	3,172
Commissions payable	3,516	4,192
Current maturities of long-term debt	1,450	1,334
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,341	790
Income taxes payable	43	68
Total current liabilities	22,211	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	27,701	26,205
Other	3,601	2,748
Total long-term liabilities	31,302	28,953

Stockholders’ Equity:
Common stock, $.01 par value, authorized-50,000 shares in April 2005 and January 2005; 5,244 issued and outstanding in April 2005 and 5,226 issued and outstanding in January 2005.....................................	5	52
Additional paid-in capital	22,922	22,868
Retained earnings	8,206	7,913
Accumulated other comprehensive income	358	437
Total stockholders’ equity	31,539	31,270
Total Liabilities and Stockholders’ Equity	$85,052	$85,516

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended April 30,
(In thousands)	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$294	$(329)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) from joint venture	(96)	(23)
Depreciation and amortization	831	987
Provision for uncollectible accounts	(22)	10
Loss on sale of property, plant and equipment	—	1
Change in operating assets and liabilities:
Trade accounts receivable	167	(2,147)
Costs and estimated earnings in excess of billings on uncompleted contracts	966	(662)
Inventories	(975)	(1,480)
Prepaid expenses and other current assets	450	(488)
Current liabilities	(3,052)	1,965
Other operating assets and liabilities	765	(303)
Net Cash Flows from Operating Activities	(672)	(2,469)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	—
Purchases of property and equipment	(1,013)	(273)
Investment in joint venture	—	—
Net Cash Flows from Investing Activities	(1,013)	(273)

Cash Flows from Financing Activities:
Payments on capitalized lease obligations	—	(24)
Borrowings under revolving, term and mortgage loans	14,300	8,731
Repayment of debt	(12,905)	(5,691)
Proceeds from stock options exercised	54	—
Net Cash Flows from Financing Activities	1,449	3,016

Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(70)	(20)

Net Increase (Decrease) in Cash and Cash Equivalents	(306)	254

Cash and Cash Equivalents – Beginning of Period	723	154

Cash and Cash Equivalents – End of Period	$417	$408

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$339	$463
Income taxes paid (refunded)	39	(104)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2005

1.

The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principals and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2005 audited financial statements have been omitted from these interim financial statements. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.

The Company’s stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

In Thousands	Three Months Ended April 30,
	2005	2004
Net income (loss) – as reported	$294	$(329)
Compensation cost under fair-market value-based accounting method net of tax (in thousands)	(21)	(42)
Net income (loss) – pro forma	$273	$(371)
Net income (loss) per common share – basic, as reported	$0.06	$(0.07)
Net income (loss) per common share – basic, pro forma	$0.05	$(0.08)
Net income (loss) per common share – diluted, as reported	$0.05	$(0.07)
Net income (loss) per common share - diluted, pro forma	$0.05	$(0.08)

3.	Inventories consisted of the following:

	April 30,	January 31,
(In thousands)	2005	2005
Raw materials	$17,107	$17,049
Work in process	3,008	2,211
Finished goods	1,909	1,790
Total	$22,024	$21,050

4.

Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company’s annual impairment test at February 1, 2005 did not result in impairment. Goodwill was $2,596,000 and $2,616,000 at April 30, 2005 and January 31, 2005, respectively. As of April 30, 2005 and January 31, 2005, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of April 30, 2005 and January 31, 2005, $1,496,000 and $1,516,000, respectively, was allocated to the Filtration Products segment. The change in Goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were

$533,000 and $582,000 at April 30, 2005 and January 31, 2005, respectively. Accumulated amortization was $1,685,000 and $1,636,000 at April 30, 2005 and January 31, 2005, respectively. Future amortization over the next five years ending January 31, will be 2006 - $131,500, 2007 - $173,800, 2008 - $29,400, 2009 - $26,400 and 2010 - $22,100.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at April 30, 2005 and January 31, 2005 were $2,947,438 and $3,090,812, respectively. Net cost recognized for the three months ended April 30 was as follows:

(In thousands)	Three Months Ended April 30,
Components of net periodic benefit cost:	2005	2004
Service cost	$29	$25
Interest cost	62	47
Expected return on plan assets	(63)	(56)
Amortization of prior service cost	20	21
Recognized actuarial loss	50	20
Net periodic benefit cost	$98	$57

Employer contributions for fiscal year ending January 31, 2006 are expected to be $71,079.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended April 30,
	2005	2004
Net income (loss)	$294	$(329)
Basic weighted average number of common shares outstanding	5,234	4,922
Dilutive effect of stock options	389	—
Weighted average number of common shares outstanding assuming full dilution	5,623	4,922

Basic earnings per share
Net income (loss)	$0.06	$(0.07)

Diluted earnings per share
Net income (loss)	$0.05	$(0.07)

	Three Months Ended April 30,
	2005	2004
Weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	75,000	791,000

Stock options with an exercise price below the average stock price	595,568	—

As of June 10, 2005 a total of 22,187 stock options were exercised since February 1, 2005.

8.	The components of comprehensive income (loss), net of tax, were as follows:

(In thousands)	Three Months Ended April 30,
	2005	2004
Net income (loss)	$294	$(329)
Change in foreign currency translation adjustments	(79)	(203)
Comprehensive income (loss)	$215	$(532)

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

	April 30,	January 31,
(In thousands)	2005	2005
Accumulated translation adjustment	$881	$959
Minimum pension liability adjustment (net of tax benefit of $320 at April 30 and January 31, 2005)......	(522)	(522)
Total	$359	$437

9.

The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

(In thousands)	Three Months Ended April 30,
	2005	2004
Net Sales:
Filtration Products	$17,037	$16,296
Piping Systems	11,306	8,990
Industrial Process Cooling Equipment	7,859	6,842
Total Net Sales	$36,202	$32,128

Gross Profit:
Filtration Products	$3,239	$2,877
Piping Systems	2,424	1,199
Industrial Process Cooling Equipment	2,314	1,830
Total Gross Profit	$7,977	$5,906

Income (loss) from Operations:
Filtration Products	$945	$778
Piping Systems	1,038	109
Industrial Process Cooling Equipment	367	139
Corporate	(1,636)	(1,189)
Income from Operations	$714	$(163)

10.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending October 31, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending April 30, 2006.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (“ETI”) exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union (“EU”) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company in the future will not be material.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact, however, but believes that the impact will not be material.

On December 21, 2004, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of April 30, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

11.	At April 30, 2005, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement, which matures on November 30, 2007, the Company can borrow under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2005, the prime rate was 5.75%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 2.00 percentage points, respectively. Monthly interest payments were made. As of April 30, 2005, the Company had borrowed $11,424,000 and had $2,952,000 available to it under the revolving line of credit. In addition, $4,745,400 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue

Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2005, the amount of restricted cash was $483,000. Cash required for operations is provided by draw-downs on the line of credit.

On March 28, 2005, the Company’s Loan Agreement was amended to (1) add a term loan of $4,300,000 (“Term Loan”) and (2) amend certain covenants (the “Amendment”). The total that can be borrowed under the Loan Agreement remained unchanged at $27,000,000, subject to borrowing base and other requirements. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At March 28, 2005 the prime rate was 5.75% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.5 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

The proceeds of the Term Loan were used to repay the outstanding balance due under the Company’s Note Purchase Agreements ($3,125,000), which have now been cancelled and to reduce the Company’s revolving debt under the Loan Agreement ($1,175,000). Interest rates under the Note Purchase Agreements had been 10% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “continue,” “remains,” “intend,” “aim,” “should,” “prospects,” “could,” “future,” “potential,” “believes,” “plans,” “likely,” and “probable,” or the negative thereof or other variations thereon or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, economic conditions, market demand and pricing, competitive and cost factors, raw material availability and prices, global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

MFRI, Inc.

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

Three months ended April 30

Net sales of $36,202,000 for the quarter increased 12.7% from $32,128,000 for the comparable quarter in the prior-year. (See discussion of each business segment below.)

Gross profit of $7,977,000 increased 35.1% from $5,906,000 in the prior-year quarter, and gross margin increased to 22.0% of net sales in the current year from 18.4 % of net sales in the prior-year. (See discussion of each business segment below.)

Net income rose to $294,000 in the current quarter from a loss of $329,000 in the prior-year quarter. The increase in net income was due to increased revenue. (See discussion of each business segment below.)

Filtration Products Business

Three months ended April 30

Net sales for the quarter increased 4.5% to $17,037,000 from $16,296,000 for the comparable quarter in the prior-year. This increase was primarily due to sales in pleated filter elements.

Gross profit as a percent of net sales increased to 19.0% in the current year from 17.7% in the prior-year primarily as a result of improved manufacturing efficiency on slightly higher unit volume and a favorable product mix.

Selling expense increased to $1,456,000 from $1,432,000 for the comparable quarter last year but decreased as a percentage of sales to 8.5% from 8.8% of net sales for the comparable quarter last year.

General and administrative expenses increased to $838,000 or 4.9% of net sales in the current-year quarter from $667,000 or 4.1% of net sales in the prior-year quarter. The increase is primarily due to consulting expense and depreciation and maintenance costs associated with the new ERP business applications software.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

Three months ended April 30

Net sales increased 25.8% to $11,306,000 in the current quarter from $8,990,000 in the prior-year quarter. This increase was primarily due to high unit volumes due to producing more construction related orders than the prior-year quarter.

Gross profit as a percent of net sales increased to 21.4% from 13.3% due to fixed overhead cost spread over larger volumes, improved productivity and higher margins due to improved product mix.

Selling expense increased to $392,000 or 3.5% of net sales in the current year quarter from $323,000 or 3.6% of net sales for the prior-year quarter. The increase was primarily due to higher commissions related to higher margins.

General and administrative expense increased from $767,000 or 8.5% of net sales for the prior-year quarter to $994,000 or 8.8% of net sales in the current year quarter. The increase was primarily due to additional headcount and travel expenses. There was a foreign exchange gain in the prior-year quarter.

Industrial Process Cooling Equipment Business

Three months ended April 30

Net sales of $7,859,000 for the quarter increased 14.9% from $6,842,000 for the comparable quarter in the prior-year. The increase was due primarily to improved conditions in plastic molding and printing markets.

Gross profit increased to 29.4% of net sales from 26.7% of net sales in the prior-year quarter, primarily due to fixed overhead costs over larger volume.

Selling expense increased to $1,001,000 or 12.7% of net sales in the current-year quarter from $857,000 or 12.5% of net sales in the prior-year quarter. The dollar increase was due to the higher commissions due to increased sales.

General and administrative expense increased to $947,000 or 12.0% of net sales from $834,000 or 12.2% of net sales in the prior-year quarter. This dollar increase was primarily due to management incentives resulting from increased earnings and use of consultants.

General Corporate Expense

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

Three months ended April 30

General and administrative expense increased from $1,189,000 in the prior-year quarter to $1,636,000 in the current year quarter, and increased as a percentage of total company net sales from 3.7% in the prior-year quarter to 4.5% in the current year quarter. The increase was mainly due to expenses incurred to comply with Sarbanes-Oxley including consulting fees and additional headcount, and write-off of unamortized loan costs related to debt that was repaid.

Interest expense decreased to $386,000 for the current year quarter from $420,000 in the prior-year quarter. The decrease was primarily due to new borrowings at a lower rate, repayments of debt at 10% per annum and the sale of a building in Winchester, Virginia in June 2004.

Taxes on earnings reflect the estimated annual effective rates for the first quarter 2005. The 31% effective tax rate for the first quarter 2005 is less than the statutory U.S. federal income tax rate and less than the prior-year quarter’s of 41% principally due to the benefit of lower statutory tax rates in the foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2005 were $417,000 as compared to $723,000 at January 31, 2005. The Company used $672,000 from operations during the first three months. Operating cash flows increased by $1,797,000 from the same period in the prior-year. Borrowings of $1,395,000 from the Company’s credit facility, were used to support $1,013,000 in capital spending. Exercise of stock options resulted in $54,000 of cash inflow.

Trade receivables decreased $326,000 and inventories increased $975,000 from January 31, 2005 due to increased sales. Prepaid expenses and other current assets decreased $450,000 due to amortization of prepaid insurance. Other operating assets and liabilities decreased $765,000 from January 31, 2005.

Net cash used for investing activities for the three months ended April 30, 2005 was $1,013,000. Current year capital expenditures included construction of a warehouse and equipment purchases. Capital expenditures increased $740,000 from the prior-year quarter.

Debt totaled $29,151,000, an increase of $1,612,000 since the beginning of the year. Net cash inflows from financing activities were $1,449,000, primarily as a result of borrowings of $14,300,000 and payments of $12,905,000. Exercise of stock options resulted in $54,000 of cash inflow.

The following table summarizes the Company’s estimated contractual obligations, excluding the revolving lines of credit of 12,473,000 at April 30, 2005:

Total		1/31/06		1/31/07		1/31/08		1/31/09		1/31/10		Thereafter

Mortgages	$ 9,142,400		$ 515,700		$ 536,000		$ 569,700		$1,693,300		$602,400		$5,225,300
IRB Payable	3,150,000		--		--		3,150,000		--		--		--
Term Loans	4,332,600		677,600		860,000		2,795,000		--		--		--

Sub Total (1)	$16,625,000		$1,193,300		$1,396,000		$6,514,700		$1,693,300		$602,400		$5,225,300
Capitalized Lease	27,400		12,200		5,800		3,900		3,900		1,600		--
Obligations
Operating lease	1,831,600		359,000		455,600		360,600		272,100		40,800		343,500
obligations
Purchase commitments (2)	8,369,200		7,711,800		517,600		104,300		35,500		--		--

Total	$26,853,200		$9,276,300		$2,375,000		$6,983,500		$2,004,800		$644,800		$5,568,800
(1)	Scheduled maturities, excluding the revolving line of credits.
(2)	Purchase commitments were for purchases orders in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $3,601,000 was composed of accrued pension cost and deferred compensation.

The Company’s working capital was approximately $28,876,000 at April 30, 2005 compared to approximately $26,332,000 at January 31, 2005. The change was primarily due to the decrease in accounts payable.

The Company’s current ratio was 2.3 to 1 for April 30, 2005 and 2.0 to 1 for January 31, 2005, respectively. Debt to total capitalization at April 30, 2005 increased to 48.0% from 46.8% at January 31, 2005.

At April 30, 2005, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement, which matures on November 30, 2007, the Company can borrow under a revolving line of credit. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2005, the prime rate was 5.75%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 2.00 percentage points, respectively. Monthly interest payments were made. As of April 30, 2005, the Company had borrowed $11,424,000 and had $2,952,000 available to it under the revolving line of credit. In addition, $4,745,400 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2005, the amount of restricted cash was $483,000. Cash required for operations is provided by draw-downs on the line of credit.

On March 28, 2005, the Company’s Loan Agreement was amended to (1) add a term loan of $4,300,000 (“Term Loan”) and (2) amend certain covenants (the “Amendment”). The total that can be borrowed under the Loan Agreement remained unchanged to $27,000,000, subject to borrowing base and other requirements. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At March 28, 2005 the prime rate was 5.75% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.5 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

The proceeds of the Term Loan were used to repay the outstanding balance due under the Company’s Note Purchase Agreements ($3,125,000), which have now been cancelled and to reduce the Company’s revolving debt under the Loan Agreement ($1,175,000). Interest rates under the Note Purchase Agreements had been 10% per annum.

ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending October 31, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending April 30, 2006.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (“ETI”) exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union (“EU”) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company in the future will not be material.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact, however, but believes that the impact will not be material.

On December 21, 2004, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of April 30, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company was subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk was mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilized foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts were short-term in duration, generally one year or less. The major currency exposure hedged by the Company was the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at April 30, 2005 or January 31, 2005.

The changeover from national currencies to the Euro began on January 1, 2002 and has not materially affected, the Company’s foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

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

As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter to which this report relates that have materially effected or are reasonably likely to effect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
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

MFRI, INC.

Date:	June 15, 2005	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2005	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)