Form 10-Q
period 2005-07-31
MFRI INC
filed 2005-09-13
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			July 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number					0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 Lehigh Avenue		Niles, Illinois			60714
(Address of principal executive offices)					(Zip Code)

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

subject to such filing requirements for the past 90 days.					Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of
The Exchange Act).	Yes	X	No

On September 10, 2005, there were 5,262,159 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year ending January 31, 2006. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net sales	$40,691	$38,068	$76,893	$70,196
Cost of sales	31,484	29,116	59,709	55,338
Gross profit	9,207	8,952	17,184	14,858

Operating expenses:
Selling expense	2,784	2,494	5,633	5,106
General and administrative expense	4,943	3,946	9,357	7,403
Total operating expenses	7,727	6,440	14,990	12,509

Income from operations	1,480	2,512	2,194	2,349
Income (loss) from joint venture	22	(33)	119	(10)
Interest expense – net	478	455	865	875
Income before income taxes	1,024	2,024	1,448	1,464
Income taxes	313	655	443	424
Net income	$711	$1,369	$1,005	$1,040

Weighted average number of common shares outstanding – basic	5,252	4,922	5,243	4,922
Weighted average number of common shares outstanding - diluted	5,606	4,997	5,613	4,987
Basic earnings per share Net income	$0.14	$0.28	$0.19	$0.21

Diluted earnings per share Net income	$0.13	$0.27	$0.18	$0.21

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2005	January 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$476	$723
Restricted cash	880	973
Trade accounts receivable, net	24,431	22,715
Accounts receivable – related companies	969	887
Costs and estimated earnings in excess of billings on ncompleted contracts	3,512	2,472
Income taxes receivable	296	48
Inventories	22,251	21,050
Deferred income taxes	1,911	1,842
Prepaid expenses and other current assets	1,247	915
Total current assets	55,973	51,625

Property, plant and equipment, net	26,065	25,800

Other Assets:
Patents, net of accumulated amortization	481	582
Goodwill	2,507	2,616
Other assets	4,448	4,893
Total other assets	7,436	8,091
Total Assets	$89,474	$85,516

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,073	$13,072
Accrued compensation and payroll taxes	2,437	2,665
Other accrued liabilities	3,979	3,172
Commissions payable	4,827	4,192
Current maturities of long-term debt	1,431	1,334
Billings in excess of costs and estimated earnings on uncompleted ontracts	1,201	790
Income taxes payable	300	68
Total current liabilities	24,248	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	30,276	26,205
Other	3,016	2,748
Total long-term liabilities	33,292	28,953

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in July 2005 and January 2005; 5,257 issued and outstanding in July 2005 and 5,226 issued and outstanding in January 2005	53	52
Additional paid-in capital	22,959	22,868
Retained earnings	8,917	7,913
Accumulated other comprehensive income	5	437
Total stockholders’ equity	31,934	31,270
Total Liabilities and stockholders’ Equity	$89,474	$85,516

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,005	$1,040
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) loss from joint venture	(119)	10
Depreciation and amortization	1,824	1,911
Provision for uncollectible accounts	58	63
Loss on sale of property, plant and equipment	—	17
Change in operating assets and liabilities:
Trade accounts receivable	(1,775)	(5,822)
Costs and estimated earnings in excess of billings on uncompleted contracts	(629)	(293)
Inventories	(1,201)	(781)
Prepaid expenses and other current assets	(546)	(578)
Current liabilities	(2,623)	1,199
Other operating assets and liabilities	1,473	985
Net Cash Flows from Operating Activities	(2,533)	(2,249)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	10	1,787
Purchases of property and equipment	(2,101)	(635)
Distributions from joint venture	195	—
Net Cash Flows from Investing Activities	(1,896)	1,152

Cash Flows from Financing Activities:
Payments on capitalized lease obligations	(11)	(38)
Borrowings under revolving, term and mortgage loans	17,113	9,061
Repayment of debt	(12,658)	(7,429)
Proceeds from stock options exercised	91	—
Net Cash Flows from Financing Activities	4,535	1,594

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(353)	42

Net Increase (Decrease) in Cash and Cash Equivalents	(247)	539

Cash and Cash Equivalents – Beginning of Period	723	154

Cash and Cash Equivalents – End of Period	$476	$693

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$785	$1,008
Income taxes paid (refunded)	76	(99)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2005

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

2.

The Company’s stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income – as reported	$711	$1,369	$1,005	$1,040
Compensation cost under fair market value-based accounting method net of tax	$(40)	$(26)	$(62)	$(54)
Net income – pro forma	$671	$1,343	$943	$986
Net income per common share – basic, as reported	$0.14	$0.28	$0.19	$0.21
Net income per common share – basic, pro forma	$0.13	$0.27	$0.18	$0.20
Net income per common share – diluted, as reported	$0.13	$0.27	$0.18	$0.21
Net income per common share – diluted, pro forma	$0.12	$0.27	$0.17	$0.20

3.	Inventories consisted of the following:

(In thousands)	July 31, 2005	January 31, 2005
Raw materials	$17,139	$17,049
Work in progress	2,737	2,211
Finished goods	2,375	1,790
Total	22,251	21,050

4.

Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company’s annual impairment test at February 1, 2005 did not result in impairment. Goodwill was $2,507,000 and $2,616,000 at July 31, 2005 and January 31, 2005, respectively. As of July 31, 2005 and January 31, 2005, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of July 31, 2005 and January 31, 2005, $1,407,000 and $1,516,000, respectively, was allocated to the Filtration Products segment. The change in Goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $481,000 and $582,000 at July 31, 2005 and January 31, 2005, respectively. Accumulated amortization was $1,737,000 and $1,636,000 at July 31, 2005 and January 31, 2005, respectively. Future amortization over the next five years ending January 31, will be 2006 - $90,300 (remaining six months), 2007 - $174,000, 2008 - $29,600, 2009 - $26,600 and 2010 - $22,300.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at July 31, 2005 and January 31, 2005 were $3,241,842 and $3,090,812, respectively. Net cost recognized for the three months ended July 31 was as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$29	$25	$58	$50
Interest cost	62	47	124	94
Expected return on plan assets	(63)	(56)	(126)	(112)
Amortization of prior service cost	20	21	40	41
Recognized actuarial loss	50	20	100	39
Net periodic benefit cost	$98	$57	$196	$112

Employer contributions remaining for fiscal year ending January 31, 2006 are expected to be $92,970. In July 2005, a $23,693 contribution was made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$711	$1,369	$1,005	$1,040
Basic weighted average number of Common shares outstanding	5,252	4,922	5,243	4,922
Dilutive effect of stock options	354	75	370	65
Weighted average number of common shares outstanding assuming full dilution	5,606	4,997	5,613	4,987
Basic earnings per share net income	$0.14	$0.28	$0.19	$0.21
Diluted earnings per share net income	$0.13	$0.27	$0.18	$0.21

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	177,100	106,000	75,500	792,000

Stock options with an exercise price below the average stock price	578,705	914,650	680,305	227,250

As of September 10, 2005 a total of 36,038 stock options were exercised since February 1, 2005.

8.	The components of comprehensive income (loss), net of tax, were as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$711	$1,369	$1,005	$1,040
Change in foreign currency translation adjustments	(354)	20	(433)	(183)
Comprehensive	$357	$1,389	$572	$857

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	July 31, 2005	January 31, 2005
Accumulated translation adjustment	$527	$959
Minimum pension liability adjustment (net of tax benefit of $320 at July 31 and January 31, 2005)	(522)	(522)
	$5	$437

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

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net Sales:
Filtration Products	$14,921	$15,370	$31,958	$31,666
Piping Systems	17,727	14,997	29,033	23,987
Industrial Process Cooling Equipment	8,043	7,701	15,902	14,543
Total Net Sales	$40,691	$38,068	$76,893	$70,196

Gross Profit:
Filtration Products	$3,263	$3,248	$6,502	$6,125
Piping Systems	3,769	3,433	6,193	4,632
Industrial Process Cooling Equipment	2,175	2,271	4,489	4,101
Total Gross Profit	$9,207	$8,952	$17,184	$14,858

Income (loss) from Operations:
Filtration Products	$915	$992	$1,860	$1,770
Piping Systems	2,203	2,119	3,241	2,228
Industrial Process Cooling Equipment	202	646	569	785
Corporate	(1,840)	(1,245)	(3,476)	(2,434)
Income from Operations	$1,480	$2,512	$2,194	$2,349

10.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending January 31, 2007.

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

In May 2005, the U.S. Treasury Department and the Internal Revenue Service issued a notice that provides detailed tax guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary tax rate available under AJCA. On December 21, 2004, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of July 31, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

11.	At July 31, 2005, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through July 31, 2005, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $27,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2005, the prime rate was 6.25%, and the margin added to the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was 2.00 percentage points. Monthly interest payments were made. As of July 31, 2005, the Company had borrowed $14,815,000 and had $2,864,000 available to it under the revolving line of credit. In addition, $3,796,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2005, the amount of restricted cash was $880,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Three months ended July 31

Net sales of $40,691,000 for the quarter increased 6.9% from $38,068,000 for the comparable quarter in the prior-year. (See discussion of each business segment below.)

Gross profit of $9,207,000 increased 2.8% from $8,952,000 in the prior-year quarter, and gross margin decreased to 22.6% of net sales in the current year from 23.5% of net sales in the prior-year. (See discussion of each business segment below.)

Net income declined to $711,000 in the current quarter from $1,369,000 in the prior-year quarter. The decrease in net income was due to increased general administrative expense primarily due to increased professional services expenses and use of consultants. (See discussion of each business segment below.)

Six months ended July 31

Net sales of $76,893,000 for the six months increased 9.5% from $70,196,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $17,184,000 increased 15.7% from $14,858,000 for the comparable period in the prior year, while gross margin increased to 22.3% of net sales in the current year from 21.2% of net sales in the prior year. (See discussion of each business segment below.)

Net income declined to $1,005,000 for the six months from $1,040,000 for the comparable period in the prior year. The decrease in net income was due to increased general administrative expense primarily due to increased professional services expenses and use of consultants. (See discussion of each business segment below.)

Filtration Products Business

Three months ended July 31

Net sales for the quarter decreased 2.9% to $14,921,000 from $15,370,000 for the comparable quarter in the prior-year. This decrease was primarily due to lower sales in filter bags and related service work.

Gross profit as a percent of net sales increased to 21.9% in the current year from 21.1% in the prior-year primarily as a result of improved manufacturing efficiency and a favorable product mix.

Selling expense increased to $1,474,000 or 9.9% of net sales from $1,363,000 or 8.9% of net sales for the comparable quarter last year. The increase is primarily due to additional headcount and increased travel.

General and administrative expenses decreased to $874,000 or 5.9% of net sales in the current-year quarter from $894,000 or 5.8% of net sales in the prior-year quarter. The decrease is primarily due to a decrease in legal expenses.

Six months ended July 31

Net sales for the six months increased 0.9% to $31,958,000 from $31,666,000 for the comparable period in the prior year. This increase is primarily due to improved conditions in the domestic steel industry during the first quarter.

Gross profit as a percent of net sales increased to 20.3% in the current year from 19.3% in the prior year, primarily as a result of improved manufacturing efficiency on slightly higher unit volume.

Selling expense for the six months increased to $2,931,000 or 9.2% of net sales from $2,795,000 or 8.8% of net sales for the comparable period in the prior year. The increase is primarily due to additional headcount and increased travel.

General and administrative expenses increased to $1,712,000 or 5.4% of net sales in the current year period from $1,561,000 or 4.9% of net sales in the prior-year. This increase is primarily due to increased professional services expenses.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

Three months ended July 31

Net sales increased 18.2% to $17,727,000 in the current quarter from $14,997,000 in the prior-year quarter. This increase was primarily due to high unit volumes.

Gross profit as a percent of net sales decreased to 21.3% from 22.9% due to slightly lower margins on jobs.

Selling expense increased to $337,000 or 1.9% of net sales in the current year quarter from $276,000 or 1.8% of net sales for the prior-year quarter. The increase was primarily due to higher commissions related to higher sales and a headcount addition.

General and administrative expense increased to $1,229,000 or 6.9% of net sales in the current year quarter from $1,038,000 or 6.9% of net sales for the prior-year quarter. The increase was primarily due to additional headcount, professional services and development expenses.

Six months ended July 31

Net sales of $29,033,000 for the six months increased 18.2% from $23,987,000 for the comparable period in the prior year. This increase is primarily due to some recovery from the weak economy.

Gross profit as a percent of net sales increased to 21.3% from 19.3%, mainly due to an increase in the price of steel.

Selling expense increased to $729,000 or 2.5% of net sales in the current year period from $599,000 or 2.5% of net sales in the prior year period. The dollar increase is primarily due to higher commissions related to higher sales and a headcount addition.

General and administrative expense increased to $2,223,000 or 7.7% net sales in the current year period, compared with $1,805,000 or 7.5% net sales in the prior year period. The increase is primarily due to higher incentive expenses, additional headcount and development expenses.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $8,043,000 for the quarter increased 4.4% from $7,701,000 for the comparable quarter in the prior-year. The increase was due primarily to improved conditions in domestic plastic molding and printing markets.

Gross profit decreased to 27.0% of net sales from 29.5% of net sales in the prior-year quarter, primarily due to pricing pressure in international markets and material cost increases.

Selling expense increased to $973,000 or 12.1% of net sales in the current-year quarter from $855,000 or 11.1% of net sales in the prior-year quarter. The increase was due to additional headcount and higher commissions due to increased sales.

General and administrative expense increased to $1,000,000 or 12.4% of net sales from $769,000 or 10.0% of net sales in the prior-year quarter. This dollar increase was primarily due to increased professional services expenses and use of consultants.

Six months ended July 31

Net sales of $15,902,000 for the six months increased 9.3% from $14,543,000 for the comparable period in the prior year, mainly due to improved conditions in all domestic markets.

Gross margin remained level at 28.2% of net sales.

Selling expense increased to $1,973,000 or 12.4% of net sales in the current year period from $1,712,000 or 11.8% of net sales in the prior year. The increase is primarily due to additional headcount and higher commissions associated with increased sales.

General and administrative expense increased to $1,947,000 or 12.2% of net sales in the current year period from $1,603,000 or 11.0% of net sales in the prior year. This increase is due to increased professional services expenses and use of consultants to implement production planning systems.

General Corporate Expense

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

Three months ended July 31

General and administrative expense increased to $1,840,000 or 4.5% of net sales in the current year quarter from $1,245,000 or 3.3% of net sales in the prior-year quarter. The increase was mainly due to expenses incurred to comply with Sarbanes-Oxley including consulting fees and additional headcount.

Interest expense increased to $478,000 for the current year quarter from $455,000 in the prior-year quarter. The increase was primarily due to the increase in the prime interest rate.

Six months ended July 31

General and administrative expense increased from $2,434,000 in the prior year period to $3,476,000 in the current-year six-month period, and increased as a percentage of net sales from 3.5% in the prior year period to 4.5% in the current year period. The increase is mainly due to expenses incurred to comply with Sarbanes-Oxley including consulting fees and additional headcount.

Interest expense decreased to $864,000 for the current year period from $875,000 for the comparable period in the prior year. The decrease is primarily due to a repayments of debt at 10% per annum and the sale of a building in Winchester, Virginia in June 2004.

Taxes on earnings reflect the estimated annual effective rates for the period ended July 31, 2005. The 29% effective tax rate for the six months ended July 31 is less than the statutory U.S. federal income tax rate and less than the prior-year quarter’s of 41% principally due to the benefit of lower statutory tax rates in the foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2005 were $476,000 as compared to $723,000 at January 31, 2005. The Company used $2,533,000 from operations during the first six months. Operating cash flows decreased by $284,000 from the same period in the prior-year. A cash distribution of $195,000 was received from the Company’s investment in a joint venture. Net borrowings of $4,444,000 from the Company’s credit facility, were used to support $2,101,000 in capital spending. Exercise of stock options resulted in $91,000 of cash inflow.

Trade receivables increased $1,775,000 and inventories increased $1,201,000 from January 31, 2005 due to increased production and sales. Prepaid expenses and other current assets increased $546,000 due to a premium on property insurance paid and increase relating to income taxes payable. Other operating assets and liabilities decreased $1,473,000 from January 31, 2005.

Net cash used for investing activities for the six months ended July 31, 2005 was $1,896,000. Current year capital expenditures included construction of a warehouse and equipment purchases. Capital expenditures increased $1,466,000 from the prior-year period. Proceeds from sale of property and equipment decreased

$1,777,000 from the prior year. On June 17, 2004, the Company sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The Company is leasing from the Buyer approximately 12,000 square feet of the building. There was not a material gain or loss on the sale.

Debt totaled $31,707,000, an increase of $4,169,000 since the beginning of the year. Net cash inflows from financing activities were $4,535,000, primarily as a result of borrowings of $17,113,000 and payments of $12,669,000. Exercise of stock options resulted in $91,000 of cash inflow.

The following table summarizes the Company’s estimated contractual obligations, excluding the revolving lines of credit of 15,171,000 at July 31, 2005:

	Total	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter
Mortgages	$9,248,900	$341,500	$604,000	$639,000	$1,762,900	$672,800	$5,228,700
IRB Payable	3,150,000	—	—	3,150,000	—	—	—
Term Loans	4,117,600	462,600	860,000	2,795,000	—	—	—
Sub Total (1)	$16,516,500	$804,100	$1,464,000	$6,584,000	$1,762,900	$672,800	$5,228,700
Capitalized Lease Obligations	20,100	4,900	5,800	3,900	3,900	1,600	—
Operating lease obligations	1,619,500	242,300	478,500	351,600	268,000	129,800	149,300
Purchase commitments (2)	9,492,600	8,546,200	783,200	110,000	31,700	15,200	6,300
Total	$27,648,700	$9,597,500	$2,731,500	$7,049,500	$2,066,500	$819,400	$5,384,300

(1)	Scheduled maturities, excluding the revolving line of credits
(2)	Purchase commitments were for purchases orders in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $3,016,000 was composed of accrued pension cost and deferred compensation.

The Company’s working capital was approximately $31,725,000 at July 31, 2005 compared to approximately $26,332,000 at January 31, 2005. The change was primarily due to the decrease in accounts payable.

The Company’s current ratio was 2.3 to 1 for July 31, 2005 and 2.0 to 1 for January 31, 2005, respectively. Debt to total capitalization at July 31, 2005 increased to 49.8% from 46.8% at January 31, 2005.

At July 31, 2005, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through July 31, 2005, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $27,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2005, the prime rate was 6.25%, and the margin added to the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was 2.00 percentage points. Monthly interest payments were made. As of July 31, 2005, the Company had borrowed $14,815,000 and had $2,864,000 available to it under the revolving line of credit. In addition, $3,796,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2005, the amount of restricted cash was $880,000. Cash required for operations is provided by draw-downs on the line of credit.

ACCOUNTING PRONOUNCEMENTS

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending January 31, 2007.

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

In May 2005, the U.S. Treasury Department and the Internal Revenue Service issued a notice that provides detailed tax guidance for U.S. companies that elect to repatriate earnings from foreign subsidiaries subject to the temporary tax rate available under AJCA. On December 21, 2004, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” was issued. FSP 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. FSP 109-2 was effective upon issuance. As of July 31, 2005, management had not decided on whether, and to what extent the Company might repatriate foreign earnings, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company was subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk was mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilized foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts were short-term in duration, generally one year or less. The major currency exposure hedged by the Company was the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at July 31, 2005 or January 31, 2005.

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

As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter to which this report relates that have materially effected or are reasonably likely to effect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on June 23, 2005. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

	For	Against
David Unger	4,891,473	1,400
Henry M. Mautner	4,885,173	7,700
Bradley E. Mautner	4,890,698	2,175
Arnold F. Brookstone	4,885,173	7,700
Eugene Miller	4,885,373	7,500
Stephen B. Schwartz	4,891,098	1,775
Dennis Kessler	4,891,873	1,000

Item 6. Exhibits.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

(32)	Section 1350 Certifications
	(1)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
	(2)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	September 13, 2005	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2005	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)