Form 10-Q/A
period 2005-07-31
MFRI INC
filed 2005-12-14
CIK 914122

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

This amendment is being filed solely to correct a check of a box on the cover which had mistakenly indicated that the Registrant is an accelerated filer as defined in Rule 12b-2 of The Exchange Act.

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

MFRI, INC.

Date:	December 14, 2005	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 14, 2005	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)