Form 10-Q
period 2005-10-31
MFRI INC
filed 2005-12-14
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		October 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from			to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware			36-3922969
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

7720 Lehigh Avenue		Niles, Illinois		60714
(Address of principal executive offices)				(Zip Code)

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

On December 9, 2005, there were 5,262,697 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year ending January 31, 2006. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net sales	$39,384	$39,708	$116,277	$109,904
Cost of sales	30,121	30,544	89,830	85,882
Gross profit	9,263	9,164	26,447	24,022

Operating expenses:
Selling expense	3,153	2,583	8,786	7,690
General and administrative expense	4,417	4,098	13,774	11,500
Total operating expenses	7,570	6,681	22,560	19,190

Income from operations	1,693	2,483	3,887	4,832
Income from joint venture	56	189	174	178
Interest expense – net	496	456	1,359	1,331
Income before income taxes	1,253	2,216	2,702	3,679
Income taxes	396	602	840	1,026
Net income	$857	$1,614	$1,862	$2,653

Weighted average number of common shares outstanding – basic	5,262	4,961	5,249	4,935
Weighted average number of common shares outstanding - diluted	5,596	5,304	5,602	5,109
Basic earnings per share Net income	$0.16	$0.33	$0.35	$0.54

Diluted earnings per share Net income	$0.15	$0.30	$0.33	$0.52

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2005	January 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$753	$723
Restricted cash	749	973
Trade accounts receivable, net	24,445	22,715
Accounts receivable – related companies	1,017	887
Costs and estimated earnings in excess of billings on ncompleted contracts	1,890	2,472
Income taxes receivable	0	48
Inventories	21,721	21,050
Deferred income taxes	1,516	1,842
Prepaid expenses and other current assets	1,322	915
Total current assets	53,413	51,625

Property, plant and equipment, net	26,808	25,800

Other Assets:
Patents, net of accumulated amortization	439	582
Goodwill	2,490	2,616
Other assets	4,744	4,893
Total other assets	7,673	8,091
Total Assets	$87,894	$85,516

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$9,982	$13,072
Accrued compensation and payroll taxes	2,744	2,665
Other accrued liabilities	4,072	3,172
Commissions payable	5,137	4,192
Current maturities of long-term debt	1,402	1,334
Billings in excess of costs and estimated earnings on uncompleted ontracts	1,049	790
Income taxes payable	213	68
Total current liabilities	24,599	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	27,397	26,205
Other	3,110	2,748
Total long-term liabilities	30,507	28,953

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in October 2005 and January 2005; 5,263 issued and outstanding in October 2005 and 5,226 issued and outstanding in January 2005	53	52
Additional paid-in capital	23,033	22,868
Retained earnings	9,774	7,913
Accumulated other comprehensive income	(72)	437
Total stockholders’ equity	32,788	31,270
Total Liabilities and Stockholders’ Equity	$87,894	$85,516

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,862	$2,653
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from joint venture	(174)	(178)
Depreciation and amortization	2,916	2,779
Provision for uncollectible accounts	24	(1)
(Gain) loss sale of property, plant and equipment	(39)	17
Change in operating assets and liabilities:
Trade accounts receivable	(1,735)	(8,125)
Costs and estimated earnings in excess of billings on uncompleted contracts	841	483
Inventories	(671)	(2,186)
Prepaid expenses and other current assets	(16)	314
Current liabilities	(2,058)	345
Other operating assets and liabilities	1,355	2,521
Net Cash Flows from Operating Activities	2,305	(1,378)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,911)	(987)
Proceeds from sale of property and equipment	39	1,786
Distributions from joint venture	270	50
Net Cash Flows from Investing Activities	(3,602)	849

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	37,015	10,616
Repayment of debt	(35,429)	(9,940)
Proceeds from stock options exercised	106	228
Tax benefit of stock options exercised	59	-
Payments on capitalized lease obligations	(14)	(51)
Net Cash Flows from Financing Activities	1,737	853

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(410)	51

Net Increase in Cash and Cash Equivalents	30	375

Cash and Cash Equivalents – Beginning of Period	723	154

Cash and Cash Equivalents – End of Period	$753	$529

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,267	$1,306
Income taxes paid (refunded)	83	(196)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2005

1.

The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principals and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2005 audited financial statements have been omitted from these interim financial statements. Reclassifications have been made in prior year financial statements to conform to the current year presentation. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.

The Company’s stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income and earnings per share would have been as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income – as reported	$857	$1,614	$1,862	$2,653
Compensation cost under fair market value-based accounting method net of tax	$(40)	$(54)	$(101)	$(159)
Net income – pro forma	$817	$1,560	$1,761	$2,494
Net income per common share – basic, as reported	$0.16	$0.33	$0.35	$0.54
Net income per common share – basic, pro forma	$0.16	$0.31	$0.34	$0.51
Net income per common share – diluted, as reported	$0.15	$0.30	$0.33	$0.52
Net income per common share – diluted, pro forma	$0.15	$0.29	$0.31	$0.49

3.	Inventories consisted of the following:

(In thousands)	October 31, 2005	January 31, 2005
Raw materials	$15,925	$17,049
Work in progress	2,647	2,211
Finished goods	3,149	1,790
Total	21,721	21,050

4.

Goodwill: Goodwill represents the excess cost over fair value of the net assets of purchased businesses. The Company does not amortize goodwill. The Company performs an annual impairment assessment of goodwill in the first quarter of each year, based on the fair value of the related reporting unit. When performing its annual impairment assessment, the Company compares the fair value of the related reporting unit to its carrying value. Fair values are determined by discounting estimated future cash flows. If the fair value of an operating unit is less than its carrying value, an impairment loss is recorded. The Company’s annual impairment test at February 1, 2005 did not result in impairment. Goodwill was $2,490,000 and $2,616,000 at October 31, 2005 and January 31, 2005, respectively. As of October 31, 2005 and January 31, 2005, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of October 31, 2005 and January 31, 2005, $1,390,000 and $1,516,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $439,000 and $582,000 at October 31, 2005 and January 31, 2005, respectively. Accumulated amortization was $1,779,000 and $1,636,000 at October 31, 2005 and January 31, 2005, respectively. Future amortization over the next five years ending January 31, will be 2006 - $45,200 (remaining three months), 2007 - $174,000, 2008 - $29,600, 2009 - $26,600 and 2010 - $22,300.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at October 31, 2005 and January 31, 2005 were $3,251,176 and $3,090,812, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$29	$25	$87	$75
Interest cost	62	47	186	141
Expected return on plan assets	(63)	(56)	(189)	(168)
Amortization of prior service cost	20	21	60	62
Recognized actuarial loss	50	20	150	59
Net periodic benefit cost	$98	$57	$294	$169

Employer contributions remaining for fiscal year ending January 31, 2006 are expected to be $23,693. In August 2005 a $23,693 contribution was made, and in October 2005 a $45,584 contribution was made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income	$857	$1,614	$1,862	$2,653
Basic weighted average number of common shares outstanding	5,262	4,961	5,249	4,935
Dilutive effect of stock options	334	343	353	174
Weighted average number of common shares outstanding assuming full dilution	5,596	5,304	5,602	5,109
Basic earnings per share net income	$0.16	$0.33	$0.35	$0.54
Diluted earnings per share net income	$0.15	$0.30	$0.33	$0.52

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	176,800	122,000	175,800	158,500

Stock options with an exercise price below the average stock price	570,254	861,704	571,254	848,904

As of December 9, 2005 a total of 36,576 stock options were exercised since February 1, 2005.

8.	The components of comprehensive income (loss), net of tax, were as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income	$857	$1,614	$1,862	$2,653
Change in foreign currency translation adjustments	(77)	364	(510)	181
Comprehensive income	$780	$1,978	$1,352	$2,834

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2005	January 31, 2005
Accumulated translation adjustment	$446	$959
Interest rate swap (net of tax benefit of $2)	4	-
Minimum pension liability adjustment (net of tax benefit of $320 at October 31 and January 31, 2005)	(522)	(522)
Accumulated other comprehensive income (loss)	$(72)	$437

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

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net Sales:
Filtration Products	$15,832	$14,067	$47,789	$45,733
Piping Systems	13,704	18,544	42,738	42,531
Industrial Process Cooling Equipment	9,848	7,097	25,750	21,640
Total Net Sales	$39,384	$39,708	$116,277	$109,904

Gross Profit:
Filtration Products	$3,276	$3,238	$9,778	$9,363
Piping Systems	3,114	3,773	9,307	8,406
Industrial Process Cooling Equipment	2,873	2,153	7,362	6,253
Total Gross Profit	$9,263	$9,164	$26,447	$24,022

Income from Operations:
Filtration Products	$858	$1,060	$2,718	$2,830
Piping Systems	1,580	2,417	4,821	4,644
Industrial Process Cooling Equipment	672	452	1,241	1,238
Corporate (expense)	(1,417)	(1,446)	(4,893)	(3,880)
Income from Operations	$1,693	$2,483	$3,887	$4,832

10.   In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending January 31, 2007. The impact on the Company is not expected to be material.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending October 31, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending April 30, 2006. The impact on the Company in the future is not expected to be material.

On December 5, 2005, the Board of Directors of MFRI, Inc. (the “Company”) approved the acceleration of the vesting requirements for “out-of-the-money” stock options previously granted to employees, including its officers, pursuant to the 2004 Stock Incentive Plan, and “out-of-the-money” stock options previously granted to independent directors pursuant to the 2001 Independent Directors Stock Option Plan. The primary purpose of the acceleration is to eliminate reportable compensation expense the Company would recognize in future periods in its statements of operations upon its adoption of FASB Statement No. 123R (“Share-Based Payments”) in the year beginning February 1, 2006. The Company anticipates that such acceleration of vesting will reduce its pre-tax stock option compensation expense in each of the years 2006 through 2009 by approximately $109,000, or $.02 per share. A Form 8-K was filed on December 9, 2005.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (“ETI”) exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union (“EU”) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company is not expected to be material.

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” was issued. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction would be reported in the period in which the deduction is claimed on the Company’s tax return beginning in 2005. As regulations are still pending, the Company has not been able to quantify the impact, however, but believes that the impact is not expected to be material.

11.	At October 31, 2005, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through March 31, 2005, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $27,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. At October 31, 2005, the prime rate was 6.75%, and the margin added to the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was 2.00 percentage points. Monthly interest payments were made. As of October 31, 2005, the Company had borrowed $12,348,000 and had $3,948,000 available to it under the revolving line of credit. In addition, $3,796,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2005, the amount of restricted cash was $749,000. Cash required for operations is provided by draw-downs on the line of credit.

At September 12, 2005 the Company entered into an interest rate swap agreement through November 28, 2008 under which the interest rate on $8,000,000 is fixed at 4.72% plus LIBOR Margin.

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

RESULTS OF OPERATIONS

MFRI, Inc.

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

Three months ended October 31

Net sales of $39,384,000 for the quarter decreased 0.8% from $39,708,000 for the comparable quarter in the prior year. (See following discussion of each business segment.)

Gross profit of $9,263,000 increased 1.1% from $9,164,000 in the prior year quarter, and gross margin increased to 23.5% of net sales in the current year quarter from 23.1% of net sales in the prior year quarter. (See following discussion of each business segment.)

Net income declined to $857,000 in the current quarter from $1,614,000 in the prior year quarter. The decrease in net income was due to increased selling expense and general administrative expense. Selling expense increased for additional headcount. General administrative expense increased primarily due to start up costs described in the Piping Systems Business section of this report, and costs and operations interruption related to Hurricane Rita. The plant located in New Iberia, LA suffered damage of $143,000 and was not operational for most of October. Other general administrative expense increases included professional services expenses, use of consultants, and SOX404 compliance related spending of $250,000. (See following discussion of each business segment.)

Nine months ended October 31

Net sales of $116,277,000 for the nine months increased 5.8% from $109,904,000 for the comparable period in the prior year. (See following discussion of each business segment.)

Gross profit of $26,447,000 increased 10.1% from $24,022,000 for the comparable period in the prior year, and gross margin increased to 22.7% of net sales in the current year from 21.9% of net sales in the prior year. (See following discussion of each business segment.)

Net income declined to $1,862,000 for the nine months from $2,653,000 for the comparable period in the prior year. The decrease in net income was due to increased general administrative expense primarily due to increased professional services expenses, use of consultants, start up costs described in the Piping Systems Business section of this report, and costs and operational interruption related to Hurricane Rita. (See following discussion of each business segment.)

Filtration Products Business

Three months ended October 31

Net sales for the quarter increased 12.5% to $15,832,000 from $14,067,000 for the comparable quarter in the prior year. This increase was primarily due to higher sales of filter elements.

Gross profit as a percent of net sales decreased to 20.7% in the current year from 23.0% in the prior year primarily as a result of product mix.

Selling expense increased to $1,682,000 or 10.6% of net sales from $1,377,000 or 9.8% of net sales for the comparable quarter last year. The increase is primarily due to additional headcount and increased travel.

General and administrative expenses decreased to $736,000 or 4.6% of net sales in the current year quarter from $801,000 or 5.7% of net sales in the prior year quarter. The decrease is primarily due to a decrease in bank fees due to the redemption of the Industrial Revenue Bonds in September 2004, and decrease in professional services expenses.

Nine months ended October 31

Net sales for the nine months increased 4.5% to $47,789,000 from $45,733,000 for the comparable period in the prior year. This increase is primarily due to improved conditions in the markets.

Gross profit as a percent of net sales remained at 20.5%, primarily as a result of improved manufacturing efficiency on slightly higher unit volume partially offsetting increased raw material costs.

Selling expense for the nine months increased to $4,613,000 or 9.7% of net sales from $4,171,000 or 9.1% of net sales for the comparable period in the prior year. The increase is primarily due to additional headcount and increased travel.

General and administrative expenses increased to $2,447,000 or 5.1% of net sales in the current year period from $2,361,000 or 5.2% of net sales in the prior year. This dollar increase is primarily due to increased professional services expenses.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

Three months ended October 31

Net sales decreased 26.1% to $13,704,000 in the current quarter from $18,544,000 in the prior year quarter. This decrease was primarily due to the installation season ending earlier than in the prior year. In addition, the Oil & Gas operation in Louisiana was disrupted for most of October due to Hurricane Rita

Gross profit as a percent of net sales increased to 22.7% from 20.3% due to improvements in product mix.

Selling expense decreased to $299,000 or 2.2% of net sales in the current year quarter from $333,000 or 1.8% of net sales for the prior year quarter. The dollar decrease was primarily due to lower headcount in the quarter.

General and administrative expense increased to $1,235,000 or 9.0% of net sales in the current year quarter from $1,024,000 or 5.5% of net sales for the prior year quarter. In September, 2005 the Company announced that its Piping Systems Business had established a new company, Perma-Pipe Middle East, FZE, (PPME), in the United Arab Emirates. The company will manufacture specialty pre-insulated piping systems for Dubai, other parts of the United Arab Emirates, and other markets in the region. The increase in general and administrative expense was primarily due to $292,000 in start up costs related to PPME. The plant located in New Iberia, LA suffered damage of $143,000 and was not operational for most of October.

Nine months ended October 31

Net sales of $42,738,000 for the nine months increased 0.5% from $42,531,000 for the comparable period in the prior year.

Gross profit as a percent of net sales increased to 21.8% from 19.8%, mainly due to higher margin jobs and managing the price of steel in contracts.

Selling expense increased to $1,028,000 or 2.4% of net sales in the current year period from $932,000 or 2.2% of net sales in the prior year period. The increase is primarily due to additional headcount early in the year.

General and administrative expense increased to $3,458,000 or 8.1% of net sales in the current year period, compared with $2,829,000 or 6.7% of net sales in the prior year period. The increase in general and administrative expense was primarily due to start up costs of $385,000 related to PPME. The plant located in New Iberia, LA suffered damage of $143,000 and was not operational for most of October.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales of $9,848,000 for the quarter increased 38.8% from $7,097,000 for the comparable quarter in the prior year. The increase was due primarily to improved conditions in domestic plastic molding and printing markets.

Gross profit decreased to 29.2% of net sales from 30.3% of net sales in the prior year quarter, primarily due to pricing pressure in international markets and material cost increases.

Selling expense increased to $1,172,000 or 11.9% of net sales in the current year quarter from $874,000 or 12.3% of net sales in the prior year quarter. The dollar increase was due to additional headcount and higher commissions due to increased sales.

General and administrative expense increased to $1,029,000 or 10.5% of net sales from $828,000 or 11.7% of net sales in the prior year quarter. This dollar increase was primarily due to increased professional services expenses and use of consultants to implement production planning systems.

Nine months ended October 31

Net sales of $25,750,000 for the nine months increased 19.0% from $21,640,000 for the comparable period in the prior year, mainly due to improved conditions in all domestic markets.

Gross margin decreased to 28.6% of net sales from 28.9% of net sales in the prior year, primarily due to pricing pressure in international markets and material cost increases.

Selling expense increased to $3,145,000 or 12.2% of net sales in the current year period from $2,586,000 or 12.0% of net sales in the prior year. The increase is primarily due to additional headcount and higher commissions associated with increased sales.

General and administrative expense increased to $2,976,000 or 11.6% of net sales in the current year period from $2,431,000 or 11.2% of net sales in the prior year. This increase is due to increased professional services expenses and use of consultants to implement production planning systems.

General Corporate Expense

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

Three months ended October 31

General and administrative expense decreased to $1,417,000 or 3.6% of net sales in the current year quarter from $1,446,000 or 3.6% of net sales in the prior year quarter. The dollar decrease was mainly due to decrease in group insurance expense.

Interest expense increased to $496,000 for the current year quarter from $456,000 in the prior year quarter. The increase was primarily due to the increase in interest rates.

Nine months ended October 31

General and administrative expense increased to $4,894,000 in the current year nine-month period from $3,879,000 in the prior year period, and increased as a percentage of net sales to 4.2% in the current year period from 3.5% in the prior year period. The increase is mainly due to expenses incurred to comply with Sarbanes-Oxley including consulting fees and additional headcount.

Interest expense increased to $1,360,000 for the current year period from $1,331,000 for the comparable period in the prior year. The increase is primarily due to the increase in interest rates.

Taxes on earnings reflected the estimated annual effective rates for the period ended October 31, 2005. The 31% effective tax rate for the nine months ended October 31 was less than the statutory U.S. federal income tax rate principally due to a research and development tax credit, state net operating losses not previously benefited, and the benefit of lower statutory tax rates in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2005 were $753,000 as compared to $723,000 at January 31, 2005. The Company used $2,305,000 from operations during the first nine months. Operating cash flows increased by

$3,683,000 from the same period in the prior year. A cash distribution of $270,000 was received from the Company’s investment in a joint venture. Net borrowings of $1,572,000 from the Company’s credit facility, and operating cashflow were used to support $3,936,000 in capital spending. Exercise of stock options resulted in $106,000 of cash inflow.

Trade receivables increased $1,735,000 and inventories increased $671,000 from January 31, 2005 due to increased production and sales. Other operating assets and liabilities decreased $1,356,000 from January 31, 2005.

Net cash used for investing activities for the nine months ended October 31, 2005 was $3,602,000. Current year capital expenditures included construction of a warehouse and equipment purchases. Capital expenditures increased $2,924,000 from the prior year period. Proceeds from sale of property and equipment decreased $1,747,000 from the prior year. On June 17, 2004, the Company sold one of its buildings located in Winchester, Virginia. The building sold consisted of 66,998 square feet on 10 acres. The Company is leasing from the Buyer approximately 12,000 square feet of the building. There was not a material gain or loss on the sale.

Debt totaled $28,799,000, an increase of $1,260,000 since the beginning of the year. Net cash inflows from financing activities were $1,678,000, primarily as a result of borrowings of $37,015,000 and payments of $35,429,000. Exercise of stock options resulted in $106,000 of cash inflow.

The Company’s working capital was approximately $28,815,000 at October 31, 2005 compared to approximately $26,332,000 at January 31, 2005. The change was primarily due to the increase in accounts receivable and the decrease in accounts payable.

The Company’s current ratio was 2.2 to 1 for October 31, 2005 and 2.0 to 1 for January 31, 2005, respectively. Debt to total capitalization at October 31, 2005 and January 31, 2005 was 46.8%.

At October 31, 2005, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through March 31, 2005, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $27,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. At October 31, 2005, the prime rate was 6.75%, and the margin added to the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was 2.00 percentage points. Monthly interest payments were made. As of October 31, 2005, the Company had borrowed $12,348,000 and had $3,948,000 available to it under the revolving line of credit. In addition, $3,796,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2005, the amount of restricted cash was $749,000. Cash required for operations is provided by draw-downs on the line of credit.

At September 12, 2005 the Company entered into an interest rate swap agreement through November 28, 2008 under which the interest rate on $8,000,000 is fixed at 4.72% plus LIBOR Margin.

ACCOUNTING PRONOUNCEMENTS

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending January 31, 2007. The impact on the Company is not expected to be material.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending October 31, 2005. The SEC’s new rule allows the Company to implement Statement No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending April 30, 2006. The impact on the Company is not expected to be material.

On December 5, 2005, the Board of Directors of MFRI, Inc. (the “Company”) approved the acceleration of the vesting requirements for “out-of-the-money” stock options previously granted to employees, including its officers, pursuant to the 2004 Stock Incentive Plan, and “out-of-the-money” stock options previously granted to independent directors pursuant to the 2001 Independent Directors Stock Option Plan. The primary purpose of the acceleration is to eliminate reportable compensation expense the Company would recognize in future periods in its statements of operations upon its adoption of FASB Statement No. 123R (“Share-Based Payments”) in the year beginning February 1, 2006. The Company anticipates that such acceleration of vesting will reduce its pre-tax stock option compensation expense in each of the years 2006 through 2009 by approximately $109,000, or $.02 per share. A Form 8-K was filed on December 9, 2005.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income (“ETI”) exclusion tax benefit for foreign sales which the World Trade Organization (“WTO”) ruled was an illegal export subsidy. The European Union (“EU”) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. This will have no material impact on the Company. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The impact on the Company is not expected to be material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company was subject to market risk associated with changes in foreign currency exchange rates and interest rates. Foreign currency exchange rate risk was mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company also utilized foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts were short-term in duration, generally one year or less. The major currency exposure hedged by the Company was the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at October 31, 2005 or January 31, 2005.

The changeover from national currencies to the Euro began on January 1, 2002 and has not materially affected, the Company’s foreign currency exchange risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

The Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates under the revolving credit agreement. Under the terms of the swap agreement, the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At October 31, 2005 one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. The swap agreement exchanges the variable rate to fixed interest rate payments of 4.72% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the quarter ended October 31, 2005. The fair value of the derivative financial instrument was $6,536 at October 31, 2005. At October 31, 2005 $4,300, net of deferred tax benefits of $2,200, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge.

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

As of October 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the Company’s periodic SEC filings. There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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