Form 10-Q/A
period 2005-10-31
MFRI INC
filed 2006-01-12
CIK 914122

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
The Exchange Act).	Yes	No	X

On December 9, 2005, there were 5,262,697 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This amendment is being filed solely to correct the cover which had mistakenly did not include Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

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

MFRI, INC.

Date:	January 12, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	January 6, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)