Form 10-Q/A
period 2005-04-30
MFRI INC
filed 2006-04-28
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

On June 10, 2005, there were 5,248,308 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

This amendment is being filed to restate the MFRI, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Balance Sheets (Unaudited) Condensed Consolidated Statements of Cash Flows (Unaudited), and Notes to Condensed Consolidated Financial Statements (Unaudited) to correct errors in accounting for inventories as described in footnote 12 Financial Statement herein. The Company (as defined below) is also revising the discussion under Item 4, Controls and Procedures in light of the restatement.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company” or “Registrant”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year ending January 31, 2006. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended April 30,
	2005 (As restated)	2004
Net sales	$36,202	$32,128
Cost of sales	28,335	26,222
Gross profit	7,867	5,906

Operating expenses:
Selling expense	2,849	2,612
General and administrative expense	4,414	3,457
Total operating expenses	7,263	6,069

Income (loss) from operations	604	(163)
Income from joint venture	96	23
Interest expense - net	386	420
Income (loss) before income taxes	314	(560)
Income taxes (benefit)	96	(231)
Net income (loss)	$218	$(329)

Weighted average number of common shares outstanding - basic	5,234	4,922
Weighted average number of common shares outstanding - Diluted	5,623	4,922
Basic earnings per share
Net income (loss)	$0.04	$(0.07)

Diluted earnings per share
Net income (loss)	$0.04	$(0.07)

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	April 30,	January 31,
Assets	2005 (As restated)	2005
Current Assets:
Cash and cash equivalents	$417	$723
Restricted cash	483	973
Trade accounts receivable, net	22,570	22,715
Accounts receivable – related companies	900	887
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,058	2,472
Income taxes receivable	—	48
Inventories	21,914	21,050
Deferred income taxes	1,941	1,842
Prepaid expenses and other current assets	694	915
Total current assets	50,977	51,625

Property, plant and equipment, net	26,057	25,800

Other Assets:
Patents, net of accumulated amortization	533	582
Goodwill	2,596	2,616
Other assets	4,779	4,893
Total other assets	7,908	8,091
Total Assets	$84,942	$85,516

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$11,073	13,072
Accrued compensation and payroll taxes	2,350	2,665
Other accrued liabilities	2,438	3,172
Commissions payable	3,516	4,192
Current maturities of long-term debt	1,450	1,334
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,341	790
Income taxes payable	9	68
Total current liabilities	22,177	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	27,701	26,205
Other	3,601	2,748
Total long-term liabilities	31,302	28,953
Stockholders’ Equity:
Common stock, $.01 par value, authorized-50,000 shares in April 2005 and January 2005; 5,244 issued and outstanding in April 2005 and 5,226 issued and outstanding in January 2005.....................................	53	52
Additional paid-in capital	22,922	22,868
Retained earnings	8,130	7,913
Accumulated other comprehensive income	358	437
Total stockholders’ equity	31,463	31,270
Total Liabilities and Stockholders’ Equity	$84,942	$85,516

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended April 30,
(In thousands)	2005 (As restated)	2004
Cash Flows from Operating Activities:
Net income (loss)	$218	$(329)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) from joint venture	(96)	(23)
Depreciation and amortization	831	987
Provision for uncollectible accounts	(22)	10
Loss on sale of property, plant and equipment	—	1
Change in operating assets and liabilities:
Trade accounts receivable	167	(2,147)
Costs and estimated earnings in excess of billings on uncompleted contracts	966	(662)
Inventories	(865)	(1,480)
Prepaid expenses and other current assets	416	(488)
Current liabilities	(3,052)	1,965
Other operating assets and liabilities	765	(303)
Net Cash Flows from Operating Activities	(672)	(2,469)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	—
Purchases of property and equipment	(1,013)	(273)
Investment in joint venture	—	—
Net Cash Flows from Investing Activities	(1,013)	(273)

Cash Flows from Financing Activities:
Payments on capitalized lease obligations	—	(24)
Borrowings under revolving, term and mortgage loans	14,300	8,731
Repayment of debt	(12,905)	(5,691)
Proceeds from stock options exercised	54	—
Net Cash Flows from Financing Activities	1,449	3,016

Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(70)	(20)
Net Increase (Decrease) in Cash and Cash Equivalents	(306)	254

Cash and Cash Equivalents – Beginning of Period	723	154

Cash and Cash Equivalents – End of Period	$417	$408

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$339	$463
Income taxes paid (refunded)	39	(104)

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

2.

The Company’s stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

In Thousands	Three Months Ended April 30,
	2005 (As restated)	2004
Net income (loss) – as reported	$218	$(329)
Compensation cost under fair-market value-based accounting method net of tax (in thousands)	(21)	(42)
Net income (loss) – pro forma	$197	$(371)
Net income (loss) per common share – basic, as reported	$0.04	$(0.07)
Net income (loss) per common share – basic, pro forma	$0.04	$(0.08)
Net income (loss) per common share – diluted, as reported	$0.04	$(0.07)
Net income (loss) per common share - diluted, pro forma	$0.04	$(0.08)

3.	Inventories consisted of the following:

	April 30,	January 31,
(In thousands)	2005 (As restated)	2005
Raw materials	$16,864	$17,049
Work in process	3,008	2,211
Finished goods	2,042	1,790
Total	$21,914	$21,050

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

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at April 30, 2005 and January 31, 2005 were $2,947,438 and $3,090,812, respectively. Net cost recognized for the three months ended April 30 was as follows:

(In thousands)	Three Months Ended April 30,
Components of net periodic benefit cost:	2005	2004
Service cost	$29	$25
Interest cost	62	47
Expected return on plan assets	(63)	(56)
Amortization of prior service cost	20	21
Recognized actuarial loss	50	20
Net periodic benefit cost	$98	$57

Employer contributions for fiscal year ending January 31, 2006 are expected to be $71,079.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended April 30,
	2005 (As restated)	2004
Net income (loss)	$218	$(329)
Basic weighted average number of common shares outstanding	5,234	4,922
Dilutive effect of stock options	389	—
Weighted average number of common shares outstanding assuming full dilution	5,623	4,922

Basic earnings per share
Net income (loss)	$0.04	$(0.07)

Diluted earnings per share
Net income (loss)	$0.04	$(0.07)

	Three Months Ended April 30,
	2005	2004
Weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	75,000	791,000

Stock options with an exercise price below the average stock price	595,568	—

As of June 10, 2005 a total of 22,187 stock options were exercised since February 1, 2005.

8.	The components of comprehensive income (loss), net of tax, were as follows:

(In thousands)	Three Months Ended April 30,
	2005 (As restated)	2004
Net income (loss)	$218	$(329)
Change in foreign currency translation adjustments	(79)	(203)
Comprehensive income (loss)	$139	$(532)

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

	April 30,	January 31,
(In thousands)	2005	2005
Accumulated translation adjustment	$881	$959
Minimum pension liability adjustment (net of tax benefit of $320 at April 30 and January 31, 2005)......	(522)	(522)
Total	$359	$437

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

(In thousands)	Three Months Ended April 30,
	2005 (As restated)	2004
Net Sales:
Filtration Products	$17,037	$16,296
Piping Systems	11,306	8,990
Industrial Process Cooling Equipment	7,859	6,842
Total Net Sales	$36,202	$32,128

Gross Profit:
Filtration Products	$3,129	$2,877
Piping Systems	2,424	1,199
Industrial Process Cooling Equipment	2,314	1,830
Total Gross Profit	$7,867	$5,906

Income (loss) from Operations:
Filtration Products	$835	$778
Piping Systems	1,038	109
Industrial Process Cooling Equipment	367	139
Corporate	(1,636)	(1,189)
Income from Operations	$604	$(163)

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

12. The Company has restated the First Quarter 2005 Financial Statements to correct errors in inventory transaction processing using an Enterprise Resources Planning system installed in December 2004 at the Registrant’s production facility for filtration products in Winchester, VA. (“Midwesco Filter”), which errors occurred subsequent to Midwesco Filter’s January 31, 2005 physical inventory, during each of the first three quarters of 2005, and were discovered by Registrant’s accounting personnel when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant’s sales, cash flows, or business prospects; however the errors affected a number of line items on the Company’s income statement and balance sheet including net income, inventories and total assets, as set forth below. The table below reflects the quarterly effect of the errors in accounting for inventories on the financials as originally reported.

Amounts in thousands except per share data Three Months Ended April 30, 2005	As Previously Reported	Restatement amount	As Restated
Income Statement:
Cost of sales	$28,225	$110	$28,335
Gross profit	7,977	110	7,867
Income from operations	714	110	604
Income before income taxes	424	110	314
Income taxes	130	34	96
Net Income	$294	$76	$218

Basic Earnings per share Net Income	$0.06	$0.02	$0.04
Diluted Earnings per share Net Income	$0.05	$0.01	$0.04

Balance Sheet:
Inventories	$22,024	$110	$21,914
Total Current Assets	51,087	110	50,977
Total Assets	85,052	110	84,942
Income taxes payable	43	34	9
Total current liabilities	22,211	34	22,177
Retained earnings	8,206	76	8,130
Total Liabilities and Stockholders’ Equity	$85,052	$110	$84,942

Statements of Cashflow:
Net Income	$294	$76	$218
Change in Inventories	(975)	110	(865)
Change in Prepaid Expenses and other current assets	$450	$34	$416

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gross profit of $7,867,000 increased 33.2% from $5,906,000 in the prior-year quarter, and gross margin increased to 21.7% of net sales in the current year from 18.4 % of net sales in the prior-year. (See discussion of each business segment below.)

The Company has restated the First Quarter 2005 Financial Statements to correct errors in inventory transaction processing using an Enterprise Resources Planning system installed in December 2004 at the Registrant’s production facility for filtration products in Winchester, VA. (“Midwesco Filter”), which errors occurred subsequent to Midwesco Filter’s January 31, 2005 physical inventory, during each of the first three quarters of 2005, and were discovered by Registrant’s accounting personnel when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant’s sales, cash flows, or business prospects. See Note 12 to the financial statements which include a table that reflects the quarterly effect of the errors in accounting for inventories on the financials as originally reported.

Net income rose to $218,000 in the current quarter from a loss of $329,000 in the prior-year quarter. The increase in net income was due to increased revenue. (See discussion of each business segment below.)

Filtration Products Business

Three months ended April 30

Net sales for the quarter increased 4.5% to $17,037,000 from $16,296,000 for the comparable quarter in the prior-year. This increase was primarily due to sales in pleated filter elements.

Gross profit as a percent of net sales increased to 18.4% in the current year from 17.7% in the prior-year primarily as a result of improved manufacturing efficiency on slightly higher unit volume and a favorable product mix.

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

Trade receivables decreased $326,000 and inventories increased $865,000 from January 31, 2005 due to increased sales. Prepaid expenses and other current assets decreased $416,000 due to amortization of prepaid insurance. Other operating assets and liabilities decreased $765,000 from January 31, 2005.

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

The following table summarizes the Company’s estimated contractual obligations, excluding the revolving lines of credit of 12,473,000 at April 30, 2005:

	Total	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10	Thereafter
Mortgages	$9,142,400	$515,700	$536,000	$569,700	$1,693,300	$602,400	$5,225,300
IRB Payable	3,150,000	—	—	3,150,000	—	—	—
Term Loans	4,332,600	677,600	860,000	2,795,000	—	—	—
Sub Total (1)	$16,625,000	$1,193,300	$1,396,000	$6,514,700	$1,693,300	$602,400	$5,225,300
Capitalized Lease Obligations	27,400	12,200	5,800	3,900	3,900	1,600	—
Operating lease obligations	1,831,600	359,000	455,600	360,600	272,100	40,800	343,500
Purchase commitments (2)	8,369,200	7,711,800	517,600	104,300	35,500	—	—
Total	$26,853,200	$9,276,300	$2,375,000	$6,983,500	$2,004,800	$644,800	$5,568,800

(1)	Scheduled maturities, excluding the revolving line of credits
(2)	Purchase commitments were for purchases orders in the normal course of business to meet operational and capital expenditure requirements.

Other long term liability of $3,601,000 was composed of accrued pension cost and deferred compensation.

The Company’s working capital was approximately $28,800,000 at April 30, 2005 compared to approximately $26,332,000 at January 31, 2005. The change was primarily due to the decrease in accounts payable.

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

As of April 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended April 30, 2005, performed additional procedures relating to inventory to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

When processing inventory transactions using an Enterprise Resources Planning system installed in December 2004 at the Company's production facility for filtration products in Winchester, VA ("Midwesco Filter"), errors were made subsequent to Midwesco Filter's January 31, 2005 physical inventory, and during each of the interim fiscal quarters of 2005, including the interim fiscal period reported in this report, which were discovered by Registrant's accounting personnel only when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant's sales, cash flows, or business prospects. However, the errors did result in the overstatement of inventories, current assets, total assets, income before income taxes, and net income for each of the interim fiscal quarters of 2005, including the interim fiscal period reported in this report, as described in the footnote 12 of the Financial Statements herein.

Changes in Internal Controls.

Since April 30, 2005, the Company has taken steps to correct transaction processing procedures, accounting controls and reporting controls at Midwesco Filter to prevent recurrence of such errors. The Company has also examined controls and procedures at the Registrant's other locations to detect the presence of possible weaknesses similar to those that caused the above errors, and has analyzed the inventory accounts at Registrant's other locations to detect the possible presence of errors similar to those described above. No such weaknesses or errors were detected.

Other than the change discussed above, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

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

MFRI, INC.

Date:	April 27, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)