Form 10-Q/A
period 2005-07-31
MFRI INC
filed 2006-04-28
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company” or (“Registrant”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Reclassifications have been made in prior-year financial statements to conform to the current-year presentation. The results of operations for the quarter ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year ending January 31, 2006. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the country.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005 (As restated )	2004	2005 (As restated )	2004
Net sales	$40,691	$38,068	$76,893	$70,196
Cost of sales	31,617	29,116	59,952	55,338
Gross profit	9,074	8,952	16,941	14,858

Operating expenses:
Selling expense	2,784	2,494	5,633	5,106
General and administrative expense	4,943	3,946	9,357	7,403
Total operating expenses	7,727	6,440	14,990	12,509

Income from operations	1,347	2,512	1,951	2,349
Income (loss) from joint venture	22	(33)	119	(10)
Interest expense – net	478	455	865	875
Income before income taxes	891	2,024	1,205	1,464
Income taxes	272	655	368	424
Net income	$619	$1,369	$837	$1,040

Weighted average number of common shares outstanding – basic	5,252	4,922	5,243	4,922
Weighted average number of common shares outstanding - diluted	5,606	4,997	5,613	4,987
Basic earnings per share Net income	$0.12	$0.28	$0.16	$0.21

Diluted earnings per share Net income	$0.11	$0.27	$0.15	$0.21

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2005 (As restated)	January 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$476	$723
Restricted cash	880	973
Trade accounts receivable, net	24,431	22,715
Accounts receivable – related companies	969	887
Costs and estimated earnings in excess of billings on ncompleted contracts	3,512	2,472
Income taxes receivable	296	48
Inventories	22,008	21,050
Deferred income taxes	1,911	1,842
Prepaid expenses and other current assets	1,247	915
Total current assets	55,730	51,625

Property, plant and equipment, net	26,065	25,800

Other Assets:
Patents, net of accumulated amortization	481	582
Goodwill	2,507	2,616
Other assets	4,448	4,893
Total other assets	7,436	8,091
Total Assets	$89,231	$85,516

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$10,073	$13,072
Accrued compensation and payroll taxes	2,437	2,665
Other accrued liabilities	3,979	3,172
Commissions payable	4,827	4,192
Current maturities of long-term debt	1,431	1,334
Billings in excess of costs and estimated earnings on uncompleted ontracts	1,201	790
Income taxes payable	225	68
Total current liabilities	24,173	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	30,276	26,205
Other	3,016	2,748
Total long-term liabilities	33,292	28,953
Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in July 2005 and January 2005; 5,257 issued and outstanding in July 2005 and 5,226 issued and outstanding in January 2005	53	52
Additional paid-in capital	22,959	22,868
Retained earnings	8,749	7,913
Accumulated other comprehensive income	5	437
Total stockholders’ equity	31,766	31,270
Total Liabilities and stockholders’ Equity	$89,231	$85,516

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2005 (As restated)	2004
Cash Flows from Operating Activities:
Net income	$837	$1,040
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) loss from joint venture	(119)	10
Depreciation and amortization	1,824	1,911
Provision for uncollectible accounts	58	63
Loss on sale of property, plant and equipment	—	17
Change in operating assets and liabilities:
Trade accounts receivable	(1,775)	(5,822)
Costs and estimated earnings in excess of billings on uncompleted contracts	(629)	(293)
Inventories	(958)	(781)
Prepaid expenses and other current assets	(621)	(578)
Current liabilities	(2,623)	1,199
Other operating assets and liabilities	1,473	985
Net Cash Flows from Operating Activities	(2,533)	(2,249)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	10	1,787
Purchases of property and equipment	(2,101)	(635)
Distributions from joint venture	195	—
Net Cash Flows from Investing Activities	(1,896)	1,152

Cash Flows from Financing Activities:
Payments on capitalized lease obligations	(11)	(38)
Borrowings under revolving, term and mortgage loans	17,113	9,061
Repayment of debt	(12,658)	(7,429)
Proceeds from stock options exercised	91	—
Net Cash Flows from Financing Activities	4,535	1,594

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(353)	42

Net Increase (Decrease) in Cash and Cash Equivalents	(247)	539

Cash and Cash Equivalents – Beginning of Period	723	154

Cash and Cash Equivalents – End of Period	$476	$693

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$785	$1,008
Income taxes paid (refunded)	76	(99)

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

2.

The Company’s stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net income – as reported	$619	$1,369	$837	$1,040
Compensation cost under fair market value-based accounting method net of tax	$(40)	$(26)	$(62)	$(54)
Net income – pro forma	$579	$1,343	$775	$986
Net income per common share – basic, as reported	$0.12	$0.28	$0.16	$0.21
Net income per common share – basic, pro forma	$0.11	$0.27	$0.15	$0.20
Net income per common share – diluted, as reported	$0.11	$0.27	$0.15	$0.21
Net income per common share – diluted, pro forma	$0.10	$0.27	$0.14	$0.20

3.	Inventories consisted of the following:

(In thousands)	July 31, 2005 (As restated)	January 31, 2005
Raw materials	$16,732	$17,049
Work in progress	2,781	2,211
Finished goods	2,495	1,790
Total	22,008	21,050

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

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at July 31, 2005 and January 31, 2005 were $3,241,842 and $3,090,812, respectively. Net cost recognized for the three months ended July 31 was as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$29	$25	$58	$50
Interest cost	62	47	124	94
Expected return on plan assets	(63)	(56)	(126)	(112)
Amortization of prior service cost	20	21	40	41
Recognized actuarial loss	50	20	100	39
Net periodic benefit cost	$98	$57	$196	$112

Employer contributions remaining for fiscal year ending January 31, 2006 are expected to be $92,970. In July 2005, a $23,693 contribution was made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net income	$619	$1,369	$837	$1,040
Basic weighted average number of Common shares outstanding	5,252	4,922	5,243	4,922
Dilutive effect of stock options	354	75	370	65
Weighted average number of common shares outstanding assuming full dilution	5,606	4,997	5,613	4,987
Basic earnings per share net income	$0.12	$0.28	$0.16	$0.21
Diluted earnings per share net income	$0.11	$0.27	$0.15	$0.21

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	177,100	106,000	75,500	792,000

Stock options with an exercise price below the average stock price	578,705	914,650	680,305	227,250

As of September 10, 2005 a total of 36,038 stock options were exercised since February 1, 2005.

8.	The components of comprehensive income (loss), net of tax, were as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net income	$619	$1,369	$837	$1,040
Change in foreign currency translation adjustments	(354)	20	(433)	(183)
Comprehensive	$265	$1,389	$404	$857

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	July 31, 2005	January 31, 2005
Accumulated translation adjustment	$527	$959
Minimum pension liability adjustment (net of tax benefit of $320 at July 31 and January 31, 2005)	(522)	(522)
	$5	$437

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

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net Sales:
Filtration Products	$14,921	$15,370	$31,958	$31,666
Piping Systems	17,727	14,997	29,033	23,987
Industrial Process Cooling Equipment	8,043	7,701	15,902	14,543
Total Net Sales	$40,691	$38,068	$76,893	$70,196

Gross Profit:
Filtration Products	$3,130	$3,248	$6,259	$6,125
Piping Systems	3,769	3,433	6,193	4,632
Industrial Process Cooling Equipment	2,175	2,271	4,489	4,101
Total Gross Profit	$9,074	$8,952	$16,941	$14,858

Income (loss) from Operations:
Filtration Products	$782	$992	$1,617	$1,770
Piping Systems	2,203	2,119	3,241	2,228
Industrial Process Cooling Equipment	202	646	569	785
Corporate	(1,840)	(1,245)	(3,476)	(2,434)
Income from Operations	$1,347	$2,512	$1,951	$2,349

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

12. The Company has restated the Second Quarter 2005 Financial Statements to correct errors in inventory transaction processing using an Enterprise Resources Planning system installed in December 2004 at the Registrant’s production facility for filtration products in Winchester, VA. (“Midwesco Filter”), which errors occurred subsequent to Midwesco Filter’s January 31, 2005 physical inventory, during each of the first three quarters of 2005, and were discovered by Registrant’s accounting personnel when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant’s sales, cash flows, or business prospects; however the errors affected a number of line items on the Company’s income statement and balance sheet including net income, inventories and total assets, as set forth below. The tables below reflect the quarterly and year to date effect of the errors in accounting for inventories on the financials as originally reported.

Amounts in thousands except per share data Three Months Ended July 31, 2005	As Previously Reported	Restatement amount	As Restated
Income Statement:
Cost of sales	$31,484	$133	$31,617
Gross profit	9,207	133	9,074
Income from operations	1,480	133	1,347
Income before income taxes	1,024	133	891
Income taxes	313	41	272
Net Income	$711	$92	$619

Basic Earnings per share Net Income	$0.14	$0.02	$0.12
Diluted Earnings per share Net Income	$0.13	$0.02	$0.11

Six Months Ended July 31, 2005	As Previously Reported	Restatement amount	As Restated
Income Statement:
Cost of sales	$59,709	$243	$59,952
Gross profit	17,184	243	16,941
Income from operations	2,194	243	1,951
Income before income taxes	1,448	243	1,205
Income taxes	443	75	368
Net Income	$1,005	$168	$837
Basic Earnings per share Net Income	$0.19	$0.03	$0.16
Diluted Earnings per share Net Income	$0.18	$0.03	$0.15

Balance Sheet:
Inventories	$22,251	$243	$22,008
Total Current Assets	55,973	243	55,730
Total Assets	89,474	243	89,231
Income taxes payable	300	75	225
Total current liabilities	24,248	75	24,173
Retained earnings	8,917	168	8,749
Total Liabilities and Stockholders’ Equity	$89,474	$243	$89,231

Statements of Cashflow:
Net Income	$1,005	$168	$837
Change in Inventories	(1,201)	243	(958)
Change in Prepaid Expenses and other current assets	$(546)	$75	$(621)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gross profit of $9,074,000 increased 1.4% from $8,952,000 in the prior-year quarter, and gross margin decreased to 22.3% of net sales in the current year from 23.5% of net sales in the prior-year. (See discussion of each business segment below.)

The Company has restated the Second Quarter 2005 Financial Statements to correct errors in inventory transaction processing using an Enterprise Resources Planning system installed in December 2004 at the Registrant’s production facility for filtration products in Winchester, VA. (“Midwesco Filter”), which errors occurred subsequent to Midwesco Filter’s January 31, 2005 physical inventory, during each of the first three quarters of 2005, and were discovered by Registrant’s accounting personnel when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant’s sales, cash flows, or business prospects. See Note 12 to the financial statements which include a table that reflects the quarterly effect of the errors in accounting for inventories on the financials as originally reported.

Net income declined to $619,000 in the current quarter from $1,369,000 in the prior-year quarter. The decrease in net income was due to increased general administrative expense primarily due to increased professional services expenses and use of consultants. (See discussion of each business segment below.)

Six months ended July 31

Net sales of $76,893,000 for the six months increased 9.5% from $70,196,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $16,941,000 increased 14.0% from $14,858,000 for the comparable period in the prior year, while gross margin increased to 22.0% of net sales in the current year from 21.2% of net sales in the prior year. (See discussion of each business segment below.)

Net income declined to $837,000 for the six months from $1,040,000 for the comparable period in the prior year. The decrease in net income was due to increased general administrative expense primarily due to increased professional services expenses and use of consultants. (See discussion of each business segment below.)

Filtration Products Business

Three months ended July 31

Net sales for the quarter decreased 2.9% to $14,921,000 from $15,370,000 for the comparable quarter in the prior-year. This decrease was primarily due to lower sales in filter bags and related service work.

Gross profit as a percent of net sales decreased to 21.0% in the current year from 21.1% in the prior-year.

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

Gross profit as a percent of net sales increased to 19.6% in the current year from 19.3% in the prior year, primarily as a result of improved manufacturing efficiency on slightly higher unit volume.

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

Interest expense decreased to $864,000 for the current year period from $875,000 for the comparable period in the prior year. The decrease is primarily due to a repayment of debt at 10% per annum and the sale of a building in Winchester, Virginia in June 2004.

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

Trade receivables increased $1,775,000 and inventories increased $958,000 from January 31, 2005 due to increased production and sales. Prepaid expenses and other current assets increased $621,000 due to a premium on property insurance paid and increase relating to income taxes payable. Other operating assets and liabilities decreased $1,473,000 from January 31, 2005.

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

The Company’s working capital was approximately $31,523,000 at July 31, 2005 compared to approximately $26,332,000 at January 31, 2005. The change was primarily due to the decrease in accounts payable.

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

As of July 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2005, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended July 31, 2005, performed additional procedures relating to inventory to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

When processing inventory transactions using an Enterprise Resources Planning system installed in December 2004 at the Company's production facility for filtration products in Winchester, VA. ("Midwesco Filter"), errors were made subsequent to Midwesco Filter's January 31, 2005 physical inventory, and during each of the interim fiscal quarters of 2005, including the interim fiscal period reported in this report, which were discovered by Registrant's accounting personnel only when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant's sales, cash flows, or business prospects. However, the errors did result in the overstatement of inventories, current assets, total assets, income before income taxes, and net income for each of the interim fiscal quarters of 2005, including the interim fiscal period reported in this report, as described in the footnote 12 of the Financial Statements herein..

Changes in Internal Controls.

Since July 31, 2005, the Company has taken steps to correct transaction processing procedures, accounting controls and reporting controls at Midwesco Filter to prevent recurrence of such errors. The Company has also examined controls and procedures at the Registrant's other locations to detect the presence of possible weaknesses similar to those that caused the above errors, and has analyzed the inventory accounts at Registrant's other locations to detect the possible presence of errors similar to those described above. No such weaknesses or errors were detected.

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

MFRI, INC.

Date:	April 28, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)