Form 10-Q/A
period 2005-10-31
MFRI INC
filed 2006-04-28
CIK 914122

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

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company” or ”Registrant”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year ending January 31, 2006. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net sales	$39,384	$39,708	$116,277	$109,904
Cost of sales	30,221	30,544	90,173	85,882
Gross profit	9,163	9,164	26,104	24,022

Operating expenses:
Selling expense	3,153	2,583	8,786	7,690
General and administrative expense	4,417	4,098	13,774	11,500
Total operating expenses	7,570	6,681	22,560	19,190

Income from operations	1,593	2,483	3,544	4,832
Income from joint venture	56	189	174	178
Interest expense – net	496	456	1,359	1,331
Income before income taxes	1,153	2,216	2,359	3,679
Income taxes	365	602	734	1,026
Net income	$788	$1,614	$1,625	$2,653

Weighted average number of common shares outstanding – basic	5,262	4,961	5,249	4,935
Weighted average number of common shares outstanding - diluted	5,596	5,304	5,602	5,109

Basic earnings per share Net income	$0.15	$0.33	$0.31	$0.54
Diluted earnings per share Net income	$0.14	$0.30	$0.29	$0.52

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2005 (As restated)	January 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$753	$723
Restricted cash	749	973
Trade accounts receivable, net	24,445	22,715
Accounts receivable – related companies	1,017	887
Costs and estimated earnings in excess of billings on uncompleted contracts	1,890	2,472
Income taxes receivable	0	48
Inventories	21,341	21,050
Deferred income taxes	1,516	1,842
Prepaid expenses and other current assets	1,322	915
Total current assets	53,033	51,625

Property, plant and equipment, net	26,808	25,800

Other Assets:
Patents, net of accumulated amortization	439	582
Goodwill	2,490	2,616
Other assets	4,744	4,893
Total other assets	7,673	8,091
Total Assets	$87,514	$85,516

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$9,945	$13,072
Accrued compensation and payroll taxes	2,744	2,665
Other accrued liabilities	4,072	3,172
Commissions payable	5,137	4,192
Current maturities of long-term debt	1,402	1,334
Billings in excess of costs and estimated earnings on uncompleted contracts	1,049	790
Income taxes payable	107	68
Total current liabilities	24,456	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	27,397	26,205
Other	3,110	2,748
Total long-term liabilities	30,507	28,953
Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in October 2005 and January 2005; 5,263 issued and outstanding in October 2005 and 5,226 issued and outstanding in January 2005	53	52
Additional paid-in capital	23,033	22,868
Retained earnings	9,537	7,913
Accumulated other comprehensive income	(72)	437
Total stockholders’ equity	32,551	31,270
Total Liabilities and Stockholders’ Equity	$87,514	$85,516

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2005 (As restated	2004
Cash Flows from Operating Activities:
Net income	$1,625	$2,653
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from joint venture	(174)	(178)
Depreciation and amortization	2,916	2,779
Provision for uncollectible accounts	24	(1)
(Gain) loss sale of property, plant and equipment	(39)	17
Change in operating assets and liabilities:
Trade accounts receivable	(1,735)	(8,125)
Costs and estimated earnings in excess of billings on uncompleted contracts	841	483
Inventories	(291)	(2,186)
Prepaid expenses and other current assets	(122)	314
Current liabilities	(2,095)	345
Other operating assets and liabilities	1,355	2,521
Net Cash Flows from Operating Activities	2,305	(1,378)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,911)	(987)
Proceeds from sale of property and equipment	39	1,786
Distributions from joint venture	270	50
Net Cash Flows from Investing Activities	(3,602)	849

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	37,015	10,616
Repayment of debt	(35,429)	(9,940)
Proceeds from stock options exercised	106	228
Tax benefit of stock options exercised	59	-
Payments on capitalized lease obligations	(14)	(51)
Net Cash Flows from Financing Activities	1,737	853

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(410)	51

Net Increase in Cash and Cash Equivalents	30	375

Cash and Cash Equivalents – Beginning of Period	723	154
Cash and Cash Equivalents – End of Period	$753	$529
Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,267	$1,306
Income taxes paid (refunded)	83	(196)

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

2.

The Company’s stock option plans are accounted for using the intrinsic value method and accordingly, no compensation cost has been recognized. Had compensation cost been determined using the fair value method in 2005 and 2004, the Company’s pro forma net income and earnings per share would have been as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net income – as reported	$788	$1,614	$1,625	$2,653
Compensation cost under fair market value-based accounting method net of tax	$(40)	$(54)	$(101)	$(159)
Net income – pro forma	$748	$1,560	$1,524	$2,494
Net income per common share – basic, as reported	$0.15	$0.33	$0.31	$0.54
Net income per common share – basic, pro forma	$0.14	$0.31	$0.29	$0.51
Net income per common share – diluted, as reported	$0.14	$0.30	$0.29	$0.52
Net income per common share – diluted, pro forma	$0.13	$0.29	$0.27	$0.49

3.	Inventories consisted of the following:

(In thousands)	October 31, 2005 (As restated)	January 31, 2005
Raw materials	$15,898	$17,049
Work in progress	2,727	2,211
Finished goods	2,716	1,790
Total	21,341	21,050

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

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net income	$788	$1,614	$1,625	$2,653
Basic weighted average number of common shares outstanding	5,262	4,961	5,249	4,935
Dilutive effect of stock options	334	343	353	174
Weighted average number of common shares outstanding assuming full dilution	5,596	5,304	5,602	5,109
Basic earnings per share net income	$0.15	$0.33	$0.31	$0.54
Diluted earnings per share net income	$0.14	$0.30	$0.29	$0.52

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	176,800	122,000	175,800	158,500

Stock options with an exercise price below the average stock price	570,254	861,704	571,254	848,904

As of December 9, 2005 a total of 36,576 stock options were exercised since February 1, 2005.

8.	The components of comprehensive income (loss), net of tax, were as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net income	$788	$1,614	$1,625	$2,653
Change in foreign currency translation adjustments	(77)	364	(510)	181
Comprehensive income	$711	$1,978	$1,115	$2,834

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2005	January 31, 2005
Accumulated translation adjustment	$446	$959
Interest rate swap (net of tax benefit of $2)	4	-
Minimum pension liability adjustment (net of tax benefit of $320 at October 31 and January 31, 2005)	(522)	(522)
Accumulated other comprehensive income (loss)	$(72)	$437

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

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005 (As restated)	2004	2005 (As restated)	2004
Net Sales:
Filtration Products	$15,832	$14,067	$47,789	$45,733
Piping Systems	13,704	18,544	42,738	42,531
Industrial Process Cooling Equipment	9,848	7,097	25,750	21,640
Total Net Sales	$39,384	$39,708	$116,277	$109,904

Gross Profit:
Filtration Products	$3,176	$3,238	$9,435	$9,363
Piping Systems	3,114	3,773	9,307	8,406
Industrial Process Cooling Equipment	2,873	2,153	7,362	6,253
Total Gross Profit	$9,163	$9,164	$26,104	$24,022

Income from Operations:
Filtration Products	$758	$1,060	$2,375	$2,830
Piping Systems	1,580	2,417	4,821	4,644
Industrial Process Cooling Equipment	672	452	1,241	1,238
Corporate (expense)	(1,417)	(1,446)	(4,893)	(3,880)
Income from Operations	$1,593	$2,483	$3,544	$4,832

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

11.

At October 31, 2005, the Company was not in compliance with one covenant under the Loan Agreement (see the paragraph below that refers to the Loan Agreement). The Company has received a waiver from the lender. The Company has made all required payments of interest under the Loan Agreement to date.

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

12. The Company has restated the Third Quarter 2005 Financial Statements to correct errors in inventory transaction processing using an Enterprise Resources Planning system installed in December 2004 at the Registrant’s production facility for filtration products in Winchester, VA. (“Midwesco Filter”), which errors occurred subsequent to Midwesco Filter’s January 31, 2005 physical inventory, during each of the first three quarters of 2005, and were discovered by Registrant’s accounting personnel when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant’s sales, cash flows, or business prospects; however the errors affected a number of line items on the Company’s income statement and balance sheet including net income, inventories and total assets, as set forth below. The tables below reflect the quarterly and year to date effect of the errors in accounting for inventories on the financials as originally reported.

Amounts in thousands except per share data Three Months Ended October 31, 2005	As Previously Reported	Restatement amount	As Restated
Income Statement:
Cost of sales	$30,121	$100	$30,221
Gross profit	9,263	100	9,163
Income from operations	1,693	100	1,593
Income before income taxes	1,253	100	1,153
Income taxes	396	31	365
Net Income	$857	$69	$788

Basic Earnings per share Net Income	$0.16	$0.01	$0.15
Diluted Earnings per share Net Income	$0.15	$0.01	$0.14

Nine Months Ended October 31, 2005	As Previously Reported	Restatement amount	As Restated
Income Statement:
Cost of sales	$89,830	$343	$90,173
Gross profit	26,447	343	26,104
Income from operations	3,887	343	3,544
Income before income taxes	2,702	343	2,359
Income taxes	840	106	734
Net Income	$1,862	$237	$1,625

Basic Earnings per share Net Income	$0.35	$0.04	$0.31
Diluted Earnings per share Net Income	$0.33	$0.04	$0.29

Balance Sheet:
Inventories	$21,721	$380	$21,341
Total Current Assets	53,413	380	53,033
Total Assets	87,894	380	87,514
Trade accounts Payable	9,982	37	9,945
Income taxes payable	213	106	107
Total current liabilities	24,599	143	24,456
Retained earnings	9,774	237	9,537
Total Liabilities and Stockholders’ Equity	$87,894	$380	$87,514

Statements of Cashflow:
Net Income	$1,862	$237	$1,625
Change in Inventories	(671)	380	(291)
Change in Prepaid Expenses and other current assets	(16)	106	(122)
Change in Current Liabilities	$(2,058)	$37	$(2,095)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gross profit of $9,163,000 decreased from $9,164,000 in the prior year quarter, and gross margin increased to 23.3% of net sales in the current year quarter from 23.1% of net sales in the prior year quarter. (See following discussion of each business segment.)

The Company has restated the Third Quarter 2005 Financial Statements to correct errors in inventory transaction processing using an Enterprise Resources Planning system installed in December 2004 at the Registrant’s production facility for filtration products in Winchester, VA. (“Midwesco Filter”), which errors occurred subsequent to Midwesco Filter’s January 31, 2005 physical inventory, during each of the first three quarters of 2005, and were discovered by Registrant’s accounting personnel when analyzing the Midwesco Filter physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant’s sales, cash flows, or business prospects. See Note 12 to the financial statements which include a table that reflects the quarterly effect of the errors in accounting for inventories on the financials as originally reported.

Net income declined to $788,000 in the current quarter from $1,614,000 in the prior year quarter. The decrease in net income was due to increased selling expense and general administrative expense. Selling expense increased for additional headcount. General administrative expense increased primarily due to start up costs described in the Piping Systems Business section of this report, and costs and operations interruption related to Hurricane Rita. The plant located in New Iberia, LA suffered damage of $143,000 and was not operational for most of October. Other general administrative expense increases included professional services expenses, use of consultants, and SOX404 compliance related spending of $250,000. (See following discussion of each business segment.)

Nine months ended October 31

Net sales of $116,277,000 for the nine months increased 5.8% from $109,904,000 for the comparable period in the prior year. (See following discussion of each business segment.)

Gross profit of $26,104,000 increased 8.7% from $24,022,000 for the comparable period in the prior year, and gross margin increased to 22.4% of net sales in the current year from 21.9% of net sales in the prior year. (See following discussion of each business segment.)

Net income declined to $1,625,000 for the nine months from $2,653,000 for the comparable period in the prior year. The decrease in net income was due to increased general administrative expense primarily due to increased professional services expenses, use of consultants, start up costs described in the Piping Systems Business section of this report, and costs and operational interruption related to Hurricane Rita. (See following discussion of each business segment.)

Filtration Products Business

Three months ended October 31

Net sales for the quarter increased 12.5% to $15,832,000 from $14,067,000 for the comparable quarter in the prior year. This increase was primarily due to higher sales of filter elements.

Gross profit as a percent of net sales decreased to 20.1% in the current year from 23.0% in the prior year primarily as a result of product mix.

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

Gross profit as a percent of net sales decreased to 19.7% in the current year from 20.5% in the prior year.

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

Trade receivables increased $1,735,000 and inventories increased $291,000 from January 31, 2005 due to increased production and sales. Other operating assets and liabilities decreased $1,356,000 from January 31, 2005.

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

The Company’s working capital was approximately $28,502,000 at October 31, 2005 compared to approximately $26,332,000 at January 31, 2005. The change was primarily due to the increase in accounts receivable and the decrease in accounts payable.

The Company’s current ratio was 2.2 to 1 for October 31, 2005 and 2.0 to 1 for January 31, 2005, respectively. Debt to total capitalization at October 31, 2005 and January 31, 2005 was 46.8%.

At October 31, 2005, the Company was not in compliance with one covenant under the Loan Agreement (see the paragraph below that refers to the Loan Agreement). The Company has received a waiver from the lender. The Company has made all required payments of interest under the Loan Agreement to date.

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

As of October 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2005, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A-2. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended October 31, 2005, performed additional procedures relating to inventory to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Controls.

Since October 31, 2005, the Company has taken steps to correct transaction processing procedures, accounting controls and reporting controls at Midwesco Filter to prevent recurrence of such errors. The Company has also examined controls and procedures at the Registrant's other locations to detect the presence of possible weaknesses similar to those that caused the above errors, and has analyzed the inventory accounts at Registrant's other locations to detect the possible presence of errors similar to those described above. No such weaknesses or errors were detected.

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
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)