Form 10-K
period 2006-01-31
MFRI INC
filed 2006-05-15
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006

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
Common Stock, $.01 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No / x /
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No / x /

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K. / x /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer / / Accelerated filer / / Non-accelerated filer / x /

The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $32,554,621 based on the closing sale price of $8.15 per share as reported on the NASDAQ National Market on July 29, 2005.

The number of shares of the registrant’s common stock outstanding at May 1, 2006 was 5,281,355.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document of the registrant are incorporated herein by reference:

Document	Part of FORM 10-K
Proxy Statement for the 2006 annual meeting of stockholders.	III

FORM 10-K CONTENTS

JANUARY 31, 2006

PART I

Item 1.	BUSINESS

Company Profile

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment. As used herein, unless the context otherwise requires, the term “Company” includes MFRI and its subsidiaries, Midwesco Filter Resources, Inc., Perma-Pipe Inc., Thermal Care Inc., and their respective predecessors and subsidiaries.

The Filtration Products business segment manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. Air filtration systems are used in many industries in the United States and abroad to limit particulate emissions to comply with environmental regulations. The Filtration Products business segment markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement.

The Piping System business segment engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. This segment’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Piping System business segment’s leak detection and location systems are sold as part of many of its piping systems products and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Industrial Process Cooling Equipment business segment engineers, designs, manufactures and sells industrial process cooling equipment, including liquid chillers, mold temperature controllers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications.

Additional information with respect to the Company's business segments is included in the following discussions of the separate business segments and in the financial statements and related notes thereto.

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

The principal types of industrial air filtration and particulate collection systems in use today are baghouses, cartridge collectors, electrostatic precipitators, scrubbers and mechanical collectors. This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters (filter bags) or pleated media filter elements, in the case of baghouses or cartridge collectors, and between electrically charged collector plates, in the case of electrostatic precipitators.

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

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, maintenance services and leak detection account for approximately 11% of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products Business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from that industry tend to be substantial in size, but are usually at lower margins than other industries. In the fiscal year ended January 31, 2006, no customer accounted for 10% or more of net sales of the Company's filtration products and services.

Marketing. The customer base for the Company's filtration products and services is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

The Company has an integrated sales program for its Filtration Products Business, which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and computer-based customer information systems containing data on nearly 18,000 user locations. These systems enable the Company's sales force to access customer information classified by industry, equipment type, operational data and the Company's quotation and sales history. The Company believes the computer-based information systems are instrumental in increasing sales of filter-related products and accessories and maintenance services, as well as sales of filter elements. The Company’s filtration products are marketed domestically under the names, Midwesco Filter and TDC Manufacturing.

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were approximately 10% of the domestic filtration company’s product sales during the year ended January 31, 2006, were slightly higher than the previous year. Nordic Air Filtration A/S (“Nordic Air”), a wholly-owned subsidiary of the Company, manufactures in Nakskov, Denmark, and markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube®, Leak Seeker®, Prekote®, We Take the Dust Out of Industry®, Pleatkeeper®, Pleat Plus® and EFC®.

Backlog. As of January 31, 2006, the dollar amount of backlog (uncompleted firm orders) for filtration products was $20,426,000. As of January 31, 2005, the amount of backlog was $17,518,000. Certain customers have placed orders that are deliverable over multiple years. Therefore, approximately $5,552,000 of the backlog as of January 31, 2006 is not expected to be completed in 2006.

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

Competition. The Filtration Products Business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes that, based on domestic sales, its principal competitors in this segment are: the BHA brand within GE Energy Services; the Menardi division of Beacon Industrial Group; W.L. Gore & Associates, Inc. Donaldson Company, Inc.; Farr Company; and Clarcor, Inc. There are at least 50 smaller competitors, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products, and the Company is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

The Company believes quality, service, and price are the most important competitive factors in its Filtration Products Business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional effort is required by a competitor to market products to such a customer. In certain applications, the Company's proprietary Seamless Tube® product and customer support provide the Company with a competitive advantage. Certain competitors of the Company may have a competitive advantage with respect to their own proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and/or greater vertical integration.

Government Regulation. The Company's Filtration Products Business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those issued by the U.S. Environmental Protection Agency (“U.S. EPA”) under the Clean Air Act Amendments of 1990 ("Clean Air Act Amendments”).

Piping Systems Business

Products and Services. The Company engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Company's specialty piping systems include (i)industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold as part of many of its piping systems, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

With respect to the leak detection and location system capabilities, the Company believes that its systems are superior to systems manufactured by other companies. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; and Frankfurt and Hamburg, Germany. They are also used in facilities used for mission-critical operations such as those operated by web hosts, application service providers, internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the above-referenced types of specialty piping systems that manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom-fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the northern hemisphere. In the fiscal year ended January 31, 2006, no single customer accounted for more than 10% of the net sales of the Company's piping systems.

Marketing. The customer base for the Company's piping systems products is industrially and geographically diverse. The Company employs a national sales manager and regional sales managers who use and assist a network of approximately 80 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.

Recent Development. In March 2006, the Company opened a new facility (PPME), in the United Arab Emirates (“U.A.E.”). PPME will manufacture specialty pre-insulated piping systems. Initially, the plant will produce pipe that will serve the district cooling market in the U.A.E. as well as other Middle Eastern countries such as Kuwait, Qatar, and Oman. District cooling is the main air conditioning method in the Middle East. With major construction going on in Dubai and other Middle East locations, cooling needs for these buildings is expected to increase greatly. The cooling load in the Middle East is expected to grow by 4 million tons in the next 6 years, according to the International District Energy Association. PPME also intends to participate in the oil and gas markets in the region including hot oil, sulfur and liquid natural gas.

In September, 2005 the Company received initial orders for its new “Autotherm™”, automatically applied Glass Syntactic Polyurethane (GSPU) for oil and gas sub-sea flowlines. The Company’s Autotherm™ GSPU is a thermal insulation application process that continuously molds specially formulated compounds on the exterior of steel pipes for oil and gas flowlines to be installed on the sea floor connecting oil wells to their host platforms. The Autotherm™ system is designed to provide reliable insulation properties when subjected to the large hydrostatic pressures of deep water over long periods of time. These pipelines will be installed in water depths ranging from 2,000 to 4,500 feet. Insulating sub-sea oil flowlines is a common practice at these water depths in order to prevent paraffin or hydrate build-up on the internal pipe surfaces thus ensuring a steady flow of oil.

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

Backlog. As of January 31, 2006, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $19,869,000, substantially all of which is expected to be completed in 2006. As of January 31, 2005, the amount of backlog was $18,125,000.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping systems products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyols, isocyanate, polyester resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes that there are currently adequate supplies or sources of availability of the needed raw materials. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their availability in sufficient quantities to meet the Company’s needs.

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

Competition. The piping system products business is highly competitive. The Company believes its principal competition in this segment consists of Rovanco Piping Systems, Inc.; Thermacor Process, Inc.; Asahi/America; GF Plastics Systems; Bredero-Price, a subsidiary of Shaw Industries, Inc.; CRP of UK; Soctherm of Italy; Soccoreal of Argentina; Logstor Rohr of Denmark; TraceTek; Raychem, a Division of Tyco Thermal Controls LLC, a subsidiary of Tyco Industries; RLE Technologies; Tracer Technologies; Arizona Instrument Corp.; Veeder Root; and Pneumecator.

The Company believes that quality, service, a comprehensive product line and price are the key competitive factors in the Company's Piping Systems Business. The Company believes it has a more comprehensive line of piping systems products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing a limited range of products. Some of the Company's competitors have greater financial resources than the Company.

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

Industrial Process Cooling Equipment Business

Products and Services. The Company engineers, designs, manufactures and sells coolers for industrial purposes. The Company's cooling products include: chillers (portable and central); cooling towers; plant circulating assemblies; hot water, hot oil, and negative pressure temperature controllers; water treatment equipment; specialty cooling devices for printing presses and ink management; and replacement parts and various accessories relating to the foregoing products. The Company's cooling products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes. The Company combines chillers and/or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems and their computerized controls according to customer specifications.

The principal markets for the Company’s cooling products are thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, and machine tool industries.

The Company believes it manufactures the most complete line of chillers available in its primary markets. It incorporates a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes that its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price. The Company believes that the ability to offer central chillers that are used for plant-wide cooling provides it with a unique, total cooling approach concept sales advantage.

Marketing. In general, the Company sells its cooling products in the domestic and international thermoplastics and printing markets as well as to manufacturers of digital video discs (“DVDs”) and other non-plastics industries that require specialized heat transfer equipment. Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business.

There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes that the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences cyclical economic activity. The Company believes that it is recognized in the domestic plastics market as a quality equipment manufacturer and that it will be able to maintain current market share, with potential to increase its market share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive-territory basis. Twenty representatives are responsible for covering the United States and are supported by four regional managers employed by the Company.

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

Trademarks. The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog. As of January 31, 2006, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $9,306,000, substantially all of which is expected to be completed in 2006. As of January 31, 2005, the amount of backlog was $5,321,000.

Raw Materials and Manufacturing. The Company uses prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. The production line is self-contained to reduce handling required to assemble, wire, test, and crate the units for shipment.

Cooling towers up to 120 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. The cooling towers are manufactured using fiberglass and hardware components purchased from several sources. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time. The Company believes that its access to sheet metal, subassemblies, fiberglass and hardware components is adequate.

The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers’ specifications. Portable chillers are assembled utilizing components both manufactured by the Company and supplied by outside vendors. Central chillers are manufactured to customer specifications.

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

Employees

As of March 31, 2006, the Company had 760 full-time employees, 83 of whom were engaged in sales and marketing, 215 of whom were engaged in management, engineering and administration, and 462 were engaged in production. Hourly production employees of the Company's Filtration Products Business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 2006. Most of the production employees of the Company's Industrial Process Cooling Equipment Business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States (UAJAPPI) and the International Brotherhood of Electrical Workers Union (IBEW). The collective bargaining agreement for UAJAPPI is scheduled to expire on June 1, 2006, and the IBEW agreement expires on May 31, 2006, with both agreements thereafter continuing to be in effect for yearly periods unless amended or terminated in writing. The collective bargaining agreement of the Piping Systems Business in Lebanon, Tennessee, with the Metal Trades Division of UAJAPPI expires in March 2007.

Executive Officers of the Registrant

The following table set forth information regarding the officers of the Company as of March 31, 2006:

Name	Offices and Positions, if any, held with the Company; Age	Executive Officer of the Company or its Predecessor since
David Unger	Director, Chairman of the Board, and Chief Executive Officer of the Company; Age 71	1972

Henry M. Mautner	Director and Vice Chairman of the Board of the Company; Age 79	1972

Bradley E. Mautner	Director, President and Chief Operating Officer of the Company; Age 50	1994

Gene K. Ogilvie	Vice President; Age 66	1969
Fati A. Elgendy	Vice President; Age 57	1990

Don Gruenberg	Vice President; Age 63	1980

Michael D. Bennett	Vice President, Chief Financial Officer, Secretary and Treasurer; Age 62	1989

Thomas A. Benson	Vice President; Age 52	1988

Billy E. Ervin	Vice President; Age 60	1986

Robert A. Maffei	Vice President; Age 57	1987

Herbert J. Sturm	Vice President; Age 55	1977

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

1A.	Risk Factors

Competition Business. The businesses in which the Company is engaged are highly competitive. Many of the competitors are larger than the Company and have more resources. Many of the Company’s products are also subject to competition from alternative technologies and alternative products. To the extent the Company relies upon a single source for key components of several of its products, the Company believes that there are alternate sources available for such components; however, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company, and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms.

Government Regulation. The demand for the Company’s leak detection and location systems and secondary containment piping systems is driven primarily by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act (“RCRA”), and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates (“NESHAP”), have increased the demand for the Company’s leak detection and location and secondary containment piping systems. The Company’s filtration products business to a large extent is dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Federal Clean Air Act Amendments of 1990 (“Clean Air Act Amendments”). Although changes in such environmental regulations could significantly alter the demand for the Company’s products and services, the Company does not believe that such a change is likely to decrease demand in the foreseeable future. In addition, the Company has experienced, and may experience additional, increased costs of compliance with other government regulation, such as the Sarbanes-Oxley Act.

Dividends. The Company has not paid dividends in the past and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s line of credit agreement contains certain restrictions on payment of dividends.

Changes in Government Policies and Laws, Worldwide Economic Conditions. The Company anticipates that international sales will represent an increasing portion of its total sales and that continued growth and profitability may require further international expansion. The Company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

Economic Factors. The Company is exposed to fluctuations in currency exchange rates and commodity prices. The Company monitors and manages currency exposures that are associated with monetary asset positions, committed currency purchases and sales, and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the Company’s financial position, results of operations and cash flows.

Seasonality. Sales in the Piping Systems business segment have a tendency to be lower during the winter months due to weather constraints in the northern hemisphere. Severity and duration of winter weather could have an adverse effect on the results of this segment.

1B.	Unresolved Staff Comments

None

Item 2.	PROPERTIES

Filtration Products Business

Illinois	Owned Production Facilities and Office Space	130,700 square feet and on 2.75 acres
Virginia	Owned Production Facilities Leased Office Space	97,500 square feet and on 5 acres 12,000 square feet
Denmark	Owned Production Facilities and Office Space	69,800 square feet on 3.5-acres

Piping Systems Business

Louisiana	Owned Production Facilities Leased land	12,000 square feet
Tennessee	Owned Production Facilities and Office Space	152,000 square feet on approximately 24 acres
United Arab Emirates	Leased Production Facilities and Office Space	80,200 square feet on 4.3 acres

Industrial Process Cooling Equipment Business

Illinois	Owned Production Facilities and Office Space	88,000 square feet on 8.1 acres
Denmark	Owned Production Facilities and Office Space	20,000 square feet

The Company's principal executive offices which occupied approximately 43,000 square feet of space in Niles, Illinois is owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and that productive capacities will generally be adequate for present and currently anticipated needs.

For further information regarding lease commitments, see note 7 of the notes to consolidated financial statements.

Item 3.	LEGAL PROCEEDINGS

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s fiscal year ends on January 31. Years described as 2005, 2004 and 2003 are the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Balances described as balances as of 2005 and 2004 are balances as of January 31, 2006 and 2005, respectively.

The Company's Common Stock is traded on the Nasdaq National Stock Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq National Market for 2004 and for 2005.

2004	High	Low
First Quarter	$2.87	$2.50
Second Quarter	3.39	2.99
Third Quarter	6.67	3.28
Fourth Quarter	11.20	5.85

2005	High	Low
First Quarter	$10.43	$6.19
Second Quarter	8.37	6.40
Third Quarter	8.00	6.00
Fourth Quarter	6.30	5.09

As of May 10, 2006, there were approximately 100 stockholders of record.

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

The following selected financial data for the Company for the years 2005, 2004, 2003, 2002, and 2001 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

	2005	2004	2003	2002	2001
(In thousands, except per share information)	Fiscal Year ended January 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net sales	$154,587	$145,096	$120,889	$122,897	$125,534
Income (loss) from operations	2,679	5,177	(721)	914	2,172
Income (loss) before extraordinary items and cumulative effect of accounting change	531	2,813	(1,097)	(824)	(374)
Net income (loss)	531	2,813	(1,097)	(11,528)	(374)
Net income (loss) per share – basic	0.10	0.56	(0.22)	(2.34)	(0.08)
Net income (loss) per share – diluted	0.10	0.54	(0.22)	(2.34)	(0.08)

(In thousands, except per share information)	As of January 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$88,635	$85,516	$78,927	$78,976	$92,529
Long-term debt (excluding capital leases), Less current portion	29,715	26,190	16,653	18,983	20,883
Capitalized leases, less current portion	9	15	8	66	217

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment. Generally, sales of the Company's piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere. The Company’s other businesses do not demonstrate seasonality.

Our analysis presented below is organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the consolidated financial statements in Item 8 of this report, including the notes thereto. An overview of the segment results is provided in Note 10 - Business Segment and Geographic Information to the consolidated financial statements in Item 8 of this report.

2005 Compared to 2004

Net sales of $154,587,000 in 2005 increased 6.5% from $145,096,000 in 2004. Sales increased in all business segments. Gross profit of $32,686,000 in 2005 increased 5.0% from $31,128,000 in 2004. Gross margin decreased to 21.1% of net sales in 2005 from 21.5% in 2004. (See discussion of each business segment below.)

Selling expense increased 18.2% to $12,383,000 in 2005 from $10,477,000 in 2004 due primarily to increased number of selling personnel and related commissions. (See discussion of each business segment below.)

General and administrative expenses increased 13.9% to $17,624,000 in 2005 from $15,474,000 in 2004. General administrative expense increases included $656,000 related to professional services expenses and use of consultants for Sarbanes-Oxley Section 404 (“SOX404”) compliance related spending. Other general administrative expense increases included $585,000 in start up costs described in the Piping Systems Business section of this report, and costs from operations interruption related to Hurricane Rita. The plant located in New Iberia, LA suffered damage of $172,000 and was not operational for most of October 2005. (See discussion of each business segment below.)

Net income declined to $531,000 or $0.10 per common share (basic), compared to net income of $2,813,000 or $0.56 per common share in 2004. The decrease in net income was primarily for reasons summarized above and discussed in more detail below.

2004 Compared to 2003

Net sales of $145,096,000 in 2004 increased 20.0% from $120,889,000 in 2003. Sales increased in all business segments. Gross profit of $31,128,000 in 2004 increased 26.5% from $24,598,000 in 2003. Gross margin increased to 21.5% of net sales in 2004 from 20.3% in 2003. (See discussion of each business segment below.)

Selling, general and administrative expenses increased 2.5% to $25,951,000 in 2004 from $25,319,000 in 2003. (See discussion of each business segment below.)

Net income rose to $2,813,000 or $0.56 per common share (basic), compared with a loss of $1,097,000 or $0.22 per common share in 2003. The increase in net income was due to increased revenue and increased gross profit.

Filtration Products Business

The Filtration Products Business sales consist primarily of a large number of small orders and a limited number of large orders. The large orders are primarily from electric utilities and original equipment manufacturers. In 2005, the average order amount was approximately $3,900. The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was generally extremely competitive and therefore resulted in lower gross margins. In 2005, 2004 and 2003, no customer accounted for 10% or more of the net sales of the Company’s filtration products and services.

The Company’s Filtration Products Business is dependent on government regulation of air quality at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurance what the ultimate effect of the Clean Air Act Amendments will be on the Company’s Filtration Products Business, the Company believes that the Clean Air Act Amendments are likely to have a positive long-term effect on demand for the Company’s filtration products and services.

Filtration Products Business
(In thousands)				% Increase (Decrease)
	2005	2004	2003	2005		2004

Net sales	$64,413	$61,740	$54,872	4.3%		12.5%

Gross profit	11,758	12,320	9,782	(4.6%	)	25.9%
As a percentage of net sales	18.3%	20.0%	17.8%

Income from operations	2,221	3,539	1,145	(37.2%	)	209.1%
As a percentage of net sales	3.4%	5.7%	2.1%

2005 Compared to 2004

Net sales increased 4.3% to $64,413,000 in 2005 from $61,740,000 in 2004. This increase was primarily the result of increased sales of filter elements. This increase was offset to some extent by a decline in sales of related products. The increase in sales also resulted from better economic conditions in general and improved conditions in the domestic steel industry in particular.

Gross profit as a percent of net sales decreased to 18.3% in 2005 from 20.0% in 2004, primarily as a result of a decline in gross margin on filter bag sales as a result of competitive marketplace pricing and product mix.

Selling expense increased to $6,388,000 or 9.9% of net sales in 2005 from $5,644,000 or 9.1% of net sales in 2004. The increase was primarily due to additional selling resources and increased travel expenses.

General and administrative expenses decreased by 0.2% of net sales to $3,150,000 or 4.9% of net sales from $3,137,000 or 5.1% of net sales in 2004. This dollar increase was primarily the result of increased legal expense and depreciation expense. The increase in depreciation expense was related to installed computer hardware and software.

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

The Company’s leak detection and location systems generally have higher profit margins than its District Heating and Cooling (“DHC”) piping systems and secondary containment piping systems. The Company has benefited from continuing efforts to have its leak detection and location systems included as part of the customers’ original specifications for construction projects.

The Company’s Piping Systems Business is characterized by a large number of small and medium orders and a small number of large orders. The average order amount for 2005 was approximately $58,000. In 2005, 2004 and 2003, no customer accounted for 10% or more of net sales of the Company’s Piping Systems Business. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. Most of the Company’s piping systems are produced for underground installations and, therefore, require trenching, which is performed directly for the customer by installation contractors unaffiliated with the Company.

Piping Systems Business
(In thousands)				% Increase (Decrease)
	2005	2004	2003	2005		2004

Net sales	$54,657	$54,053	$40,523	1.1%		33.4%

Gross profit	10,862	10,284	7,516	5.6%		36.8%
As a percentage of net sales	19.9%	19.0%	18.5%

Income from operations	5,060	5,405	2,281	(6.4%	)	137.0%
As a percentage of net sales	9.3%	10.0%	5.6%

2005 Compared to 2004

Net sales increased 1.1% to $54,657,000 in 2005 from $54,053,000 in 2004, primarily due to a slight increase in the oil and gas piping products.

Gross profit as a percent of net sales increased to 19.9% in 2005 from 19.0% in 2004, mainly due to product mix and an increase in the oil and gas piping products.

Selling expense increased to $1,442,000 or 2.6% of net sales in 2005 from $1,209,000 or 2.2% of net sales in 2004. The increase was primarily due to additional personnel early in the year.

General and administrative expense increased to $4,360,000 or 8.0% of net sales in 2005 from $3,670,000 or 6.8% of net sales in 2004. In March, 2006 the Company opened a new facility (PPME), in the U.A.E. The company will manufacture specialty pre-insulated piping systems for Dubai, other parts of the U.A.E., and other markets in the region. The increase in general and administrative expense was primarily due to $585,000 in start up costs related to PPME. In addition, the plant located in New Iberia, LA suffered hurricane damage of $172,000 and was not operational for most of October 2005.

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

Industrial Process Cooling Equipment Business

The Company’s Industrial Process Cooling Equipment Business is characterized by a large number of relatively small orders and a limited number of large orders. In 2005, the average order amount was approximately $4,900. In 2005, 2004 and in 2003, no customer accounted for 10% or more of net sales of the Cooling Equipment Business.

Industrial Process Cooling Equipment Business
(In thousands)				% Increase (Decrease)
	2005	2004	2003	2005		2004

Net sales	$35,517	$29,303	$25,494	21.2%		14.9%

Gross profit	10,066	8,524	7,300	18.1%		16.8%
As a percentage of net sales	28.3%	29.1%	28.6%

Income from operations	1,544	1,570	738	(1.7%	)	112.7%
As a percentage of net sales	4.3%	5.4%	2.9%

2005 Compared to 2004

Net sales increased 21.2% to $35,517,000 in 2005 from $29,303,000 in 2004 mainly due to improved conditions in domestic plastic molding and printing markets and continued economic recovery.

Gross profit as a percentage of net sales decreased to 28.3% in 2005 from 29.1% in 2004, primarily due to pricing pressure in international markets and material cost increases.

Selling expense increased to $4,553,000 or 12.8% of net sales in 2005 from $3,624,000 or 12.4% of net sales in 2004. The increase was primarily due to additional personnel and higher commissions associated with increased sales.

General and administrative expense increased to $3,969,000 or 11.2% of net sales in 2005 from $3,330,000 or 11.4% of net sales in 2004. The dollar increase was primarily due to increased professional services expenses and costs of $290,000 for the use of consultants to implement production planning systems.

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

General and administrative expense decreased 1.2% of sales to $3,330,000 or 11.4% of net sales in 2004 from $3,201,000 or 12.6% of net sales in 2003. The dollar increase was primarily due to higher costs for the international operation resulting from additional personnel and increased product development costs.

General Corporate Expense

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

2005 Compared to 2004

General and administrative expense increased 15.1% to $6,146,000 in 2005 from $5,337,000 in 2004, and increased as a percentage of consolidated net sales to 4.0% in 2005 from 3.7% in 2004. The increase was mainly due to expenses incurred to comply with Sarbanes-Oxley including consulting fees of $656,000, additional personnel of $130,000 primarily in the accounting and control area, and increased group insurance expense of $110,000.

Interest expense increased 10.9% to $1,839,000 in 2005 from $1,658,000 in 2004. The increase was primarily due to the increase in interest rates and an increase of net borrowings.

2004 Compared to 2003

General and administrative expense increased 9.2% from $4,885,000 in 2003 to $5,337,000 in 2004, and decreased as a percentage of consolidated net sales from 4.0% in 2003 to 3.7% in 2004. The dollar increase was mainly due to management incentive compensation earned and building repairs and maintenance costs.

Interest expense decreased 17.2% to $1,658,000 in 2004 from $2,003,000 in 2003. The decrease was primarily due to lower interest expense due to the sale of a building in Winchester, Virginia in June 2004, and to lower floating interest rates in 2004. Interest income on federal tax refunds was received in 2004.

Income Taxes

The effective income tax expense (benefit) rates were 48.7%, 24.9%, and (50.8%) in 2005, 2004 and 2003, respectively. The differences between the effective income tax rate and the U.S. Statutory tax rate for 2005 and 2004 were:

	2005	2004
Statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.4%	4.2%
Differences in foreign tax rate	8.0%	(1.6%	)
All other, net	1.3%	(11.7%	)
Effective tax rate	48.7%	24.9%

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2006 were $1,114,000 as compared to $723,000 at January 31, 2005. The Company generated $2,134,000 from operations in 2005. Operating cash flows increased by $1,885,000 from 2004. There were $46,000 in proceeds from the sale of property, plant and equipment. Cash distributions of $270,000 in 2005 were received from the Company’s investment in a joint venture. These cash flows were used to support $6,315,000 in capital spending.

Trade receivables decreased $2,129,000 due to collection of Piping Systems Business aged receivables. Inventories increased $2,662,000 in 2005 due to increased make and hold orders that will ship in 2006. Prepaid expenses and other current assets increased $639,000 in 2005 partially due to an increase in deferred tax assets and prepaid insurance due to a change in funding method for workers compensation insurance. Other operating assets and liabilities decreased $1,618,000 in 2005.

Net cash used in 2005 investing activities was $5,999,000. Capital expenditures in 2005 increased to $6,315,000 from $1,755,000 in 2004. In March 2006, the Company opened a new facility (PPME), in the U.A.E. The company will manufacture specialty pre-insulated piping systems for Dubai, other parts of the U.A.E., and other markets in the region. Capital expenditures of $3,445,000 in equipment and other costs relate to PPME. Capital expenditures of $1,258,000 relate to the Company’s construction of a new 20,900 square foot addition to production facilities which was completed in 2005 for filtration products in Denmark. Other capital expenditures included those related to new Enterprise Resources Planning system software and to equipment purchases.

The Company estimates that capital expenditures for 2006 will be approximately $7,300,000. Other capital expenditures primarily will relate to machinery and equipment, building and leasehold improvements, and computer hardware and software purchases. The Company may finance capital expenditures through equipment financing loans, internally generated funds and its revolving line of credit.

Debt totaled $31,286,000, an increase of $3,748,000 since the beginning of 2005. Net cash inflows from financing activity were $4,203,000, primarily consisting of $4,004,000 in net borrowings on debt obligations.

The following table summarizes the Company’s estimated contractual obligations excluding the revolving lines of credit of $14,567,000 at January 31, 2006.

In Thousands		Payment Due By:
Contractual Obligations (1)	Total	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter
Mortgages (2)	$11,607	$1,039	$1,049	$2,102	$932	$932	$5,553
IRB Payable (2)	3,250	65	3,185	-	-	-	-
Term Loans (3)	5,778	1,120	3,038	240	238	222	920
Subtotals	20,635	2,224	7,272	2,342	1,170	1,154	6,473
Capitalized Lease Obligations	15	6	4	4	1	-	-
Operating Lease Obligations (4)	3,373	1,046	818	516	373	356	264
Projected pension contributions (5)	2,212	154	173	190	196	199	1,300
Deferred Compensation (6)	-	-	-	-	-	-	-
Totals	$26,235	$3,430	$8,267	$3,052	$1,740	$1,709	$8,037

(1)

Interest obligations exclude floating rate interest on debt payable under revolving lines of credit. Based on the amount of such debt at January 31, 2006, and the weighted average interest rates on that debt at that date (6.99%), such interest was being incurred at an annual rate of approximately $952,000. See Note (7) below.

(2)	Scheduled maturities, including interest.
(3)

Term loan obligations exclude floating rate interest on Term Loan with a January 31 balance of $3,655,000. Based on the amount of such debt at January 31, 2006, and the weighted average interest rates on that debt at that date (7.14%), such interest was being incurred at an annual rate of approximately $261,000. See Note (7) below.

(4)	Minimum contractual amounts. We have assumed no changes in variable expenses.
(5)	Estimate future benefit payments reflecting expected future service.
(6)

Non-qualified deferred compensation plan – The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. No specific event to trigger a payment date has occurred.

(7)

To partially hedge the interest described in Notes (1) and (3) above, the Company entered into an Interest Swap Agreement for $8,000,000 fixed at 4.72% plus LIBOR margin. Based on the LIBOR margin in effect at January 31, 2006, the Company’s fixed interest obligation under the Swap Agreement was 6.97%, or $558,000 on an annual basis. The counter party to the Swap Agreement is obligated to pay the company interest on $8,000,000 each month at the one-month LIBOR interest rate in effect at the beginning of the month which effectively hedges interest rate variability on $8,000,000 of the debt described in (1) and (3) above.

Other long term liabilities of $2,866,000 were composed primarily of accrued pension cost and deferred compensation.

The Company’s working capital was approximately $28,543,000 at January 31, 2006 compared to approximately $26,332,000 at January 31, 2005. This increase was partially due to the decrease in accounts payable offset by the increase in inventories.

The Company’s current ratio was 2.2 to 1 and 2.0 to 1 at January 31, 2006 and January 31, 2005, respectively. Debt to total capitalization at January 31, 2006 increased to 49.6% from 46.8% at January 31, 2005.

Financing

At January 31, 2006 and October 31, 2005, the Company was not in compliance with two financial performance covenants under the Loan Agreement (see the paragraphs below that describe the Loan Agreement). The Company has received a waiver and amendment dated May 10, 2006 from the lender. The Company has made all required payments of principal and interest under the Loan Agreement to date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on November 30, 2007, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2006, the prime rate was 7.5%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2006 was 6.02%. As of January 31, 2006, the Company had borrowed $13,612,000 and had $1,423,000 available to it under the revolving line of credit. In addition, $3,796,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2006, the amount of restricted cash was $369,000. Cash required for operations is provided by draw-downs on the line of credit.

At September 12, 2005 the Company entered into an interest rate swap agreement through November 28, 2008 under which the interest rate on $8,000,000 is fixed at 4.72% plus LIBOR Margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the year ended January 31, 2006. The fair value of the derivative financial instrument was $20,500, and $13,500, net of deferred tax benefits of $7,000, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at January 31, 2006.

On March 28, 2005, the Company's Loan Agreement was amended to (1) add a term loan of $4,300,000 ("Term Loan") and (2) amend certain covenants. The total that can be borrowed under the Loan Agreement was unchanged at $27,000,000, subject to borrowing base and other requirements. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At March 28, 2005 the prime rate was 5.75% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.5 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

On May 10, 2006, the Company’s Loan Agreement was amended to (1) increase the revolving credit line to $30,000,000 subject to borrowing base and other requirements, (2) add an equipment loan facility (“Equipment Loan Facility”) of $1,000,000 subject to certain restrictions, and (3) amend certain financial performance covenants. Interest rates under the Equipment Loan Facility are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At May 10, 2006 the prime rate was 8.00% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were .50 and 2.50 percentage points, respectively.

The proceeds of the Term Loan were used to repay the outstanding balance due under the Company's Note Purchase Agreements ($3,125,000), which have now been cancelled and to reduce the Company's revolving debt under the Loan Agreement ($1,175,000). Interest rates under the Note Purchase Agreements had been 10% per annum.

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2006, borrowings under these credit arrangements totaled $955,000; an additional $691,000 remained unused.

CRITICAL ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has accounting policies which it believes are important to the Company's financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. These critical accounting policies include revenue recognition, realizability of inventories, collectibility of accounts receivable, depreciation of plant and equipment, and income taxes. The Company believes that the above critical policies have resulted in past actual results approximating the estimated amounts in those areas.

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

Revenue Recognition: The Company recognizes revenues when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectibility is reasonably assured. All subsidiaries of the Company except Perma-Pipe recognize revenues when product has been shipped (for FOB shipping point orders) or delivered (for FOB destination sales) or when services have been rendered.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories.

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2005 and 2004, evaluations the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2005 and 2004, no impairment of goodwill was required. Goodwill was $2,509,000 and $2,616,000 at January 31, 2006 and 2005, respectively. As of January 31, 2006 and 2005, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of January 31, 2006 and 2005 $1,409,000 and $1,516,000, respectively, was allocated to the Filtration Products segment. The change in goodwill of the Filtration Products segment was due to foreign currency translation.

ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). SFAS No. 123R, as amended, is applicable for all fiscal years beginning after June 15, 2005. As a result the Company is required to implement SFAS No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending April 30, 2006. The Company does not expect the adoption of SFAS 123R to have a material effect on its financial statements.

On December 5, 2005, the Board of Directors of the Company approved the acceleration of the vesting requirements for “out-of-the-money” stock options previously granted to employees, including its officers, pursuant to the 2004 Stock Incentive Plan, and “out-of-the-money” stock options previously granted to independent directors pursuant to the 2001 Independent Directors Stock Option Plan. The primary purpose of the acceleration is to eliminate reportable compensation expense the Company would recognize in future periods in its statements of operations upon its adoption of FASB Statement No. 123R (“Share-Based Payments”) in the year beginning February 1, 2006. The Company anticipates that such acceleration of vesting will reduce its pre-tax stock option compensation expense in each of the years 2006 through 2009 by approximately $109,000, or $.02 per share. A Form 8-K was filed on December 9, 2005.

FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” with an effective date of December 15, 2005 provides an elective alternative transition method. The Company has one year from December 15, 2005, the initial adoption of SFAS No. 123R to evaluate the available transition alternatives and make its one-time election. The transition method prescribed by SFAS 123R will be followed until the alternative method is elected.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R did not apply to the Company.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark. The Company has used foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company has been the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2006, 2005 and 2004.

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

At January 31, 2006 one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. The swap agreement exchanges the variable rate to fixed interest rate payments of 4.72% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the year ended January 31, 2006. The fair value of the derivative financial instrument was $20,500, and $13,500, net of deferred tax benefits of $7,000, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at January 31, 2006.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $66,000.

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

The consolidated financial statements of the Company for each of the three years in the period ended as of January 31, 2006, 2005 and 2004 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of January 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2006, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Report on Form 10-K. The Company has restated previously reported 2005 quarterly financial results. Due to this material weakness, the Company, in preparing its consolidated financial statements as of and for the period ended January 31, 2006, performed additional procedures relating to inventory to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

When processing inventory transactions using an Enterprise Resources Planning system installed in December 2004 at the Company's production facility for filtration products in Winchester, VA ("Winchester Facility"), errors were made subsequent to Winchester Facility's January 31, 2005 physical inventory, and during each of the interim fiscal quarters of 2005, which were discovered by Registrant's accounting personnel only when analyzing the Winchester Facility physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant's sales, cash flows, or business prospects. However, the errors did result in the overstatement of inventories, current assets, total assets, income before income taxes, and net income for each of the interim fiscal quarters of 2005.

Changes in Internal Controls.

Since January 31, 2006, the Company has taken steps to correct transaction processing procedures, accounting controls and reporting controls at the Winchester Facility to prevent recurrence of such errors. The Company has also examined controls and procedures at the Registrant's other locations to detect the presence of possible weaknesses similar to those that caused the above errors, and has analyzed the inventory accounts at Registrant's other locations to detect the possible presence of errors similar to those described above. No such weaknesses or errors were detected.

Other than the change discussed above, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table and the information contained under the captions “Board of Director Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's proxy statement for the 2006 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item1, Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2006 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to the information under the captions "Beneficial Ownership of Common Stock" and “Equity Compensation Plan Information” in the Company's proxy statement for the 2006 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2006 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the independence of the Company’s public accountants and the fees paid to such accountants is incorporated herein by reference to the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2006 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	List of documents filed as part of this report:
	(1)	Financial Statements - Consolidated Financial Statements of the Company
Refer to Part II, Item 8 of this report.
	(2)	Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts

b.	Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.

c.	The response to this portion of Item15 is submitted under 15a (2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MFRI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFRI, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders equity, and cash flows for the years ended January 31, 2006 and 2005. In connection with our audits, we have also audited the financial statement schedule (the "Schedule") listed in the Index at Item 15a(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of MFRI, Inc. and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended January 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
May 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MFRI, Inc. and subsidiaries

Chicago, Illinois

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2004 of MFRI, Inc. and subsidiaries. Our audit also included the financial statement schedule listed in the Index at Item 15a(2) for the year ended January 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of MFRI, Inc. and subsidiaries’ operations and their cash flows for the year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended January 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

May 14, 2004

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share information)

	2005	2004	2003
	Fiscal Year Ended January 31,
	2006	2005	2004
Net sales	$154,587	$145,096	$120,889

Cost of sales	121,901	113,968	96,291

Gross profit	32,686	31,128	24,598

Operating expenses:
Selling expense	12,383	10,477	10,141
General and administrative expense	17,624	15,474	15,178
Total operating expenses	30,007	25,951	25,319

Income (loss) from operations	2,679	5,177	(721)
Income from Joint Venture	196	225	492
Interest expense, net	1,839	1,658	2,003

Income (loss) before income taxes	1,036	3,744	(2,232)

Income tax expense (benefit)	505	931	(1,135)

Net Income (Loss)	$531	$2,813	$(1,097)

Weighted average number of common shares outstanding – basic	5,254	4,986	4,922
Basic earnings per share:
Net income (loss)	$0.10	$0.56	$(0.22)

Weighted average number of common shares outstanding – diluted	5,585	5,223	4,922
Diluted earnings per share:
Net income (loss)	$0.10	$0.54	$(0.22)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share information)

	As of January 31,
ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$1,114	$723
Restricted cash	369	973
Trade accounts receivable, less allowance for doubtful accounts of $504 in 2005 and $482 in 2004	20,377	22,715
Accounts receivable – related company	1,149	887
Income taxes receivable	145	48
Costs and estimated earnings in excess of billings on uncompleted contracts	2,471	2,472
Inventories, net	23,711	21,050
Deferred income taxes	2,131	1,842
Prepaid expenses and other current assets	1,311	915
Total current assets	52,778	51,625

Property, Plant and Equipment, Net	28,320	25,800

Other Assets:
Patents, net	453	582
Goodwill	2,509	2,616
Other assets	4,575	4,893
Total other assets	7,537	8,091

Total Assets	$88,635	$85,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$10,929	$13,072
Accrued compensation and payroll taxes	2,478	2,665
Commissions payable	5,018	4,192
Other accrued liabilities	4,114	3,172
Billings in excess of costs and estimated earnings on uncompleted contracts	134	790
Income taxes payable	-	68
Current maturities of long-term debt	1,562	1,334
Total current liabilities	24,235	25,293

Long-Term Liabilities:
Long-term debt, less current maturities	29,724	26,205
Other	2,866	2,748
Total long-term liabilities	32,590	28,953

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 50,000 shares in 2005 and 2004 respectively; 5,276 and 5,226 issued and outstanding in 2005 and 2004, respectively	53	52
Additional paid-in capital	23,084	22,868
Retained earnings	8,444	7,913
Accumulated other comprehensive income	229	437
Total stockholders’ equity	31,810	31,270

Total Liabilities and Stockholders’ Equity	$88,635	$85,516

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Common Stock
	Shares	Amount

Balances at January 31, 2003	4,922	$49	$21,397	$6,197	$(1,031)	$(11,375)

Net (loss)				(1,097)		(1,097)
Minimum pension liability adjustment (net of cumulative tax benefit of $217)					715	715
Unrealized translation adjustment					643	643
Balances at January 31, 2004	4,922	$49	$21,397	$5,100	$327	$261

Net income				2,813		2,813
Stock options exercised (including a tax benefit of $542)	304	3	1,471
Minimum pension liability adjustment (net of cumulative tax benefit of $320)					(168)	(168)
Unrealized translation adjustment					278	278
Balances at January 31, 2005	5,226	$52	$22,868	$7,913	$437	$2,923

Net income				531		531
Stock options exercised (including a tax benefit of $71)	50	1	216
Minimum pension liability adjustment (net of cumulative tax benefit of $154)					271	271
Interest Rate Swap (including a tax benefit of $7)					13	13
Unrealized translation adjustment					(492)	(492)
Balances at January 31, 2006	5,276	$53	$23,084	$8,444	$229	$323

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2005	2004	2003
	Fiscal Year Ended January 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$531	$2,813	$(1,097)
Adjustments, to reconcile net income (loss) to net cash flows from perating activities:
Income from Joint Venture	(196)	(225)	(492)
Depreciation and amortization	3,522	3,779	4,144
Provisions for uncollectible accounts	113	(75)	147
Deferred income taxes	(234)	(184)	(1,259)
Gain on sales of assets	(53)	(10)	(23)
Changes in operating assets and liabilities:
Accounts receivable	2,225	(4,287)	(694)
Income taxes receivable	(125)	348	632
Inventories	(2,662)	(2,659)	1,594
Prepaid expenses and other current assets	(639)	(1,594)	1,922
Accounts payable	(2,415)	693	2,519
Compensation and payroll taxes	640	(29)	442
Other assets and liabilities	1,427	1,679	(1,044)
Net cash flows from operating activities	2,134	249	6,791

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,315)	(1,755)	(4,102)
Proceeds from sales of property and equipment	46	1,804	476
Distributions from joint venture	270	50	427
Net cash flows from investing activities	(5,999)	99	(3,199)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	57,005	15,141	27,396
Repayments of debt	(53,002)	(16,271)	(30,854)
Net payments on capitalized lease obligations	(17)	(43)	(141)
Tax benefit of stock options exercised	71	542	-
Stock options exercised	146	934	-
Net cash flows from financing activities	4,203	303	(3,599)

Effect of exchange rate changes on cash and cash equivalents	53	(82)	(185)

Net increase (decrease) in cash and cash equivalents	391	569	(192)
Cash and cash equivalents – beginning of year	723	154	346
Cash and Cash Equivalents –end of year	$1,114	$723	$154

Supplemental Cash Flow Information:
Cash paid for:
Interest, net of capitalized amounts	$1,753	$1,818	$1,962
Income taxes paid (refunded)	719	(207)	(400)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

Note 1 - Basis of Presentation

MFRI, Inc. ("MFRI", the “Company”, or the “Registrant”) was incorporated on October 12, 1993. MFRI is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment.

Fiscal Year: The Company’s fiscal year ends on January 31. Years described as 2005, 2004 and 2003 are the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Balances described as balances as of 2005, 2004 and 2003 are balances as of January 31, 2006, 2005 and 2004, respectively.

Nature of Business: The Filtration Products business segment manufactures and sells a wide variety of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. The Filtration Products business segment markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. The Piping System business segment engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. This segment’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Piping System business segment’s leak detection and location systems are sold as part of many of its piping system products, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. The Industrial Cooling Equipment business segment engineers, designs, manufactures and sells industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. The Company’s products are sold both within the United States and internationally.

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

Revenue Recognition: The Company recognizes revenues when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectibility is reasonably assured. All business segments of the Company except the Piping System business segment recognize revenues when product has been shipped (for FOB shipping point orders) or delivered (for FOB destination sales) or when services have been rendered.

Percentage of Completion Revenue Recognition: The Piping System business segment recognizes revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Shipping and Handling: Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Operating Cycle: The length of the Piping System segment’s contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year. The Company’s other businesses do not have an operating cycle beyond one year.

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

Translation of Foreign Currency: Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders’ equity as part of accumulated comprehensive income.

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

Accounts Receivable Collection: The majority of the Company’s accounts receivable are mainly due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.

Concentration of Credit Risk: The Company has a broad customer base doing business in all regions of the United States as well as other areas in the world. The Company maintained foreign credit insurance covering selected foreign sales not secured by letters of credit or guarantees from parent companies in the United States. This expense is included in general and administrative expense in the Consolidated Statements of Operations.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

(In thousands)	2005	2004
Raw materials	$17,695	$17,943
Work in process	3,045	2,211
Finished goods	4,254	1,854
Subtotal inventories	24,994	22,008
Less allowances	1,283	958
Inventories, net	$23,711	$21,050

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset’s estimated useful life. No interest was capitalized during 2005 and 2004. Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Amortization of assets under capital leases is included in depreciation and amortization.

The Company’s investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)	2006	2005
Land, buildings and improvements	$20,710	$19,859
Machinery and equipment	25,521	21,996
Furniture, office equipment and computer software and systems	9,399	8,930
Transportation equipment	167	155
	55,797	50,940
Less accumulated depreciation and amortization	27,477	25,140
Property, plant and equipment, net	$28,320	$25,800

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2005 and 2004 evaluations the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2005 and 2004, no impairment of goodwill was required. Goodwill was $2,509,000 and $2,616,000 at January 31, 2006 and 2005, respectively. As of January 31, 2006 and 2005, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of January 31, 2006 and 2005 $1,409,000 and $1,516,000, respectively, was allocated to the Filtration Products segment. The change in goodwill of the Filtration Products segment was due to foreign currency translation.

The changes in the carrying amount of goodwill for the year ended January 31, 2006, are as follows:

(In thousands)
Balance as of February 1, 2005	$2,616
Foreign translation effect	(107)
Balance as of January 31, 2006	$2,509

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $453,000 and $582,000 at January 31, 2006 and 2005, respectively. Accumulated amortization was $1,835,000 and $1,636,000 at January 31, 2006 and 2005, respectively. Future amortizations over the next five years ending January 31, will be 2007 - $174,000, 2008 - $30,000, 2009 - $27,000, 2010 - $23,000 and 2011 - $21,000.

Investment in Joint Venture: In April 2002, Perma-Pipe and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. The Company received partner distributions from its joint venture of $270,000, $50,000 and $427,000 in 2005, 2004 and 2003 respectively. The Company accounts for its joint venture investment using the equity method. The Company's share of joint venture income was $196,000, $225,000 and $492,000 in 2005, 2004 and 2003 respectively.

Financial Instruments: The Company uses foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with transactions in the regular course of the Company’s export and international operations. The Company uses forward contracts which are short-term in duration, generally one year or less. The major currency exposure hedged by the Company has been the Canadian dollar. The contract amount, carrying amount and fair value of these contracts were not significant at January 31, 2006, 2005 and 2004.

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

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	2005	2004	2003
Basic weighted average number of common shares outstanding	5,254	4,986	4,922

Dilutive effect of stock options	331	237	-
Weighted average number of common shares outstanding assuming full dilution	5,585	5,223	4,922

(In thousands)	2005	2004	2003
Weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	176	340	775

Expired options during the year	6	30	9

Stock options with an exercise price below the average stock price	558	611	225

In 2005, a total of 50,034 stock options were exercised. There were 5,200 stock options exercised from February 1, 2006 through May 10, 2006.

Stock Options: The Company’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, using the intrinsic value method. Accordingly, no compensation cost has been recognized. The Company’s net income (loss) and income (loss) per share would have been reduced to the amounts shown below if compensation cost related to stock options had been determined based on fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). The pro forma net income effect of applying SFAS 148 was as follows:

(In thousands except per share information)	2005	2004	2003
Net income (loss) – as reported	$531	$2,813	$(1,097)
Compensation cost under fair-market value-based accounting method, net of tax	$(343)	$(221)	$(134)
Net income (loss) – pro forma	$188	$2,592	$(1,231)
Net income (loss) per common share – basic and diluted, as reported	$0.10	$0.56	$(0.22)
Net income (loss) per common share – basic and diluted, pro forma	$0.04	$0.52	$(0.25)
Reported diluted EPS higher than pro forma diluted EPS	$0.06	$0.04	$0.02

The compensation cost includes costs related to “out-of-the-money” stock options that had accelerated vesting on December 5, 2005.

The weighted average fair value of options granted during 2005 (net of options surrendered), 2004 and 2003 are estimated at $4.36, $1.85 and $1.14, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	51.95%	49.18%	50.01%
Risk-free interest rate	3.86%	4.31%	2.93%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.0	7.0	7.0

Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying values of the Company’s unsecured senior notes at January 31, 2006 and 2005 are also reasonable estimates of their fair value, as evidenced by the renegotiation of interest rates and terms that occurred recently as described in Note 6.

Accumulated Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) consists of the following:

(In thousands)	Accumulated Translation Adjustment	Minimum Pension Liability Adjustment	Interest Rate Swap	Total
Balances as of January 31, 2003	$39	$(1,070)	$-	$(1,031)
Unrealized translation adjustment	643	-		643
Minimum pension liability adjustment (net of cumulative tax benefit of $217)	-	715		715
Balances as of February 1, 2004	682	(355)	-	327
Unrealized translation adjustment	278	-		278
Minimum pension liability adjustment (net of cumulative tax benefit of $320)	-	(168)		(168)
Balances as of January 31, 2005	960	(523)	-	437
Unrealized translation adjustment	(492)			(492)
Interest Rate Swap (including a tax benefit of $7)			13	13
Minimum pension liability adjustment (net of cumulative tax benefit of $154)		271		271
Balances as of January 31, 2006	$468	$(252)	$13	$229

Accounting Pronouncements:

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). SFAS No. 123R, as amended, is applicable for all fiscal years beginning after June 15, 2005. As a result the Company is required to implement SFAS No. 123R at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending April 30, 2006. The Company does not expect the adoption of SFAS 123R to have a material effect on its financial statements.

On December 5, 2005, the Board of Directors of the Company approved the acceleration of the vesting requirements for “out-of-the-money” stock options previously granted to employees, including its officers, pursuant to the 2004 Stock Incentive Plan, and “out-of-the-money” stock options previously granted to independent directors pursuant to the 2001 Independent Directors Stock Option Plan. The primary purpose of the acceleration is to eliminate reportable compensation expense the Company would recognize in future periods in its statements of operations upon its adoption of FASB Statement No. 123R (“Share-Based Payments”) in the year beginning February 1, 2006. The Company anticipates that such acceleration of vesting will reduce its pre-tax stock option compensation expense in each of the years 2006 through 2009 by approximately $109,000, or $.02 per share. A Form 8-K was filed on December 9, 2005.

FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” with an effective date of December 15, 2005 provides an elective alternative transition method. The Company has one year from December 15, 2005, the initial adoption of SFAS No. 123R to evaluate the available transition alternatives and make its on-time election. The transition method prescribed by SFAS 123R will be followed until the alternative method FSP is elected.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R did not apply to the Company.

Note 3 - Related Party Transactions

The Company provides certain services and facilities to a company (affiliate) primarily owned by two principal stockholders who are also members of management. The Company also purchases certain services from that company under a lease and management services agreement. The Company received $102,000 and paid $121,000 from the affiliate under such agreements in 2005. The Company received $140,000 and paid $147,000 from the affiliate under such agreements in 2004.

Related company accounts receivable of $1,149,000 and $887,000 were included in the receivable balances at January 31, 2006 and 2005, respectively.

The lease agreement and the management services agreement were approved by the Company’s Committee of Independent Directors.

Note 4 - Retention Receivable

Retention is the amount withheld by a customer until a contract is completed. Retentions of $91,544 and $142,800 were included in the balance of trade accounts receivable at January 31, 2006 and 2005, respectively.

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)	2005	2004
Costs incurred on uncompleted contracts	$11,669	$19,186
Estimated earnings	2,694	5,664
Earned revenue	14,363	24,850
Less billings to date	12,026	23,168
Total	$2,337	$1,682
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,471	$2,472
Billings in excess of costs and estimated earnings on uncompleted contracts	(134)	(790)
Total	$2,337	$1,682

Note 6 - Debt

Debt consists of the following:

(In thousands)	2005	2004
Secured senior notes	$-	$3,125
Revolving bank loan domestic	13,612	11,370
Industrial revenue bonds	3,150	3,150
Mortgage notes	8,998	9,163
Term loans	4,556	32
Short-term credit arrangements	955	668
Capitalized lease obligations (Note 7)	15	31
Total debt	31,286	27,539
Less current maturities	1,562	1,334
Total Long-Term Debt	$29,724	$26,205

The following table summarizes the Company’s scheduled maturities, excluding the revolving lines of credit of $14,567,000 at January 31, 2006:

( In thousands)	Total	1/31/07	1/31/08	1/31/09	1/31/10	1/31/11	Thereafter
Mortgages	$8,998	$579	$598	$1,726	$631	$671	$4,793
IRB Payable	3,150	-	3,150	-	-	-	-
Term Loans	4,556	977	2,908	121	128	136	286
Capitalized Lease Obligations	15	6	4	4	1
Totals	$16,719	$1,562	$6,660	$1,851	$760	$807	$5,079

Debt

At January 31, 2006 and October 31, 2005, the Company was not in compliance with two financial performance covenants under the Loan Agreement (see the paragraphs below that describe the Loan Agreement). The Company has received a waiver and amendment dated May 10, 2006 from the lender. The Company has made all required payments of principal and interest under the Loan Agreement to date.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement, which matures on November 30, 2007, the Company can borrow up to $27,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2006, the prime rate was 7.5%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2006 was 6.02%. As of January 31, 2006, the Company had borrowed $13,612,000 and had $1,423,000 available to it under the revolving line of credit. In addition, $3,796,600 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2006, the amount of restricted cash was $369,000. Cash required for operations is provided by draw-downs on the line of credit.

At September 12, 2005 the Company entered into an interest rate swap agreement through November 28, 2008 under which the interest rate on $8,000,000 is fixed at 4.72% plus LIBOR Margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the year ended January 31, 2006. The fair value of the derivative financial instrument was $20,500, and $13,500, net of deferred tax benefits of $7,000, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at January 31, 2006.

On March 28, 2005, the Company's Loan Agreement was amended to (1) add a term loan of $4,300,000 ("Term Loan") and (2) amend certain covenants. The total that can be borrowed under the Loan Agreement was unchanged at $27,000,000, subject to borrowing base and other requirements. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At March 28, 2005 the prime rate was 5.75% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 1.25 and 3.5 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

On May 10, 2006, the Company’s Loan Agreement was amended to (1) increase the revolving credit line to $30,000,000 subject to borrowing base and other requirements, (2) add an equipment loan facility (“Equipment Loan Facility”) of $1,000,000 subject to certain restrictions, and (3) amend certain financial performance covenants. Interest rates under the Equipment Loan Facility are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At May 10, 2006 the prime rate was 8.00% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were .50 and 2.50 percentage points, respectively.

The proceeds of the Term Loan were used to repay the outstanding balance due under the Company's Note Purchase Agreements ($3,125,000), which have now been cancelled and to reduce the Company's revolving debt under the Loan Agreement ($1,175,000). Interest rates under the Note Purchase Agreements had been 10% per annum.

On December 31, 2005, the Company obtained a loan in the amount of 7,067,000 Danish Kroners (“DKK”) (approximately $1,122,000 at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the building addition. The loan has a term of twenty years. The loan bears interest at 4.28% with quarterly payments of $23,500 for both principal and interest.

On December 30, 2005 Perma-Pipe, Inc. borrowed $900,000 under an equipment loan secured by equipment. The loan bears interest at 6.23% with monthly payments of $13,400 for both principal and interest, and has a seven year term.

On May 11, 2005, the Company obtained a loan in the amount of 3,241,500 DKK (approximately $536,000 at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the building addition. The loan has a term of twenty years. The loan bears interest at 4.89% with quarterly payments of $10,700 for both principal and interest.

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for the new building, in the amount of 700,000 Euro, approximately $754,600 at the exchange rate prevailing at the time of the transaction. The loan has a term of ten years. The loan bears interest at 6.1% with quarterly payments of $9,400 for both principal and interest.

On January 29, 2003, the Company obtained a loan from a Danish bank to construct a building, in the amount of 1,050,000 Euro, approximately $1,136,000 at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 4.0% with quarterly payments of $19,000 for both principal and interest.

On April 26, 2002, Midwesco Filter borrowed $2,025,000 under a mortgage note secured by its manufacturing facility in Winchester, Virginia. Proceeds from the mortgage, net of a prior mortgage loan were used to make principal payments to the lenders under the Prior Term Loans and the bank which was the lender under the Company’s revolving line of credit at that time. The loan bears interest at 7.10% with a monthly payment of $23,616 for both principal and interest, and has a ten year term.

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

The Company also has short-term credit arrangements used by its European subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2006, borrowings under these credit arrangements totaled $955,000; an additional $691,000 remained unused.

Note 7 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)	2005	2004
Machinery and equipment	$164	$164
Furniture and office equipment	698	698
Transportation equipment	38	245
	900	1,107
Less accumulated amortization	890	1,084
	$10	$23

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

At January 31, 2006, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

(In thousands)	Operating Leases	Capital Leases
2007	$1,046	$6
2008	818	4
2009	516	4
2010	373	1
2011	356
Thereafter	264
Present value of future minimum lease payments (Note 6)	$3,373	$15

Rental expense for operating leases was $1,341,600, $752,300 and $807,000 in 2005, 2004 and 2003, respectively.

Note 8 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes:

(In thousands)	2005	2004	2003
Domestic	$(210)	$2,172	$(2,995)
Foreign	1,246	1,572	763
Total	$1,036	$3,744	$(2,232)

Components of income tax expense (benefit) are as follows:

(In thousands)	2005	2004	2003
Current:
Federal	$(109)	$467	$41
Foreign	566	475	158
State and other	140	173	78
	597	1,115	277
Accrued (Deferred)	(92)	(184)	(1,412)
Totals	$505	$931	$(1,135)

The tax benefit related to stock options recorded through equity was $71,000 and $542,000 in 2005 and 2004 which did not affect net income in 2005 and 2004.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory rate is as follows:

(In thousands)	2005	2004	2003
Tax (benefit) at federal statutory rate	$352	$1,273	$(759)
Foreign rate tax differential	83	(59)	(171)
State (benefit) taxes, net of federal benefit	56	157	(120)
Research & development credit	(68)	(401)	-
Other – net	82	(39)	(85)
Totals	$505	$931	$(1,135)

Components of the current deferred income tax asset (liability) balances are as follows:

(In thousands)	2005	2004
Accrued commissions and bonuses	$969	$788
Other accruals not yet deducted	590	507
Inventory valuation allowance	489	373
Allowance for doubtful accounts	170	140
Inventory uniform capitalization	(20)	(15)
Other	(22)	49
Totals	$2,176	$1,842

Components of the long-term deferred income tax asset (liability) balances are as follows:

(In thousands)	2005	2004
Capital loss carry forward from sale of foreign subsidiary	$114	$307
Depreciation	(1,124)	(1,291)
Goodwill	338	424
Non-qualified deferred compensation	642	434
Minimum pension liability	(230)	(91)
Net operating loss	744	536
Research & development credit	426	358
Alternative minimum tax credit	-	55
Foreign deferred liability	(230)	(145)
Other	237	524
Totals	$917	$1,111

At January 31, 2006 the Company had a net operating loss carryforward of $2,235,000 available to offset future taxable income in the United States and certain foreign jurisdictions, which expires in 2024.

Note 9 - Employee Retirement Plans

Pension Plan

The Winchester facility has a defined benefit plan covering its hourly rated employees. The benefits are based on fixed amounts multiplied by years of service of retired participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date and those expected to be earned in the future. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. The Company may contribute additional amounts at its discretion.

The market related value of plan assets at January 31, 2006 was $3,419,846. The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan. The target asset allocation was 95% to 100% mutual funds. The investment policy is to invest all funds in the Vanguard Balanced Index Fund except for cash needed to pay benefits and investment expenses for the year. At January 31, 2006, 98.5% of plan assets were held in a mutual fund and the remaining 1.5% was in a money market fund. The expected long-term rate-of-return-on-assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the fund.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)	2005	2004
Accumulated benefit obligations:
Vested benefits	$3,456	$3,413
Accumulated benefits	3,466	3,422
Total accumulated benefit obligations	6,922	6,835

Change in benefit obligation:
Benefit obligation – beginning of year	$4,647	$3,312
Service cost	114	99
Interest cost	248	187
Amendments	-	-
Actuarial loss	(1,319)	1,134
Benefits paid	(90)	(85)
Benefit obligation – end of year	3,600	4,647

Change in plan assets:
Fair value of plan assets – beginning of year	$3,091	$2,683
Actual return on plan assets	260	163
Company contributions	159	330
Benefits paid	(90)	(85)
Fair value of plan assets – end of year	3,420	3,091

Funded status	$(179)	$(1,556)
Unrecognized prior service cost	489	571
Unrecognized actuarial loss	539	2,067
Prepaid benefit cost recognized in the consolidated balance sheet	$849	$1,082

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$849	$1,082
Accrued benefit liability	(895)	(1,413)
Intangible asset	489	571
Accumulated other comprehensive income	406	842
Net amount recognized	$849	$1,082

Weighted-average assumptions used to determine net cost and benefit
Obligations for years ended January 31:
End of year benefit obligation	5.620%	5.735%
Service cost discount rate	5.388%	5.388%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost:
Service cost	$114	$99
Interest cost	248	187
Expected return on plan assets	(252)	(223)
Amortization of prior service cost	82	82
Recognized actuarial loss	201	78
Net periodic benefit cost	$393	$223

Cash Flows:

(In thousands)
Expected employer contributions for fiscal year ending 1/31/2007	$0
Expected employee contributions for fiscal year ending 1/31/2007	$0
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending:
1/31/2007	$154
1/31/2008	173
1/31/2009	190
1/31/2010	196
1/31/2011	199
1/31/2012-1/31/2016	$1,300

401(k) Plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 2% of each participant’s salary.

Contributions to the 401(k) Plan and its predecessors were $346,400, $329,300 and $347,000 for the years ended January 31, 2006, 2005 and 2004, respectively. The Company estimates that it will contribute $347,000 for the year ending January 31, 2007.

Deferred Compensation Plans

The Company also has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. The cash surrender value of the life insurance contracts was included in other assets and the deferred compensation liability was included in other long-term liabilities in the consolidated balance sheet. The charges to expense were $225,900, $288,200 and $209,000 in 2005, 2004 and 2003, respectively.

Note 10 - Business Segment and Geographic Information

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

The following is information relevant to the Company's business segments:

(In thousands)	2005	2004	2003
Net Sales:
Filtration Products	$64,413	$61,740	$54,872
Piping Systems	54,657	54,053	40,523
Industrial Process Cooling Equipment	35,517	29,303	25,494
Total Net Sales	$154,587	$145,096	$120,889

Gross Profit:
Filtration Products	$11,758	$12,320	$9,782
Piping Systems	10,862	10,284	7,516
Industrial Process Cooling Equipment	10,066	8,524	7,300
Total Gross Profit	$32,686	$31,128	$24,598

Income from Operations:
Filtration Products	$2,221	$3,539	$1,145
Piping Systems	5,060	5,405	2,281
Industrial Process Cooling Equipment	1,544	1,570	738
Corporate	(6,146)	(5,337)	(4,885)
Total Income (loss) from Operations	$2,679	$5,177	$(721)

Income before Income Taxes:
Filtration Products	$2,221	$3,539	$1,145
Piping Systems	5,256	5,630	2,773
Industrial Process Cooling Equipment	1,544	1,570	738
Corporate	(7,985)	(6,995)	(6,888)
Total Income (loss) before Income Taxes	$1,036	$3,744	$(2,232)

Segment Assets:
Filtration Products	$36,179	$33,511	$35,621
Piping Systems	30,333	29,696	22,852
Industrial Process Cooling Equipment	12,545	12,101	11,228
Corporate	9,578	10,208	9,226
Total Segment Assets	$88,635	$85,516	$78,927

Capital Expenditures:
Filtration Products	$1,654	$623	$2,236
Piping Systems	4,043	762	1,605
Industrial Process Cooling Equipment	230	139	87
Corporate	388	226	174
Total Capital Expenditures	$6,315	$1,750	$4,102

Depreciation and Amortization:
Filtration Products	$1,194	$1,214	$1,262
Piping Systems	1,416	1,385	1,577
Industrial Process Cooling Equipment	357	357	385
Corporate	555	823	920
Total Depreciation and Amortization	$3,522	$3,779	$4,144

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2005	2004	2003
Net Sales:
United States	$129,556	$117,511	$100,017
Europe	9,830	12,994	10,219
Asia	8,860	8,200	3,588
Canada	2,471	3,415	3,711
Mexico, South America, Central America and the Caribbean	3,719	2,686	3,201
Other	151	290	153
	$154,587	$145,096	$120,889

Long-Lived Assets:
United States	$20,340	$21,882	$25,054
Europe	4,535	3,918	3,774
United Arab Emirates	3,445	-	-
Total Long-Lived Assets	$28,320	$25,800	$28,828

Note 11 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)	2005	2004	2003
Cash Paid For:
Income taxes, net of (refunds) received	$719	$(207)	$(400)
Interest paid, net of amounts capitalized	$1,753	$1,818	$1,962

Noncash Financing and Investing Activities:
Fixed assets acquired under capital leases	$-	$-	$18

Note 12 - Stock Options

Under the 2004 Stock Option Plan (“Option Plans”), 250,000 shares of common stock are reserved for issuance to key employees of the Company and its affiliates as well as certain advisors and consultants to the Company. In addition, under the 2004 Option Plan, an additional two percent of shares of the Company’s common stock outstanding have been added to the shares reserved for issuance each February 1, beginning February 1, 2006. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plan may be either non-qualified options or incentive options. Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.

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

The following summarizes the changes in options under the plans:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	688,380	$3.62	1,017,950	$3.44	946,400	$3.57
Granted	101,600	7.61	4,000	3.31	103,250	2.16
Exercised	(50,034)	2.90	(303,757)	3.08	-	-
Cancelled	(6,350)	3.49	(29,813)	2.91	(31,700)	3.41
Outstanding at end of year	733,596	$4.22	688,380	$3.62	1,017,950	$3.44

Options exercisable at year-end	655,496		385,025		486,374

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at January 31, 2006	Weighted Average Exercise Price
$2.00-$2.99	154,933	6.9	$2.16	79,833	$2.16
$3.00-$3.99	390,163	5.9	3.12	387,163	3.12
$4.00-$4.99	11,200	3.9	4.14	11,200	4.14
$5.00-$5.99	1,500	0.9	6.92	1,500	6.92
$6.00-$6.99	100,300	9.4	7.61	100,300	7.61
$8.00-$8.99	500	2.2	8.10	500	8.10
$9.00-$9.99	75,000	1.8	9.60	75,000	9.60
	733,596	6.2	$4.22	655,496	$4.46

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

Standards No. 148, Accounting for Stock-Based Compensation (“SFAS 148”). The pro forma net income effect of applying SFAS 148 was as follows:

(In thousands except per share information)	2005	2004	2003
Net income (loss) – as reported	$531	$2,813	$(1,097)
Compensation cost under fair-market value-based accounting method, net of tax	$(343)	$(221)	$(134)
Net income (loss) – pro forma	$188	$2,592	$(1,231)
Net income (loss) per common share – basic and diluted, as reported	$0.10	$0.56	$(0.22)
Net income (loss) per common share – basic and diluted, pro forma	$0.04	$0.52	$(0.25)
Reported diluted EPS higher than pro forma diluted EPS	$0.06	$0.04	$0.02

The weighted average fair value of options granted during 2005 (net of options surrendered), 2004 and 2003 are estimated at $4.36, $1.85 and $1.14, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	51.95%	49.18%	50.01%
Risk-free interest rate	3.86%	4.31%	2.93%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.0	7.0	7.0

Note 13 - Stock Rights

On September 15, 1999, the Company’s Board of Directors declared a dividend of one common stock purchase right (a “Right”) for each share of MFRI’s common stock outstanding at the close of business on September 22, 1999. The stock issued after September 22, 1999 and before the redemption or expiration of the Rights is also entitled to one Right for each such additional share. Each Right entitles the registered holders, under certain circumstances, to purchase from the Company one share of MFRI’s common stock at $25.00, subject to adjustment. At no time will the Rights have any voting power.

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

Note 14 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2005 and 2004:

	2005
(In thousands except per share information)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$36,202	$40,691	$39,384	$38,310
Gross Profit	7,867	9,074	9,163	6,582
Net income (loss)	218	619	788	(1,094)
Weighted average number of common shares:
Outstanding – basic	5,234	5,252	5,262	5,267
Outstanding – diluted	5,623	5,606	5,596	5,541
Per Share Data:
Net income (loss) – basic	$0.04	0.12	0.15	$(0.21)
Net income (loss) - diluted	$0.04	0.11	0.14	$(0.19)

	2004
(In thousands except per share information)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$32,128	$38,068	$39,708	$35,192
Gross Profit	5,906	8,952	9,164	7,106
Net income (loss)	(329)	1,369	1,614	160
Weighted average number of common shares:
Outstanding – basic	4,922	4,922	4,961	5,138
Outstanding – diluted	4,922	4,997	5,304	5,527
Per Share Data:
Net income (loss) – basic	$(0.07)	$0.27	$0.33	$0.03
Net income (loss) - diluted	$(0.07)	$0.27	$0.31	$0.03

Note 15 - Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2005 and 2004 are summarized below:

(In thousands)	2005	2004	2003
Aggregate product warranty liability at beginning of year	$738	630	$553
Aggregate accruals related to product warranties	907	451	535
Aggregate reductions for payments	(802)	(387)	(567)
Aggregate changes for pre-existing warranties	(16)	44	109
Aggregate product warranty liability at end of year	$827	$738	$630

Schedule II

MFRI, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2006, 2005 and 2004

In Thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Recoveries from previous accounts charged off (2)	Balance at End of Period

Year Ended January 31, 2006:
Allowance for possible losses in collection of trade receivables	$482	$91	$142	$73	$504

Year Ended January 31, 2005:
Allowance for possible losses in collection of trade receivables	$557	$189	$264	$-	$482

Year Ended January 31, 2004:
Allowance for possible losses in collection of trade receivables	$410	$308	$161	$-	$557

(1)	Uncollectible accounts charged off
(2)	Recoveries from accounts previously charged off

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	May 15, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) ) )
)
	HENRY M. MAUTNER*	Director	)
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	DENNIS KESSLER*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-70298]
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit 10.4 of Registration Statement No. 33-70794]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (SEC File No. 0-18370)]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company’s Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]
10(d)*	Form of Directors Indemnification Agreement
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (SEC File No. 0-18370)]
10(f)

Loan and Security Agreement between the Company and Fleet Capital Corporation dated July 11, 2002 and the amendments thereto dated October 3, 2002, December 12, 2002, April 30, 2003, October 31, 2003, July 1, 2004 and March 28, 2005. [Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (SEC File No. 0-18370)]

10(g)	Seventh Amendment to Loan and Security Agreement between the Company and Bank of America dated May 10, 2006
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (SEC File No. 0-18370)]
21*	Subsidiaries of MFRI, Inc.
23* 23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24*	Power of Attorney executed by directors and officers of the Company
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