Form 10-Q
period 2006-04-30
MFRI INC
filed 2006-06-14
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes ☐ No ☒
On June 13, 2006, there were 5,282,155 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year ending January 31, 2007. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended April 30,
	2006	2005
Net sales	$46,932	$36,202
Cost of sales	37,127	28,335
Gross profit	9,805	7,867

Operating expenses:
Selling expenses	3,706	2,849
General and administrative expenses	4,967	4,414
Total operating expenses	8,673	7,263

Income from operations	1,132	604
Income from joint venture	83	96
Interest expense – net	556	386
Income before income taxes	659	314

Income taxes	508	96
Net income	$151	$218
Weighted average number of common shares outstanding – basic	5,281	5,234
Weighted average number of common shares outstanding - diluted	5,662	5,623
Basic earnings per share Net income	$0.03	$0.04
Diluted earnings per share Net income	$0.03	$0.04

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	April 30, 2006	January 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,373	$1,114
Restricted cash	587	369
Trade accounts receivable, net	28,390	20,377
Accounts receivable – related companies	770	1,149
Costs and estimated earnings in excess of billings on ncompleted contracts	3,511	2,471
Income taxes receivable	178	145
Inventories	25,300	23,711
Deferred income taxes	2,005	2,131
Prepaid expenses and other current assets	1,058	1,311
Total current assets	63,172	52,778

Property, plant and equipment, net	29,620	28,320

Other Assets:
Patents, net of accumulated amortization	444	453
Goodwill	2,564	2,509
Other assets	4,471	4,575
Total other assets	7,479	7,537
Total Assets	$100,271	$88,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,141	$10,929
Commissions payable	5,095	5,018
Accrued compensation and payroll taxes	2,550	2,478
Other accrued liabilities	4,845	4,114
Current maturities of long-term debt	1,477	1,562
Billings in excess of costs and estimated earnings on uncompleted ontracts	1,990	134
Total current liabilities	32,098	24,235

Long-Term Liabilities:
Long-term debt, less current maturities	32,943	29,724
Other	2,979	2,866
Total long-term liabilities	35,922	32,590

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in April 2006 and January 2006; 5,281 issued and outstanding in April 2006 and 5,276 issued and outstanding in January 2006	53	53
Additional paid-in capital	23,116	23,084
Retained earnings	8,594	8,444
Accumulated other comprehensive income	488	229
Total stockholders’ equity	32,251	31,810
Total Liabilities and Stockholders’ Equity	$100,271	$88,635

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended April 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$151	$218
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from joint venture	(83)	(96)
Depreciation and amortization	868	831
Provision for uncollectible accounts	47	(22)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,060)	167
Costs and estimated earnings in excess of billings on uncompleted contracts	815	966
Inventories	(1,589)	(865)
Prepaid expenses and other current assets	725	416
Current liabilities	5,360	(3,052)
Other operating assets and liabilities	792	765
Net Cash Flows from Operating Activities	(974)	(672)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,035)	(1,013)
Net Cash Flows from Investing Activities	(2,035)	(1,013)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	37,494	14,300
Repayment of debt	(34,508)	(12,905)
Stock options exercised	32	54
Payments on capitalized lease obligations	(2)	-
Net Cash Flows from Financing Activities	3,016	1,449

Effect of Exchange Rate Changes on Cash and Cash Equivalents	252	(70)

Net Increase in Cash and Cash Equivalents	259	(306)

Cash and Cash Equivalents – Beginning of Period	1,114	723

Cash and Cash Equivalents – End of Period	$1,373	$417

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$557	$339
Income taxes paid (refunded)	39	39

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2006

1.

The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principals and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2006 audited financial statements have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	At April 30, 2006 the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Prior to February 1, 2006, the Company accounted for its equity-based awards in accordance with the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company did not recognize stock-based compensation cost in its Consolidated Statement of Operations prior to February 1, 2006, since the options granted had an exercise price equal to the market value of the common stock on the grant date.

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the three-month period ended April 30, 2006. No stock options vested in the first quarter and the stock-based compensation expense for the 2006’s first quarter was $15,000 (net of tax). Results for prior periods have not been restated.

The fair values of the option awards granted prior to but not vested as of April 2006 and 2005 respectively, were estimated on the grant date using the Black-Scholes option pricing model and the assumptions shown in the following table:

(In thousands)	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005
Expected volatility	46.81%-51.95%	44.85%-50.01%
Risk-free interest rate	2.93%-4.51%	2.93%-4.95%
Dividend yield	0%	0%
Expected life in years	7	7

Had compensation cost been determined using the fair value method at April 30, 2005, the Company’s pro forma net income (loss) and earnings (loss) per share would have been as follows:

(In thousands)	Three Months Ended April 30, 2005
Net income – as reported	$218
Compensation cost using fair market value-based accounting method net of tax	$(21)
Net income – pro forma	$197
Net income per common share – basic, as reported	$0.04
Net income per common share – basic, pro forma	$0.04
Net income per common share – diluted, as reported	$0.04
Net income per common share – diluted, pro forma	$0.04

3.	Inventories consisted of the following:

(In thousands)	April 30, 2006	January 31, 2006
Raw materials	$19,099	$17,695
Work in progress	3,197	3,045
Finished goods	4,267	4,254
Sub total	26,563	24,994
Less: Inventory allowance	1,263	1,283
Inventory, net	25,300	23,711

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2006 and 2005 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2006 and 2005, no impairment of goodwill was required. Goodwill was $2,564,000 and $2,509,000 at April 30, 2006 and January 31, 2006, respectively. As of April 30, 2006 and January 31, 2006, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of April 30, 2006 and January 31, 2006, $1,464,000 and $1,409,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $444,000 and $453,000 at April 30, 2006 and January 31, 2006, respectively. Accumulated amortization was $1,879,000 and $1,835,000 at April 30, 2006 and January 31, 2006, respectively. Future amortization over the next five years ending January 31, will be 2007 - $130,500, 2008 - $30,000, 2009 - $27,000 2010 - $23,000, 2011 - $21,000.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at April 30, 2006 and January 31, 2006 were $3,467,007 and $3,419,846, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended April 30,
Components of net periodic benefit cost:	2006	2005
Service cost	$24	$29
Interest cost	49	62
Expected return on plan assets	(67)	(63)
Amortization of prior service cost	21	20
Recognized actuarial loss	6	50
Net periodic benefit cost	$33	$98

Employer contributions remaining for fiscal year ending January 31, 2007 are expected to be $292,509. In February 2006 a $23,693 contribution was made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	Three Months Ended April 30,
	2006	2005
Net income	$151	$218
Basic weighted average number of common shares outstanding	5,281	5,234
Dilutive effect of stock options	381	389
Weighted average number of common shares outstanding assuming full dilution	5,662	5,623
Basic earnings per share net income	$0.03	$0.04
Diluted earnings per share net income	$0.03	$0.04

	Three Months Ended April 30,
	2006	2005
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	75,000	75,000

Stock options with an exercise price below the average stock price	652,521	595,568

As of June 13, 2006 a total of 6,000 stock options were exercised since February 1, 2006.

8.	The components of comprehensive income, net of tax, were as follows:

(In thousands)	Three Months Ended April 30,
	2006	2005
Net income	$151	$218
Interest rate swap	45	0
Change in foreign currency translation adjustments	212	(79)
Comprehensive income	$408	$139

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	April 30, 2006	January 31, 2006
Accumulated translation adjustment	$681	$468
Interest rate swap (net of tax benefit of $30)	59	13
Minimum pension liability adjustment (net of cumulative tax benefit of $154 at April 30 and January 31, 2006)	(252)	(252)
Accumulated other comprehensive income	$488	$229

9.

Business Segment Reporting: The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

(In thousands)	Three Months Ended April 30,
	2006	2005
Net sales:
Filtration Products	$18,565	$17,037
Piping Systems	14,246	11,306
Industrial Process Cooling Equipment	11,636	7,859
Corporate and Other	2,485	0
Total net sales	$46,932	$36,202
Gross profit:
Filtration Products	$3,302	$3,129
Piping Systems	2,906	2,424
Industrial Process Cooling Equipment	3,517	2,314
Corporate and Other	80	0
Total gross profit	$9,805	$7,867
Income (expense) from operations:
Filtration Products	$682	$835
Piping Systems	1,092	1,038
Industrial Process Cooling Equipment	904	367
Corporate and Other	(1,546)	(1,636)
Income from operations	$1,132	$604
Income (expense) before income taxes:
Filtration Products	$682	$835
Piping Systems	1,175	1,134
Industrial Process Cooling Equipment	904	367
Corporate and Other	(2,102)	(2,022)
Income before income taxes	$659	$314

10.

Related Party Transactions: The Company provides certain services to a company primarily owned by two principal stockholders who are also members of management of the Company. The Company also purchases certain services, leases space and subcontracts projects with such company under management services agreement, a lease agreement or contracts, which was approved by the Company’s Committee of Independent Directors.

Related company accounts receivable of $770,000 and $1,149,000 were included in the receivable balances at April 30, 2006 and January 31, 2006 respectively. During the first quarter of 2006, the Company recorded revenue of $2,485,000 pursuant to a contract wholly subcontracted to such company.

11.

Contingencies: The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2006 are summarized below (in thousands):

(In thousands)
	Three Months Ended April 30, 2006	Year Ended January 31, 2006
Aggregate product warranty liability at beginning of year	$827	$738
Aggregate accruals related to product warranties	438	907
Aggregate reductions for payments	(306)	(802)
Aggregate changes for pre-existing warranties	(2)	(16)
Aggregate product warranty liability at end of year	$957	$827

12.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company is required to implement 123R for the first interim period ending April 30, 2006. The impact on the Company in the future is not expected to be material.

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

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R does not apply to the Company.

13.	At April 30, 2006, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through May 10, 2006, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $30,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. At April 30, 2006, the prime rate was 7.75%, and the margin added to the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was 2.25 percentage points. Monthly interest payments were made. As of April 30, 2006, the Company had borrowed $15,290,000 and had $2,800,000 available to it under the revolving line of credit. In addition, $4,521,400 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2006, the amount of restricted cash was $587,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Our analysis presented below is organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the consolidated financial statements, including the notes thereto. An overview of the segment results is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Item 1 of this report.

Three months ended April 30

Net sales of $46,932,000 for the quarter increased 29.6% from $36,202,000 for the comparable quarter in the prior-year. (See discussion of each business segment below.)

Gross profit of $9,805,000 increased 24.6% from $7,867,000 in the prior-year quarter, and gross margin decreased to 20.9% of net sales in the current year from 21.7 % of net sales in the prior-year. (See discussion of each business segment below.)

Selling expenses increased 30.0% to $3,706,000 for the quarter from $2,849,000 in the prior-year quarter due primarily to increased number of selling personnel and related commissions. (See discussion of each business segment below.)

General and administrative expenses increased 12.5% to $4,967,000 for the quarter from $4,414,000 in the prior-year quarter. General administrative expenses increases included $351,000 in start up costs described in the Piping Systems Business section of this report. (See discussion of each business segment below.)

Net income declined to $151,000 in the current quarter from $218,000 in the prior-year quarter primarily for reasons summarized above and discussed in more detail below, including the unfavorable income tax effect of $380,000 of PPME start-up expenses which were not tax deductible. Because PPME is located in an area with no income taxes, future earnings generated there will also be free of income taxes.

Filtration Products Business

Three months ended April 30

Net sales for the quarter increased 9.0% to $18,565,000 from $17,037,000 for the comparable quarter in the prior-year. This increase was primarily the result of increased sales of filter bags and related services.

Gross profit as a percent of net sales declined to 17.8% in the current year from 18.4% in the prior-year primarily as a result of product mix and a highly competive market place.

Selling expenses increased to $1,726,000 from $1,456,000 for the comparable quarter last year and increased as a percentage of sales to 9.3% from 8.5% of net sales for the comparable quarter last year. The increase was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses increased to $897,000 or 4.8% of net sales in the current-year quarter from $838,000 or 4.9% of net sales in the prior-year quarter. The increase was primarily due to increased depreciation expenses at our Danish facility related to upgrading its business applications software.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

Three months ended April 30

Net sales increased 26.0% to $14,246,000 in the current quarter from $11,306,000 in the prior-year quarter. This increase was primarily due an increase in the oil and gas business.

Gross profit as a percent of net sales decreased to 20.4% from 21.4% primarily because of higher unabsorbed manufacturing costs.

Selling expenses increased to $425,000 or 3.0% of net sales in the current year quarter from $392,000 or 3.5% of net sales for the prior-year quarter. The increase was primarily due to $29,000 of selling expenses for the new facility in the United Arab Emirates (“U.A.E.”).

General and administrative expenses increased to $1,390,000 or 9.8% of net sales in the current year quarter from $994,000 or 8.8% of net sales for the prior-year quarter. In March, 2006 the Company opened a new facility (PPME), in the U.A.E. The company will manufacture specialty pre-insulated piping systems for Dubai, other parts of the U.A.E., and other markets in the region. The increase in general and administrative expenses was primarily due to $351,000 in start-up costs related to PPME.

Industrial Process Cooling Equipment Business

Three months ended April 30

Net sales of $11,636,000 for the quarter increased 48.1% from $7,859,000 for the comparable quarter in the prior-year. The increase was due primarily to improved conditions in plastic molding and printing markets.

Gross profit increased to 30.2% of net sales from 29.4% of net sales in the prior-year quarter, primarily due to fixed overhead costs over larger volume.

Selling expenses increased to $1,556,000 or 13.4% of net sales in the current-year quarter from $1,001,000 or 12.7% of net sales in the prior-year quarter. The increase was due to additional sales personnel and higher commissions due to increased sales.

General and administrative expenses increased to $1,057,000 or 9.1% of net sales from $947,000 or 12.0% of net sales in the prior-year quarter. This dollar increase was primarily due to increased salary expense and increased group insurance expense.

General Corporate and Other

Three months ended April 30

The first quarter 2006, included Sales of $2,485,000 and gross profit of $80,000 not related to the Company’s three reportable business segments.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.

General and administrative expenses decreased to $1,626,000 in the current year quarter from $1,636,000 in the prior-year quarter, and decreased as a percentage of total company net sales to 3.5% in the current year quarter from 4.5% in the prior-year quarter. The decrease was mainly due to expenses incurred in the prior year to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred this year.

Interest expense increased to $556,000 for the current year quarter from $386,000 in the prior-year quarter. The increase was primarily due to additional borrowings at higher interest rates.

Taxes on earnings reflect the estimated annual effective rates for the first quarter 2006. The 77.1% effective tax rate for the first quarter 2006 is more than the statutory U.S. federal income tax rate due mainly to the unfavorable income tax effect of PPME start-up expenses without income tax benefit. In the first quarter 2006, an expense of $106,000 was incurred relating to prior years’ state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2006 were $1,373,000 as compared to $1,114,000 at January 31, 2006. The Company used $974,000 from operations during the first three months. Operating cash flows decreased by $302,000 from the corresponding period in the prior year. Net borrowings of $2,984,000 from the Company’s credit facility, and operating cashflow were used to support $2,035,000 in capital spending. Exercise of stock options resulted in proceeds of $16,000.

Trade receivables increased $8,060,000 primarily due to the piping systems business’ trade receivables up by $3,259,000 from an increase in the oil and gas business. Inventories increased $1,589,000 from January 31, 2006 due to increased production. Other operating assets and liabilities increased $791,000 from January 31, 2006.

Net cash used for investing activities for the three months ended April 30, 2006 was $2,035,000. Capital expenditures increased $1,022,000 from the prior year period primarily due to PPME facility asset additions of $1,129,000.

Debt totaled $34,420,000, an increase of $3,134,000 since the beginning of the year. Net cash inflows from financing activities were $3,016,000, primarily to support higher working capital investments. Stock option activity resulted in $32,000 of cash inflow.

The Company’s working capital was approximately $31,074,000 at April 30, 2006 compared to approximately $28,543,000 at January 31, 2006. The change was primarily due to the increase in accounts receivable.

The Company’s current ratio was 2.0 to 1 for April 30, 2006 and 2.2 to 1 for January 31, 2006, respectively. Debt to total capitalization at April 30, 2006 increased to 51.6% from 49.6% in January 31, 2006.

At April 30, 2006, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through May 10, 2006, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $30,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. At April 30, 2006, the prime rate was 7.75%, and the margin added to the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was 2.25 percentage points. Monthly interest payments were made. As of April 30, 2006, the Company had borrowed $15,290,000 and had $2,800,000 available to it under the revolving line of credit. In addition, $4,521,400 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2006, the amount of restricted cash was $587,000. Cash required for operations is provided by draw-downs on the line of credit.

ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). Under Statement No. 123R, the Company is required to implement 123R for the first interim period ending April 30, 2006. The impact on the Company in the future is not expected to be material.

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

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires that the assets, liabilities, and the results of activities of a variable interest entity in which a business enterprise has controlling financial interest be included in consolidation with those of the business enterprise. Adoption of FIN No. 46R does not apply to the Company.

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

At January 31, 2006 one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. The swap agreement exchanges the variable rate to fixed interest rate payments of 4.72% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the period ended April 30, 2006. The fair value of the derivative financial instrument was $89,300, and $59,000, net of deferred tax benefits of $30,300, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at April 30, 2006.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $84,000.

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

As of April 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There was a material weakness in internal control described in Item 9A of the Company’s January 31, 2006 10-K filed on May 12, 2006. When processing inventory transactions using an Enterprise Resources Planning system installed in December 2004 at the Company's production facility for filtration products in Winchester, VA ("Winchester Facility"), errors were made subsequent to Winchester Facility's January 31, 2005 physical inventory, and during each of the interim fiscal quarters of 2005, which were discovered by Registrant's accounting personnel only when analyzing the Winchester Facility physical inventory as of January 31, 2006. The errors did not affect the quantity of physical inventory, and no restatement for any such period affects the Registrant's sales, cash flows, or business prospects. However, the errors did result in the overstatement of inventories, current assets, total assets, income before income taxes, and net income for each of the interim fiscal quarters of 2005.

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

MFRI, INC.

Date:	June 14, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)