Form 10-Q
period 2006-07-31
MFRI INC
filed 2006-09-11
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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
On September 11, 2006, there were 5,345,240 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year ending January 31, 2007. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of North America.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales	$53,542	$40,691	$100,474	$76,893
Cost of sales	41,021	31,617	78,148	59,952
Gross profit	12,521	9,074	22,326	16,941

Operating expenses:
Selling expenses	3,481	2,784	7,187	5,633
General and administrative expenses	5,426	4,943	10,393	9,357
Total operating expenses	8,907	7,727	17,580	14,990

Income from operations	3,614	1,347	4,746	1,951
Income from joint venture	200	22	283	119
Interest expense – net	621	478	1,177	865
Income before income taxes	3,193	891	3,852	1,205

Income taxes	879	272	1,387	368
Net income	$2,314	$619	$2,465	$837
Weighted average number of common shares outstanding – basic	5,306	5,252	5,294	5,243
Weighted average number of common shares outstanding - diluted	5,710	5,606	5,667	5,613
Basic earnings per share: Net income	$0.44	$0.12	$0.47	$0.16
Diluted earnings per share: Net income	$0.41	$0.11	$0.43	$0.15

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2006	January 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$579	$1,114
Restricted cash	1,117	369
Trade accounts receivable, net	31,721	20,377
Accounts receivable – related companies	68	1,149
Costs and estimated earnings in excess of billings on uncompleted contracts	4,018	2,471
Income taxes receivable	0	145
Inventories	30,214	23,711
Deferred income taxes	2,327	2,131
Prepaid expenses and other current assets	872	1,311
Total current assets	70,916	52,778

Property, plant and equipment, net	31,857	28,320

Other Assets:
Patents, net of accumulated amortization	379	453
Goodwill	2,582	2,509
Other assets	3,653	4,575
Total other assets	6,614	7,537
Total Assets	$109,387	$88,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,711	$10,929
Commissions payable	6,872	5,018
Accrued compensation and payroll taxes	2,259	2,478
Other accrued liabilities	4,249	4,114
Current maturities of long-term debt	1,585	1,562
Billings in excess of costs and estimated earnings on uncompleted contracts	1,234	134
Income tax payable	99	0
Total current liabilities	36,009	24,235

Long-Term Liabilities:
Long-term debt, less current maturities	35,191	29,724
Other	3,311	2,866
Total long-term liabilities	38,502	32,590

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in July 2006 and January 2006; 5,327 issued and outstanding in July 2006 and 5,276 issued and outstanding in January 2006	53	53
Additional paid-in capital	23,404	23,084
Retained earnings	10,908	8,444
Accumulated other comprehensive income	511	229
Total stockholders’ equity	34,876	31,810
Total Liabilities and Stockholders’ Equity	$109,387	$88,635

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$2,465	$837
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from joint venture	(283)	(119)
Depreciation and amortization	1,756	1,824
Provision for uncollectible accounts	88	58
(Gain) loss on sale of fixed assets	9	-
Stock compensation expense	35	-
Changes in operating assets and liabilities:
Trade accounts receivable	(11,251)	(1,775)
Costs and estimated earnings in excess of billings on uncompleted contracts	(431)	(629)
Inventories	(6,376)	(958)
Prepaid expenses and other current assets	475	(621)
Accounts Payable and other current liabilities	9,561	(2,623)
Other operating assets and liabilities - net	2,427	1,473
Net Cash Flows from Operating Activities	(1,525)	(2,533)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	10
Purchases of property and equipment	(4,936)	(2,101)
Distributions from joint venture	350	195
Net Cash Flows from Investing Activities	(4,586)	(1,896)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	73,192	17,113
Repayment of debt	(67,897)	(12,658)
Tax benefit of stock options exercised	143	-
Stock options exercised	177	91
Payments on capitalized lease obligations	(5)	(11)
Net Cash Flows from Financing Activities	5,610	4,535

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(34)	(353)

Net Increase in Cash and Cash Equivalents	(535)	(247)

Cash and Cash Equivalents – Beginning of Period	1,114	723

Cash and Cash Equivalents – End of Period	$579	$476

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,164	$785
Income taxes paid	126	76

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2006

1.

The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures, which would substantially duplicate the disclosures, contained in the January 31, 2006 audited financial statements have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. During the second quarter, the Company finalized the purchase accounting for a filtration facility in South Africa that was acquired on April 12, 2006. This acquisition was not material to the financial statements.

2.	At July 31, 2006, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

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

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 109,500 shares stock-based compensation to employees, officers or directors during the six-month period ended July 31, 2006. The stock-based compensation expense for the three and six months ended July 31, 2006 was $15,400 and 19,600, respectively. In accordance with SFAS 123R, results for prior periods have not been restated.

The fair values of the option awards granted prior to but not vested as of July 2006 and 2005 respectively, were estimated on the grant date using the Black-Scholes option pricing model and the assumptions shown in the following table:

(In thousands)	2006	2005
Expected volatility	46.81%-52.23%	44.85%-51.95%
Risk-free interest rate	2.93%-5.16%	2.93%-4.95%
Dividend yield	0%	0%
Expected life in years	7	7

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the three and six months ending July 31, 2005 is shown in the following table:

(In thousands)	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net income – as reported	$619	$837
Compensation cost using fair market value-based accounting method net of tax	$(40)	$(62)
	$579	$775
Net income per common share – basic, as reported	$0.12	$0.16
Net income per common share – basic, pro forma	$0.11	$0.15
Net income per common share – diluted, as reported	$0.11	$0.15
Net income per common share – diluted, pro forma	$0.10	$0.14

3.	Inventories consisted of the following:

(In thousands)	July 31, 2006	January 31, 2006
Raw materials	$23,409	$17,695
Work in progress	3,292	3,045
Finished goods	4,864	4,254
Sub total	31,565	24,994
Less: Inventory allowance	1,351	1,283
Inventory, net	$30,214	$23,711

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2006 and 2005 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2006 and 2005, no impairment of goodwill was required. Goodwill was $2,582,000 and $2,509,000 at July 31, 2006 and January 31, 2006, respectively. As of July 31, 2006 and January 31, 2006, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of July 31, 2006 and January 31, 2006, $1,482,000 and $1,409,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $379,000 and $453,000 at July 31, 2006 and January 31, 2006, respectively. Accumulated amortization was $1,909,000 and $1,835,000 at July 31, 2006 and January 31, 2006, respectively. Future amortization over the next five years ending January 31, will be 2007 - $174,000, 2008 - $30,000, 2009 - $27,000 2010 - $23,000, 2011 - $21,000.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at July 31, 2006 and January 31, 2006 were $3,453,388 and $3,419,846, respectively. Net cost recognized was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$24	$29	$48	$58
Interest cost	49	62	98	124
Expected return on plan assets	(67)	(63)	(134)	(126)
Amortization of prior service cost	21	20	42	40
Recognized actuarial loss	6	50	12	100
Net periodic benefit cost	$33	$98	$66	$196

Employer contributions remaining for fiscal year ending January 31, 2007 are expected to be $129,600. As of July 31, 2006, $77,993 contributions were made.

 7.    The basic weighted average shares reconcile to diluted weighted average shares as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2006	2005	2006	2005
Net income	$2,314	$619	$2,465	$837
Basic weighted average number of common shares outstanding	5,306	5,252	5,294	5,243
Dilutive effect of stock options	404	354	373	370
Weighted average number of common shares outstanding assuming full dilution	5,710	5,606	5,667	5,613
Basic earnings per share net income	$0.44	$0.12	$.47	$0.16
Diluted earnings per share net income	$0.41	$0.11	$.43	$0.15

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	0	177,100	184,500	75,500

Stock options with an exercise price below the average market price	784,698	578,705	600,198	680,305

As of September 11, 2006, a total of 69,085 stock options have been exercised since February 1, 2006.

8.	The components of comprehensive income, net of tax, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2006	2005	2006	2005
Net income	$2,314	$619	$2,465	$837
Interest rate swap	4	-	49	-
Change in foreign currency translation adjustments	19	(354)	232	(433)
Comprehensive income	$2,337	$265	$2,746	$404

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	July 31, 2006	January 31, 2006
Accumulated translation adjustment	$700	$468
Interest rate swap (net of tax benefit of $32)	63	13
Minimum pension liability adjustment (net of cumulative tax benefit of $154 at July 31 and at January 31, 2006)	(252)	(252)
Accumulated other comprehensive income	$511	$229

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

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net sales:
Filtration Products	$18,640	$14,921	$37,205	$31,958
Piping Systems	24,617	17,727	38,863	29,033
Industrial Process Cooling Equipment	9,917	8,043	21,553	15,902
Corporate and Other	368	-	2,853	-
Total net sales	$53,542	$40,691	$100,474	$76,893
Gross profit:
Filtration Products	$3,791	$3,130	7,093	6,259
Piping Systems	5,676	3,769	8,582	6,193
Industrial Process Cooling Equipment	3,043	2,175	6,560	4,489
Corporate and Other	11	-	91	-
Total gross profit	$12,521	$9,074	$22,326	$16,941
Income (expense) from operations:
Filtration Products	$988	$782	1,670	1,617
Piping Systems	3,658	2,203	4,750	3,241
Industrial Process Cooling Equipment	644	202	1,548	569
Corporate and Other	(1,676)	(1,840)	(3,222)	(3,476)
Income from operations	$3,614	$1,347	$4,746	$1,951
Income (expense) before income taxes:
Filtration Products	$988	782	1,670	1,617
Piping Systems	3,858	2,225	5,033	3,360
Industrial Process Cooling Equipment	644	202	1,548	569
Corporate and Other	(2,297)	(2,318)	(4,399)	(4,341)
Income before income taxes	$3,193	$891	$3,852	$1,205

10.

Related Party Transactions: The Company provides certain services to a company primarily owned by two principal stockholders who are also members of management of the Company. The Company also purchases certain services, leases space and subcontracts projects with such company under a management services agreement, a lease agreement or contracts, which were approved by the Company’s Committee of Independent Directors.

Related company accounts receivable of $68,000 and $1,149,000 were included in the receivable balances at July 31, 2006 and January 31, 2006 respectively. During the second quarter of 2006, the Company recognized net sales of $368,000 pursuant to a contract wholly subcontracted to such company.

11.

Contingencies: The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters were expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years.

Changes in the warranty liability in 2006 are summarized below (in thousands):

	Six Months Ended July 31, 2006	Year Ended January 31, 2006
Aggregate product warranty liability at beginning of year	$827	$738
Aggregate accruals related to product warranties	711	907
Aggregate reductions for payments	(600)	(802)
Aggregate changes for pre-existing warranties	(3)	(16)
Aggregate product warranty liability at end of year	$935	$827

12.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on February 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact of the adoption of FASB Interpretation 48 on its financial statements.

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

13.	At July 31, 2006, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through May 10, 2006, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $30,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. At July 31, 2006, the prime rate was 8.25%, and the margin added to the prime rate and the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, were .25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of July 31, 2006, the Company had borrowed $18,000,000 and had $4,500,000 available to it under the revolving line of credit. In addition, $4,600,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2006, the amount of restricted cash was $1,117,000. Cash required for operations is provided by draw-downs on the line of credit.

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment. The results of operations for the quarter ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year ending January 31, 2007. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of North America. The Company’s other businesses do not demonstrate seasonality.

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

Three months ended July 31

Net sales of $53,542,000 for the quarter increased 31.6% from $40,691,000 for the comparable quarter in the prior year. Gross profit of $12,521,000 increased 38.0% from $9,074,000 in the prior-year quarter, and gross margin increased to 23.4% of net sales in the current-year quarter from 22.3 % of net sales in the prior-year quarter. Selling expenses increased 25.0% to $3,481,000 for the quarter from $2,784,000 in the prior-year quarter due primarily to increased number of selling personnel and related commissions. General and administrative expenses increased 9.8% to $5,426,000 for the quarter from $4,943,000 in the prior-year quarter. General administrative expenses increased primarily due to accrued incentive expenses driven by increased income. (See discussion of each business segment below.)

Net income increased to $2,314,000 in the current quarter from $619,000 in the prior-year quarter primarily from increased sales and reasons summarized above and discussed in more detail below.

Six months ended July 31

Net sales of $100,474,000 for the six months increased 30.7% from $76,893,000 for the comparable period in the prior year. Gross profit of $22,326,000 for the six months increased 31.8% from $16,941,000 for the comparable period in the prior year, while gross margin increased to 22.2% of net sales in the current year from 22.0% of net sales in the prior year. Selling expenses increased 27.6% to $7,187,000 for the six months from $5,633,000 for the comparable period in the prior year due primarily to increased number of selling personnel and related commissions. General and administrative expenses increased 11.1% to $10,393,000 for the six months from $9,357,000 for the comparable period in the prior year. General administrative expenses increased primarily due to accrued incentive expenses driven by increased income General administrative expense increases included $549,000 in start-up costs described in the Piping Systems Business section of this report. (See discussion of each business segment below.)

Net income increased to $2,465,000 for the six months from $837,000 for the comparable period in the prior year. The increase in net income was primarily due to increased sales.

Filtration Products Business

During the second quarter, the Company finalized the purchase accounting for a filtration facility in South Africa that was acquired on April 12, 2006. This acquisition was not material to the financial statements.

Three months ended July 31

Net sales for the quarter increased 24.9% to $18,640,000 from $14,921,000 for the comparable quarter in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross profit as a percent of net sales decreased to 20.3% in the current quarter from 21.0% in the prior-year quarter primarily as a result of a highly competitive marketplace offset by improved product mix.

Selling expenses increased to $1,890,000 from $1,474,000 for the comparable quarter last year and increased as a percentage of sales to 10.1% from 9.9% of net sales for the comparable quarter last year. The increase was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses increased to $910,000 or 4.0% of net sales in the current quarter from $874,000 or 5.9% of net sales in the prior-year quarter. The dollar increase was primarily the result of the inclusion of the general and administrative expense of the South African facility we acquired in April 2006 and an increase in professional service expense.

Six months ended July 31

Net sales for the six months increased 16.4% to $37,205,000 from $31,958,000 for the comparable period in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross profit as a percent of net sales decreased for the six months to 19.1% in the current year from 19.6% in the prior year, primarily due to a highly competitive marketplace offset by improved manufacturing efficiency on higher unit volume and improved product mix.

Selling expense for the six months increased to $3,616,000 or 9.7% of net sales from $2,931,000 or 9.2% of net sales for the comparable period in the prior year. The increase was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses increased to $1,807,000 or 4.9% of net sales in the current year from $1,712,000 or 5.4% of net sales in the prior year. The dollar increase was primarily the result of the inclusion of the general and administrative expense of the South African facility we acquired in April 2006, and an increase in professional service expense.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of North America.

Three months ended July 31

Net sales increased 38.9% to $24,617,000 in the current quarter from $17,727,000 in the prior-year quarter. This increase was primarily due to increased demand from the oil and gas industry.

Gross profit as a percent of net sales increased to 23.1% in the current quarter from 21.3% in the prior-year quarter primarily from higher margins in the oil and gas industry.

Selling expenses decreased to $297,000 or 1.2% of net sales in the current quarter from $337,000 or 1.9% of net sales for the prior-year quarter. This was primarily due to reduced staffing.

General and administrative expenses increased to $1,721,000 or 7.0% of net sales in the current quarter from $1,229,000 or 6.9% of net sales for the prior-year quarter The increase in general and administrative expenses was primarily due to accrued incentive expenses driven by increased income. In addition, the increase in expenses included costs related to the start-up of the Middle East facility in the third quarter 2005. Thus, there were no related Middle East facility costs incurred in the prior-year quarter.

Six months ended July 31

Net sales of $38,863,000 for the six months increased 33.9% from $29,033,000 for the comparable period in the prior year. This increase was primarily due to increased demand from the oil and gas industry.

Gross profit as a percent of net sales increased to 22.1% in the current year from 21.3% in the prior year, mainly due to higher margins from the oil and gas industry.

Selling expense decreased to $722,000 or 1.9% of net sales in the current-year period from $729,000 or 2.5% of net sales in the prior-year period. This was primarily due to reduced staffing.

General and administrative expense increased to $3,110,000 or 8.0% net sales in the current-year period, compared with $2,223,000 or 7.7% net sales in the prior-year period. The increase in general and administrative expenses was primarily due to accrued incentive expenses driven by increased income. In addition, the increase in expenses included costs related to the start-up of the Middle East facility in the third quarter 2005. Thus, there were no related Middle East facility costs incurred in the first two quarters of the prior year.

Industrial Process Cooling Equipment Business

Three months ended July 31

Net sales of $9,917,000 for the quarter increased 23.3% from $8,043,000 for the comparable quarter in the prior year. The increase was due primarily to increased demand from industrial machine tool and printing industry customers and new product offerings.

Gross profit as a percent of net sales increased to 30.7% in the current quarter from 27.0% in the prior-year quarter as a result of improved manufacturing efficiency and improved customer demand.

Selling expenses increased to $1,293,000 or 13.0% of net sales in the current quarter from $973,000 or 12.1% of net sales in the prior-year quarter. The increase was due to higher promotional and trade show expenses and the commissions associated with the higher sales.

General and administrative expenses increased in the current quarter to $1,106,000 or 11.2% of net sales from $1,000,000 or 12.4% of net sales in the prior-year quarter. This dollar increase was primarily due to increased staffing and related benefit costs.

Six months ended July 31

Net sales of $21,553,000 for the six months increased 35.5% from $15,902,000 for the comparable period in the prior year, mainly due to increased demand from original equipment manufacturers in several markets.

Gross margin as a percent of net sales increased to 30.4% in the current year from 28.2% in the prior year, primarily due to improved manufacturing efficiency and higher customer demand.

Selling expense increased to $2,849,000 or 13.2% of net sales in the current-year period from $1,973,000 or 12.4% of net sales in the prior year. The increase was primarily due to increased promotional and trade show expenses and the commissions associated with the higher sales.

General and administrative expense increased to $2,163,000 or 10.0% of net sales in the current-year period from $1,947,000 or 12.2% of net sales in the prior year. This dollar increase was primarily due to increased staffing and related benefit costs.

General Corporate and Other

Three months ended July 31

The second quarter 2006, included Sales of $368,000 and gross profit of $11,000 not related to the Company’s three reportable business segments.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.

General and administrative expenses decreased to $1,689,000 or 3.2% of consolidated net sales in the current quarter from $1,840,000 or 4.5% in the prior-year quarter. The decrease was mainly due to expenses incurred in the prior year to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006.

Interest expense increased to $621,000 for the current quarter from $478,000 in the prior-year quarter. The increase was primarily due to additional borrowings at higher interest rates.

Six months ended July 31

Year to date included Sales of $2,853,000 and gross profit of $91,000 not related to the Company’s three reportable business segments.

General and administrative expense decreased to $3,313,000 in the current-year six-month period from $3,476,000 in the prior-year period, and decreased as a percentage of consolidated net sales from 4.5% in the prior-year period to 3.3% in the current-year period. The decrease was mainly due to expenses incurred in the prior year to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006.

Interest expense increased to $1,177,000 for the current-year period from $865,000 for the comparable period in the prior year. The increase was primarily due to additional borrowings at higher interest rates.

Taxes

Taxes on earnings reflect the estimated annual effective rate for 2006, and as of July 31, 2006, the Company estimated a 36% annual effective tax rate. The second quarter’s effective tax rate of 28% reflected the expected impact of the Middle East facility’s annual income, which is in a tax free zone.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2006 were $579,000 as compared to $1,114,000 at January 31, 2006. The Company used $1,525,000 from operations during the first six months. Operating cash flows increased by $1,008,000 for the six months from July 2005 to July 2006. In the current quarter, a cash distribution of $350,000 was received from the Company’s investment in a joint venture. During the first six months, net borrowings of $5,610,000 from the Company’s credit facility, and operating cashflow were used to support $4,936,000 in capital spending. Exercise of stock options for the first six months resulted in proceeds of $177,000.

Trade receivables increased $11,251,000 for the six months primarily due to the piping systems business’ trade receivables up by $9,673,000 from increased net sales from the oil and gas customers. Inventories increased $6,376,000 from January 31, 2006 due to increased raw material requirements for future production. Other operating assets and liabilities increased $2,427,000 from January 31, 2006.

Net cash used for investing activities for the six months ended July 31, 2006 was $4,586,000. Capital expenditures increased $2,835,000 for the six months from July 2005 to July 2006 primarily due to asset additions of $2,700,000 at the Middle East facility.

Debt totaled $36,776,000, an increase of $5,490,000 since the beginning of the fiscal year. Net cash inflows from financing activities were $5,290,000, primarily to support higher working capital investments. Stock option activity resulted in $320,000 of cash inflow, which includes $143,000 tax benefit of stock options exercised in addition to stock option proceeds of $177,000.

The Company’s working capital was approximately $34,907,000 at July 31, 2006 compared to approximately $28,543,000 at January 31, 2006. The change was primarily due to the increase in accounts receivable.

The Company’s current ratio was 2.0 to 1 for July 31, 2006 and 2.2 to 1 for January 31, 2006, respectively. Debt to total capitalization at July 31, 2006 increased to 51.3% from 49.6% in January 31, 2006.

At July 31, 2006, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement as amended through May 10, 2006, which matures on November 30, 2007, the Company can borrow under a revolving line of credit $30,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. At July 31, 2006, the prime rate was 8.25%, and the margin added to the prime rate and the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, was .25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of July 31, 2006, the Company had borrowed $18,000,000 and had $4,500,000 available to it under the revolving line of credit. In addition, $4,600,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2006, the amount of restricted cash was $1,117,000. Cash required for operations is provided by draw-downs on the line of credit.

ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on February 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact of the adoption of FASB Interpretation No. 48 on its financial statements.

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

At January 31, 2006, one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. The swap agreement exchanges the variable rate to fixed interest rate payments of 4.72% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the period ended July 31, 2006. The fair value of the derivative financial instrument was $94,600, and $62,450, net of deferred tax benefits of $32,150, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at July 31, 2006.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $110,000.

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

As of July 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on June 22, 2006. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

	For	Against
David Unger	5,072,556	3,300
Henry M. Mautner	4,974,348	101,508
Bradley E. Mautner	4,984,248	91,608
Arnold F. Brookstone	5,063,456	12,400
Eugene Miller	5,066,456	9,400
Stephen B. Schwartz	5,066,456	9,400
Dennis Kessler	5,066,456	9,400

Item 6.	Exhibits

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

MFRI, INC.

Date:	September 11, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)