Form 10-Q
period 2006-10-31
MFRI INC
filed 2006-12-06
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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
On December 5, 2006, there were 5,420,790 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006. The results of operations for the quarter ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year ending January 31, 2007. One of the reasons for this is that, due to the seasonality of the Company's Piping Systems business, sales and earnings are typically higher during the late spring, summer and early fall months (second and third quarters), due to favorable weather for construction over much of North America and correspondingly lower during the late fall, winter and early spring months (fourth and first quarters).

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales	$64,182	$39,384	$164,656	$116,277
Cost of sales	49,815	30,221	127,963	90,173
Gross profit	14,367	9,163	36,693	26,104

Operating expenses:
Selling expenses	3,666	3,153	10,853	8,786
General and administrative expenses	5,406	4,417	15,799	13,774
Total operating expenses	9,072	7,570	26,652	22,560

Income from operations	5,295	1,593	10,041	3,544
Income from joint venture	149	56	432	174
Interest expense – net	729	496	1,906	1,359
Income before income taxes	4,715	1,153	8,567	2,359

Income taxes	1,995	365	3,382	734
Net income	$2,720	$788	$5,185	$1,625
Weighted average number of common shares outstanding – basic	5,381	5,262	5,323	5,249
Weighted average number of common shares outstanding - diluted	5,677	5,596	5,571	5,602
Basic earnings per share: Net income	$0.51	$0.15	$0.97	$0.31
Diluted earnings per share: Net income	$0.48	$0.14	$0.93	$0.29

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2006	January 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$249	$1,114
Restricted cash	1,360	369
Trade accounts receivable, net	35,010	20,377
Accounts receivable – related companies	358	1,149
Costs and estimated earnings in excess of billings on uncompleted contracts	4,991	2,471
Income taxes receivable	0	145
Inventories	32,729	23,711
Deferred income taxes	1,953	2,131
Prepaid expenses and other current assets	615	1,311
Total current assets	77,265	52,778

Property, plant and equipment, net	32,438	28,320

Other Assets:
Patents, net of accumulated amortization	412	453
Goodwill	2,582	2,509
Other assets	3,912	4,575
Total other assets	6,906	7,537
Total Assets	$116,609	$88,635

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,113	$10,929
Commissions payable	2,250	5,018
Accrued compensation and payroll taxes	3,550	2,478
Other accrued liabilities	7,753	4,114
Current maturities of long-term debt	4,744	1,562
Billings in excess of costs and estimated earnings on uncompleted contracts	727	134
Income tax payable	1,219	0
Total current liabilities	39,356	24,235

Long-Term Liabilities:
Long-term debt, less current maturities	36,296	29,724
Other	3,057	2,866
Total long-term liabilities	39,353	32,590

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in October 2006 and January 2006; 5,408 issued and outstanding in October 2006 and 5,276 issued and outstanding in January 2006	54	53
Additional paid-in capital	23,877	23,084
Retained earnings	13,628	8,444
Accumulated other comprehensive income	341	229
Total stockholders’ equity	37,900	31,810
Total Liabilities and Stockholders’ Equity	$116,609	$88,635

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$5,185	$1,625
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) from joint venture	(432)	(174)
Depreciation and amortization	2,909	2,916
Provision for uncollectible accounts	2	24
(Gain) loss on sale of fixed assets	8	(39)
Stock compensation expense	94	-
Changes in operating assets and liabilities:
Trade accounts receivable	(14,454)	(1,735)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,842)	841
Inventories	(8,960)	(291)
Prepaid expenses and other current assets	314	(122)
Accounts Payable and other current liabilities	9,843	(2,095)
Other operating assets and liabilities – net	2,286	1,355
Net Cash Flows from Operating Activities	(5,047)	2,305

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,565)	(3,911)
Distributions from joint venture	450	270
Proceeds from sale of property and equipment	0	39
Net Cash Flows from Investing Activities	(6,115)	(3,602)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	125,998	37,015
Repayment of debt	(116,438)	(35,429)
Tax benefit of stock options exercised	349	59
Proceeds from stock options exercised	445	106
Payments on capitalized lease obligations	(7)	(14)
Net Cash Flows from Financing Activities	10,347	1,737

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(50)	(410)

Net Increase in Cash and Cash Equivalents	(865)	30

Cash and Cash Equivalents – Beginning of Period	1,114	723

Cash and Cash Equivalents – End of Period	$249	$753

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,857	$1,267
Income taxes paid	$612	$83

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2006

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

2.	At October 31, 2006, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

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

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 109,500 shares stock-based compensation to employees, officers or directors in June 2006. The stock-based compensation expense for the three and nine months ended October 31, 2006 was $58,500 and 93,600, respectively. In accordance with SFAS 123R, results for prior periods have not been restated.

The fair values of the option awards granted prior to but not vested as of October 2006 and 2005 respectively, were estimated on the grant date using the Black-Scholes option pricing model and the assumptions shown in the following table:

(In thousands)	2006	2005
Expected volatility	46.81%-52.23%	44.85%-51.95%
Risk-free interest rate	2.93%-5.16%	2.93%-4.95%
Dividend yield	0%	0%
Expected life in years	7	7

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the three and nine months ending October 31, 2005 is shown in the following table:

(In thousands)	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income – as reported	$788	$1,625
Compensation cost using fair market value-based accounting method net of tax	$(40)	$(101)
	$748	$1,524
Net income per common share – basic, as reported	$0.15	$0.31
Net income per common share – basic, pro forma	$0.14	$0.29
Net income per common share – diluted, as reported	$0.14	$0.29
Net income per common share – diluted, pro forma	$0.13	$0.27

3.	Inventories consisted of the following:

(In thousands)	October 31, 2006	January 31, 2006
Raw materials	$25,669	$17,695
Work in progress	3,866	3,045
Finished goods	4,465	4,254
Sub total	34,000	24,994
Less: Inventory allowance	1,271	1,283
Inventory, net	$32,729	$23,711

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2006 and 2005 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2006 and 2005, no impairment of goodwill was required. Goodwill was $2,582,000 and $2,509,000 at October 31, 2006 and January 31, 2006, respectively. As of October 31, 2006 and January 31, 2006, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of October 31, 2006 and January 31, 2006, $1,482,000 and $1,409,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $412,000 and $453,000 at October 31, 2006 and January 31, 2006, respectively. Accumulated amortization was $1,966,000 and $1,835,000 at October 31, 2006 and January 31, 2006, respectively. Future amortization over the next five years ending January 31, will be 2007 - $174,000, 2008 - $30,000, 2009 - $27,000 2010 - $23,000, 2011 - $21,000.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at October 31, 2006 and January 31, 2006 were $3,715,563 and $3,419,846, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$25	$29	$73	$87
Interest cost	50	62	148	186
Expected return on plan assets	(73)	(63)	(207)	(189)
Amortization of prior service cost	20	20	62	60
Recognized actuarial loss	5	50	17	150
Net periodic benefit cost	$27	$98	$93	$294

Employer contributions remaining for fiscal year ending January 31, 2007 are expected to be $54,300. As of October 31, 2006, $153,272 contributions were made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2006	2005	2006	2005
Net income	$2,720	$788	$5,185	$1,625
Basic weighted average number of common shares outstanding	5,381	5,262	5,323	5,249
Dilutive effect of stock options	296	334	248	353
Weighted average number of common shares outstanding assuming full dilution	5,677	5,596	5,571	5,602
Basic earnings per share net income	$0.51	$0.15	$0.97	$0.31
Diluted earnings per share net income	$0.48	$0.14	$0.93	$0.29

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market price of the common shares	0	176,800	0	175,800

Stock options with an exercise price below the average market price	702,435	570,254	702,435	571,254

As of December 5, 2006, a total of 144,635 stock options have been exercised since February 1, 2006.

8.	The components of comprehensive income, net of tax, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2006	2005	2006	2005
Net income	$2,720	$788	$5,185	$1,625
Interest rate swap	(153)	-	(104)	-
Change in foreign currency translation adjustments	(17)	(77)	215	(510)
Comprehensive income	$2,550	$711	$5,296	$1,115

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2006	January 31, 2006
Accumulated translation adjustment	$684	$468
Interest rate swap (net of tax expense of $51)	(91)	13
Minimum pension liability adjustment (net of cumulative tax benefit of $154 at October 31 and at January 31, 2006)	(252)	(252)
Accumulated other comprehensive income	$341	$229

9.

Business Segment Reporting: The Company has three reportable segments under the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information. The Filtration

Products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net sales:
Filtration Products	$24,970	$15,832	$62,175	$47,789
Piping Systems	28,823	13,704	67,686	42,738
Industrial Process Cooling Equipment	10,251	9,848	31,804	25,750
Corporate and Other	138	-	2,991	-
Total net sales	$64,182	$39,384	$164,656	$116,277
Gross profit:
Filtration Products	$5,297	$3,176	$12,390	$9,435
Piping Systems	6,474	3,114	15,056	9,307
Industrial Process Cooling Equipment	2,590	2,873	9,150	7,362
Corporate and Other	6	-	97	-
Total gross profit	$14,367	$9,163	$36,693	$26,104
Income (expense) from operations:
Filtration Products	$2,557	$758	$4,227	$2,375
Piping Systems	4,687	1,580	9,437	4,821
Industrial Process Cooling Equipment	109	672	1,657	1,241
Corporate and Other	(2,058)	(1,417)	(5,280)	(4,893)
Income from operations	$5,295	$1,593	$10,041	$3,544
Income (expense) before income taxes:
Filtration Products	$2,557	$758	$4,227	$2,375
Piping Systems	4,836	1,636	9,869	4,995
Industrial Process Cooling Equipment	109	672	1,657	1,241
Corporate and Other	(2,787)	(1,913)	(7,186)	(6,252)
Income before income taxes	$4,715	$1,153	$8,567	$2,359

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

Related company accounts receivable of $358,000 and $1,149,000 were included in the receivable balances at October 31, 2006 and January 31, 2006 respectively. During the third quarter of 2006, the Company recognized net sales of $138,000 pursuant to a contract wholly subcontracted to such company.

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

Changes in the warranty liability in 2006 are summarized below:

(in thousands)	Nine Months Ended October 31, 2006	Year Ended January 31, 2006
Aggregate product warranty liability at beginning of year	$827	$738
Aggregate accruals related to product warranties	1,402	907
Aggregate reductions for payments	(1,168)	(802)
Aggregate changes for pre-existing warranties	(1)	(16)
Aggregate product warranty liability at end of year	$1,060	$827

12.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on February 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact of the adoption of FASB Interpretation 48 on its financial statements.

The SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Financial Statements” (“SAB 108”). Pursuant to SAB 108, a company will be required to quantify errors using both a balance sheet and income statement approach and restate prior period financial statements when either approach (as opposed to only one approach) results in a material misstatement. Adoption of SAB 108 is not expected to impact the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Effective in the fourth quarter of 2006, SFAS 158 requires employers to recognize the overfunded or underfunded status of all postretirement plans as an asset or liability in its statement of financial position and to recognize previously unrecognized changes in that funded status through other comprehensive income.  Effective for the fiscal year ending 2008, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the Company’s year-end. SFAS No. 158 is required to be adopted on a prospective basis, and therefore prior period financial statements will not be restated. The Company is currently assessing the impact of the adoption of SFAS 158 on its financial statements.

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

13.	At October 31, 2006, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement Amended and Restated December 2006, which matures on November 13, 2010, the Company can borrow under a revolving line of credit $38,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. Each margin will be down by 0.25%. At October 31, 2006, the prime rate was 8.25%, and the margin added to the prime rate and the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, were .25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of October 31, 2006, the Company had borrowed $20,939,000 and had $4,508,000 available to it under the revolving line of credit. In addition, $4,457,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2006, the amount of restricted cash was $1,360,000. Cash required for operations is provided by draw-downs on the line of credit.

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: Filtration Products, Piping Systems and Industrial Process Cooling Equipment. The results of operations for the quarter ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year ending January 31, 2007. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of North America. The Company’s other businesses do not demonstrate seasonality.

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

Three months ended October 31

Net sales of $64,182,000 for the quarter increased 63.0% from $39,384,000 for the comparable quarter in the prior year. Gross profit of $14,367,000 increased 56.8% from $9,163,000 in the comparable prior-year quarter, and gross margin decreased to 22.4% of net sales in the current-year quarter from 23.3% of net sales in the comparable prior-year quarter. Selling expenses increased 16.3% to $3,666,000 for the quarter from $3,153,000 in the comparable prior-year quarter due primarily to increased number of selling personnel and related commissions. General and administrative expenses increased 22.4% to $5,406,000 for the quarter from $4,417,000 in the corresponding prior-year quarter. General administrative expenses increased primarily due to management incentive compensation earned as a result of improved profitability. (See discussion of each business segment below.)

Net income increased to $2,720,000 in the current quarter from $788,000 in the corresponding prior-year quarter primarily from increased sales and reasons summarized above and discussed in more detail below.

Nine months ended October 31

Net sales of $164,656,000 for the nine months increased 41.6% from $116,277,000 for the comparable period in the prior year. Gross profit of $36,693,000 for the nine months increased 40.6% from $26,104,000 for the comparable period in the prior year, while gross margin decreased to 22.3% of net sales in the current year from 22.4% of net sales in the prior year. Selling expenses increased 23.5% to $10,853,000 for the nine months from $8,786,000 for the comparable period in the prior year due primarily to increased number of selling personnel and related commissions. General and administrative expenses increased 14.7% to $15,799,000 for the nine months from $13,774,000 for the comparable period in the prior year. General administrative expenses increased primarily due to management incentive compensation earned as a result of improved profitability and $549,000 in start-up costs described in the Piping Systems business section of this report. (See discussion of each business segment below.)

Net income increased to $5,185,000 for the first nine months of 2006 from $1,625,000 for the comparable period in the prior year. The increase in net income was driven primarily by higher sales.

Filtration Products Business

During the second quarter, the Company finalized the purchase accounting for a filtration facility in South Africa that was acquired on April 12, 2006. This acquisition was not material to the financial statements.

Three months ended October 31

Net sales for the quarter increased 57.7% to $24,970,000 from $15,832,000 for the comparable quarter in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross profit as a percent of net sales increased to 21.2% in the current quarter from 20.1% in the comparable prior-year quarter primarily because of an improved product mix, which has been offset in part by a highly competitive marketplace.

Selling expenses increased to $1,859,000 from $1,682,000 for the comparable quarter last year but decreased as a percentage of sales to 7.4% from 10.6% during the comparable quarter last year. The dollar increase in selling expense was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses increased to $881,000 or 3.5% of net sales in the current quarter from $736,000 or 4.6% of net sales in the prior-year quarter. The dollar increase was primarily the result of the inclusion of the general and administrative expenses of the South African facility acquired in April 2006 and an increase in management incentive compensation earned as a result of improved profitability.

Nine months ended October 31

Net sales for the nine months increased 30.1% to $62,175,000 from $47,789,000 for the comparable period in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross profit as a percent of net sales increased for the nine months to 19.9% in the current year from 19.7% in the comparable prior-year period, primarily due to improved manufacturing efficiency on higher unit volume and improved product mix offset by a highly competitive marketplace.

Selling expenses for the nine months increased to $5,475,000 or 8.8% of net sales from $4,613,000 or 9.7% of net sales for the comparable period in the prior year. The dollar increase was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses increased to $2,688,000 from $2,447,000 in the comparable period of the prior year and decreased as a percentage of sales to 4.3% in the current year from 5.1% of net sales in the prior year. The dollar increase was primarily the result of the inclusion of the general and administrative expenses of the South African facility acquired in April 2006, an increase in professional service expenses, and an increase in management incentive compensation earned as a result of improved profitability.

Piping Systems Business

Generally, sales of the Company’s Piping Systems business have had a tendency to be higher during the late spring, summer and early fall months, due to favorable weather for construction over much of North America and correspondingly lower during the late fall, winter and early spring months.

Three months ended October 31

Net sales increased 110.3% to $28,823,000 in the current quarter from $13,704,000 in the corresponding prior-year quarter. This increase was primarily due to increased demand from the oil and gas industry.

Gross profit as a percent of net sales decreased to 22.5% in the current quarter from 22.7% in the corresponding prior-year quarter primarily from higher margins in the oil and gas industry offset in part, by lower margins from Middle East sales.

Selling expenses increased to $352,000 from $299,000 in the corresponding prior-year quarter and decreased as a percentage of net sales to 1.2% in the current quarter from 2.2% of net sales for the prior-year quarter. This dollar increase was primarily due to higher commissions, travel and marketing expense.

General and administrative expenses increased to $1,436,000 from $1,235,000 in the corresponding prior-year quarter and decreased as a percentage of net sales to 5.0% in the current quarter from 9.0%. The dollar increase in general and administrative expenses was primarily due to an increase in management incentive compensation earned as a result of improved profitability, and higher travel and administrative costs associated with the Middle East facility.

Nine months ended October 31

Net sales increased 58.4% to $67,686,000 for the nine months from $42,738,000 for the comparable period in the prior year. This increase was primarily due to increased demand from the oil and gas industry.

Gross profit as a percent of net sales increased to 22.2% in the current year from 21.8% in the corresponding prior year, mainly due to higher margins on product sold to the oil and gas industry.

Selling expenses increased to $1,073,000 from $1,028,000 in the prior-year period and decreased as a percentage of net sales to 1.6% from 2.4% of net sales in the prior-year period. This dollar increase was primarily due to increase in commissions, travel and marketing expense.

General and administrative expenses increased to $4,546,000 in the current-year period compared to $3,458,000 and decreased as a percentage of net sales to 6.7% from 8.1% in the prior-year period. The dollar increase in general and administrative expenses was primarily due to an increase in management incentive compensation earned as a result of improved profitability, and higher travel and administrative costs associated with the Middle East facility.

Industrial Process Cooling Equipment Business

Three months ended October 31

Net sales increased 4.1% to $10,251,000 for the quarter from $9,848,000 for the comparable quarter in the prior year. The increase was due primarily to increased demand from industrial machine tool and printing industry customers and new product offerings.

Gross profit as a percent of net sales decreased to 25.3% in the current quarter from 29.2% in the corresponding prior-year quarter as a result of increased costs related to new products and increased customer service.

Selling expenses increased to $1,455,000 or 14.2% of net sales in the current quarter from $1,172,000 or 11.9% of net sales in the corresponding prior-year quarter. The increase was due to higher customer service, advertising and trade show expenses, and the commissions associated with higher sales.

General and administrative expenses were level in the current quarter at $1,025,000 or 10.0% of net sales from $1,029,000 or 10.5% of net sales in the corresponding prior-year quarter.

Nine months ended October 31

Net sales increased 23.5% to $31,804,000 for the nine months from $25,750,000 for the comparable period in the prior year, mainly due to increased demand from original equipment manufacturers in several markets and new products.

Gross margin as a percent of net sales increased to 28.8% in the current year from 28.6% in the corresponding prior-year period, primarily due to improved manufacturing efficiency and higher customer demand offset in part by increased material costs.

Selling expenses increased to $4,305,000 or 13.5% of net sales in the current-year period from $3,145,000 or 12.2% of net sales in the comparable prior-year period. The increase was primarily due to increased customer service, advertising and trade show expenses, and the commissions associated with higher sales.

General and administrative expenses increased to $3,188,000 from $2,975,000 in the corresponding prior-year period and decreased as a percentage of net sales to 10.0% in the current-year period from 11.6% in the corresponding prior-year period. This dollar increase was primarily due to increased staffing and related benefit costs.

General Corporate and Other

Three months ended October 31

The third quarter 2006 included sales of $138,000 and gross profit of $6,000 not related to the Company’s three reportable business segments.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.

General and administrative expenses increased to $2,065,000 from $1,417,000 in the corresponding prior-year quarter and decreased as a percentage of consolidated net sales to 3.2% current quarter from 3.6% in the corresponding prior-year quarter. The dollar increase in general and administrative expenses was primarily due to an increase in management incentive compensation earned as a result of improved profitability.

Interest expense increased to $729,000 for the current quarter from $496,000 in the corresponding prior-year quarter. The increase was primarily due to additional borrowings at higher interest rates.

Nine months ended October 31

Year-to-date net sales of $2,991,000 and gross profit of $97,000 were not related to the Company’s three reportable business segments.

General and administrative expenses increased to $5,377,000 in the current-year nine-month period from $4,894,000 in the corresponding prior-year period, and decreased as a percentage of consolidated net sales to 3.3% in the current-year period from 4.2% in the corresponding prior-year period. The dollar increase in general and administrative expenses was primarily due to an increase in management incentive compensation earned as a result of improved profitability.

Interest expense increased to $1,906,000 for the current-year period from $1,360,000 for the comparable period in the prior year. The increase was primarily due to additional borrowings at higher interest rates.

Taxes

Taxes on earnings reflect the estimated annual effective rate for 2006, and as of October 31, 2006, the Company estimated a 39.5% annual effective tax rate. The third quarter’s effective tax rate of 42.3% reflected the impact of the expected annual loss of the startup-phase Middle East facility, which is in a tax free zone. An $8.0 million sales order to be manufactured at the Middle East facility has had a delayed start, shifting previously estimated income out of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2006 were $249,000 as compared to $1,114,000 at January 31, 2006. The Company used $5,047,000 from operations during the first nine months of 2006. Operating cash flows decreased by $7,352,000 for the nine months through October 2005 versus through October 2006. In the current quarter, a cash distribution of $100,000 was received from the Company’s investment in a joint venture. During the first nine months of 2006, net borrowings of $9,560,000 from the Company’s credit facility, and operating cashflow were used to support $6,565,000 in capital spending. Exercise of stock options for the first nine months resulted in proceeds of $445,000.

Net sales for the nine months ended October 31, 2006 increased $48,379,000 or 41.6% compared to the corresponding prior-year period. The higher sales drove increased balances in trade accounts receivable, inventories, and trade accounts payable.

Net cash used for investing activities for the nine months ended October 31, 2006 was $6,115,000. Capital expenditures increased $2,654,000 for the nine months ended October 2006 compared to October 2005, primarily due to asset additions of $2,322,000 at the Middle East facility.

Debt totaled $41,040,000, an increase of $9,754,000 since the beginning of the fiscal year. Net cash inflows from financing activities were $10,347,000, primarily to support higher working capital investments. Stock option activity resulted in $794,000 of cash inflow, which included $349,000 tax benefit of stock options exercised in addition to stock option proceeds of $445,000.

The Company’s working capital was approximately $37,909,000 at October 31, 2006 compared to approximately $28,543,000 at January 31, 2006. The change was mainly due to increased accounts receivable.

The Company’s current ratio was 2.0 to 1 for October 31, 2006 and 2.2 to 1 for January 31, 2006, respectively. Debt to total capitalization at October 31, 2006 increased to 52.0% from 49.6% in January 31, 2006.

At October 31, 2006, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (“Loan Agreement”). Under the terms of the Loan Agreement Amended and Restated December 2006, which matures on November 13, 2010, the Company can borrow under a revolving line of credit $38,000,000, subject to borrowing base and other requirements. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate (“LIBOR Margin”) for the corresponding interest period. Each margin will be down by 0.25%. At October 31, 2006, the prime rate was 8.25%, and the margin added to the prime rate and the LIBOR rate, which is determined each quarter based on the applicable financial statement ratio, were .25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of October 31, 2006, the Company had borrowed $20,939,000 and had $4,508,000 available to it under the revolving line of credit. In addition, $4,457,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for an Industrial Revenue Bond borrowing. The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2006, the amount of restricted cash was $1,360,000. Cash required for operations is provided by draw-downs on the line of credit.

ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on February 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact of the adoption of FASB Interpretation 48 on its financial statements.

The SEC issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Financial Statements” (“SAB 108”). Pursuant to SAB 108, a company will be required to quantify errors using both a balance sheet and income statement approach and restate prior period financial statements when either approach (as opposed to only one approach) results in a material misstatement. Adoption of SAB 108 is not expected to impact the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Effective in the fourth quarter of 2006, SFAS 158 requires employers to recognize the overfunded or underfunded status of all postretirement plans as an asset or liability in its statement of financial position and to recognize previously unrecognized changes in that funded status through other comprehensive income.  Effective for the fiscal year ending 2008, SFAS 158 requires the measurement date for plan assets and liabilities to coincide with the Company’s year-end. SFAS No. 158 is required to be adopted on a prospective basis, and therefore prior period financial statements will not be restated. The Company is currently assessing the impact of the adoption of SFAS 158 on its financial statements.

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

At January 31, 2006, one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. In September 2006, the Company terminated the interest rate swap with a notional value of $8,000,000 and entered into an interest rate swap with a notional value of $15,000,000 maturing in 2011. The swap agreement exchanges the variable rate to fixed interest rate payments of 5.13% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the period ended October 31, 2006. The fair value of the derivative financial instrument was $(141,800), and $(90,700), net of deferred tax expense of $51,100, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at October 31, 2006.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $67,500.

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

As of October 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

MFRI, INC.

Date:	December 6, 2006	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 6, 2006	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)