Form 10-K
period 2007-01-31
MFRI INC
filed 2007-04-23
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from	to

Commission File No. 0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7720 N. Lehigh Avenue
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

The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $45,471,668 based on the closing sale price of $10.69 per share as reported on the NASDAQ National Market on July 31, 2006.

The number of shares of the registrant’s common stock outstanding at April 18, 2007 was 6,537,404.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document of the registrant are incorporated herein by reference:

Document	Part of FORM 10-K
Proxy Statement for the 2007 annual meeting of stockholders.	III

FORM 10-K CONTENTS

JANUARY 31, 2007

PART I

Item 1.	BUSINESS

Company Profile

MFRI, Inc. collectively with its subsidiaries ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment.

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

Filtration Products Business

Air Filtration and Particulate Collection Systems. Federal and state legislation and related regulations and enforcement have increased the demand for air filtration and particulate collection systems by requiring industry to meet primary and secondary ambient air quality standards for specific pollutants, including particulates. In certain manufacturing applications, particulate collection systems are an integral part of the production process. Examples of such applications include the production of cement, carbon black and industrial absorbents.

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

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, maintenance services and leak detection account for approximately 15% of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from the electric power industry tend to be substantial in size, but are usually at lower margins than from other industries. In the fiscal year ended January 31, 2007, no customer accounted for 10% or more of net sales of the Company's filtration products and services.

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

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales, which were approximately 11.7% of the domestic filtration business’ product sales during the year ended January 31, 2007 as compared to 10% in the previous year. The Denmark filtration facility markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers. On April 12, 2006, the Company acquired a filtration facility in South Africa. This acquisition was not material to the financial statements.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube®, Leak Seeker®, Prekote®, We Take the Dust Out of Industry®, Pleatkeeper®, Pleat Plus® and EFC®.

Backlog. As of January 31, 2007, the dollar amount of backlog (uncompleted firm orders) for filtration products was $36,603,000. As of January 31, 2006, the amount of backlog was $20,426,000. Certain customers have placed orders that are deliverable over multiple years. Therefore, approximately $4,909,000 of the backlog as of January 31, 2007 is not expected to be completed in 2007.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube® products and other woven, felted, spun bond and cellulose media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers. Nevertheless, the Company employs an aggressive program to limit inventory to levels compatible with meeting customer needs.

Competition. The Filtration Products business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes, based on domestic sales, its principal competitors in this segment are: the BHA brand within GE Energy Services; the Menardi division of Beacon Industrial Group; W.L. Gore & Associates, Inc. Donaldson Company, Inc.; Farr Company; and Clarcor, Inc. There are at least 50 smaller competitors, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products, and the Company is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

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

With respect to the leak detection and location system capabilities, the Company believes its systems are superior to systems manufactured by other companies. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; and Frankfurt and Hamburg, Germany. They are also used in facilities for mission-critical operations such as those operated by web hosts, application service providers, internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the above-referenced types of specialty piping systems, which manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom-fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of the northern hemisphere. In the fiscal year ended January 31, 2007, only one customer, BHP Billiton Petroleum

(Americas) Inc. ("BHP Billiton"), accounted for more than 10.0% of the net sales of the Company's piping systems and as of January 31, 2007, BHP Billiton was the only customer that accounted for over 10% of its accounts receivable. As of April 6, 2007, the Company does not have an outstanding receivable from BHP Billiton.

Marketing. The customer base for the Company's piping systems products is industrially and geographically diverse. The Company employs a national sales manager and regional sales managers who use and assist a network of approximately 80 independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.

Patents, Trademarks and Approvals. The Company owns several patents covering the features of its piping and electronic leak detection systems, which expire commencing in 2006. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communications Commission. The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems. The Company owns numerous trademarks connected with its piping systems business including the following: Perma-Pipe®, Chil-Gard®, Double-Pipe®, Double-Quik®, Escon-A®, Ferro-Shield®, FluidWatch®, Galva-Gard®, Hi Gard®, Poly-Therm®, Pal-AT®, Ric-Wil®, Ric-Wil Dual Gard®, Stereo-Heat®, Safe-T-Gard®, Therm-O-Seal®, Uniline®, LiquidWatch®, TankWatch®, PalCom®, Xtru-therm®, Ultra-Pipe®, PEX-GARD®, and ULTRA-THERM®. The Company also owns United Kingdom trademarks for Poly-Therm®, Perma-Pipe® and Ric-Wil®, and a Canadian trademark for Ric-Wil®.

Backlog. As of January 31, 2007, the dollar amount of backlog (uncompleted firm orders) for piping and leak detection systems was $46,385,000, substantially all of which is expected to be completed in 2007. As of January 31, 2006, the amount of backlog was $19,869,000.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping systems products are pipes and tubes made of carbon steel, alloy and plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies or sources of availability of the needed raw materials. However, there are risks and uncertainties with respect to the supply of certain raw materials that could impact their availability in sufficient quantities to meet the Company’s needs.

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

The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, including carbon steel, alloy and copper piping, and engineered thermoplastics and fiberglass-reinforced urethanes and epoxies. The Company uses computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam and protective jacket application, pipe bending, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes bulk resins, chemicals and various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation, statistical process control, and nondestructive testing protocols.

Competition. The piping system products business is highly competitive. The Company believes its principal competition in this segment consists of Rovanco Piping Systems, Inc.; Thermacor Process, Inc.; Asahi/America; GF Plastics Systems; Bredero-Price, a subsidiary of Shaw Industries, Inc.; CRP of UK; Soctherm of Italy; Soccoreal of Argentina; Logstor Rohr of Denmark; EPPI of United Arab Emirates; TraceTek; Raychem, a Division of Tyco Thermal Controls LLC, a subsidiary of Tyco Industries; RLE Technologies; Tracer Technologies; Arizona Instrument Corp.; Veeder Root; and Pneumecator.

The Company believes quality, service, a comprehensive product line and price are the key competitive factors in the Company's Piping Systems business. The Company believes it has a more comprehensive line of piping systems products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing a limited range of products. Some of the Company's competitors have greater financial resources than the Company.

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

The Company believes it manufactures the most complete line of chillers available in its primary markets. It incorporates a microprocessor capable of computer communications to standard industry protocols. While portable chillers are considered to be a commodity product by many customers, the Company believes its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price. The Company believes the ability to offer central chillers used for plant-wide cooling provides it with a unique, total cooling approach concept sales advantage.

Marketing. In general, the Company sells its cooling products in the domestic and international thermoplastics and printing markets as well as to other industrial applications that require specialized heat transfer equipment. Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business.

There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is over $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences cyclical economic activity. The Company believes it is recognized in the domestic plastics market as a quality equipment manufacturer and it will be able to maintain current market share, with potential to increase its market share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive-territory basis. Four regional managers employed by the Company supported eighteen representatives responsible for covering the United States, Canada and Puerto Rico.

Sales of the Company's cooling products outside the United States have mainly been in Latin America. Some international sales have been obtained elsewhere as a result of the assembly of complete worldwide PET (plastic bottle) plants by multinational companies. The Company believes it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete system design. Many United States competitors do not provide equipment outside the U.S. and, while European competitors sell equipment in Latin America, the Company believes they lack system design capabilities and have a significant freight disadvantage. The Company markets its cooling products through a combination of manufacturers' representatives, distributors and consultants managed by regional managers, reporting to a National Sales and Marketing Manager.

The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser industry, metallizing industry, and machine tool industry. The Company believes the size of this market is more than $200 million annually. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog. As of January 31, 2007, the dollar amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $6,805,000, substantially all of which is expected to be completed in 2007. As of January 31, 2006, the amount of backlog was $9,306,000.

Raw Materials and Manufacturing. The Company uses prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. The production line is self-contained to reduce handling required to assemble, wire, test, and crate the units for shipment.

Cooling towers up to 240 tons in capacity are assembled to finished goods inventory, which allows the Company to meet quick delivery requirements. The cooling towers are manufactured using fiberglass and hardware components purchased from several sources. The wet deck is cut from bulk fill material and installed inside the tower. Customer-specified options can be added at any time. The Company believes its access to sheet metal, subassemblies, fiberglass and hardware components is adequate.

The Company assembles all plant circulating systems by fabricating the steel to meet the size requirements and adding purchased components to meet customers’ specifications. Portable chillers are assembled utilizing components both manufactured by the Company and supplied by outside vendors. Central chillers are manufactured to customer specifications.

Competition. The Company believes there are about 15 competitors selling cooling equipment in the domestic plastics market. The Company further believes three manufacturers, including the Company, account for approximately 50% of the domestic plastics cooling equipment market. The Company believes its principal competition in this segment is Sterling a subsidiary of ACS Group and Advantage Engineering, Inc. Many international customers, with relatively small cooling needs, are able to purchase small refrigeration units (portable chillers), which are manufactured in their respective local markets at prices below that which the Company can offer due to issues such as freight cost and customs duties. However, such local manufacturers often lack the technology and products needed for plant-wide cooling systems. The Company believes its reputation for producing quality plant-wide cooling products results in a significant portion of the Company’s business in this area.

The Company believes quality, service, a comprehensive product line and price are the key competitive factors in its Industrial Process Cooling Equipment business. The Company believes it has a more comprehensive line of cooling products than any of its competitors. Certain competitors of the Company have cost advantages as a result of manufacturing in non-union shops and offering a limited range of products. Some of the Company's competitors may have greater financial resources than the Company.

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

Other Business

During 2006, the Company recognized sales pursuant to a contract wholly subcontracted to an affiliated company, Midwesco, Inc., for installation of a heating, ventilation and air conditioning (HVAC) system for a high rise building in Chicago. See Note 3 Related Party Transactions in Item 8 of this report. During the fourth quarter 2006, the Company created a new subsidiary, Midwesco Mechanical and Energy, Inc., that was not material to the financial statements, in which the Company intends to engage in similar activities.

Backlog. As of January 31, 2007, the dollar amount of backlog (uncompleted firm orders) for other business was $8,350,000, substantially all of which is expected to be completed in 2007.

Employees

As of March 31, 2007, the Company had 1,058 full-time employees, 92 of whom were engaged in sales and marketing, 244 of whom were engaged in management, engineering and administration, and 722 were engaged in production. Hourly production employees of the Company's Filtration Products business in Winchester, Virginia are covered by a collective bargaining agreement with the International United Automobile, Aerospace & Agricultural Implement Workers of America, which expires in October 4, 2009. Most of the production employees of the Company's Industrial Process Cooling Equipment business are represented by two unions, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States (UAJAPPI) and the International Brotherhood of Electrical Workers Union (IBEW). The collective bargaining agreement for UAJAPPI is scheduled to expire on June 1, 2007, and the IBEW agreement expires on May 31, 2007, with both agreements thereafter continuing to be in effect for yearly periods unless amended or terminated in writing. The collective bargaining agreement of the Piping Systems business in Lebanon, Tennessee, with the Metal Trades Division of UAJAPPI was renewed in March 2007 for a three year term through March 2010.

International

The Company’s international operations include subsidiaries in three foreign countries on three continents. The Company’s international operations contributed approximately 12.5% of revenues in 2006 and 11.7% of revenues in 2005.

Refer to the Business Segment descriptions on pages 1 through 7 above and Note 10 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements elsewhere herein for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Executive Officers of the Registrant

The following table set forth information regarding the officers of the Company as of March 31, 2007:

Name	Offices and Positions, if any, held with the Company; Age	Executive Officer of the Company or its Predecessor since
David Unger	Director, Chairman of the Board, and Chief Executive Officer of the Company; Age 72	1972

Henry M. Mautner	Director and Vice Chairman of the Board of the Company; Age 80	1972

Bradley E. Mautner	Director, President and Chief Operating Officer of the Company; Age 51	1994

Gene K. Ogilvie	Vice President; Age 67	1969
Fati A. Elgendy	Vice President; Age 58	1990

Don Gruenberg	Vice President; Age 64	1980

Michael D. Bennett	Vice President, Chief Financial Officer, Secretary and Treasurer; Age 63	1989

Thomas A. Benson	Vice President; Age 53	1988

Billy E. Ervin	Vice President; Age 61	1986

Robert A. Maffei	Vice President; Age 58	1987

All of the officers serve at the discretion of the Board of Directors.

David Unger, Chairman of the Board of Directors and Chief Executive Officer of the Company since 1989; President of the Company from 1994 until 2004.

Henry M. Mautner, Vice Chairman of the Company since 1989. Mr. Mautner is the father of Bradley E. Mautner.

Bradley E. Mautner, President and Chief Operating Officer since December 2004; Executive Vice President from December 2002 to December 2004;Vice President of the Company from December 1996 through December 2002; director of the Company since 1995. Bradley E. Mautner is the son of Henry M. Mautner.

Gene K. Ogilvie, President and Chief Operating Officer of Midwesco Filter since 1989.

Fati A. Elgendy, President and Chief Operating Officer of Perma-Pipe since March 1995.

Don Gruenberg, President and Chief Operating Officer of Thermal Care since 1988.

Michael D. Bennett, Chief Financial Officer and Vice President of the Company since August 1989.

Thomas A. Benson, Vice President Sales and Marketing of Thermal Care since May 1988.

Billy E. Ervin, Vice President, Director of Production of Perma-Pipe since 1986.

Robert A. Maffei, Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996.

1A.	Risk Factors

Competition. The businesses in which the Company is engaged are highly competitive. Many of the competitors are larger than the Company and have more resources. Many of the Company’s products are also subject to competition from alternative technologies and alternative products. To the extent the Company relies upon a single source for key components of several of its products, the Company believes there are alternate sources available for such components; however, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company, and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms.

Government Regulation. The demand for the Company’s leak detection and location systems and secondary containment piping systems is driven primarily by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act (“RCRA”), and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates (“NESHAP”), have increased the demand for the Company’s leak detection and location and secondary containment piping systems. The Company’s filtration products business to a large extent is dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Federal Clean Air Act Amendments of 1990 (“Clean Air Act Amendments”). Although changes in such environmental regulations could significantly alter the demand for the Company’s products and services, the Company does not believe such a change is likely to decrease demand in the foreseeable future.

In addition, the Company has experienced, and may experience additional, increased costs of compliance with other government regulations, such as the Sarbanes-Oxley Act.

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

Seasonality. Due to the seasonality of the Company's Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters).

1B.	Unresolved Staff Comments

None

Item 2.	PROPERTIES

Filtration Products Business

Illinois	Owned Production Facilities and Office Space	130,700 square feet on 2.8 acres
Virginia	Owned Production Facilities Leased Office Space	97,500 square feet on 5.0 acres 12,000 square feet
Denmark	Owned Production Facilities and Office Space	69,800 square feet on 3.5 acres
South Africa	Leased Production Facilities and Office Space	24,800 square feet

Piping Systems Business

Louisiana	Owned Production Facilities and Leased land	12,000 square feet
Tennessee	Owned Production Facilities and Office Space	152,000 square feet on approximately 24.0 acres
United Arab Emirates	Leased Production Facilities and Office Space	80,200 square feet on 11.8 acres

Industrial Process Cooling Equipment Business

Illinois	Owned Production Facilities and Office Space	88,000 square feet on 8.1 acres
Denmark	Owned Production Facilities and Office Space	20,000 square feet

The Company's principal executive offices, which occupied approximately 43,000 square feet of space in Niles, Illinois is owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and that, productive capacities will generally be adequate for present and currently anticipated needs.

The terms of the two material agreements are as follows:

•	United Arab Emirates production facilities and office space lease term, for approximately 80,200 square feet, runs from July 1, 2005 to June 30, 2012.
•

Virginia office lease term, for approximately 12,000 square feet, runs from June 17, 2004 to June 30, 2007. The Company has the option to extend the lease term for two successive terms of three years at a rate agreed upon between the Company and the lessor per the lease amendment dated August 1st 2004.

For further information regarding lease commitments, see note 7 of the notes to consolidated financial statements.

Item 3.	LEGAL PROCEEDINGS

The Company had no pending litigation material to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s fiscal year ends on January 31. Years described as 2006, 2005 and 2004 are the fiscal years ended January 31, 2007, 2006 and 2005, respectively. Balances described as balances as of 2006 and 2005 are balances as of January 31, 2007 and 2006, respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2005 and for 2006.

2005	High	Low
First Quarter	$10.43	$6.19
Second Quarter	8.37	6.40
Third Quarter	8.00	6.00
Fourth Quarter	6.30	5.09

2006	High	Low
First Quarter	$12.60	$6.26
Second Quarter	12.55	9.27
Third Quarter	16.96	9.81
Fourth Quarter	24.63	16.06

As of April 12, 2007, there were approximately 80 stockholders of record.

STOCK PRICE PERFORMANCE GRAPH

The Stock Price Performance Graph compares the yearly dollar change in the Company’s cumulative total stockholder return on its Common Stock with the cumulative total returns of the Nasdaq Market Index (the “Nasdaq Index”) and the Russell 2000 Index. The Company has selected the Russell 2000 Index, which is an index of companies with similar market capitalizations to the Company, as the most appropriate comparison because the Company has three distinctly different businesses and no industry “peer” group is comparable to the Company. The comparison assumes $100.00 investments on January 31, 2002 in the Company’s Common Stock, the Nasdaq Index and the Russell 2000 Index, and further assumes reinvestment of dividends.

	1/02	1/03	1/04	1/05	1/06	1/07

MFRI, Inc.	100.00	54.75	80.66	262.30	198.36	626.23
NASDAQ Composite	100.00	67.71	106.18	110.50	128.60	128.35
Russell 2000	100.00	78.13	123.46	134.17	159.51	176.17

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

The Transfer Agent and Registrar for the Common Shares is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, (212) 509-4000.

Subsequent to the 2006 year end, in February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,253,000 from a private placement of common stock were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

Equity Compensation Plan Information

 The following table provides certain information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2007.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	548,323	$4.91	403,444
Equity compensation plans not approved by stockholders	0	N/A	0

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2006, 2005, 2004, 2003, and 2002 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

	2006	2005	2004	2003	2002
(In thousands, except per share information)	Fiscal Year ended January 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Net sales	$213,471	$154,587	$145,096	$120,889	$122,897
Income (loss) from operations	8,942	2,679	5,177	(721)	914
Income (loss) before extraordinary items and cumulative effect of accounting change	4,593	531	2,813	(1,097)	(824)
Net income (loss)	4,593	531	2,813	(1,097)	(11,528)
Net income (loss) per share – basic	0.86	0.10	0.56	(0.22)	(2.34)
Net income (loss) per share – diluted	0.82	0.10	0.54	(0.22)	(2.34)

(In thousands)	As of January 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$121,440	$88,635	$85,516	$78,927	$78,976
Long-term debt (excluding capital leases), Less current portion	29,606	29,715	26,190	16,653	18,983
Capitalized leases, less current portion	238	9	15	8	66

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Consolidated

Consolidated Backlog (In thousands):	1/31/07	10/31/06	1/31/06
Filtration Products	$36,603	$38,588	$20,426
Piping Systems	46,385	30,376	19,869
Industrial Process Cooling Equipment	6,805	7,083	9,306
Corporate and Other	8,350	-	-
Totals	$98,143	$76,047	$49,601

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

Our analysis presented below was organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the consolidated financial statements in Item 8 of this report, including the notes thereto. An overview of the segment results is provided in Note 10 - Business Segment and Geographic Information to the consolidated financial statements in Item 8 of this report.

2006 Compared to 2005

Net sales of $213,471,000 in 2006 increased 38.1% from $154,587,000 in 2005, with increased sales in all business segments. Gross profit of $44,405,000 in 2006 increased 35.9% from $32,686,000 in 2005. Gross margin decreased to 20.8% of net sales in 2006 from 21.1% in 2005. (See discussion of each business segment below.)

Selling expense increased 17.3% to $14,530,000 in 2006 from $12,383,000 in 2005 primarily due to increased number of selling personnel and related commissions. (See discussion of each business segment below.)

General and administrative expenses increased 18.8% to $20,933,000 in 2006 from $17,624,000 in 2005. General administrative expense increases included an increase in management incentive compensation earned as a result of improved profitability, and higher travel and administrative costs associated with the United Arab Emirates (“U.A.E.”) facility. (See discussion of each business segment below.)

Net income increased to $4,593,000 or $0.86 per common share (basic), compared to net income of $531,000 or $0.10 per common share in 2005 primarily for reasons summarized above and discussed in more detail below.

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

Net income declined to $531,000 or $0.10 per common share (basic), compared to net income of $2,813,000 or $0.56 per common share in 2004 primarily for reasons summarized above and discussed in more detail below.

Filtration Products Business

During the second quarter 2006, the Company finalized the purchase accounting for a filtration facility in South Africa that was acquired on April 12, 2006. This acquisition was not material to the financial statements.

In 2006, the average invoice amount was approximately $4,200. The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was generally extremely competitive and therefore resulted in lower gross margins. In 2006, 2005 and 2004, no customer accounted for 10% or more of the net sales of the Company’s filtration products and services.

The Company’s Filtration Products business is dependent on government regulation of air quality at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act Amendments. Although there can be no assurance what the ultimate effect of the Clean Air Act Amendments will be on the Company’s Filtration Products business, the Company believes the Clean Air Act Amendments are likely to have a positive long-term effect on demand for the Company’s filtration products and services.

Filtration Products Business
(In thousands)				% Increase (Decrease)
	2006	2005	2004	2006	2005

Net sales	$86,362	$64,413	$61,740	34.1%	4.3%

Gross profit	$16,230	$11,758	$12,320	38.0%	(4.6%	)
As a percentage of net sales	18.8%	18.3%	20.0%

Income from operations	$5,274	$2,221	$3,539	137.5%	(37.2%	)
As a percentage of net sales	6.1%	3.4%	5.7%

2006 Compared to 2005

Net sales increased 34.1% to $86,362,000 in 2006 from $64,413,000 in 2005. This increase was the result of increased sales in all product lines, primarily as a result of better economic conditions in general.

Gross profit as a percent of net sales increased to 18.8% in 2006 from 18.3% in 2005, primarily as a result of improved product mix, which has been offset in part by a highly competitive marketplace.

Selling expense increased to $7,257,000 or 8.4% of net sales in 2006 from $6,388,000 or 9.9% of net sales in 2005. The dollar increase in selling expense was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses decreased by 0.6% of net sales to $3,699,000 or 4.3% of net sales from $3,150,000 or 4.9% of net sales in 2005. The dollar increase was the result of the inclusion of $234,000 of general and administrative expenses from the South African facility acquired in April 2006, increased professional service fees and depreciation expense.

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

General and administrative expenses decreased by 0.2% of net sales to $3,150,000 or 4.9% of net sales in 2005 from $3,137,000 or 5.1% of net sales in 2004. This dollar increase was primarily the result of increased legal expense and depreciation expense. The increase in depreciation expense was related to installed computer hardware and software.

Piping Systems Business

Due to the seasonality of the Company's Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters).

The Company’s leak detection and location systems generally have higher profit margins than its District Heating and Cooling (“DHC”) piping systems and secondary containment piping systems. The Company has benefited from continuing efforts to have its leak detection and location systems included as part of the customers’ original specifications for construction projects.

The average order amount for 2006 was approximately $108,000. In 2005 and 2004, no customer accounted for 10% or more of net sales of the Company’s Piping Systems business. The timing of such orders can have a material effect on the comparison of net sales and gross profit from period to period. In the fiscal year ended January 31, 2007, only one customer, BHP Billiton Petroleum (Americas) Inc. ("BHP Billiton"), accounted for more than 10.0% of the net sales of the Company's piping systems and as of January 31, 2007, BHP Billiton was the only customer that accounted for over 10% of its accounts receivable. As of April 6, 2007, the Company does not have an outstanding receivable from BHP Billiton.

Piping Systems Business
(In thousands)				% Increase (Decrease)
	2006	2005	2004	2006	2005

Net sales	$82,166	$54,657	$54,053	50.3%	1.1%

Gross profit	$16,780	$10,862	$10,284	54.5%	5.6%
As a percentage of net sales	20.4%	19.9%	19.0%

Income from operations	$9,568	$5,060	$5,405	89.1%	(6.4%	)
As a percentage of net sales	11.6%	9.3%	10.0%

2006 Compared to 2005

Net sales increased 50.3% to $82,166,000 in 2006 from $54,657,000 in 2005. This increase was primarily due to increased demand from the oil and gas industry as well as a strong year for the DHC business.

Gross profit as a percent of net sales increased to 20.4% in 2006 from 19.9% in 2005, mainly from higher margins in the oil and gas industry.

Selling expense increased to $1,560,000 or 1.9% of net sales in 2006 from $1,442,000 or 2.6% of net sales in 2005. This dollar increase was primarily due to higher commissions, travel and marketing expenses.

General and administrative expense increased to $5,653,000 or 6.9% of net sales in 2006 from $4,360,000 or 8.0% of net sales in 2005. The dollar increase in general and administrative expenses was primarily due to an increase in management incentive compensation earned as a result of improved profitability, and higher travel and administrative costs associated with the U.A.E. facility, which opened in March 2006.

2005 Compared to 2004

Net sales increased 1.1% to $54,657,000 in 2005 from $54,053,000 in 2004, primarily due to a slight increase in the oil and gas piping products.

Gross profit as a percent of net sales increased to 19.9% in 2005 from 19.0% in 2004, mainly due to product mix and an increase in the oil and gas piping products.

Selling expense increased to $1,442,000 or 2.6% of net sales in 2005 from $1,209,000 or 2.2% of net sales in 2004. The increase was primarily due to hiring additional personnel early in the year.

General and administrative expense increased to $4,360,000 or 8.0% of net sales in 2005 from $3,670,000 or 6.8% of net sales in 2004. In March 2006, the Company opened a new facility in the U.A.E. that will manufacture specialty pre-insulated piping systems for Dubai, U.A.E., and other markets in the region. The increase in general and administrative expense was primarily due to $585,000 in start-up costs related to the U.A.E. facility. In addition, the plant located in New Iberia, LA suffered hurricane damage of $172,000 and was not operational for most of October 2005.

Industrial Process Cooling Equipment Business

In 2006, the average order amount was approximately $5,000. In 2006, 2005 and in 2004, no customer accounted for 10% or more of net sales of the Industrial Process Cooling Equipment business.

Industrial Process Cooling Equipment Business
(In thousands)				% Increase (Decrease)
	2006	2005	2004	2006		2005

Net sales	$41,161	$35,517	$29,303	15.9%		21.2%

Gross profit	$11,274	$10,066	$8,524	12.0%		18.1%
As a percentage of net sales	27.4%	28.3%	29.1%

Income from operations	$1,222	$1,544	$1,570	(20.9%	)	(1.7%	)
As a percentage of net sales	3.0%	4.3%	5.4%

2006 Compared to 2005

Net sales increased 15.9% to $41,161,000 in 2006 from $35,517,000 in 2005 mainly due to increased demand from original equipment manufacturers in several markets and new products.

Gross profit as a percentage of net sales decreased to 27.4% in 2006 from 28.3% in 2005, primarily due to pricing pressure, material cost increases, and increasing sales to original equipment manufacturers.

Selling expense increased to $5,713,000 or 13.9% of net sales in 2006 from $4,553,000 or 12.8% of net sales in 2005. The increase was primarily due to increased customer service, advertising and trade show expenses, and the commissions associated with higher sales.

General and administrative expense increased to $4,339,000 or 10.5% of net sales in 2006 from $3,969,000 or 11.2% of net sales in 2005. This dollar increase was primarily due to increased staffing and related benefit costs.

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

General Corporate and Other

The 2006 year included sales of $3,782,000 and gross profit of $121,000 not related to the Company’s three reportable business segments.

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

2006 Compared to 2005

General and administrative expense increased 17.8% to $7,242,000 in 2006 from $6,146,000 in 2005, and decreased as a percentage of consolidated net sales to 3.4% in 2006 from 4.0% in 2005. The dollar increase in general and administrative expenses was primarily due to an increase in management incentive compensation earned as a result of improved profitability.

Interest expense increased 45.5% to $2,676,000 in 2006 from $1,839,000 in 2005. The increase was primarily due to additional borrowings on the Company’s revolving line of credit at higher interest rates.

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

Interest expense increased 10.9% to $1,839,000 in 2005 from $1,658,000 in 2004. The increase was primarily due to additional borrowings at higher interest rates.

Income Taxes

The effective income tax expense rates were 32.0%, 48.7%, and 24.9% in 2006, 2005 and 2004, respectively. The differences between the effective income tax rate and the U.S. Statutory tax rate for 2006 and 2005 were:

	2006		2005
Statutory tax rate	34.0%		34.0%
State taxes, net of federal benefit	2.4%		5.4%
Differences in foreign tax rate	10.4%		8.0%
All other, net (benefit) expense	(14.8%	)	1.3%
Effective tax rate	32.0%		48.7%

All other net tax benefit for 2006 predominantly represented the anticipated utilization of net operating loss carryforward and research tax credits. Based on a review of projected taxable income, it appears more likely than not, that the research tax credit carryforward would be utilized in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2007 were $565,000 as compared to $1,114,000 as January 31, 2006. The Company used $6,920,000 from operations in 2006. Operating cash flows in 2006 decreased by $10,380,000 from 2005. Cash distributions of $450,000 in 2006 were received from the Company’s investment in a joint venture. These cash flows were used to support $8,548,000 in capital spending. Exercise of stock options resulted in proceeds of $1,160,000.

Net sales in 2006 increased $58,884,000 or 38.1% compared to 2005 net sales. The higher sales contributed to the increased balances in trade accounts receivable, inventories, and trade accounts payable.

Net cash used in 2006 investing activities was $8,088,000. Capital expenditures in 2006 increased to $8,269,000 from $6,315,000 in 2005. In March 2006, the Company opened a new facility in the U.A.E. to manufacture specialty pre-insulated piping systems for Dubai and other markets in the region. Capital expenditures in 2006 of $3,199,000 related to equipment and other costs at the U.A.E. facility. Other 2006 capital expenditures were mainly equipment purchases.

The Company estimates that capital expenditures for 2007 will be approximately $5,824,000, primarily relating to machinery and equipment, building and leasehold improvements, and computer hardware and software purchases. The Company may finance capital expenditures through equipment financing loans, internally generated funds and its revolving line of credit.

Debt totaled $39,035,000, an increase of $7,749,000 since the beginning of 2006. Net cash inflows from financing activity were $14,385,000, primarily to support higher working capital investments. Stock option activity resulted in $2,105,000 of cash inflow, which included $945,000 in excess tax benefit from stock options.

The following table summarizes the Company’s estimated contractual obligations excluding the revolving lines of credit of $20,930,000 at January 31, 2007.

In Thousands		Payment Due By:
Contractual Obligations (1)	Total	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter
Mortgages (2)	$8,667	$3,008	$1,837	$674	$674	$674	$1,800
IRB Payable (2)	3,185	3,185		-	-	-	-
Term Loans (3)	8,075	3,484	1,131	1,236	704	278	1,242
Subtotals	19,927	9,677	2,968	1,910	1,378	952	3,042
Capitalized Lease Obligations	412	153	153	94	6	6	-
Operating Lease Obligations (4)	3,612	1,252	876	712	478	187	107
Projected pension contributions (5)	2,477	184	202	208	214	247	1,422
Deferred Compensation (6)	-	-	-	-	-	-	-
Interest Rate Swap (7)	73	73	-	-	-	-	-
Totals	$26,501	$11,339	$4,199	$2,924	$2,076	$1,392	$4,571

Notes to Contractual Obligations Table

(1)

Interest obligations exclude floating rate interest on debt payable under revolving lines of credit. Based on the amount of such debt at January 31, 2007, and the weighted average interest rates on that debt at that date (7.35%), such interest was being incurred at an annual rate of approximately $1,322,000. See Note (7) below.

(2)	Scheduled maturities, including interest.
(3)

Term loan obligations exclude floating rate interest on Term Loan with a January 31 balance of $2,457,000. Based on the amount of such debt as of January 31, 2007, and the weighted average interest rates on that debt at that date (7.41%), such interest was being incurred at an annual rate of approximately $182,000. See Note (7) below.

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

(7)

To partially hedge the interest described in Notes (1) and (3) above, the Company entered into an Interest Swap Agreement for $15,000,000 fixed at 5.13% plus LIBOR margin. Based on the LIBOR margin in effect as of January 31, 2007, the Company’s fixed interest obligation under the Swap Agreement was 7.38%, or $1,107,000 on an annual basis. The counter party to the Swap Agreement is obligated to pay the Company interest on $15,000,000 each month at the one-month LIBOR interest rate in effect at the beginning of the month, which effectively hedges interest rate variability on $15,000,000 of the debt described in (1) and (3) above.

Other long term liabilities of $2,840,000 were composed primarily of deferred compensation and accrued pension cost.

The Company’s working capital was $30,734,000 at January 31, 2007 compared to $28,543,000 at January 31, 2006. This increase was due to the increase in accounts receivable and inventories offset by the increase in accounts payable and increase in current maturities of long term debt.

The Company’s current ratio was 1.6 to 1 and 2.2 to 1 at January 31, 2007 and January 31, 2006, respectively. Debt to total capitalization at January 31, 2007 increased to 50.1% from 49.6% at January 31, 2006.

Subsequent to 2006 year end in February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,253,000 from a private placement of common stock were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

Financing

At January 31, 2007, the Company was in compliance with covenants under the Loan Agreement (see the paragraphs below that describe the Loan Agreement).

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2007 was 8.04%. As of January 31, 2007, the Company had borrowed $17,973,000 and had $3,972,500 available to it under the revolving line of credit. In addition, $4,515,200 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2007, the amount of restricted cash was $540,000. Cash required for operations is provided by draw-downs on the line of credit.

At January 31, 2006, one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. In September 2006, the Company terminated the interest rate swap with a notional value of $8,000,000 and entered into an interest rate swap with a notional value of $15,000,000 maturing in 2011. The swap agreement exchanges the variable rate to fixed interest rate payments of 5.13% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the period ended January 31, 2007. The fair value of the derivative financial instrument was $(3,300), and $(2,100), net of deferred tax expense of $1,200, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at January 31, 2007. Subsequent to the 2006 year end, on February 5, 2007 the Company terminated such interest rate swap and recognized a loss of $72,500.

On August 31, 2006, the Company obtained a loan in the amount of $5,200,000 U.A.E. Dirhams (“AED”) (approximately $1,416,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a U.A.E. bank to finance capital expenditures. The loan matures January 2012. The loan bears interest at rate between 8.75% and 9.5% per annum with quarterly principal payments of $93,600.

On April 30, 2006, the Company obtained a loan in the amount of $5,500,000 AED (approximately $1,498,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a U.A.E. bank to finance capital expenditures. The loan matures January 2010. The loan bears interest at Ebor/Libor plus 4% per annum with quarterly principal payments of $100,000.

The Company also has short-term credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2007, borrowings under these credit arrangements totaled $2,956,000; an additional $3,301,000 remained unused.

CRITICAL ACCOUNTING POLICIES

Reclassifications: Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has accounting policies which it believes are important to the Company's financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. These critical accounting policies include revenue recognition, realizability of inventories, collectibility of accounts receivable, depreciation of plant and equipment, and income taxes. The Company believes the above critical policies have resulted in past actual results approximating the estimated amounts in those areas.

Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectibility is reasonably assured. All subsidiaries of the Company, except the Piping Systems business, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of Completion Method Revenue Recognition: Piping Systems business recognizes revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories.

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2006 and 2005 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2006 and 2005, no impairment of goodwill was required. Goodwill was $2,613,000 and $2,509,000 at January 31, 2007 and 2006, respectively. As of January 31, 2007 and 2006, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment business. As of January 31, 2007 and 2006 $1,513,000 and $1,409,000, respectively, was allocated to the Filtration Products business. The change in goodwill of the Filtration Products business was due to foreign currency translation.

Stock Options: Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 109,500 shares stock-based compensation to employees, officers or directors in June 2006. The stock-based compensation expense for the year ended January 31, 2007 was $138,420. In accordance with SFAS 123R, results for prior periods have not been restated.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its January 31, 2007 year-end. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying Fin 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. Accordingly, FIN 48 is effective for the Company on February 1, 2007. The Company is currently assessing the potential effect of FIN 48 on its financial statements. Management believes the adoption of FIN 48 will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on February 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS 158”). On January 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. This statement requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and previously unrecognized changes in that funded status through accumulated other comprehensive income. The Company recorded an after-tax charge to accumulated other comprehensive income of $716,000 in 2006 to recognize the funded status of its benefit plans. The fiscal year end was used as the Company’s measurement date.

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. In accordance with SFAS 123R, results for prior periods have not been restated. Adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated financial statements. See Note 12 - Stock Options for additional details.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, invoicing of customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, U.A.E. and South Africa. The Company has used foreign currency forward contracts to reduce exposure to exchange rate risks. The forward contracts are short-term in duration, generally one year or less. The major currency exposure hedged by the Company has been the Canadian dollar. The contract amounts, carrying amounts and fair values of these contracts were not significant at January 31, 2007, 2006 and 2005.

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

At January 31, 2006, one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. In September 2006, the Company terminated such interest rate swap with a notional value of $8,000,000 and entered into an interest rate swap with a notional value of $15,000,000 maturing in 2011. The swap agreement exchanges the variable rate to fixed interest rate payments of 5.13% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the period ended January 31, 2007. The fair value of the derivative financial instrument was $(3,300), and $(2,100), net of deferred tax expense of $1,200, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at January 31, 2007. Subsequent to the 2006 year end, on February 5, 2007 the Company terminated such interest rate swap and recognized a loss of $72,500.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $40,000.

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

The consolidated financial statements of the Company for each of the three years in the period ended as of January 31, 2007, 2006 and 2005 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of January 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2007, the Company's disclosure controls and procedures were effective.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table and the information contained under the captions “Board of Director Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's proxy statement for the 2007 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item1, Part I hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2007 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 2007 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and transactions, and director independence is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2007 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the independence of the Company’s public accountants and the fees paid to such accountants is incorporated herein by reference to the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2007 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.	List of documents filed as part of this report:
	(1)	Financial Statements - Consolidated Financial Statements of the Company
Refer to Part II, Item 8 of this report.
	(2)	Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts

b.	Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.

c.	The response to this portion of Item 15 is submitted under 15a (2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

MFRI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFRI, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. In connection with our audits, we have also audited the financial statement schedule (the “Schedule”) listed in the Index at Item 15a(2). These financial statements and Schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

For the year ended January 31, 2007, the Company adopted Financial Accounting Standards Board Statements No. 123(R), “Share-Based Payments,” and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as discussed in note 12 and note 9, respectively, to the consolidated financial statements.

In our opinion, the consolidated financial statements and Schedule referred to above present fairly, in all material respects, the financial position of MFRI, Inc. and Subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON

Chicago, Illinois

April 20, 2007

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share information)

	2006	2005	2004

	Fiscal Year Ended January 31,
	2007	2006	2005

Net sales	$213,471	$154,587	$145,096

Cost of sales	169,066	121,901	113,968

Gross profit	44,405	32,686	31,128

Operating expenses:
Selling expense	14,530	12,383	10,477
General and administrative expense	20,933	17,624	15,474
Total operating expenses	35,463	30,007	25,951

Income from operations	8,942	2,679	5,177
Income from Joint Venture	491	196	225
Interest expense, net	2,676	1,839	1,658

Income before income taxes	6,757	1,036	3,744

Income tax expense	2,164	505	931

Net Income	$4,593	$531	$2,813

Weighted average number of common shares outstanding – basic	5,358	5,254	4,986
Basic earnings per share:
Net income	$0.86	$0.10	$0.56

Weighted average number of common shares outstanding – diluted	5,600	5,585	5,223
Diluted earnings per share:
Net income	$0.82	$0.10	$0.54

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	As of January 31,
ASSETS	2007	2006
Current Assets:
Cash and cash equivalents	$565	$1,114
Restricted cash	540	369
Trade accounts receivable, less allowance for doubtful accounts of $352 in 2006 and $504 in 2005	35,056	20,377
Accounts receivable – related company	583	1,149
Income taxes receivable	93	145
Costs and estimated earnings in excess of billings on uncompleted contracts	4,974	2,471
Inventories, net	35,155	23,711
Deferred income taxes	2,382	2,131
Prepaid expenses and other current assets	1,326	1,311
Total current assets	80,674	52,778

Property, Plant and Equipment, Net	33,441	28,320

Other Assets:
Patents, net	392	453
Goodwill	2,613	2,509
Other assets	4,320	4,575
Total other assets	7,325	7,537

Total Assets	$121,440	$88,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$20,919	$10,929
Current maturities of long-term debt	9,191	1,562
Commissions payable	6,908	5,018
Customer Deposits	5,454	1,995
Other accrued liabilities	3,119	2,119
Accrued compensation and payroll taxes	2,480	2,478
Billings in excess of costs and estimated earnings on uncompleted contracts	1,270	134
Accounts payable – related company	599	-
Total current liabilities	49,940	24,235

Long-Term Liabilities:
Long-term debt, less current maturities	29,844	29,724
Other	2,840	2,866
Total long-term liabilities	32,684	32,590

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 50,000 shares in 2006 and 2005 respectively; 5,530 and 5,276 issued and outstanding in 2006 and 2005, respectively	55	53
Additional paid-in capital	25,327	23,084
Retained earnings	13,037	8,444
Accumulated other comprehensive income	397	229
Total stockholders’ equity	38,816	31,810

Total Liabilities and Stockholders’ Equity	$121,440	$88,635

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
	Common Stock
	Shares	Amount

Balances at January 31, 2004	4,922	$49	$21,397	$5,100	$327	$261

Net income				2,813		2,813
Stock options exercised	304	3	929
Excess tax benefits from stock options exercised			542
Minimum pension liability adjustment (net of cumulative tax benefit of $320)					(168)	(168)
Unrealized translation adjustment					278	278
Balances at January 31, 2005	5,226	$52	$22,868	$7,913	$437	$2,923

Net income				531		531
Stock options exercised	50	1	145
Excess tax benefits from stock options exercised			71
Minimum pension liability adjustment (net of cumulative tax benefit of $154)					271	271
Interest Rate Swap (including a tax benefit of $7)					13	13
Unrealized translation adjustment					(492)	(492)
Balances at January 31, 2006	5,276	$53	$23,084	$8,444	$229	$323

Net income				4,593		4,593
Stock options exercised	254	2	1,160
Stock-based compensation expense			138
Excess tax benefits from stock options exercised			945
Minimum pension liability adjustment (net of cumulative tax benefit of $154)					252	(252)
Impact of Adoption of FAS 158 (net of deferred taxes of $338)					(716)
Interest Rate Swap (including a tax expense of $1)					(16)	(16)
OCI Unrealized Gain on Marketable Securities (including a tax benefit of $87)					184	184
Unrealized translation adjustment					464	464
Balances at January 31, 2007	5,530	$55	$25,327	$13,037	$397	$4,973

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2006	2005	2004
	Fiscal Year Ended January 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$4,593	$531	$2,813
Adjustments, to reconcile net income to net cash flows from perating activities:
Income from Joint Venture	(491)	(196)	(225)
Depreciation and amortization	4,067	3,522	3,779
Provisions for uncollectible accounts	(157)	113	(75)
Deferred income taxes	89	(234)	(184)
(Gain) Loss on sales of assets	8	(53)	(10)
Stock-based compensation expense	138	-	-
Changes in operating assets and liabilities:
Accounts receivable	(14,265)	2,225	(4,287)
Income taxes receivable	41	(125)	348
Inventories	(12,029)	(2,662)	(2,659)
Prepaid expenses and other current assets	521	(639)	(1,594)
Accounts payable	4,141	(1,089)	1,638
Accrued compensation and payroll taxes	1,989	640	(29)
Other assets and liabilities	4,435	1,427	1,679
Net cash flows from operating activities	(6,920)	3,460	1,194

Cash Flows from Investing Activities:
Purchases of property and equipment	(8,269)	(6,315)	(1,755)
Distributions from joint venture	450	270	50
Acquisitions and investments, net	(279)	-	-
Proceeds from sales of property and equipment	10	46	1,804
Net cash flows from investing activities	(8,088)	(5,999)	99

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	211,932	57,005	15,141
Repayments of debt	(204,833)	(53,002)	(16,271)
Increase (decrease) in cash overdrafts	4,815	(1,326)	(945)
Borrowings on capitalized lease obligations	374	-	-
Payments on capitalized lease obligations	(8)	(17)	(43)
Tax benefit of stock options exercised	945	71	542
Stock options exercised	1,160	146	934
Net cash flows from financing activities	14,385	2,877	(642)

Effect of exchange rate changes on cash and cash equivalents	74	53	(82)

Net increase (decrease) in cash and cash equivalents	(549)	391	569
Cash and cash equivalents – beginning of year	1,114	723	154
Cash and Cash Equivalents –end of year	$565	$1,114	$723

Supplemental Cash Flow Information:
Cash paid for:
Interest, net of capitalized amounts	$2,642	$1,753	$1,818
Income taxes paid (refunded)	$890	$719	$(207)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2007, 2006 and 2005

Note 1 - Basis of Presentation

MFRI, Inc. ("MFRI", the “Company”, or the “Registrant”) was incorporated on October 12, 1993. MFRI is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment.

Fiscal Year: The Company’s fiscal year ends on January 31. Years described as 2006, 2005 and 2004 are the fiscal years ended January 31, 2007, 2006 and 2005, respectively. Balances described as balances as of 2006, 2005 and 2004 are balances as of January 31, 2007, 2006 and 2005, respectively.

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

Note 2 - Significant Accounting Policies

Reclassifications: Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

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

Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectibility is reasonably assured. All subsidiaries of the Company, except the Piping Systems business, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

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

Operating Cycle: The length of the Piping System business segment’s contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year. The Company’s other businesses do not have an operating cycle beyond one year.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Accounts Payable included Drafts Payable of $7,611,000 and $2,796,000 as of January 31, 2007 and 2006.

Restricted Cash: The Loan Agreement provides that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.

Accounts Receivable Collection: The majority of the Company’s accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance, and, generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts was calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

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

Other Comprehensive Income (Loss): Other comprehensive income (loss) is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following:

minimum pension liability, foreign currency translation, unrealized gain on marketable securities and interest rate swap.

Investments: Short-term marketable securities were classified as available-for-sale and carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The investments were recorded in other current assets.

Pension Plan Policy: The Winchester facility has a defined benefit plan covering its hourly rated employees. The benefits are based on fixed amounts multiplied by years of service of retired participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date and those expected to be earned in the future. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

(In thousands)	2006	2005
Raw materials	$27,982	$17,695
Work in process	3,644	3,045
Finished goods	4,803	4,254
	36,429	24,994
Less allowances	1,274	1,283
Inventories, net	$35,155	$23,711

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset’s estimated useful life. No interest was capitalized during 2006 and 2005. Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Leasehold improvements are depreciated over the remaining life of the lease. Amortization of assets under capital leases is included in depreciation and amortization.

The Company’s investment in property, plant and equipment as of January 31 is summarized below:

(In thousands)	2007	2006
Land, buildings and improvements	$22,260	$20,710
Machinery and equipment	32,214	25,521
Furniture, office equipment and computer software and systems	8,981	9,399
Transportation equipment	291	167
	63,746	55,797
Less accumulated depreciation and amortization	30,305	27,477
Property, plant and equipment, net	$33,441	$28,320

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2006 and 2005 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2006 and 2005, no impairment of goodwill was required. Goodwill was $2,613,000 and $2,509,000 at January 31, 2007 and 2006, respectively. As of January 31, 2007 and 2006, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment business.

As of January 31, 2007 and 2006 $1,513,000 and $1,409,000, respectively, was allocated to the Filtration Products business. The change in goodwill of the Filtration Products business was due to foreign currency translation.

The changes in the carrying amount of goodwill for the year ended January 31, 2007, are as follows:

(In thousands)
Balance as of January 31, 2006	$2,509
Foreign translation effect	104
Balance as of January 31, 2007	$2,613

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,447,000 and $2,288,000 as of January 31, 2007 and 2006, respectively. Accumulated amortization was $2,055,000 and $1,835,000 as of January 31, 2007 and 2006, respectively. Future amortizations over the next five years ending January 31 will be $76,000 in 2008, $73,000 in 2009, $69,000 in 2010, $67,000 in 2011, and $60,000 in 2012.

Investment in Joint Venture: In April 2002, the Piping System business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. The Company received partner distributions from its joint venture of $450,000, $270,000 and $50,000 in 2006, 2005 and 2004 respectively. The Company accounts for its joint venture investment using the equity method. The Company's share of joint venture income was $491,000, $196,000 and $225,000 in 2006, 2005 and 2004 respectively.

Financial Instruments: Gains and losses on hedges of existing assets, or liabilities are marked-to-market and the result is included within Accumulated other comprehensive income in the consolidated financial statements. Gains and losses on financial instruments that hedge firm future commitments are deferred until the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” are recognized immediately as income or expense.

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

The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	2006	2005	2004
Basic weighted average number of common shares outstanding	5,358	5,254	4,986

Dilutive effect of stock options	242	331	237
Weighted average number of common shares outstanding assuming full dilution	5,600	5,585	5,223

(In thousands)	2006	2005	2004
Weighted average number of stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	-	176	340

Expired options during the year	25	6	30

Stock options with an exercise price below the average stock price	548	558	611

In 2006, a total of 253,772 stock options were exercised. There were 4,477 stock options exercised from February 1, 2007 through April 30, 2007.

Stock Options: Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 109,500 shares stock-based compensation to employees, officers or directors in June 2006. The stock-based compensation expense for the year ended January 31, 2007 was $138,420. In accordance with SFAS 123R, results for prior periods have not been restated.

Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature.

Accounting Pronouncements:

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its January 31, 2007 year-end. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying Fin 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. Accordingly, FIN 48 is effective for the Company on February 1, 2007. The Company is currently assessing the potential effect of FIN 48 on its financial statements. Management believes the adoption of FIN 48 will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on February 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS 158”). On January 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. This statement requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and previously unrecognized changes in that funded status through accumulated other comprehensive income. The Company recorded an after-tax charge to accumulated other comprehensive income of $716,000 in 2006 to recognize the funded status of its benefit plans. The fiscal year end was used as the Company’s measurement date.

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. In accordance with SFAS 123R, results for prior periods have not been restated. Adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated financial statements. See Note 12 - Stock Options for additional details.

Note 3 - Related Party Transactions

The Company provides certain services and facilities to a company (affiliate) primarily owned by two principal stockholders who are also members of management. The Company also purchased certain services, leased space and subcontracted projects with such company under a management services agreement, a lease agreement or contracts, which were approved by the Company’s Committee of Independent Directors.

The Company received $73,500 and paid $64,800 from the affiliate under such agreements in 2006. The Company received $102,000 and paid $121,000 from the affiliate under such agreements in 2005. The Company received $140,000 and paid $147,000 from the affiliate under such agreements in 2004. During 2006, the Company recognized net sales of $3,782,000 pursuant to a contract wholly subcontracted to such company.

Related company accounts receivable of $583,000 and $1,149,000 was included in the receivable balances at January 31, 2007 and 2006, respectively. Related company accounts payable of $599,000 was included in the payable balance at January 31, 2007.

Note 4 - Retention Receivable

Retention is the amount withheld by a customer until a contract is completed. Retentions of $388,338 and $91,544 were included in the balance of trade accounts receivable as of January 31, 2007 and 2006, respectively.

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts are as follows:

(In thousands)	2006	2005
Costs incurred on uncompleted contracts	$30,157	$11,669
Estimated earnings	11,950	2,694
Earned revenue	42,107	14,363
Less billings to date	38,403	12,026
Total	$3,704	$2,337
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,974	$2,471
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,270)	(134)
Total	$3,704	$2,337

Note 6 - Debt

Debt consists of the following:

(In thousands)	2006	2005
Revolving bank loan domestic	17,973	13,612
Industrial revenue bonds	3,150	3,150
Mortgage notes	7,375	8,998
Term loans	7,201	4,556
Revolving bank loan foreign	2,957	955
Capitalized lease obligations (Note 7)	379	15
Total debt	39,035	31,286
Less current maturities	9,191	1,562
Total Long-Term Debt	$29,844	$29,724

The following table summarizes the Company’s scheduled maturities, excluding the revolving lines of credit of $20,930,000 at January 31, 2007:

( In thousands)	Total	1/31/08	1/31/09	1/31/10	1/31/11	1/31/12	Thereafter
Mortgages	$7,375	$2,589	$1,622	$523	$558	$597	$1,486
IRB Payable	3,150	3,150	-	-	-	-	-
Term Loans	7,201	3,311	960	1,069	590	214	1,057
Capitalized Lease Obligations	379	141	141	86	6	5	-
Totals	$18,105	$9,191	$2,723	$1,678	$1,154	$816	$2,543

Debt

At January 31, 2007, the Company was in compliance with covenants under the Loan Agreement (see the paragraphs below that describe the Loan Agreement).

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was Amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2007 was 8.04%. As of January 31, 2007, the Company had borrowed $17,973,000 and had $3,972,500 available to it under the revolving line of credit. In addition, $4,515,200 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers be deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2007, the amount of restricted cash was $540,000. Cash required for operations is provided by draw-downs on the line of credit.

At January 31, 2006, one interest rate swap agreement was in effect with a notional value of $8,000,000 maturing in 2008. In September 2006, the Company terminated such interest rate swap with a notional value of $8,000,000 and entered into an interest rate swap with a notional value of $15,000,000 maturing in 2011. The swap agreement exchanges the variable rate to fixed interest rate payments of 5.13% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the period ended January 31, 2007. The fair value of the derivative financial instrument was $(3,300), and $(2,100), net of deferred tax expense of $1,200, was recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge at January 31, 2007. Subsequent to the 2006 year end, on February 5, 2007 the Company terminated such interest rate swap and recognized a loss of $72,500.

On March 28, 2005, the Company's Loan Agreement was amended to add a term loan of $4,300,000 ("Term Loan"). Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.0 percentage points, respectively. The Company is scheduled to pay $215,000 of principal on the first days of March, June, September, and December in each year, commencing on June 1, 2005 and ending on September 30, 2007, with the remaining unpaid principal payable on November 30, 2007.

On May 10, 2006, the Company’s Loan Agreement was amended to add an equipment loan facility (“Equipment Loan Facility”) of $1,000,000 subject to certain restrictions. Interest rates under the Equipment Loan Facility are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At May 10, 2006, the prime rate was 8.00% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were .50 and 2.50 percentage points, respectively.

On August 31, 2006, the Company obtained a loan in the amount of $5,200,000 U.A.E. Dirhams (“AED”) (approximately $1,416,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a U.A.E. bank to finance capital expenditures. The loan matures January 2012. The loan bears interest at rate between 8.75% and 9.5% per annum with quarterly principal payments of $93,600.

On April 30, 2006, the Company obtained a loan in the amount of $5,500,000 AED (approximately $1,498,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a U.A.E. bank to finance capital expenditures. The loan matures January 2010. The loan bears interest at Ebor/Libor plus 4% per annum with quarterly principal payments of $100,000.

On December 31, 2005, the Company obtained a loan in the amount of $7,067,000 Danish Kroners (“DKK”) (approximately $1,122,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the building addition. The loan has a term of twenty years. The loan bears interest at 4.28% with quarterly payments of $23,500 for both principal and interest.

On December 30, 2005, Perma-Pipe, Inc. borrowed $900,000 under an equipment loan secured by equipment. The loan bears interest at 6.23% with monthly payments of $13,400 for both principal and interest, and has a seven year term.

On May 11, 2005, the Company obtained a loan in the amount of 3,241,500 DKK (approximately $536,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the building addition. The loan has a term of twenty years. The loan bears interest at 4.89% with quarterly payments of $10,700 for both principal and interest.

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for the new building, in the amount of 700,000 Euro, approximately $754,600 U.S. dollars at the exchange rate prevailing at the time of the transaction. The loan has a term of ten years. The loan bears interest at 6.1% with quarterly payments of $9,400 for both principal and interest.

On January 29, 2003, the Company obtained a loan from a Danish bank to construct a building, in the amount of 1,050,000 Euro, approximately $1,136,000 U.S. dollars at the exchange rate prevailing at the time of the transaction. The loan has a term of twenty years. The loan bears interest at 4.0% with quarterly payments of $19,000 for both principal and interest.

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

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan bears interest at 7.52% with monthly payments of $18,507 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term. At the date of purchase, the remaining term of the loan was 7.25 years. The loan matures in the fourth quarter of 2007.

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76% with monthly payments of $9,682 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term.

On June 1, 1998, the Company obtained a loan in the amount of 4,500,000 DKK (approximately $650,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance the acquisition of Boe-Therm A/S (“Boe-Therm”). It is secured by the land and building of Boe-Therm, bears interest at 6.48% and has a term of twenty years. Another loan in the amount of 850,000 DKK (approximately $134,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) was obtained on January 1, 1999 to acquire land and a building, bears interest at 6.1% and has a term of twenty years. The interest rates on both the twenty-year loans are guaranteed for the first ten years, after which they will be renegotiated based on prevailing market conditions.

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

The Company also has short-term credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2007, borrowings under these credit arrangements totaled $2,956,000; an additional $3,301,000 remained unused.

Note 7 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)	2006	2005
Machinery and equipment	$164	$164
Furniture and office equipment	252	698
Transportation equipment	741	38
	1,157	900
Less accumulated amortization	650	890
	$507	$10

The Piping Systems business leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire beginning 2007 through 2017. The Filtration Products business leases approximately 12,000 square feet of office space under an operating lease, which began in June 2004 and expires in July 2010. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At January 31, 2007, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

(In thousands)	Operating Leases	Capital Leases
2008	$1,252	$141
2009	876	141
2010	712	86
2011	478	6
2012	187	5
Thereafter	107
Future minimum lease payments (Note 6)	$3,612	$379

Rental expense for operating leases was $1,333,900, $1,341,600 and $752,300 in 2006, 2005 and 2004, respectively.

Note 8 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes:

(In thousands)	2006	2005	2004
Domestic	$7,896	$(210)	$2,172
Foreign	(1,138)	1,246	1,572
Total	$6,758	$1,036	$3,744

Components of income tax expense (benefit) are as follows:

(In thousands)	2006	2005	2004
Current:
Federal	$1,417	$(109)	$467
Foreign	197	566	475
State and other	462	140	173
	2,076	597	1,115
Deferred
Federal	72	(94)	(86)
Foreign	118	85	(95)
State and other	(102)	(83)	(3)
	88	(92)	(184)

Totals	$2,164	$505	$931

The excess tax benefit related to stock options recorded through equity was $945,000, $71,000 and $542,000 in 2006, 2005 and 2004, which did not affect net income in 2006, 2005 and 2004.

The income tax expense of $2,164,000 for 2006 predominantly represented the anticipated utilization of the net operating loss and the research tax credits. Based on a review of projected taxable income, it was more likely than not that the research tax credit carryforward would be utilized in subsequent periods.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal effective rate of 32.0%, 48.7%, and 24.9% in 2006, 2005 and 2004, respectively is as follows:

(In thousands)	2006	2005	2004
Tax expense at federal statutory rate	$2,297	$352	$1,273
Foreign rate tax expense (benefit) differential	702	228	(59)
State tax expense (benefit), net of federal benefit	160	(28)	157
Research tax credit	(826)	(68)	(401)
Other – net	(169)	21	(39)
Totals	$2,164	$505	$931

Components of the current deferred income tax asset balances were as follows:

(In thousands)	2006	2005
Accrued commissions and bonuses	$1,308	$969
Other accruals not yet deducted	746	590
Inventory valuation allowance	453	489
Inventory uniform capitalization	113	-
Allowance for doubtful accounts	87	170
Other	76	106
Totals	$2,783	$2,324

Component of the current deferred income tax liability balances was as follows:

(In thousands)	2006	2005
Prepaids	$285	$148

Components of the long-term deferred income tax asset balances were as follows:

(In thousands)	2006	2005
Capital loss carry forward from sale of foreign subsidiary	$104	$114
Goodwill	252	338
Non-qualified deferred compensation	903	642
Net operating loss	-	744
Research tax credit (1)	338	426
Other	263	237
Totals	$1,860	$2,501

(1) The 2006 Research tax credit carryforward is net of a valuation allowance of $139,000.

Components of the long-term deferred income tax liability balances were as follows:

(In thousands)	2006	2005
Depreciation	$813	$1,124
Minimum pension liability	153	230
Foreign deferred liability	348	230
Totals	$1,314	$1,584

Gross deferred tax assets were $4,643,000 and $4,825,000 as of January 31, 2007 and 2006, respectively  Gross deferred tax liabilities were $1,599,000 and $1,732,000 as of January 31, 2007 and 2006, respectively.

The Company’s management periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Tax accruals for tax liabilities related to potential changes in judgments and estimates for both federal and state tax issues are included in current liabilities on the consolidated balance sheet.

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

The market related value of plan assets at January 31, 2007 was $3,869,122. The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan. The target asset allocation was 95% to 100% mutual funds. The investment policy is to invest all funds in the Vanguard Balanced Index Fund except for cash needed to pay benefits and investment expenses for the year. At January 31, 2007, 95.7% of plan assets were held in a mutual fund and the remaining 4.3% was in a money market fund. The expected long-term rate-of-return-on-assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the fund.

Effective January 31, 2007, the Company implemented the recognition provisions of SFAS 158. The following table details the incremental effect of applying SFAS 158 on individual line items in the statement of financial position:

(in thousands)	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
Prepaid (accrued) benefit liability - Long Term	$932	$(1,054)	$(122)
Deferred Income Taxes - Long Term	546	(338)	208
Accumulated other comprehensive income	$1,113	$(716)	$397

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)	2006	2005
Accumulated benefit obligations:
Vested benefits	$3,642	$3,456
Accumulated benefits	3,696	3,466

Change in benefit obligation:
Benefit obligation – beginning of year	$3,600	$4,647
Service cost	97	114
Interest cost	198	248
Amendments	250	-
Actuarial (gain) loss	(56)	(1,319)
Benefits paid	(98)	(90)
Benefit obligation – end of year	3,991	3,600

Change in plan assets:
Fair value of plan assets – beginning of year	$3,420	$3,091
Actual return on plan assets	339	260
Company contributions	208	159
Benefits paid	(98)	(90)
Fair value of plan assets – end of year	3,869	3,420

Funded status	$(122)	$(179)
Unrecognized prior service cost	657	489
Unrecognized actuarial loss	397	539
Prepaid benefit cost recognized in the consolidated balance sheet	$932	$849

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$-	$849
Accrued benefit liability – Long Term	(122)	(895)
Intangible asset	-	489

Amounts recognized in Accumulated other comprehensive income:
Minimum pension liability adjustment		406
Net loss	397	-
Prior service cost	657	-
Net amount recognized	$1,054	$406
The amount of prior service cost and net loss to be amortized in the following year is $107,307 and -0-, respectively.

Weighted-average assumptions used to determine net cost and benefit
Obligations for years ended January 31:
End of year benefit obligation	5.710%	5.620%
Service cost discount rate	5.620%	5.388%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost:
Service cost	$97	$114
Interest cost	198	248
Expected return on plan assets	(276)	(252)
Amortization of prior service cost	82	82
Recognized actuarial loss	23	201
Net periodic benefit cost	$124	$393

Cash Flows:

(In thousands)
Expected employer contributions for fiscal year ending 1/31/2008	$97
Expected employee contributions for fiscal year ending 1/31/2008	$0
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending:
1/31/2008	$184
1/31/2009	202
1/31/2010	208
1/31/2011	214
1/31/2012	247
1/31/2013-1/31/2017	$1,422

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

Contributions to the 401(k) Plan and its predecessors were $385,400, $346,400 and $329,300 for the years ended January 31, 2007, 2006 and 2005, respectively. The Company estimates that it will contribute $360,000 for the year ending January 31, 2008.

Deferred Compensation Plans

The Company also has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. The cash surrender value of the life insurance contracts of $1,491,000 and $1,231,000 as of January 31, 2007 and 2006 was included in other assets, and the deferred compensation liability of $2,566,000 and $1,879,000 as of January 31, 2007 and 2006 was included in other long-term liabilities in the consolidated balance sheet. The charges to expense were $508,300, $225,900 and $288,200 in 2006, 2005 and 2004, respectively.

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

The following is information relevant to the Company's business segments:

(In thousands)	2006	2005	2004
Net Sales:
Filtration Products	$86,362	$64,413	$61,740
Piping Systems	82,166	54,657	54,053
Industrial Process Cooling Equipment	41,161	35,517	29,303
Other	3,782	-	-
Total Net Sales	$213,471	$154,587	$145,096

Gross Profit:
Filtration Products	$16,230	$11,758	$12,320
Piping Systems	16,780	10,862	10,284
Industrial Process Cooling Equipment	11,274	10,066	8,524
Other	121	-	-
Total Gross Profit	$44,405	$32,686	$31,128

Income (Loss) from Operations:
Filtration Products	$5,274	$2,221	$3,539
Piping Systems	9,568	5,060	5,405
Industrial Process Cooling Equipment	1,222	1,544	1,570
Corporate	(7,122)	(6,146)	(5,337)
Total Income from Operations	$8,942	$2,679	$5,177

Income (Loss) before Income Taxes:
Filtration Products	$5,274	$2,221	$3,539
Piping Systems	10,059	5,256	5,630
Industrial Process Cooling Equipment	1,222	1,544	1,570
Corporate	(9,798)	(7,985)	(6,995)
Total Income before Income Taxes	$6,757	$1,036	$3,744

Segment Assets:
Filtration Products	$51,886	$36,179	$33,511
Piping Systems	44,130	30,333	29,696
Industrial Process Cooling Equipment	14,809	12,545	12,101
Corporate	10,615	9,578	10,208
Total Segment Assets	$121,440	$88,635	$85,516

Capital Expenditures:
Filtration Products	$1,251	$1,654	$623
Piping Systems	6,260	4,043	762
Industrial Process Cooling Equipment	371	230	139
Corporate	666	388	226
Total Capital Expenditures	$8,548	$6,315	$1,750

Depreciation and Amortization:
Filtration Products	$1,332	$1,194	$1,214
Piping Systems	1,848	1,416	1,385
Industrial Process Cooling Equipment	413	357	357
Corporate	474	555	823
Total Depreciation and Amortization	$4,067	$3,522	$3,779

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2006	2005	2004
Net Sales:
United States	$175,096	$129,556	$117,511
Asia	14,598	8,860	8,200
Europe	13,595	9,830	12,994
Canada	5,370	2,471	3,415
Mexico, South America, Central America and the Caribbean	3,663	3,719	2,686
Africa	734	-	70
Other	415	151	220
Total Net Sales	$213,471	$154,587	$145,096

Long-Lived Assets:
United States	$20,744	$20,340	$21,882
United Arab Emirates	7,603	3,445	-
Europe	5,011	4,535	3,918
South Africa	83	-	-
Total Long-Lived Assets	$33,441	$28,320	$25,800

Note 11 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)	2006	2005	2004
Cash Paid For:
Income taxes, net of (refunds) received	$890	$719	$(207)
Interest paid, net of amounts capitalized	$2,642	$1,753	$1,818

Noncash Financing and Investing Activities:
Fixed assets acquired under capital leases	$372	$-	$-

Purchase of a business for specified assets and assumption of specified liabilities:
Purchase price and cash paid	$304	$-	$-
Net liabilities assumed	$25	$-	$-

Note 12 - Stock Options

Under the 2004 Stock Option Plan (“Option Plans”), 250,000 shares of common stock are reserved for issuance to key employees of the Company and its affiliates as well as certain advisors and consultants to the Company. In addition, under the 2004 Option Plan, the number of shares that may be issued shall be increased by an additional two percent of the aggregate number of shares of Common Stock outstanding as of the last day of the most recently completed fiscal year of the Company, beginning January 31, 2005. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plan may be either non-qualified options or incentive options. Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.

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

The following summarizes the changes in options under the plans:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	733,596	$4.22	688,380	$3.62	1,017,950	$3.44
Granted	109,500	10.075	101,600	7.61	4,000	3.31
Exercised	(253,772)	4.58	(50,034)	2.90	(303,757)	3.08
Cancelled	(41,001)	8.39	(6,350)	3.49	(29,813)	2.91
Outstanding at end of year	548,323	$4.91	733,596	$4.22	688,380	$3.62

Options exercisable at year-end	418,121		655,496		385,025

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at January 31, 2007	Weighted Average Exercise Price
$2.00-$2.99	100,635	5.9	$2.16	79,133	$2.16
$3.00-$3.99	259,388	5.0	3.12	257,388	3.12
$4.00-$4.99	8,400	3.1	4.11	8,400	4.11
$6.00-$6.99	1,000	0.2	6.94	1,000	6.94
$7.00-$7.99	71,700	8.4	7.61	71,700	7.61
$8.00-$8.99	500	1.2	8.10	500	8.10
$10.00-$10.99	106,700	9.4	10.08	-	-
	548,323	6.4	$4.91	418,121	$3.74

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

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 109,500 shares stock-based compensation to employees, officers or directors in June 2006. The stock-based compensation expense for the year ended January 31, 2007 was $138,420. In accordance with SFAS 123R, results for prior periods have not been restated.

The principal variable assumptions utilized in valuing options and the methodoligy for estimating such model inputs include: (1) risk-free interest rate - an estimate based on the "Market yield on U.S. Treasury secrities at 7-year constant maturity, quoted on investment basis" for the end of week closetst to the stock option grant date, from the Federal Researve web site; (2) expected volatility - an estimtae based on the historical volatility of MFRI Common Stock's weekly closing stock price for the period 1/1/93 to the date of grant and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

 The weighted average fair value of options granted during 2006 (net of options surrendered), 2005 and 2004 are estimated at $5.99, $4.36 and $1.85, per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected volatility	52.23%	51.95%	49.18%
Risk-free interest rate	5.16%	3.86%	4.31%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	7.0	7.0	7.0

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R were applied to the year ending January 31, 2005 and 2004 is shown in the following table:

(In thousands except per share information)	2005	2004
Net income (loss) – as reported	$531	$2,813
Compensation cost under fair-market value-based accounting method, net of tax	$(343)	$(221)
Net income (loss) – pro forma	$188	$2,592
Net income (loss) per common share – basic and diluted, as reported	$0.10	$0.56
Net income (loss) per common share – basic and diluted, pro forma	$0.04	$0.52
Reported diluted EPS higher than pro forma diluted EPS	$0.06	$0.04

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

Note 14 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2006 and 2005:

	2006
(In thousands except per share information)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$46,932	$53,542	$64,182	$48,815
Gross Profit	9,805	12,521	14,367	7,712
Net income (loss)	151	2,314	2,720	(592)
Weighted average number of common shares:
Outstanding – basic	5,281	5,306	5,381	5,464
Outstanding – diluted	5,662	5,710	5,677	5,761
Per Share Data:
Net income (loss) – basic	$0.03	0.44	0.51	$(0.12)
Net income (loss) - diluted	$0.03	0.41	0.48	$(0.10)

	2005
(In thousands except per share information)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$36,202	$40,691	$39,384	$38,310
Gross Profit	7,867	9,074	9,163	6,582
Net income (loss)	218	619	788	(1,094)
Weighted average number of common shares:
Outstanding – basic	5,234	5,252	5,262	5,267
Outstanding – diluted	5,623	5,606	5,596	5,541
Per Share Data:
Net income (loss) – basic	$0.04	$0.12	$0.15	$(0.21)
Net income (loss) - diluted	$0.04	$0.11	$0.14	$(0.19)

Note 15 - Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2006, 2005 and 2004 are summarized below:

(in thousands)	2006	2005	2004
Aggregate product warranty liability at beginning of year	$827	738	$630
Aggregate accruals related to product warranties	1,996	907	451
Aggregate reductions for payments	(1,535)	(802)	(387)
Aggregate changes for pre-existing warranties	(29)	(16)	44
Aggregate product warranty liability at end of year	$1,259	$827	$738

Note 16 - Subsequent Event

Subsequent to 2006 year end in February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,253,000 from a private placement of common stock were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

Schedule II

MFRI, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2007, 2006 and 2005

In Thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Recoveries from previous accounts charged off (2)	Balance at End of Period

Year Ended January 31, 2007:
Allowance for possible losses in collection of trade receivables	$504	$141	$340	$47	$352

Year Ended January 31, 2006:
Allowance for possible losses in collection of trade receivables	$482	$91	$142	$73	$504

Year Ended January 31, 2005:
Allowance for possible losses in collection of trade receivables	$557	$189	$264	$-	$482

(1)	Uncollectible accounts charged off
(2)	Recoveries from accounts previously charged off

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 20, 2007	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) ) )
)
	HENRY M. MAUTNER*	Director	)
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )	April 18, 2007
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	DENNIS KESSLER*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-70298]
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit 10.4 of Registration Statement No. 33-70794]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (SEC File No. 0-18370)]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company’s Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]
10(d)	Form of Directors Indemnification Agreement
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (SEC File No. 0-18370)]
10(f)

Loan and Security Agreement between the Company and Fleet Capital Corporation dated July 11, 2002 and the amendments thereto dated October 3, 2002, December 12, 2002, April 30, 2003, October 31, 2003, July 1, 2004 and March 28, 2005. [Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (SEC File No. 0-18370)]

10(g)	Amended and Restated Loan and Security Agreement between the Company and Bank of America dated December 15, 2006
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (SEC File No. 0-18370)]
21*	Subsidiaries of MFRI, Inc.
23*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
24*	Power of Attorney executed by directors and officers of the Company
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