Form 10-Q
period 2007-04-30
MFRI INC
filed 2007-06-11
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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
On June 5, 2007, there were 6,550,279 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year ending January 31, 2008. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended April 30,
	2007	2006
Net sales	$56,954	$46,932
Cost of sales	46,162	37,127
Gross profit	10,792	9,805

Operating expenses:
Selling expenses	3,801	3,706
General and administrative expenses	5,111	4,967
Total operating expenses	8,912	8,673

Income from operations	1,880	1,132
Income from joint venture	20	83
Interest expense – net	476	556
Income before income taxes	1,424	659

Income taxes	386	508
Net income	$1,038	$151
Weighted average number of common shares outstanding – basic	6,537	5,281
Weighted average number of common shares outstanding - diluted	6,821	5,662
Basic earnings per share Net income	$0.16	$0.03
Diluted earnings per share Net income	$0.15	$0.03

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands) Assets	April 30, 2007	January 31, 2007
Current Assets:
Cash and cash equivalents	$1,125	$565
Restricted cash	993	540
Trade accounts receivable, less allowance for doubtful accounts of
$360 in 2007 and $504 in 2006	36,241	35,056
Accounts receivable – related company	356	583
Costs and estimated earnings in excess of billings on ncompleted contracts	6,823	4,974
Income taxes receivable	0	93
Inventories, net	35,370	35,155
Deferred income taxes	2,443	2,382
Prepaid expenses and other current assets	1,592	1,326
Total current assets	84,943	80,674

Property, plant and equipment, net	33,798	33,441

Other Assets:
Patents, net of accumulated amortization	444	392
Goodwill	2,686	2,613
Other assets	4,539	4,320
Total other assets	7,669	7,325
Total Assets	$126,410	$121,440

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$17,940	$20,919
Commissions payable	4,779	6,908
Customer deposits	4,090	5,454
Accrued compensation and payroll taxes	2,470	2,480
Other accrued liabilities	3,103	3,119
Current maturities of long-term debt	7,594	9,191
Billings in excess of costs and estimated earnings on uncompleted ontracts	694	1,270
Income taxes payable	364	0
Accounts payable – related company	400	599
Total current liabilities	41,434	49,940

Long-Term Liabilities:
Long-term debt, less current maturities	23,264	29,844
Other	3,504	2,840
Total long-term liabilities	26,768	32,684

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in April 2007 and January 2007; 6,537 issued and outstanding in April 2007 and 5,530 issued and outstanding in January 2007	65	55
Additional paid-in capital	43,738	25,327
Retained earnings	13,569	13,037
Accumulated other comprehensive income	836	397
Total stockholders’ equity	58,208	38,816
Total Liabilities and Stockholders’ Equity	$126,410	$121,440

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended April 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,038	$151
Adjustments, to reconcile net income to net cash flows from operating activities:
Income from joint venture	(20)	(83)
Depreciation and amortization	1,067	868
Change in cash surrender value of deferred comp plan	(35)	6
Provision for uncollectible accounts	3	47
Deferred income taxes	(61)	73
Loss on sales of assets	4	-
Stock-based compensation expense	47	15
Changes in operating assets and liabilities:
Accounts receivable	(949)	(8,060))
Income taxes receivable	394	19
Inventories	(1,065)	(1,589)
Prepaid expenses and other current assets	(1,072)	633
Accounts payable	26	541
Accrued compensation and payroll taxes	(2,127)	148
Other assets and liabilities	(2,630)	1,586
Net Cash Flows from Operating Activities	(5,380)	(5,645)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,156)	(2,035)
Distributions from joint venture	286	-
Proceeds from sales of property and equipment	1	-
Net Cash Flows from Investing Activities	(869)	(2,035)

Cash Flows from Financing Activities:
Borrowings under revolving, term and mortgage loans	4,702	37,494
Repayment of debt	(13,061)	(34,508)
Increase (decrease) in cash overdrafts	(3,343)	4,671
Issuance of stock	18,332	-
Stock options exercised	18	32
Tax benefit of stock options exercised	24	-
Payments on capitalized lease obligations	(41)	(2)
Net Cash Flows from Financing Activities	6,631	7,687

Effect of Exchange Rate Changes on Cash and Cash Equivalents	178	252

Net Increase in Cash and Cash Equivalents	560	259
Cash and Cash Equivalents – Beginning of Period	565	1,114
Cash and Cash Equivalents – End of Period	$1,125	$1,373

Supplemental Cash Flow Information:
Cash paid for:
Interest, net of capitalized amounts	$547	$557
Income taxes paid	28	39

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2007

1.

The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principals and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2007 audited financial statements have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	At April 30, 2007 the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Effective February 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has not awarded stock-based compensation to employees, officers or directors during the three-month period ended April 30, 2007. The stock-based compensation expense for the three months ended April 30, 2007 and 2006 was $47,300 and $15,000, respectively.

The fair values of the option awards granted prior to but not vested as of April 2007 and 2006 respectively, were estimated on the grant date using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006
Expected volatility	46.81%-52.23%	46.81%-51.95%
Risk-free interest rate	2.93%-5.16%	2.93%-4.51%
Dividend yield	0%	0%
Expected life in years	7	7

3.	Inventories consisted of the following:

(In thousands)	April 30, 2007	January 31, 2007
Raw materials	$27,231	$27,982
Work in progress	4,828	3,644
Finished goods	4,544	4,803
Sub total	36,603	36,429
Less: Inventory allowance	1,233	1,274
Inventory, net	35,370	35,155

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2007 and 2006 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2007 and 2006, no impairment of goodwill was required. Goodwill was $2,686,000 and $2,613,000 at April 30, 2007 and January 31, 2007, respectively. As of April 30, 2007 and January 31, 2007, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of April 30, 2007 and January 31, 2007, $1,586,000 and $1,513,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,506,000 and $2,447,000 at April 30, 2007 and January 31, 2007, respectively. Accumulated amortization was $2,062,000 and $2,055,000 at April 30, 2007 and January 31, 2007,

respectively. Future amortization over the next five years ending January 31, will be 2008 - $30,000, 2009 - $27,000, 2010 - $23,000, 2011 - $21,000, 2012 - $18,000.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at April 30, 2007 and January 31, 2007 were $3,954,563 and $3,869,122, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended April 30,
Components of net periodic benefit cost:	2007	2006
Service cost	$28	$24
Interest cost	56	49
Expected return on plan assets	(76)	(67)
Amortization of prior service cost	27	21
Recognized actuarial loss	0	6
Net periodic benefit cost	$35	$33

Employer contributions remaining for fiscal year ending January 31, 2008 are expected to be $97,044.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands, except per share information)	Three Months Ended April 30,
	2007	2006
Net income	$1,038	$151
Basic weighted average number of common shares outstanding	6,537	5,281
Dilutive effect of stock options	284	381
Weighted average number of common shares outstanding assuming full dilution	6,821	5,662
Basic earnings per share net income	$0.16	$0.03
Diluted earnings per share net income	$0.15	$0.03

	Three Months Ended April 30,
	2007	2006
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	0	75,000

Stock options with an exercise price below the average stock price	542,308	652,521

As of June 5, 2007 a total of 17,352 stock options were exercised since February 1, 2007.

8.	The components of comprehensive income, net of tax, were as follows:

(In thousands)	Three Months Ended April 30,
	2007	2006
Net income	$1,038	$151
Interest rate swap	2	45
Change in foreign currency translation adjustments	554	212
OCI unrealized gain on marketable securities	(117)	-
Comprehensive income	$1,477	$408

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	April 30, 2007	January 31, 2007
Accumulated translation adjustment	$1,486	$932
Interest rate swap (including a tax expense $1 at January 31, 2007)	0	(3)
Minimum pension liability adjustment (net of cumulative tax benefit of $338)	(716)	(716)
OCI unrealized gain on marketable securities (including a
Tax benefit of $87 at January 31, 2007)	66	184
Accumulated other comprehensive income	$836	$397

The OCI unrealized gain on marketable securities of $66,000 at April 30, 2007 is gross of an $18,000 tax benefit.

9.

Business Segment Reporting: The Company has three reportable segments under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.

(In thousands)	Three Months Ended April 30,
	2007	2006
Net sales:
Filtration Products	$26,437	$18,565
Piping Systems	20,740	14,246
Industrial Process Cooling Equipment	9,442	11,636
Corporate and Other	335	2,485
Total net sales	$56,954	$46,932
Gross profit (loss):
Filtration Products	$4,143	$3,302
Piping Systems	4,468	2,906
Industrial Process Cooling Equipment	2,207	3,517
Corporate and Other	(26)	80
Total gross profit	$10,792	$9,805
Income (loss) from operations:
Filtration Products	$1,307	$682
Piping Systems	2,534	1,092
Industrial Process Cooling Equipment	(405)	904
Corporate and Other	(1,556)	(1,546)
Income from operations	$1,880	$1,132
Income (loss) before income taxes:
Filtration Products	$1,307	$682
Piping Systems	2,554	1,175
Industrial Process Cooling Equipment	(405)	904
Corporate and Other	(2,032)	(2,102)
Income before income taxes	$1,424	$659

10.	Related Party Transactions: The Company provides certain services to a company primarily owned by two principal stockholders who are also members of management of the Company.

Related company accounts receivable of $356,000 and $583,000 were included in the receivable balances at April 30, 2007 and January 31, 2007, respectively. Related company accounts payable of $400,000 and $599,000 were included in the payable balance at April 30, 2007 and January 31, 2007.

The Company recorded revenue of $229,000 during the first quarter of 2007 and $2,485,000 during the first quarter of 2006 pursuant to a contract wholly-subcontracted to such company.

11.

Contingencies: The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2007 are summarized below:

(in thousands)	Three Months Ended April 30, 2007	Year Ended January 31, 2007
Aggregate product warranty liability at beginning of period	$1,259	$827
Aggregate accruals related to product warranties	483	1,996
Aggregate reductions for payments	(488)	(1,535)
Aggregate changes for pre-existing warranties	0	(29)
Aggregate product warranty liability at end of period	$1,254	$1,259

12.

New Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying Fin 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. Accordingly, FIN 48 is effective for the Company on February 1, 2007.

In the first quarter of 2007, the Company adopted FIN 48. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $504,300, all of which would impact the effective tax rate if recognized. This was recorded as a decrease to retained earnings as of February 1, 2007. Included in the total unrecognized tax liability were estimated accrued interest of $38,300 and penalties of $31,300. The Company’s policy is to exclude interest and penalties from income tax expense.

13.	Debt: At April 30, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below.

In February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,322,000 from such sale were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of April 30, 2007, the Company had borrowed $9,341,000 and had $12,434,000 available to it under the revolving line of credit. In addition, $6,684,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2007, the amount of restricted cash was $993,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Three months ended April 30, 2007 vs. Three months ended April 30, 2006

Net sales of $56,954,000 for the quarter increased 21.4% from $46,932,000 in the prior-year quarter. (See discussion of each business segment below.)

Gross profit of $10,792,000 increased 10.1% from $9,805,000 in the prior-year quarter, and gross margin decreased to 18.9% of net sales in the current year from 20.9 % of net sales in the prior-year. (See discussion of each business segment below.)

Selling expenses increased 2.6% to $3,801,000 for the quarter from $3,706,000 in the prior-year quarter due primarily to additional selling personnel. (See discussion of each business segment below.)

General and administrative expenses increased 2.9% to $5,111,000 for the quarter from $4,967,000 in the prior-year quarter. (See discussion of each business segment below.)

Net income rose to $1,038,000 in the current quarter from $151,000 in the prior-year quarter primarily for reasons summarized above and discussed in more detail below, including the favorable income tax effect of $663,000 of United Arab Emirates (“U.A.E.”) facility net income which was not taxable. Because the U.A.E. facility is located in an area with no income taxes, future earnings generated there will also be free of income taxes.

Filtration Products Business

Three months ended April 30, 2007 vs. Three months ended April 30, 2006

Net sales for the quarter increased 42.4% to $26,437,000 from $18,565,000 in the prior-year quarter. This increase was primarily the result of increased sales of filter bags, pleated products and related services.

Gross profit as a percent of net sales declined to 15.7% in the current year from 17.8% in the prior-year primarily as a result of product mix and a highly competitive market place.

Selling expenses increased to $1,872,000 from $1,726,000 in the prior-year quarter and decreased as a percentage of sales to 7.1% from 9.3% of net sales in the prior-year quarter. The dollar increase was primarily due to additional selling personnel and inclusion of the selling expenses of the South African facility acquired in April 2006.

General and administrative expenses increased to $964,000 in the current-year quarter from $897,000 in the prior-year quarter and decreased as a percentage of sales to 3.7% from 4.8% of net sales in the prior-year quarter. The dollar increase was primarily the result of the inclusion of the general and administrative expenses of the South African facility acquired in April 2006.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be lower during the winter months, due to weather constraints over much of the northern hemisphere.

Three months ended April 30, 2007 vs. Three months ended April 30, 2006

Net sales increased 45.6% to $20,740,000 in the current quarter from $14,246,000 in the prior-year quarter. This increase was primarily due to an increase in the domestic heating and cooling business and $3,253,000 in sales from the U.A.E. facility.

Gross profit as a percent of net sales increased to 21.5% in the current quarter from 20.4% in the prior-year quarter primarily due to higher sales margins at the U.A.E. facility.

Selling expenses increased to $471,000 or 2.3% of net sales in the current year quarter from $425,000 or 3.0% of net sales for the prior-year quarter. The dollar increase was primarily due to additional selling personnel at the new facility in the U.A.E.

General and administrative expenses increased to $1,464,000 or 7.1% of net sales in the current year quarter from $1,390,000 or 9.8% of net sales for the prior-year quarter. General administrative expenses increased primarily due to management incentive compensation earned as a result of improved profitability.

Industrial Process Cooling Equipment Business

Three months ended April 30, 2007 vs. Three months ended April 30, 2006

Net sales of $9,442,000 for the quarter decreased 18.9% from $11,636,000 in the prior-year quarter. The decrease was due primarily to conditions in printing and industrial markets.

Gross profit decreased to 23.4% of net sales in the current quarter from 30.2% of net sales in the prior-year quarter, primarily due to additional post sale customer support costs and an increasing original equipment manufacturer customer sales mix.

Selling expenses decreased to $1,459,000 or 15.5% of net sales in the current-year quarter from $1,556,000 or 13.4% of net sales in the prior-year quarter. The dollar decrease was due to lower commissions due to decreased sales.

General and administrative expenses increased to $1,154,000 or 12.2% of net sales from $1,057,000 or 9.1% of net sales in the prior-year quarter. This increase was primarily due to additional recruiting expenses.

General Corporate and Other

Three months ended April 30, 2007 vs. Three months ended April 30, 2006

During the first quarter 2006, the Company recognized $2,485,000 in revenue pursuant to a contract wholly subcontracted to a related company, Midwesco, Inc., for installation of a heating, ventilation and air conditioning (HVAC) system for a high rise building in Chicago. During the fourth quarter 2006, the Company created a new subsidiary, Midwesco Mechanical and Energy, Inc., that was not material to the financial statements, in which the Company intends to engage in similar activities.

The first quarter 2007, included sales of $335,000 not related to the Company’s three reportable business segments.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.

General and administrative expenses decreased to $1,530,000 in the current year quarter from $1,626,000 in the prior-year quarter, and decreased as a percentage of total company net sales to 2.7% in the current year quarter from 3.5% in the prior-year quarter. The decrease was mainly due to a group insurance refund related to the prior year offset by inclusion of the new subsidiary.

Interest expense decreased to $476,000 for the current year quarter from $556,000 in the prior-year quarter. The decrease was due to reduced borrowings.

Taxes

Taxes on earnings reflect the estimated annual effective rates. Due to the seasonality of the Piping Systems business, the annual estimated U.S. income versus foreign income that is earned in a tax free zone differs as compared to the first quarter’s actual U.S. income versus foreign income. The 27.1% effective tax rate for the first quarter 2007 is less than the statutory U.S. federal income tax rate due mainly to the favorable income tax effect of the tax free income from the U.A.E.

LIQUIDITY AND CAPITAL RESOURCES

In February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,322,000 from this sale were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

Cash and cash equivalents as of April 30, 2007 were $1,125,000 as compared to $565,000 at January 31, 2007. The Company used $5,380,000 from operations during the first three months. Operating cash flows increased by $265,000 from the corresponding period in the prior year. Net payments of $8,400,000 from the Company’s credit facility were made. Exercise of stock options resulted in proceeds of $18,000.

Compared to January 31, 2007, trade receivables increased by $949,000, inventories increased by $1,065,000, and other operating assets and liabilities decreased by $2,630,000.

Net cash used for investing activities for the three months ended April 30, 2007 was $869,000. Capital expenditures decreased $879,000 from the prior year to $1,156,000.

Debt totaled $30,858,000, a decrease of $8,177,000 since the beginning of the year. Net cash inflows from financing activities were $6,631,000. Stock option activity resulted in $18,000 of cash inflow.

The Company’s working capital was approximately $43,509,000 at April 30, 2007 compared to approximately $30,734,000 at January 31, 2007. The change was primarily due to the decreases in accounts payable and payment of management incentive compensation and commissions payable.

The Company’s current ratio was 2.1 to 1 for April 30, 2007 and 1.6 to 1 for January 31, 2007, respectively. Debt to total capitalization at April 30, 2007 decreased to 34.7% from 50.1% in January 31, 2007.

At April 30, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of April 30, 2007, the Company had borrowed $9,341,000 and had $12,434,000 available to it under the revolving line of credit. In addition, $6,684,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2007, the amount of restricted cash was $993,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Refer to Note 4 Goodwill in Notes to Condensed Consolidated Financial Statements.

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

At January 31, 2007 one interest rate swap agreement was in effect with a notional value of $15,000,000 maturing in 2011. The swap agreement exchanges the variable rate to fixed interest rate payments of 5.13% plus LIBOR margin. On February 5, 2007 the Company terminated such interest rate swap and recognized a loss of $72,500.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $96,000.

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

As of April 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

MFRI, INC.

Date:	June 11, 2007	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2007	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)