Form 10-Q
period 2007-07-31
MFRI INC
filed 2007-09-11
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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
On September 10, 2007, there were 6,651,295 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year ending January 31, 2008. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales	$58,944	$53,542	$115,898	$100,474
Cost of sales	46,667	41,021	92,829	78,148
Gross profit	12,277	12,521	23,069	22,326

Operating expenses:
Selling expenses	3,801	3,481	7,602	7,187
General and administrative expenses	6,004	5,426	11,115	10,393
Total operating expenses	9,805	8,907	18,717	17,580

Income from operations	2,472	3,614	4,352	4,746

Income from joint venture	7	200	27	283
Interest expense – net	611	621	1,087	1,177
Income before income taxes	1,868	3,193	3,292	3,852

Income taxes	425	879	811	1,387
Net income	$1,443	$2,314	$2,481	$2,465
Weighted average number of common shares outstanding – basic	6,611	5,306	6,574	5,294
Weighted average number of common shares outstanding - diluted	6,836	5,710	6,791	5,667
Basic earnings per share: Net income	$0.22	$0.44	$0.38	$0.47
Diluted earnings per share: Net income	$0.21	$0.41	$0.37	$0.43

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2007	January 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$832	$565
Restricted cash	747	540
Trade accounts receivable, less allowance for doubtful accounts of $404 at July 31, 2007 and $360 at January 31, 2007	38,025	35,056
Accounts receivable – related company	265	583
Costs and estimated earnings in excess of billings on uncompleted contracts	8,523	4,974
Income taxes receivable	0	93
Inventories, net	41,580	35,155
Deferred income taxes	2,844	2,382
Prepaid expenses and other current assets	1,106	1,326
Total current assets	93,922	80,674

Property, plant and equipment, net	34,518	33,441

Other Assets:
Patents, net of accumulated amortization	400	392
Goodwill	2,692	2,613
Other assets	6,147	4,320
Total other assets	9,239	7,325
Total Assets	$137,679	$121,440

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,442	$20,919
Commissions payable	7,006	6,908
Customer Deposits	3,470	5,454
Accrued compensation and payroll taxes	2,576	2,480
Other accrued liabilities	3,128	3,119
Current maturities of long-term debt	8,699	9,191
Billings in excess of costs and estimated earnings on uncompleted contracts	1,253	1,270
Income tax payable	638	0
Accounts Payable – related company	228	599
Total current liabilities	46,440	49,940

Long-Term Liabilities:
Long-term debt, less current maturities	26,790	29,844
Other	3,604	2,840
Total long-term liabilities	30,394	32,684

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in July 2007 and January 2007; 6,650 issued and outstanding in July 2007 and 5,530 issued and outstanding in January 2007	67	55
Additional paid-in capital	45,092	25,327
Retained earnings	15,012	13,037
Accumulated other comprehensive income	674	397
Total stockholders’ equity	60,845	38,816
Total Liabilities and Stockholders’ Equity	$137,679	$121,440

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,481	$2,465
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,165	1,756
Deferred income taxes	(372)	(196)
Gain on sale of marketable securities	(258)	0
Stock-based compensation expense	169	35
Change in cash surrender value of deferred comp plan	(70)	(40)
Provision for uncollectible accounts	46	88
Income from joint venture	(27)	(283)
Loss on sale of fixed assets	13	9
Changes in operating assets and liabilities:
Accounts receivable	(2,761)	(11,251)
Inventories	(9,760)	(6,807)
Prepaid expenses and other current assets	(1,925)	436
Other assets and liabilities	(1,892)	2,467
Income taxes payable	629	235
Accounts Payable	498	4,483
Accrued Compensation and payroll taxes	150	1,588
Net Cash Flows from Operating Activities	(10,914)	(5,015)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,928)	(4,936)
Distributions from joint venture	286	350
Proceeds from sales of marketable securities	258	0
Proceeds from sales of property and equipment	1	0
Net Cash Flows from Investing Activities	(2,383)	(4,586)

Cash Flows from Financing Activities:
Repayment of debt	(19,758)	(67,897)
Issuance of stock	18,332	0
Borrowings under revolving, term and mortgage loans	16,064	73,192
Increase (decrease) in cash overdrafts	(2,325)	3,490
Tax benefit of stock options exercised	807	143
Stock options exercised	468	177
Payments on capitalized lease obligations	(95)	(5)
Net Cash Flows from Financing Activities	13,493	9,100

Effect of Exchange Rate Changes on Cash and Cash Equivalents	71	(34)
Net Increase (Decrease) in Cash and Cash Equivalents	267	(535)
Cash and Cash Equivalents – Beginning of Period	565	1,114
Cash and Cash Equivalents – End of Period	$832	$579

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$2,613	$1,164
Income taxes paid	793	126

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2007

1.

The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures, which would substantially duplicate the disclosures, contained in the January 31, 2007 audited financial statements have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	At July 31, 2007, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Effective February 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 145,200 shares stock-based compensation to employees, officers or directors during the six-month period ended July 31, 2007. The stock-based compensation expense for the three and six months ended July 31, 2007 and 2006 was as follows:

(In thousands)	2007	2006
Three-month period	$122	$20
Six-month period	169	35

The fair values of the option awards granted prior to, but not vested as of, July 2007 and 2006 respectively, were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Six Months Ended July 31, 2007	Six Months Ended July 31, 2006
Expected volatility	46.81% - 52.23%	46.81% - 52.23%
Risk-free interest rate	2.93% - 5.16%	2.93% - 5.16%
Dividend yield	0%	0%
Expected life in years	7	7

3.	Inventories consisted of the following:
	(In thousands)	July 31, 2007	January 31, 2007
	Raw materials	$30,953	$27,982
	Work in progress	5,951	3,644
	Finished goods	5,561	4,803
	Sub total	42,465	36,429
	Less: Inventory allowance	885	1,274
	Inventory, net	$41,580	$35,155

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2007 and 2006 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2007 and 2006, no impairment adjustment to goodwill was required. Goodwill was $2,692,000 and $2,613,000 at July 31, 2007 and January 31, 2007, respectively. As of July 31, 2007 and January 31, 2007, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of July 31, 2007 and January 31, 2007, $1,592,000 and $1,513,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $400,000 and $392,000 at July 31, 2007 and January 31, 2007, respectively. Accumulated amortization was $2,070,000 and $2,055,000 at July

31, 2007 and January 31, 2007, respectively. Future amortization over the next five years ending January 31, will be 2008 - $30,000, 2009 - $27,000, 2010 - $23,000, 2011 - $21,000, 2012 - $18,000.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at July 31, 2007 and January 31, 2007 were $3,911,274 and $3,869,122, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$29	$24	$57	$48
Interest cost	55	49	111	98
Expected return on plan assets	(77)	(67)	(153)	(134)
Amortization of prior service cost	27	21	54	42
Recognized actuarial loss	0	6	0	12
Net periodic benefit cost	$34	$33	$69	$66

 Employer contributions remaining for fiscal year ending January 31, 2008 are expected to be $64,696. As of July 31, 2007, $32,348 contributions were made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share information)	2007	2006	2007	2006
Net income	$1,443	$2,314	$2,481	$2,465
Basic weighted average number of common shares outstanding	6,611	5,306	6,574	5,294
Dilutive effect of stock options	225	404	217	373
Weighted average number of common shares outstanding assuming full dilution	6,836	5,710	6,791	5,667
Basic earnings per share net income	$0.22	$0.44	$.38	$0.47
Diluted earnings per share net income	$0.21	$0.41	$.37	$0.43

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	145,200	0	145,200	184,500

Stock options with an exercise price below the average market price	430,105	784,698	430,105	600,198

As of September 4, 2007, a total of 118,368 stock options have been exercised since February 1, 2007.

8.	The components of comprehensive income, net of tax, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2007	2006	2007	2006
Net income	$1,443	$2,314	$2,481	$2,465
Interest rate swap	0	4	2	49
Change in foreign currency translation adjustments	(95)	19	459	232
OCI unrealized gain on marketable securities	(67)	0	(184)	0
Comprehensive income	$1,281	$2,337	$2,758	$2,746

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	July 31, 2007	January 31, 2007
Accumulated translation adjustment	$1,390	$932
Interest rate swap	0	(3)
Minimum pension liability adjustment (net of cumulative tax benefit of $338)	(716)	(716)
OCI unrealized gain on marketable securities (including a tax benefit of $87 at January 31, 2007)	0	184
Accumulated other comprehensive income	$674	$397

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

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales:
Filtration Products	$20,873	$18,640	$47,310	$37,205
Piping Systems	28,203	24,617	48,943	38,863
Industrial Process Cooling Equipment	9,355	9,917	18,797	21,553
Corporate and Other	513	368	848	2,853
Total net sales	$58,944	$53,542	$115,898	$100,474
Gross profit (loss):
Filtration Products	$3,576	$3,791	$7,719	$7,093
Piping Systems	6,386	5,676	10,854	8,582
Industrial Process Cooling Equipment	2,320	3,043	4,527	6,560
Corporate and Other	(5)	11	(31)	91
Total gross profit	$12,277	$12,521	$23,069	$22,326
Income (loss) from operations:
Filtration Products	$856	$988	$2,163	$1,670
Piping Systems	4,319	3,658	6,853	4,750
Industrial Process Cooling Equipment	(53)	644	(458)	1,548
Corporate and Other	(2,650)	(1,676)	(4,206)	(3,222)
Income from operations	$2,472	$3,614	$4,352	$4,746
Income (loss) before income taxes:
Filtration Products	$856	$988	$2,163	$1,670
Piping Systems	4,326	3,858	6,880	5,033
Industrial Process Cooling Equipment	(53)	644	(458)	1,548
Corporate and Other	(3,261)	(2,297)	(5,293)	(4,399)
Income before income taxes	$1,868	$3,193	$3,292	$3,852

10.	Related Party Transactions: The Company provides certain services to a company primarily owned by two principal stockholders who are also members of management of the Company.

Related company accounts receivable of $265,000 and $583,000 were included in the receivable balances at July 31, 2007 and January 31, 2007 respectively. Related company accounts payable of $228,000 and $599,000 were included in the payable balance at July 31, 2007 and January 31, 2007.

The Company recorded revenue of $97,000 during the second quarter of 2007 and $368,000 during the second quarter of 2006 pursuant to a contract wholly subcontracted to such company.

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

Changes in the warranty liability in 2007 are summarized below:

(In thousands)	Six Months Ended July 31, 2007	Year Ended January 31, 2007
Aggregate product warranty liability at beginning of year	$1,259	$827
Aggregate accruals related to product warranties	1,013	1,996
Aggregate reductions for payments	(939)	(1,535)
Aggregate changes for pre-existing warranties	(7)	(29)
Aggregate product warranty liability at end of year	$1,326	$1,259

12.

New Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48’). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective February 1, 2008. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

In September 2006, FASB issued Financial Accounting Standard No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective February 1, 2008. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

13.	Debt: At July 31, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below.

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

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of July 31, 2007, the Company had borrowed $13,907,000 and had $12,569,000 available to it under the revolving line of credit. In addition, $6,293,000 of availability was used under the Loan Agreement, of which 3,197,000 was to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2007, the amount of restricted cash was $747,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Three months ended July 31, 2007 vs. Three months ended July 31, 2006

Net sales of $58,944,000 for the quarter increased 10.1% from $53,542,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $12,277,000 decreased 1.9% from $12,521,000 in the prior-year quarter, and gross margin decreased to 20.8% in the current-year quarter from 23.4 % in the prior-year quarter. (See discussion of each business segment below.)

Selling expenses increased 9.2% to $3,801,000 for the quarter from $3,481,000 in the prior-year quarter due primarily to increased number of selling personnel. (See discussion of each business segment below.)

General and administrative expenses increased 10.7% to $6,004,000 for the quarter from $5,426,000 in the prior-year quarter. The increase was mainly due to General Corporate increases including the inclusion of $188,000 of the general and administrative expense of the newly created subsidiary, temporary staffing costs, expenses incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, and stock compensation expense. (See discussion of each business segment below.)

Net income decreased to $1,443,000 in the current quarter from $2,314,000 in the prior-year quarter primarily from increased number of selling personnel and reasons summarized above and discussed in more detail below.

Six months ended July 31, 2007 vs. Six months ended July 31, 2006

Net sales of $115,898,000 for the six months increased 15.4% from $100,474,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $23,069,000 for the six months increased 3.3% from $22,326,000 for the comparable period in the prior year, while gross margin decreased to 19.9% in the current year from 22.2% in the prior year. (See discussion of each business segment below.)

Selling expenses increased 5.8% to $7,602,000 for the six months from $7,187,000 for the comparable period in the prior year due primarily to increased number of selling personnel. (See discussion of each business segment below.)

General and administrative expenses increased 6.9% to $11,115,000 for the six months from $10,393,000 for the comparable period in the prior year. The increase was mainly due to General Corporate increases including the inclusion of $306,000 of the general and administrative expense of the newly created subsidiary, additional personnel, expenses incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, and stock compensation expense. (See discussion of each business segment below.)

Net income increased to $2,481,000 for the six months from $2,465,000 for the comparable period in the prior year. The increase in net income was primarily due to increased sales offset by increased number of selling personnel and expenses described above.

Filtration Products Business

Three months ended July 31, 2007 vs. Three months ended July 31, 2006

Net sales for the quarter increased 12.0% to $20,873,000 from $18,640,000 for the comparable quarter in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross margin decreased to 17.1% in the current quarter from 20.3% in the prior-year quarter primarily due to the highly competitive marketplace, increasing cost of raw materials and customer mix.

Selling expenses increased to $1,938,000 from $1,890,000 for the comparable quarter last year. Selling expense decreased as a percentage of sales to 9.3% from 10.1% for the comparable quarter last year. The dollar increase was primarily due to additional selling personnel.

General and administrative expenses decreased to $782,000 or 3.8% of net sales in the current quarter from $910,000 or 4.9% of net sales in the prior-year quarter. The decrease was primarily the result of a decrease in temporary staffing and consulting expense.

Six months ended July 31, 2007 vs. Six months ended July 31, 2006

Net sales for the six months increased 27.2% to $47,310,000 from $37,205,000 for the comparable period in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross margin decreased for the six months to 16.3% in the current year from 19.1% in the prior year, primarily due to the highly competitive marketplace, increasing cost of raw materials and customer mix.

Selling expense for the six months increased to $3,810,000 from $3,616,000 for the comparable period in the prior year. Selling expense decreased as a percentage of net sales to 8.1% from 9.7% for the comparable period in the prior year. The dollar increase was primarily due to additional selling personnel.

General and administrative expenses decreased to $1,747,000 or 3.7% of net sales in the current year from $1,807,000 or 4.9% of net sales in the prior year. The change was primarily the result of a decrease in temporary staffing and consulting expense.

Piping Systems Business

Generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather- related construction projects over much of North America.

Three months ended July 31, 2007 vs. Three months ended July 31, 2006

Net sales increased 14.6% to $28,203,000 in the current quarter from $24,617,000 in the prior-year quarter. This increase was primarily due to an increase in the domestic heating and cooling business and $4,813,000 in sales from the U.A.E. facility compared to $431,000 in sales from the U.A.E. in the prior year.

Gross margin decreased to 22.6% in the current quarter from 23.1% in the prior-year quarter primarily due to lower sales in the oil and gas industry, which have a higher margin over other customers.

Selling expenses increased to $473,000 or 1.7% of net sales in the current quarter from $297,000 or 1.2% of net sales for the prior-year quarter. This was mainly due to increased staffing primarily in the U.A.E., and the addition of the international sales manager in the U.S.

General and administrative expenses decreased to $1,594,000 or 5.7% of net sales in the current quarter from $1,721,000 or 7.0% of net sales for the prior-year quarter. The decrease in general and administrative expenses was primarily due to start up costs incurred at the U.A.E facility in the prior year quarter.

Six months ended July 31, 2007 vs. Six months ended July 31, 2006

Net sales of $48,943,000 for the six months increased 25.9% from $38,863,000 for the comparable period in the prior year. This increase was primarily due to an increase in the domestic heating and cooling business and $8,067,000 in sales from the U.A.E. facility compared to $431,000 in sales from the U.A.E. in the prior year.

Gross margin remained level at 22.2%.

Selling expense increased to $943,000 or 1.9% of net sales in the current-year period from $722,000 or 1.9% of net sales in the prior-year period. This was mainly due to increased staffing primarily in the U.A.E., and the addition of the international sales manager in the U.S.

General and administrative expense decreased to $3,058,000 or 6.3% net sales in the current-year period, compared with $3,110,000 or 8.0% net sales in the prior-year period. The decrease in general and administrative expenses was primarily due to $549,000 in start-up costs incurred at the U.A.E facility in the previous year offset by increases in general and administrative expenses in the U.A.E., and additional personnel in the U.S.

Industrial Process Cooling Equipment Business

Three months ended July 31, 2007 vs. Three months ended July 31, 2006

Net sales of $9,355,000 for the quarter decreased 5.7% from $9,917,000 for the comparable quarter in the prior year. The decrease was primarily due to lower demand for its products in the three major market sectors.

Gross margin decreased to 24.8% in the current quarter from 30.7% in the prior-year quarter, primarily due to additional post sale customer support costs and an increasing original equipment manufacturer customer sales mix.

Selling expenses increased to $1,390,000 or 14.9% of net sales in the current quarter from $1,293,000 or 13.0% of net sales in the prior-year quarter. The increase was due to increased staffing and increased travel expenses.

General and administrative expenses decreased in the current quarter to $982,000 or 10.5% of net sales from $1,106,000 or 11.2% of net sales in the prior-year quarter. This decrease was primarily due to decreased staffing overseas, decreased incentive expense and temporary staffing costs.

Six months ended July 31, 2007 vs. Six months ended July 31, 2006

Net sales of $18,797,000 for the six months decreased 12.8% from $21,553,000 for the comparable period in the prior year. The decrease was primarily due to lower demand for its products in the three major market sectors.

Gross margin decreased to 24.1% in the current year from 30.4% in the prior year, primarily due to additional post sale customer support costs and an increasing original equipment manufacturer customer sales mix.

Selling expense remained level at $2,850,000 or 15.2% of net sales in the current-year period from $2,849,000 or 13.2% of net sales in the prior year.

General and administrative expense decreased to $2,135,000 or 11.4% of net sales in the current-year period from $2,163,000 or 10.0% of net sales in the prior year. This decrease was primarily due to decreased staffing overseas and decreased incentive expense.

General Corporate and Other

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments. During the fourth quarter 2006, the Company created a new subsidiary that was not material to the financial statements, in which the Company engages in installation of a heating, ventilation and air conditioning (HVAC) system.

Three months ended July 31, 2007 vs. Three months ended July 31, 2006

The second quarter 2007 included sales of $513,000 not related to the Company’s three reportable business segments. During the second quarter 2006, the Company recognized $97,000 in revenue pursuant to a contract wholly-subcontracted to a related company, Midwesco, Inc., for installation of a heating, ventilation and air conditioning (HVAC) system for a high-rise building in Chicago.

General and administrative expenses increased to $2,646,000 or 4.5% of consolidated net sales in the current quarter from $1,689,000 or 3.2% in the prior-year quarter. The increase was mainly due to the inclusion of $188,000 of the general and administrative expense of the newly created subsidiary, temporary staffing costs, expenses incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006 and stock compensation expense.

Interest expense remained level at $611,000 for the current quarter from $621,000 in the prior-year quarter.

Six months ended July 31, 2007 vs. Six months ended July 31, 2006

Year to date included sales of $848,000 not related to the Company’s three reportable business segments.

General and administrative expense increased to $4,175,000 or 3.6% of consolidated net sales in the current-year six-month period from $3,313,000 or 3.3% in the prior-year period. The increase was mainly due to the inclusion of $306,000 of the general and administrative expense of the newly created subsidiary, temporary staffing costs, expenses incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006 and stock compensation expense.

Interest expense decreased to $1,087,000 for the current-year period from $1,177,000 for the comparable period in the prior year. The decrease was primarily due to reduced borrowings.

Taxes

Taxes on earnings reflect the estimated annual effective rates. The estimated annual U.S. income versus foreign income that is earned in the U.A.E. tax free zone changed as compared to the first quarter’s estimated annual U.S. income versus foreign income. The 24.6% estimated annual effective tax rate at July 31, 2007 is less than the statutory U.S. federal income tax rate mainly due to the favorable income tax effect of the tax free income from the U.A.E. and the anticipated utilization of research tax credits.

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

Cash and cash equivalents as of July 31, 2007 were $832,000 as compared to $565,000 at January 31, 2007. The Company used $10,914,000 from operations during the first six months of 2007. Operating cash flows decreased by $5,899,000 from the corresponding period in the prior year. During the first six months of 2007, net payments of $3,789,000 were made to the Company’s credit facility. Exercise of stock options for the first six months of 2007 resulted in proceeds of $468,000.

Compared to January 31, 2007, trade receivables increased by $2,761,000 and other operating assets and liabilities increased by $1,892,000. Inventories increased by $9,760,000 for the six months of 2007 primarily due to due to increased raw material requirements for future production.

Net cash used for investing activities for the six months ended July 31, 2007 was $2,383,000. Capital expenditures for the same six months were $2,928,000, a decrease of $2,008,000 compared to the corresponding period in the prior year.

Debt totaled $35,489,000, a decrease of $3,546,000 since the beginning of the current fiscal year. Net cash inflows from financing activities were $13,493,000. Stock option activity resulted in $1,275,000 of cash inflow, which included $807,000 tax benefit of stock options exercised in addition to stock option proceeds of $468,000.

The Company’s working capital was approximately $47,482,000 at July 31, 2007 compared to approximately $30,734,000 at January 31, 2007. The change was primarily due to the increase in inventory and in accounts receivable.

The Company’s current ratio was 2.0 to 1 for July 31, 2007 and 1.6 to 1 for January 31, 2007, respectively. Debt to total capitalization at July 31, 2007 decreased to 36.8% from 50.1% in January 31, 2007.

At July 31, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2007, the prime rate was 8.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of July 31, 2007, the Company had borrowed $13,907,000 and had $12,569,000 available to it under the revolving line of credit. In addition, $6,293,000 of availability was used under the Loan Agreement, of which 3,197,000 was to guarantee amounts owed for Industrial Revenue Bond borrowings. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2007, the amount of restricted cash was $747,000. Cash required for operations is provided by draw-downs on the line of credit.

CRITICAL ACCOUNTING POLICIES

Reclassifications: Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has accounting policies which it believes are important to the Company's reported financial condition and results of operations, and which require the Company to make estimates about matters that are inherently uncertain. These critical accounting policies include revenue recognition, realizability of inventories, collectibility of accounts receivable, depreciation of plant and equipment, and income taxes. The Company believes the above critical policies have resulted in past actual results approximating the estimated amounts in those areas.

Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectability is reasonably assured. All subsidiaries of the Company, except the Piping Systems business, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of Completion Method Revenue Recognition: Piping Systems business and Corporate and Other recognizes revenues on contracts under the "percentage of completion" method. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

At January 31, 2007, one interest rate swap agreement was in effect with a notional value of $15,000,000 maturing in 2011. On February 5, 2007, the Company terminated such interest rate swap and recognized a loss of $72,500. No such agreement was in effect at July 31, 2007.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $119,000.

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

As of July 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on June 19, 2007. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

	For	Against
David Unger	4,121,373	1,227,281
Henry M. Mautner	4,029,493	1,319,161
Bradley E. Mautner	4,086,423	1,262,231
Arnold F. Brookstone	4,761,630	587,024
Eugene Miller	4,854,260	494,394
Stephen B. Schwartz	4,854,260	494,394
Dennis Kessler	4,854,260	494,394

Item 6.	Exhibits

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

MFRI, INC.

Date:	September 11, 2007	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2007	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)