Form 10-Q/A
period 2007-07-31
MFRI INC
filed 2007-09-27
CIK 914122

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

EXPLANATORY NOTE

This amendment is being filed to correct a typographical error in the MFRI, Inc. and Subsidiaries Supplemental Cash Flow Information in the Condensed Consolidated Statements of Cash Flows (Unaudited).  Subsequent to the issuance of the July 31, 2007 form 10Q, management determined that July 31, 2007 cash paid for interest and income taxes were incorrect due to a typographical error.  The amounts have been revised in this amendment to reflect cash paid for the six-month period ended July 31, 2007 for interest of $1,135,000 and income taxes of $19,000.  The amounts as originally reported were cash paid for interest of $2,613,000 and income taxes of $793,000.  This error did not affect the Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Balance Sheets (Unaudited), and Notes to Condensed Consolidated Financial Statements (Unaudited).

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

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales	$58,944	$53,542	$115,898	$100,474
Cost of sales	46,667	41,021	92,829	78,148
Gross profit	12,277	12,521	23,069	22,326

Operating expenses:
Selling expenses	3,801	3,481	7,602	7,187
General and administrative expenses	6,004	5,426	11,115	10,393
Total operating expenses	9,805	8,907	18,717	17,580

Income from operations	2,472	3,614	4,352	4,746

Income from joint venture	7	200	27	283
Interest expense – net	611	621	1,087	1,177
Income before income taxes	1,868	3,193	3,292	3,852

Income taxes	425	879	811	1,387
Net income	$1,443	$2,314	$2,481	$2,465
Weighted average number of common shares outstanding – basic	6,611	5,306	6,574	5,294
Weighted average number of common shares outstanding - diluted	6,836	5,710	6,791	5,667
Basic earnings per share: Net income	$0.22	$0.44	$0.38	$0.47
Diluted earnings per share: Net income	$0.21	$0.41	$0.37	$0.43

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2007	January 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$832	$565
Restricted cash	747	540
Trade accounts receivable, less allowance for doubtful accounts of $404 at July 31, 2007 and $360 at January 31, 2007	38,025	35,056
Accounts receivable – related company	265	583
Costs and estimated earnings in excess of billings on uncompleted contracts	8,523	4,974
Income taxes receivable	0	93
Inventories, net	41,580	35,155
Deferred income taxes	2,844	2,382
Prepaid expenses and other current assets	1,106	1,326
Total current assets	93,922	80,674

Property, plant and equipment, net	34,518	33,441

Other Assets:
Patents, net of accumulated amortization	400	392
Goodwill	2,692	2,613
Other assets	6,147	4,320
Total other assets	9,239	7,325
Total Assets	$137,679	$121,440

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,442	$20,919
Commissions payable	7,006	6,908
Customer Deposits	3,470	5,454
Accrued compensation and payroll taxes	2,576	2,480
Other accrued liabilities	3,128	3,119
Current maturities of long-term debt	8,699	9,191
Billings in excess of costs and estimated earnings on uncompleted contracts	1,253	1,270
Income tax payable	638	0
Accounts Payable – related company	228	599
Total current liabilities	46,440	49,940

Long-Term Liabilities:
Long-term debt, less current maturities	26,790	29,844
Other	3,604	2,840
Total long-term liabilities	30,394	32,684

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in July 2007 and January 2007; 6,650 issued and outstanding in July 2007 and 5,530 issued and outstanding in January 2007	67	55
Additional paid-in capital	45,092	25,327
Retained earnings	15,012	13,037
Accumulated other comprehensive income	674	397
Total stockholders’ equity	60,845	38,816
Total Liabilities and Stockholders’ Equity	$137,679	$121,440

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,481	$2,465
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,165	1,756
Deferred income taxes	(372)	(196)
Gain on sale of marketable securities	(258)	0
Stock-based compensation expense	169	35
Change in cash surrender value of deferred comp plan	(70)	(40)
Provision for uncollectible accounts	46	88
Income from joint venture	(27)	(283)
Loss on sale of fixed assets	13	9
Changes in operating assets and liabilities:
Accounts receivable	(2,761)	(11,251)
Inventories	(9,760)	(6,807)
Prepaid expenses and other current assets	(1,925)	436
Other assets and liabilities	(1,892)	2,467
Income taxes payable	629	235
Accounts Payable	498	4,483
Accrued Compensation and payroll taxes	150	1,588
Net Cash Flows from Operating Activities	(10,914)	(5,015)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,928)	(4,936)
Distributions from joint venture	286	350
Proceeds from sales of marketable securities	258	0
Proceeds from sales of property and equipment	1	0
Net Cash Flows from Investing Activities	(2,383)	(4,586)

Cash Flows from Financing Activities:
Repayment of debt	(19,758)	(67,897)
Issuance of stock	18,332	0
Borrowings under revolving, term and mortgage loans	16,064	73,192
Increase (decrease) in cash overdrafts	(2,325)	3,490
Tax benefit of stock options exercised	807	143
Stock options exercised	468	177
Payments on capitalized lease obligations	(95)	(5)
Net Cash Flows from Financing Activities	13,493	9,100

Effect of Exchange Rate Changes on Cash and Cash Equivalents	71	(34)
Net Increase (Decrease) in Cash and Cash Equivalents	267	(535)
Cash and Cash Equivalents – Beginning of Period	565	1,114
Cash and Cash Equivalents – End of Period	$832	$579

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,135	$1,164
Income taxes paid	19	126

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

MFRI, INC.

Date:	September 26, 2007	/s/ Bradley E. Mautner
Bradley E. Mautner
President, Chief Operating Officer and Director

Date:	September 26, 2007	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)