Form 10-Q
period 2007-10-31
MFRI INC
filed 2007-12-18
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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
On December 12, 2007, there were 6,653,695 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending January 31, 2008. One of the reasons for this is that, generally, sales of the Company’s piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales	$65,086	$64,182	$180,984	$164,656
Cost of sales	53,886	49,815	146,715	127,963
Gross profit	11,200	14,367	34,269	36,693

Operating expenses:
Selling expenses	3,749	3,503	10,804	10,351
General and administrative expenses	6,141	5,569	17,803	16,301
Total operating expenses	9,890	9,072	28,607	26,652

Income from operations	1,310	5,295	5,662	10,041

Income (loss) from joint venture	(27)	149	0	432
Interest expense – net	664	729	1,751	1,906
Income before income taxes	619	4,715	3,911	8,567

Income tax expense (benefit)	(594)	1,995	215	3,382
Net income	$1,215	$2,720	$3,696	$5,185
Weighted average number of common shares outstanding – basic	6,652	5,381	6,600	5,323
Weighted average number of common shares outstanding - diluted	6,880	5,677	6,832	5,571
Basic earnings per share: Net income	$0.18	$0.51	$0.56	$0.97
Diluted earnings per share: Net income	$0.18	$0.48	$0.54	$0.93

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2007	January 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,665	$565
Restricted cash	727	540
Trade accounts receivable, less allowance for doubtful accounts of $462 at October 31, 2007 and $352 at January 31, 2007	45,063	35,056
Inventories, net	42,505	35,155
Costs and estimated earnings in excess of billings on uncompleted contracts	6,188	4,974
Deferred income taxes	2,674	2,382
Prepaid expenses and other current assets	2,125	1,326
Accounts receivable – related company	305	583
Income taxes receivable	255	93
Total current assets	102,505	80,674

Property, plant and equipment, net	35,228	33,441

Other Assets:
Goodwill	2,783	2,613
Cash surrender value of officers’ life insurance policies	2,159	1,491
Long term deferred tax asset	1,860	913
Patents, net of accumulated amortization	376	392
Other assets	395	1,916
Total other assets	7,573	7,325
Total Assets	$145,308	$121,440

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$23,160	$20,919
Commissions payable	7,768	6,908
Customer deposits	6,313	5,454
Current maturities of long-term debt	5,111	9,191
Other accrued liabilities	3,644	3,119
Billings in excess of costs and estimated earnings on uncompleted contracts	3,241	1,270
Accrued compensation and payroll taxes	2,673	2,480
Accounts payable – related company	88	599
Total current liabilities	51,998	49,940

Long-Term Liabilities:
Long-term debt, less current maturities	26,356	29,844
Other	4,129	2,840
Total long-term liabilities	30,485	32,684

Stockholders’ Equity:
Common stock, $.01 par value, authorized – 50,000 shares in October 2007 and January 2007; 6,653 issued and outstanding in October 2007 and 5,530 issued and outstanding in January 2007	67	55
Additional paid-in capital	45,282	25,327
Retained earnings	16,228	13,037
Accumulated other comprehensive income	1,248	397
Total stockholders’ equity	62,825	38,816
Total Liabilities and Stockholders’ Equity	$145,308	$121,440

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,696	$5,185
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,351	2,909
Change in cash surrender value of officers’ life insurance policies	(668)	(75)
Stock-based compensation expense	331	94
Gain on sale of marketable securities	(258)	0
Deferred income taxes	(203)	177
Provision for uncollectible accounts	97	2
Loss on sale of fixed assets	11	8
Income from joint venture	0	(432)
Changes in operating assets and liabilities:
Accounts receivable	(9,530)	(14,454)
Inventories	(6,059)	(10,802)
Accounts payable	4,420	4,985
Other assets and liabilities	1,019	1,677
Customer deposits	859	(848)
Accrued compensation and payroll taxes	521	2,465
Prepaid expenses and other current assets	(346)	314
Income taxes payable	(297)	1,355
Net Cash Flows from Operating Activities	(3,056)	(7,440)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,522)	(6,565)
Distributions from joint venture	286	450
Proceeds from sales of marketable securities	258	0
Proceeds from sales of property and equipment	29	0
Net Cash Flows from Investing Activities	(3,949)	(6,115)

Cash Flows from Financing Activities:
Repayment of debt	(66,234)	(116,438)
Borrowings under revolving, term and mortgage loans	58,289	125,998
Issuance of stock	18,332	0
Increase (decrease) in cash overdrafts	(2,583)	2,393
Tax benefit of stock options exercised	814	349
Stock options exercised	489	445
Payments on capitalized lease obligations	(144)	(7)
Net Cash Flows from Financing Activities	8,963	12,740

Effect of Exchange Rate Changes on Cash and Cash Equivalents	142	(50)
Net Increase (Decrease) in Cash and Cash Equivalents	2,100	(865)
Cash and Cash Equivalents – Beginning of Period	565	1,114
Cash and Cash Equivalents – End of Period	$2,665	$249

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,778	$1,857
Income taxes paid	424	612

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2007

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

2.	At October 31, 2007, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Effective February 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 152,700 options stock-based compensation to employees, officers or directors during the nine-month period ended October 31, 2007. The stock-based compensation expense for the three and nine months ended October 31, 2007 and 2006 was as follows:

(In thousands)	2007	2006
Three-month period	$162	$59
Nine-month period	331	94

The fair values of the option awards granted prior to, but not vested as of, July 2007 and 2006 respectively, were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Nine Months Ended October 31, 2007	Nine Months Ended October 31, 2006
Expected volatility	46.81% - 52.23%	46.81% - 52.23%
Risk-free interest rate	2.93% - 5.16%	2.93% - 5.16%
Dividend yield	0%	0%
Expected life in years	5 - 7	7

3.	Inventories consisted of the following:
	(In thousands)	October 31, 2007	January 31, 2007
	Raw materials	$31,597	$27,982
	Work in progress	6,847	3,644
	Finished goods	5,337	4,803
	Sub total	43,781	36,429
	Less: Inventory allowance	1,276	1,274
	Inventory, net	$42,505	$35,155

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2007 and 2006 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2007 and 2006, no impairment adjustment to goodwill was required. Goodwill was $2,783,000 and $2,613,000 at October 31, 2007 and January 31, 2007, respectively. As of October 31, 2007 and January 31, 2007, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of October 31, 2007 and January 31, 2007, $1,683,000 and $1,513,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents, net of accumulated amortization, were $376,000 and $392,000 at October 31, 2007 and January 31, 2007, respectively. Accumulated amortization was $2,072,000 and $2,055,000 at October 31, 2007 and January 31, 2007, respectively. Future amortization over the next five years ending January 31, will be 2008 - $30,000, 2009 - $27,000, 2010 - $23,000, 2011 - $21,000, 2012 - $18,000.

6.

Pension Plan for Hourly Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at October 31, 2007 and January 31, 2007 were $4,126,623 and $3,869,122, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$28	$25	$85	$73
Interest cost	56	50	167	148
Expected return on plan assets	(76)	(73)	(229)	(207)
Amortization of prior service cost	27	20	81	62
Recognized actuarial loss	0	5	0	17
Net periodic benefit cost	$35	$27	$104	$93

 Employer contribution remaining for fiscal year ending January 31, 2008 is expected to be $32,348. As of October 31, 2007, $64,696 contributions were made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share information)	2007	2006	2007	2006
Net income	$1,215	$2,720	$3,696	$5,185
Basic weighted average number of common shares outstanding	6,652	5,381	6,600	5,323
Dilutive effect of stock options	228	296	232	248
Weighted average number of common shares outstanding assuming full dilution	6,880	5,677	6,832	5,571
Basic earnings per share net income	$0.18	$0.51	$0.56	$0.97
Diluted earnings per share net income	$0.18	$0.48	$0.54	$0.93

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	142,900	0	142,900	0

Stock options with an exercise price below the average market price	427,942	702,435	427,942	702,435

As of December 11, 2007, a total of 120,768 stock options have been exercised since February 1, 2007.

8.	The components of comprehensive income, net of tax, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2007	2006	2007	2006
Net income	$1,215	$2,720	$3,696	$5,185
Interest rate swap	0	(153)	2	(104)
Change in foreign currency translation adjustments	574	(17)	1,033	215
Unrealized gain on marketable securities	0	0	(184)	0
Comprehensive income	$1,789	$2,550	$4,547	$5,296

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2007	January 31, 2007
Accumulated translation adjustment	$1,964	$932
Interest rate swap	0	(3)
Minimum pension liability adjustment (net of cumulative tax benefit of $338)	(716)	(716)
Unrealized gain on marketable securities (including a tax benefit of $87 at January 31, 2007)	0	184
Accumulated other comprehensive income	$1,248	$397

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

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales:
Filtration Products	$25,421	$24,970	$72,731	$62,175
Piping Systems	29,584	28,823	78,528	67,686
Industrial Process Cooling Equipment	9,665	10,251	28,462	31,804
Corporate and Other	416	138	1,263	2,991
Total net sales	$65,086	$64,182	$180,984	$164,656
Gross profit (loss):
Filtration Products	$3,033	$5,297	$10,752	$12,390
Piping Systems	5,614	6,474	16,469	15,056
Industrial Process Cooling Equipment	2,557	2,590	7,085	9,150
Corporate and Other	(4)	6	(37)	97
Total gross profit	$11,200	$14,367	$34,269	$36,693
Income (loss) from operations:
Filtration Products	$10	$2,557	$2,173	$4,227
Piping Systems	3,398	4,687	10,251	9,437
Industrial Process Cooling Equipment	69	109	(388)	1,657
Corporate and Other	(2,167)	(2,058)	(6,374)	(5,280)
Income from operations	$1,310	$5,295	$5,662	$10,041
Income (loss) before income taxes:
Filtration Products	$10	$2,557	$2,173	$4,227
Piping Systems	3,371	4,836	10,251	9,869
Industrial Process Cooling Equipment	69	109	(388)	1,657
Corporate and Other	(2,831)	(2,787)	(8,125)	(7,186)
Income before income taxes	$619	$4,715	$3,911	$8,567

10.	Related Party Transactions: The Company provides certain services to a company primarily owned by two principal stockholders who are also members of management of the Company.

Related company accounts receivable of $305,000 and $583,000 were included in the receivable balances at October 31, 2007 and January 31, 2007 respectively. Related company accounts payable of $88,000 and $599,000 were included in the payable balance at October 31, 2007 and January 31, 2007.

The Company recorded revenue of $321,000 and $2,991,000 for the nine months ended October 31, 2007 and 2006 respectively pursuant to a contract wholly subcontracted to such company.

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

Changes in the warranty liability in 2007 are summarized below:

(In thousands)	Nine Months Ended October 31, October 31, 2007	Year Ended January 31, 2007
Aggregate product warranty liability at beginning of year	$1,259	$827
Aggregate accruals related to product warranties	2,155	1,996
Aggregate reductions for payments	(1,863)	(1,535)
Aggregate changes for pre-existing warranties	(7)	(29)
Aggregate product warranty liability at end of year	$1,544	$1,259

12.

New Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidation Financial Statements an amendment of ARB No. 51”. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48’). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In the first quarter of 2007, the Company adopted FIN 48. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $504,300, all of which would impact the effective tax rate if recognized. This was recorded as a decrease to retained earnings as of February 1, 2007. During the nine- month period ending October 31, 2007, the liability for income taxes associated with uncertain tax positions increased by $115,000 for a total of $619,300 at October 31, 2007. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet at October 31, 2007. Included in the total unrecognized tax liability were estimated accrued interest of $38,300 and penalties of $31,300. The Company’s policy is to exclude interest and penalties from income tax expense.

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

13.

Debt: At January 31, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below. At October 31, 2007, the Company was not in compliance with a covenant under the Loan Agreement as defined below. A waiver has been obtained for noncompliance of debt covenant for fiscal period ending on October 31, 2007, and on December 13, 2007, the Loan Agreement was amended to modify financial covenants.

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

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2007, the prime rate was 7.50%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made as required. As of October 31, 2007, the Company had borrowed $9,825,000 and had $21,250,000 available to it under the revolving line of credit. In addition, $1,061,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement requires that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2007, the amount of restricted cash was $727,000. Cash required for operations is provided by draw-downs on the line of credit.

On October 18, 1995, the piping systems business Lebanon, Tennessee location received $3,150,000 of proceeds of Industrial Revenue Bonds, which matured and were paid in full on September 1, 2007. These bonds had been fully secured by bank letters of credit.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan matures in the fourth quarter of 2007 and will be paid in full. The Company is in process of obtaining new financing on this property.

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment. Generally, sales of the Company's domestic piping systems have had a tendency to be higher during the late spring, summer and early fall months (second and third quarters), due to favorable weather for construction over much of the North America. The Company’s other businesses do not demonstrate seasonality.

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

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

Net sales of $65,086,000 for the quarter increased 1.4% from $64,182,000 for the comparable quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $11,200,000 decreased 22.1% from $14,367,000 in the prior-year quarter, and gross margin decreased to 17.2% in the current-year quarter from 22.4 % in the prior-year quarter. (See discussion of each business segment below.)

Selling expenses increased 7.0% to $3,749,000 for the quarter from $3,503,000 in the prior-year quarter primarily due to increased staffing in the piping systems business and increased commission expense related to higher sales and increased advertising costs in the filtration product business. (See discussion of each business segment below.)

General and administrative expenses increased 10.3% to $6,141,000 for the quarter from $5,569,000 in the prior-year quarter. The increase was mainly due to General Corporate expense increases including incremental expenses of $308,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, inclusion of $199,000 of the general and administrative expense of the newly created subsidiary, and stock-based compensation expense of $162,000 resulting from the implementation of SFAS123R. These expenses were offset by decreased management incentive expense and lower deferred compensation expense. (See discussion of each business segment below.)

Net income decreased to $1,215,000 in the current quarter from $2,720,000 in the prior-year quarter primarily from increases in the General Corporate expenses and reasons summarized above and discussed in more detail below. (See discussion on Taxes below.)

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Net sales of $180,984,000 for the nine months increased 9.9% from $164,656,000 for the comparable period in the prior year. (See discussion of each business segment below.)

Gross profit of $34,269,000 for the nine months decreased 6.6% from $36,693,000 for the comparable period in the prior year, and gross margin decreased to 18.9% in the current year from 22.3% in the prior year. (See discussion of each business segment below.)

Selling expenses increased 4.4% to $10,804,000 for the nine months from $10,351,000 for the comparable period in the prior year due primarily to increased staffing primarily in the United Arab Emirates location (“U.A.E.”). (See discussion of each business segment below.)

General and administrative expenses increased 9.2% to $17,803,000 for the nine months from $16,301,000 for the comparable period in the prior year. The increase was mainly due to General Corporate expense increases, including the inclusion of $505,000 of general and administrative expense from the newly created subsidiary, incremental expenses of $446,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, additional personnel, and stock-based compensation expense of $331,000 resulting from the implementation of SFAS123R. These expenses were offset by decreased management incentive expense and lower deferred compensation expense. (See discussion of each business segment below.)

Net income decreased to $3,696,000 for the nine months from $5,185,000 for the comparable period in the prior year. The decrease in net income was primarily due to increases in General Corporate expenses offset by a decrease in tax expense. (See discussion of Taxes below.)

Filtration Products Business

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

Net sales for the quarter increased 1.8% to $25,421,000 from $24,970,000 for the comparable quarter in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross margin decreased to 11.9% in the current quarter from 21.2% in the prior-year quarter primarily due to the highly competitive marketplace, increasing cost of raw materials, customer mix and additional post-sale customer support costs, including replacement and rework of a sizeable customer order produced in the South Africa subsidiary factory.

Selling expenses increased to $1,812,000 or 7.1% of net sales in the current quarter from $1,696,000 or 6.8% of net sales for the comparable quarter last year. The increase was primarily due to increased commission expense related to higher sales and increased advertising costs.

General and administrative expenses increased to $1,211,000 or 4.7% of net sales in the current quarter from $1,045,000 or 4.2% of net sales in the prior-year quarter. The increase was primarily the result of increased staffing at the South African and Denmark facilities.

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Net sales for the nine months increased 17.0% to $72,731,000 from $62,175,000 for the comparable period in the prior year. This increase was primarily the result of increased sales in all product lines.

Gross margin decreased for the nine months to 14.8% in the current year from 19.9% in the prior year, primarily due to the highly competitive marketplace, increasing cost of raw materials, customer mix and additional post-sale customer support costs, including replacement and rework of a sizeable customer order produced in the South Africa subsidiary factory.

Selling expense for the nine months increased to $5,075,000 from $4,973,000 for the comparable period in the prior year. Selling expense decreased as a percentage of net sales to 7.0% from 8.0% for the comparable period in the prior year. The dollar increase was primarily the result of increased staffing at the South African facility and increased advertising costs.

General and administrative expenses increased to $3,505,000 or 4.8% of net sales in the current year from $3,190,000 or 5.1% of net sales in the prior year. The increase was primarily the result of increased staffing at the South African and Denmark facilities and increased travel costs.

Piping Systems Business

Generally, sales of the Company's domestic piping systems have had a tendency to be higher during the late spring, summer and early fall months (second and third quarters), due to favorable weather for construction over much of the North America.

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

Net sales increased 2.6% to $29,584,000 in the current quarter from $28,823,000 in the prior-year quarter. This increase was primarily due to $8,534,000 in sales from the U.A.E. compared to $501,000 in sales from the U.A.E. in the prior year offset by decreased sales to oil and gas customers.

Gross margin decreased to 19.0% in the current quarter from 22.5% in the prior-year quarter primarily due to lower sales to oil and gas customers, which tend to have a higher margin over other customers.  In the New Iberia plant, half the 2007 third quarter was devoted to an attempt to develop a new product for a major product application. While progress was made the effort is not yet successful.  In the middle of October 2007 the plant resumed work on customer orders.

Selling expenses increased to $590,000 or 2.0% of net sales in the current quarter from $352,000 or 1.2% of net sales for the prior-year quarter. This was mainly due to increased staffing primarily in the U.A.E. and the addition of an international sales manager based in the U.S.

General and administrative expenses increased to $1,627,000 or 5.5% of net sales in the current quarter from $1,436,000 or 5.0% of net sales for the comparable prior-year quarter. The increase in general and administrative expenses was primarily due to increased staffing in the U.S. and increased expenses in the U.A.E. to support the location’s growth.

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Net sales of $78,528,000 for the nine months increased 16.0% from $67,686,000 for the comparable period in the prior year. This increase was primarily due to $16,601,000 in sales from the U.A.E. compared to $932,000 in sales from the U.A.E. in the prior year offset by decreased sales to oil and gas customers.

Gross margin decreased for the nine months to 21.0% in the current year from 22.2% in the prior year, primarily due to lower sales to oil and gas customers, which tend to have a higher margin over other customers.  In the New Iberia plant, half the 2007 third quarter was devoted to an attempt to develop a new product for a major product application. While progress was made the effort is not yet successful.  In the middle of October 2007 the plant resumed work on customer orders.

Selling expense increased to $1,533,000 or 2.0% of net sales in the current-year period from $1,073,000 or 1.6% of net sales in the prior-year period. This was mainly due to increased staffing primarily in the U.A.E., and the addition of an international sales manager based in the U.S.

General and administrative expense increased to $4,685,000 or 6.0% net sales in the current-year period, compared with $4,546,000 or 6.7% net sales in the prior-year period. The increase in general and administrative expenses was primarily due to increased staffing in the U.A.E. to support the location’s growth and increased staffing in the U.S.

Industrial Process Cooling Equipment Business

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

Net sales of $9,665,000 for the quarter decreased 5.7% from $10,251,000 for the comparable quarter in the prior year. The decrease was primarily due to lower demand for its products in the three major market sectors.

Gross margin increased to 26.5% in the current quarter from 25.3% in the prior-year quarter, primarily due to an increased mix of standard product.  Increased expenses were incurred in the current year period relating to unanticipated development and field modification costs for certain refrigeration equipment previously sold to its customers.  This work continues into the fourth quarter 2007.

Selling expenses decreased to $1,347,000 or 13.9% of net sales in the current quarter from $1,455,000 or 14.2% of net sales in the prior-year quarter. The decrease was due to reduced commission expense due to lower sales.

General and administrative expenses increased in the current quarter to $1,141,000 or 11.8% of net sales from $1,025,000 or 10.0% of net sales in the prior-year quarter. This increase was primarily due to increased professional costs including employment-related hiring expenses and engineering consulting fees.

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Net sales of $28,462,000 for the nine months decreased 10.5% from $31,804,000 for the comparable period in the prior year. The decrease was primarily due to lower demand for its products in the three major market sectors.

Gross margin decreased to 24.9% in the current year from 28.8% in the prior year, primarily due to an increasing original equipment manufacturer customer sales mix.  Increased expenses were incurred in the current year period relating to unanticipated development and field modification costs for certain refrigeration equipment previously sold to its customers.  This work continues into the fourth quarter 2007.

Selling expense decreased to $4,197,000 or 14.7% of net sales in the current-year period from $4,305,000 or 13.5% of net sales in the prior year quarter. The decrease was due to reduced commission expense from lower sales offset by increased staffing.

General and administrative expense increased to $3,276,000 or 11.5% of net sales in the current-year period from $3,188,000 or 10.0% of net sales in the prior year. This increase was primarily due to increased professional costs including employment-related hiring expenses and engineering consulting fees.

General Corporate and Other

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments. During the fourth quarter 2006, the Company created a new subsidiary that was not material to the financial statements.  The subsidiary engages in the installation of heating, ventilation and air conditioning (HVAC) systems.

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

The third quarter 2007 included sales of $416,000 not related to the Company’s three reportable business segments. During the third quarter 2006, the Company recognized $138,000 in revenue pursuant to a contract wholly-subcontracted to a related company, Midwesco, Inc., for installation of a heating, ventilation and air conditioning (HVAC) system.

General and administrative expenses increased to $2,162,000 or 3.3% of consolidated net sales in the current quarter from $2,065,000 or 3.2% in the prior-year quarter. The increase was mainly due to incremental expenses of $308,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, the inclusion of $199,000 of the general and administrative expense of the newly created subsidiary, and stock compensation expense $162,000 resulting from the implementation of SFAS123R.  These expenses were offset by decreased management incentive expense and deferred compensation expense.

Interest expense decreased to $664,000 for the current quarter from $729,000 in the prior-year quarter. The decrease was primarily due to reduced borrowings.

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Year-to-date included sales of $1,263,000 not related to the Company’s three reportable business segments.

General and administrative expense increased to $6,337,000 or 3.5% of consolidated net sales in the current-year nine-month period from $5,377,000 or 3.3% in the prior-year period. The increase was mainly due to increases including the inclusion of $505,000 of the general and administrative expense of the newly created subsidiary, incremental expenses of $446,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, additional personnel, and stock compensation expense of $331,000 resulting from the implementation of SFAS123R.  These expenses were offset by decreased management incentive expense and deferred compensation expense.

Interest expense decreased to $1,751,000 for the current-year period from $1,906,000 for the comparable period in the prior year. The decrease was primarily due to reduced borrowings.

Taxes

Taxes on earnings reflected the estimated annual effective rate, which included earnings from the U.S. and taxable foreign locations; however, it did not include the earnings from the U.A.E., which is an income tax-free country.

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Income before income taxes	$619	$4,715	$3,911	$8,567

Income tax expense (benefit)	(594)	1,995	215	3,382

Effective tax rates	-96%	42.3%	5.5%	39.5%

The large decrease in the estimated effective tax rate was due to the favorable income tax effect of the estimated tax-free earnings from the United Arab Emirates which were higher than previously projected further impacted by a decrease in estimate taxable earnings. In addition, the anticipated utilization of the research and development tax credits, which did not have as large an impact in the prior year due to continued operating loss carry-forwards that have now been fully utilized also reduced the estimated effective tax rate. Income taxes for the quarter were negative, to adjust the year-to-date amount to the estimated annual effective 5.5% year-to-date rate. The effective tax rate in fiscal 2007 included the impact of the FIN 48 adjustment (Note 12).

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal effective rate of 5.5% and 39.5% at October 31, 2007 and 2006 respectively, was as follows:

(In thousands)	Nine Months Ended October 31,
	2007		2006
Tax expense at federal statutory rate	$1,330	34.0%	$2,913	34.0%
Foreign rate tax expense (benefit) differential	(766)	-19.6%	497	5.8%
Research tax credit	(417)	-10.7%	(173)	-2.0%
State tax expense (benefit), net of federal benefit	60	1.5%	355	4.1%
Other – net	8	0.3%	(210)	-2.4%
Totals	215	5.5%	3,382	39.5%

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

Cash and cash equivalents as of October 31, 2007 were $2,665,000 as compared to $565,000 at January 31, 2007. The Company used $3,056,000 from operations during the first nine months of 2007. Operating cash flows increased by $4,384,000 from the corresponding period in the prior year. During the first nine months of 2007, net payments of $8,089,000 were made to the Company’s credit facility.

Compared to January 31, 2007, trade receivables increased by $9,530,000 primarily due to the piping systems business, of which $5,912,000 was in the U.A.E. Inventories increased by $6,059,000 for the nine months of 2007 primarily due to increased raw material requirements for future production. Total inventory increased in the U.A.E. by $5,183,000. Customer deposits increased $859,000 from January 31, 2007 of which $670,000 related to the filtration products business and the product is expected to ship in the fourth quarter of 2007.

Net cash used for investing activities for the nine months ended October 31, 2007 was $3,949,000. Capital expenditures for the same nine months were $4,522,000, a decrease of $2,043,000 compared to the corresponding period in the prior year. Current year expenditures were mainly for machinery and equipment.

Debt totaled $31,467,000, a decrease of $7,568,000 since the beginning of the 2007 fiscal year. Net cash inflows from financing activities were $8,963,000. Stock option activity resulted in $1,303,000 of total cash inflow, which included $814,000 tax benefit of stock options exercised in addition to stock option proceeds of $489,000.

The Company’s working capital was approximately $50,510,000 at October 31, 2007 compared to approximately $30,734,000 at January 31, 2007. The change was primarily due to the increase in accounts receivable, increase in inventory and payment of current debt.

The Company’s current ratio was 2.0 to 1 for October 31, 2007 and 1.6 to 1 for January 31, 2007, respectively. Debt to total capitalization at October 31, 2007 decreased to 33.3% from 50.1% in January 31, 2007.

At January 31, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below. At October 31, 2007, the Company was not in compliance with a covenant under the Loan Agreement as defined below. A waiver has been obtained for noncompliance of debt covenant for fiscal period ending on October 31, 2007, and on December 13, 2007, the Loan Agreement was amended to modify financial covenants.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2007, the prime rate was 7.50%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made as required. As of October 31, 2007, the Company had borrowed $9,825,000 and had $21,250,000 available to it under the revolving line of credit. In addition, $1,061,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement requires that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2007, the amount of restricted cash was $727,000. Cash required for operations is provided by draw-downs on the line of credit.

On October 18, 1995, the piping systems business Lebanon, Tennessee location received $3,150,000 of proceeds of Industrial Revenue Bonds, which matured and were paid in full on September 1, 2007. These bonds had been fully secured by bank letters of credit.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan matures in the fourth quarter of 2007 and will be paid in full. The Company is in process of obtaining new financing on this property.

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

Effective February 1, 2007, the Company adopted the provisions of the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, (“FIN 48’). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

At January 31, 2007, one interest rate swap agreement was in effect with a notional value of $15,000,000 maturing in 2011. On February 5, 2007, the Company terminated such interest rate swap and recognized a loss of $72,500. No such agreement was in effect at October 31, 2007.

A hypothetical ten percent change in market interest rates over the next year would increase interest on the Company's floating rate debt instruments by approximately $88,000.

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

As of October 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

MFRI, INC.

Date:	December 17, 2007	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 17, 2007	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)