Form 10-Q/A
period 2007-10-31
MFRI INC
filed 2008-04-18
CIK 914122

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes ☐ No ☒
On December 12, 2007, there were 6,653,695 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

This amendment is being filed to restate the MFRI, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Balance Sheets (Unaudited) Condensed Consolidated Statements of Cash Flows (Unaudited), and Notes to Condensed Consolidated Financial Statements (Unaudited) to correct an error in accounting for income taxes as described in footnote 14 to the Financial Statement herein. The Company (as defined below) is also revising the discussion under Item 4, Controls and Procedures in light of the restatement.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2007. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year ending January 31, 2008. One of the reasons for this is that, generally, sales of the Company's piping systems have had a tendency to be higher during the summer months, due to weather related construction projects over much of the northern hemisphere.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007 (As restated)	2006	2007 (As restated)	2006
Net sales	$65,086	$64,182	$180,984	$164,656
Cost of sales	53,886	49,815	146,715	127,963
Gross profit	11,200	14,367	34,269	36,693

Operating expenses:
Selling expenses	3,749	3,503	10,804	10,351
General and administrative expenses	6,141	5,569	17,803	16,301
Total operating expenses	9,890	9,072	28,607	26,652

Income from operations	1,310	5,295	5,662	10,041

Income (loss) from joint venture	(27)	149	0	432
Interest expense - net	664	729	1,751	1,906
Income before income taxes	619	4,715	3,911	8,567

Income tax expense (benefit)	(364)	1,995	447	3,382
Net income	$983	$2,720	$3,464	$5,185
Weighted average number of common shares outstanding - basic	6,652	5,381	6,600	5,323
Weighted average number of common shares outstanding - diluted	6,880	5,677	6,832	5,571
Basic earnings per share: Net income	$0.15	$0.51	$0.53	$0.97
Diluted earnings per share: Net income	$0.15	$0.48	$0.51	$0.93

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2007 (As restated)	January 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,665	$565
Restricted cash	727	540
Trade accounts receivable, less allowance for doubtful accounts of $462 at October 31, 2007 and $352 at January 31, 2007	45,063	35,056
Inventories, net	42,505	35,155
Costs and estimated earnings in excess of billings on uncompleted contracts	6,188	4,974
Deferred income taxes	2,674	2,382
Prepaid expenses and other current assets	2,125	1,326
Accounts receivable - related company	305	583
Income taxes receivable	23	93
Total current assets	102,275	80,674

Property, plant and equipment, net	35,228	33,441

Other Assets:
Goodwill	2,783	2,613
Cash surrender value of officers' life insurance policies	2,159	1,491
Long term deferred tax asset	1,860	913
Patents, net of accumulated amortization	376	392
Other assets	395	1,916
Total other assets	7,573	7,325
Total Assets	$145,076	$121,440

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$23,160	$20,919
Commissions payable	7,768	6,908
Customer deposits	6,313	5,454
Current maturities of long-term debt	5,111	9,191
Other accrued liabilities	3,644	3,119
Billings in excess of costs and estimated earnings on uncompleted contracts	3,241	1,270
Accrued compensation and payroll taxes	2,673	2,480
Accounts payable - related company	88	599
Total current liabilities	51,998	49,940

Long-Term Liabilities:
Long-term debt, less current maturities	26,356	29,844
Other	4,129	2,840
Total long-term liabilities	30,485	32,684

Stockholders' Equity:
Common stock, $.01 par value, authorized - 50,000 shares in October 2007 and January 2007; 6,653 issued and outstanding in October 2007 and 5,530 issued and outstanding in January 2007	67	55
Additional paid-in capital	45,282	25,327
Retained earnings	15,996	13,037
Accumulated other comprehensive income	1,248	397
Total stockholders' equity	62,593	38,816
Total Liabilities and Stockholders' Equity	$145,076	$121,440

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2007 (As restated)	2006
Cash Flows from Operating Activities:
Net income	$3,464	$5,185
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,351	2,909
Change in cash surrender value of officers' life insurance policies	(668)	(75)
Stock-based compensation expense	331	94
Gain on sale of marketable securities	(258)	0
Deferred income taxes	(203)	177
Provision for uncollectible accounts	97	2
Loss on sale of fixed assets	11	8
Income from joint venture	0	(432)
Changes in operating assets and liabilities:
Accounts receivable	(9,530)	(14,454)
Inventories	(6,059)	(10,802)
Accounts payable	4,420	4,985
Other assets and liabilities	1,019	1,677
Customer deposits	859	(848)
Accrued compensation and payroll taxes	521	2,465
Prepaid expenses and other current assets	(346)	314
Income taxes payable	(65)	1,355
Net Cash Flows from Operating Activities	(3,056)	(7,440)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,522)	(6,565)
Distributions from joint venture	286	450
Proceeds from sales of marketable securities	258	0
Proceeds from sales of property and equipment	29	0
Net Cash Flows from Investing Activities	(3,949)	(6,115)

Cash Flows from Financing Activities:
Repayment of debt	(66,234)	(116,438)
Borrowings under revolving, term and mortgage loans	58,289	125,998
Issuance of stock	18,332	0
Increase (decrease) in cash overdrafts	(2,583)	2,393
Tax benefit of stock options exercised	814	349
Stock options exercised	489	445
Payments on capitalized lease obligations	(144)	(7)
Net Cash Flows from Financing Activities	8,963	12,740

Effect of Exchange Rate Changes on Cash and Cash Equivalents	142	(50)
Net Increase (Decrease) in Cash and Cash Equivalents	2,100	(865)
Cash and Cash Equivalents - Beginning of Period	565	1,114
Cash and Cash Equivalents - End of Period	$2,665	$249
Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,778	$1,857
Income taxes paid	424	612

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

Effective February 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 152,700 options stock-based compensation to employees, officers or directors during the nine-month period ended October 31, 2007. The stock-based compensation expense for the three and nine months ended October 31, 2007 and 2006 was as follows:

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

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2007 and 2006 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company's evaluations for 2007 and 2006, no impairment adjustment to goodwill was required. Goodwill was $2,783,000 and $2,613,000 at October 31, 2007 and January 31, 2007, respectively. As of October 31, 2007 and January 31, 2007, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of October 31, 2007 and January 31, 2007, $1,683,000 and $1,513,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation.

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

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share information)	2007 (As restated)	2006	2007(As restated)	2006
Net income	$983	$2,720	$3,464	$5,185
Basic weighted average number of common shares outstanding	6,652	5,381	6,600	5,323
Dilutive effect of stock options	228	296	232	248
Weighted average number of common shares outstanding assuming full dilution	6,880	5,677	6,832	5,571
Basic earnings per share net income	$0.15	$0.51	$0.53	$0.97
Diluted earnings per share net income	$0.15	$0.48	$0.51	$0.93

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	142,900	0	142,900	0

Stock options with an exercise price below the average market price	427,942	702,435	427,942	702,435

As of December 11, 2007, a total of 120,768 stock options have been exercised since February 1, 2007.

8.	The components of comprehensive income, net of tax, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2007 (As restated)	2006	2007 (As restated)	2006
Net income	$983	$2,720	$3,464	$5,185
Interest rate swap	0	(153)	2	(104)
Change in foreign currency translation adjustments	574	(17)	1,033	215
Unrealized gain on marketable securities	0	0	(184)	0
Comprehensive income	$1,557	$2,550	$4,315	$5,296

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2007	January 31, 2007
Accumulated translation adjustment	$1,964	$932
Interest rate swap	0	(3)
Minimum pension liability adjustment (net of cumulative tax benefit of $338)	(716)	(716)
Unrealized gain on marketable securities (including a tax benefit of $87 at January 31, 2007)	0	184
Accumulated other comprehensive income	$1,248	$397

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

11.

Contingencies: The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company's financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company's estimate of its liability for these matters.

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

12.

New Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidation Financial Statements an amendment of ARB No. 51". The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interest of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for the fiscal years beginning on or after December 15, 2008. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48-1"). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In the first quarter of 2007, the Company adopted FIN 48. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $573,700, all of which would impact the effective tax rate if recognized. A decrease of $504,300 was recorded as a decrease to retained earnings as of February 1, 2007. During the nine- month period ending October 31, 2007, the liability for income taxes associated with uncertain tax positions increased by $115,000 for a total of $619,300 at October 31, 2007. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet at October 31, 2007. Included in the total unrecognized tax liability were estimated accrued interest of $38,300 and penalties of $31,300. The Company's policy is to include interest and penalties from income tax expense.

In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective February 1, 2008. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

In September 2006, FASB issued Financial Accounting Standard No.157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective February 1, 2008. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

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

In February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company's existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,322,000 from such sale were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

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

14.

The Company has restated the Third Quarter 2007 Financial Statements to correct an error in income taxes, which was discovered when analyzing the annual tax provision as of January 31, 2008. The error did not affect the Registrant's sales, operating expenses, or cash flow; however, the error affected a number of line items on the Company's income statement and balance sheet including net income, income tax receivable and total assets, as set forth below. The tables below reflect the quarterly and year to date effect of the error in accounting for income taxes on the financial statements as originally reported.

Amounts in thousands except per share data Three Months Ended October 31, 2007:	As Previously Reported	Restatement amount	As Restated
Income Statement:
Income tax (benefit) expense	$(596)	$232	$(364)
Net Income (loss)	$1,215	$(232)	$983
Basic Earnings per share Net Income	$0.18	$(0.03)	$0.15
Diluted Earnings per share Net Income	$0.18	$(0.03)	$0.15

Nine Months Ended October 31, 2007
Income Statement:
Income tax expense	$215	$232	$447
Net Income (loss)	$3,696	$(232)	$3,464
Basic Earnings per share Net Income	$0.56	$(0.03)	$0.53
Diluted Earnings per share Net Income	$0.54	$(0.03)	$0.51

Balance Sheet as of October 31, 2007:	As Previously Reported	Restatement amount	As Restated
Income taxes receivables	$255	$(232)	$23
Total current assets	$102,507	$(232)	$102,275
Total Assets	$145,308	$(232)	$145,076
Total current liabilities	$51,998	$0	$51,998
Total long-term liabilities	$30,485	$0	$30,485
Retained earnings	$62,825	$(232)	$62,593
Total Liabilities and Stockholders' Equity	$145,308	$(232)	$145,076

Statements of Cash flow for the Nine Months Ended October 31:
Net Income	$3,696	$(232)	$3,464
Change in income taxes payable	$(297)	$232	$(65)
Net Cash Flows from Operating Activities	$(3,056)	$0	$(3,056)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Consolidated

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: filtration products, piping systems and industrial process cooling equipment. Generally, sales of the Company's domestic piping systems have had a tendency to be higher during the late spring, summer and early fall months (second and third quarters), due to favorable weather for construction over much of the North America. The Company's other businesses do not demonstrate seasonality.

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

The Company has restated the Third Quarter 2007 Financial Statements to correct an error in income taxes, which error was discovered when analyzing the annual tax provision as of January 31, 2008. The error did not affect the Registrant's sales, operating expenses, or cash flow. See Note 14 to the financial statements, which include a table that reflects the quarterly effect of the error in accounting for income taxes on the financial statements as originally reported.

Net income decreased to $983,000 in the current quarter from $2,720,000 in the prior-year quarter primarily from increases in the General Corporate expenses and reasons summarized above and discussed in more detail below. (See discussion on Taxes below.)

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

Selling expenses increased 4.4% to $10,804,000 for the nine months from $10,351,000 for the comparable period in the prior year due primarily to increased staffing primarily in the United Arab Emirates location ("U.A.E."). (See discussion of each business segment below.)

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

The Company has restated the Third Quarter 2007 Financial Statements to correct an error in income taxes, which error was discovered when analyzing the annual tax provision as of January 31, 2008. The error did not affect the Registrant's sales, operating expenses, or cash flow. See Note 14 to the financial statements, which include a table that reflects the year to date effect of the error in accounting for income taxes on the financial statements as originally reported.

Net income decreased to $3,464,000 for the nine months from $5,185,000 for the comparable period in the prior year. The decrease in net income was primarily due to increases in General Corporate expenses offset by a decrease in tax expense. (See discussion of Taxes below.)

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

Gross margin decreased to 19.0% in the current quarter from 22.5% in the prior-year quarter primarily due to lower sales to oil and gas customers, which tend to have a higher margin over other customers. In the New Iberia plant, half the 2007 third quarter was devoted to an attempt to develop a new product for a major product application. While progress was made, the effort is not yet successful. In the middle of October 2007, the plant resumed work on customer orders.

Selling expenses increased to $590,000 or 2.0% of net sales in the current quarter from $352,000 or 1.2% of net sales for the prior-year quarter. This was mainly due to increased staffing primarily in the U.A.E. and the addition of an international sales manager based in the U.S.

General and administrative expenses increased to $1,627,000 or 5.5% of net sales in the current quarter from $1,436,000 or 5.0% of net sales for the comparable prior-year quarter. The increase in general and administrative expenses was primarily due to increased staffing in the U.S. and increased expenses in the U.A.E. to support the location's growth.

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Net sales of $78,528,000 for the nine months increased 16.0% from $67,686,000 for the comparable period in the prior year. This increase was primarily due to $16,601,000 in sales from the U.A.E. compared to $932,000 in sales from the U.A.E. in the prior year offset by decreased sales to oil and gas customers. In the New Iberia plant, half the 2007 third quarter was devoted to an attempt to develop a new product for a major product application. While progress was made, the effort is not yet successful. In the middle of October 2007, the plant resumed work on customer orders.

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

General and administrative expense increased to $4,685,000 or 6.0% net sales in the current-year period, compared with $4,546,000 or 6.7% net sales in the prior-year period. The increase in general and administrative expenses was primarily due to increased staffing in the U.A.E. to support the location's growth and increased staffing in the U.S.

Industrial Process Cooling Equipment Business

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

Net sales of $9,665,000 for the quarter decreased 5.7% from $10,251,000 for the comparable quarter in the prior year. The decrease was primarily due to lower demand for its products in the three major market sectors.

Gross margin increased to 26.5% in the current quarter from 25.3% in the prior-year quarter, primarily due to an increased mix of standard product, which generally have a higher gross margin than custom products. Increased expenses were incurred in the current year period relating to unanticipated development and field modification costs for certain refrigeration equipment previously sold to its customers. This work continues into the fourth quarter 2007.

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

Three months ended October 31, 2007 vs. Three months ended October 31, 2006

The third quarter 2007 included sales of $416,000 not related to the Company's three reportable business segments. During the third quarter 2006, the Company recognized $138,000 in revenue pursuant to a contract wholly-subcontracted to a related company, Midwesco, Inc., for installation of a heating, ventilation and air conditioning (HVAC) system.

General and administrative expenses increased to $2,162,000 or 3.3% of consolidated net sales in the current quarter from $2,065,000 or 3.2% in the prior-year quarter. The increase was mainly due to incremental expenses of $308,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees) that were not incurred in 2006, the inclusion of $199,000 of the general and administrative expense of the newly created subsidiary, and stock compensation expense of $162,000 resulting from the implementation of SFAS123R. These expenses were offset by decreased management incentive expense and deferred compensation expense.

Interest expense decreased to $664,000 for the current quarter from $729,000 in the prior-year quarter. The decrease was primarily due to reduced borrowings.

Nine months ended October 31, 2007 vs. Nine months ended October 31, 2006

Year-to-date included sales of $1,263,000 not related to the Company's three reportable business segments.

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

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Income before income taxes	$619	$4,715	$3,911	$8,567

Income tax expense (benefit)	(364)	1,995	447	3,382

Effective tax rates	-58.8%	42.3%	11.4%	39.5%

The large decrease in the estimated effective tax rate was due to the favorable income tax effect of the estimated tax-free earnings from the United Arab Emirates, which were higher than previously projected and further impacted by a decrease in estimate taxable earnings. In addition, the anticipated utilization of the research and development tax credits, which did not have as large an impact in the prior year due to continued operating loss carry-forwards that have now been fully utilized also reduced the estimated effective tax rate. Income taxes for the quarter were negative, to adjust the year-to-date amount to the estimated annual effective 11.4% year-to-date rate. The effective tax rate in fiscal 2007 included the impact of the FIN 48 adjustment (Note 12).

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal effective rate of 11.4% and 39.5% at October 31, 2007 and 2006 respectively, was as follows:

(In thousands)	Nine Months Ended October 31,
	2007		2006
Tax expense at federal statutory rate	$1,330	34.0%	$2,913	34.0%
Foreign rate tax expense (benefit) differential	(766)	-19.6%	497	5.8%
Research tax credit	(185)	-4.8%	(173)	-2.0%
State tax expense (benefit), net of federal benefit	60	1.5%	355	4.1%
Other - net	8	0.3%	(210)	-2.4%
Totals	447	11.4%	3,382	39.5%

LIQUIDITY AND CAPITAL RESOURCES

In February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company's existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,322,000 from this sale were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity is available to finance future general business needs.

Cash and cash equivalents as of October 31, 2007 were $2,665,000 as compared to $565,000 at January 31, 2007. The Company used $3,056,000 from operations during the first nine months of 2007. Operating cash flows increased by $4,384,000 from the corresponding period in the prior year. During the first nine months of 2007, net payments of $8,089,000 were made to the Company's credit facility.

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

The Company's working capital was approximately $50,510,000 at October 31, 2007 compared to approximately $30,734,000 at January 31, 2007. The change was primarily due to the increase in accounts receivable, increase in inventory and payment of current debt.

The Company's current ratio was 2.0 to 1 for October 31, 2007 and 1.6 to 1 for January 31, 2007, respectively. Debt to total capitalization at October 31, 2007 decreased to 33.3% from 50.1% in January 31, 2007.

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

Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller's price to the buyer is fixed or determinable, and (iii) collectability is reasonably assured. All subsidiaries of the Company, except the Piping Systems business, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

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

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Refer to Note 4 Goodwill in Notes to Condensed Consolidated Financial Statements.

Stock Options: Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. In accordance with SFAS 123R, results for prior periods have not been restated.

Income Tax Provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assessed its deferred tax assets for realizability at each reporting period.

Effective February 1, 2007, the Company adopted the provisions of the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. In May 2007, the FASB issued FASB Staff Position FIN 48-1 that amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48-1"). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

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

As of October 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Management's original determination was that the disclosure controls and procedures were effective. Subsequently, an accounting error related to the preparation and review of the quarterly income tax provision was identified, and the financial statements were restated, indicating the presence of a material weakness. Upon review of the effect that the accounting error and material weakness had on the previous assessment, the Company's Chief Executive Officer and Chief Financial Officer changed their conclusion and determined that, as of October 31, 2007, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended October 31, 2007, performed additional procedures relating to accounting for income taxes to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

The Company's processes, procedures and controls related to the preparation and review of the quarterly income tax provision were not effective to ensure that amounts related to the income tax provision were accurate. This material weakness resulted in an accounting error. The error did not affect the Registrant's sales, operating expenses, or cash flow. However, the error did result in the understatement of income taxes, and overstatement of current assets, total assets, and net income for the interim fiscal period reported in this report, as described in the footnote 14 of the Financial Statements herein.

Changes in Internal Controls.

Beginning in 2005, the Company engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the "Tax Advisor") to assist the Company with calculation and review of its quarterly and annual income tax provisions and with its income tax compliance. To avoid recurrence of an error such as the one described above, the Company and Tax Advisor are assessing the appropriateness of technical resources assigned to the engagement, improving income tax accounting documentation, and adjusting the timing of quarterly and annual income tax accounting work.

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

MFRI, INC.

Date:	April 17, 2008	/s/ Bradley E. Mautner
Bradley E. Mautner
President and Chief Operating Officer

Date:	April 17, 2008	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)