Form 10-K
period 2008-01-31
MFRI INC
filed 2008-05-01
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008

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

Large accelerated filer / / Accelerated filer / x / Non-accelerated filer / / Smaller reporting company / /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was approximately $154,359,857 based on the closing sale price of $27.71 per share as reported on the NASDAQ National Market on July 31, 2007.

The number of shares of the registrant’s common stock outstanding at April 10, 2008 was 6,787,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document of the registrant are incorporated herein by reference:
Document	Part of FORM 10-K
Proxy Statement for the 2008 annual meeting of stockholders.	III

FORM 10-K CONTENTS

JANUARY 31, 2008

Item		Page

Part 1:
1.	Business	1
	Company Profile	1
	Piping Systems Business	3
	Filtration Products Business	5
	Industrial Process Cooling Equipment Business	6
	Other Business	8
	Employees	8
	International	9
	Executive Officers of the Registrant	9
1A.	Risk Factors	10
1B.	Unresolved Staff Comments	12
2.	Properties	12
3.	Legal Proceedings	13
4.	Submission of Matters to a Vote of Security Holders	13

Part II:
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
6.	Selected Financial Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A.	Quantitative and Qualitative Disclosures About Market Risk	26
8.	Financial Statements and Supplementary Data	27
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
9A.	Controls and Procedures	27
9B.	Other Information	28

Part III:
10.	Directors, Executive Officers and Corporate Governance	28
11.	Executive Compensation	29
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
13.	Certain Relationships and Related Transactions, and Director Independence	29
14.	Principal Accountant Fees and Services	29

Part IV:
15.	Exhibits and Financial Statement Schedules	29

Report of Independent Registered Public Accounting Firm		30
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial		32
Signatures		57

PART I

Forward Looking Statements

Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MFRI’s filings with the Securities and Exchange Commission. See "Risk Factors" in Item 1A.

Item 1.	BUSINESS

Company Profile

MFRI, Inc. collectively with its subsidiaries ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: piping systems, filtration products and industrial process cooling equipment.

The Piping System business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. This segment’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Piping System business’s leak detection and location systems are sold as part of many of its piping systems products and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Filtration Products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. Air filtration systems are used in many industries in the United States and abroad to limit particulate emissions to comply with environmental regulations. The Filtration Products business markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement.

The Industrial Process Cooling Equipment business engineers, designs, manufactures and sells industrial process cooling equipment, including liquid chillers, mold temperature controllers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications.

During the fourth quarter 2006, the Company created a new subsidiary which engages in the installation of heating, ventilation and air conditioning (“HVAC”) systems. The activity for the HVAC systems is included in Corporate and Other activity.

Additional information with respect to the Company's business segments is included in the following discussions of the separate business segments and in the financial statements and related notes thereto.

Operating Units

Available Information

The Company’s internet address is www.mfri.com. The Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after they are electronically file with, or furnish to, the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can also read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.

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

With respect to the leak detection and location system capabilities, the Company believes its systems are superior to systems manufactured by other companies. The Company's leak detection and location systems are being used to monitor fueling systems at airports, including those located in Denver, Colorado; Atlanta, Georgia; and Frankfurt and Hamburg, Germany. They are also used in facilities for mission-critical operations such as those operated by web hosts, application service providers, internet service providers, and in many clean rooms, including such facilities operated by IBM, Intel and Motorola. The Company believes that, in the United States, it is the only major supplier of the above-referenced types of specialty piping systems which manufactures its own leak detection and location systems.

The Company's piping systems are frequently custom-fabricated to job site dimensions and/or incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors. Generally, sales of the Company's piping systems tend to be lower during the winter months, due to weather constraints over much of North America. In the fiscal year ended January 31, 2008, no customer accounted for 10% or more of net sales of the Company's piping systems.

Marketing. The customer base for the Company's piping systems products is industrially and geographically diverse. The Company employs a national sales manager and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.

Recent Development. In January 2008, the Company received an order to perform the factory insulating and jacketing services for a 600 KM long 24 inch diameter heavy crude oil pipeline. This project will be the longest underground pre-insulated heat traced pipeline ever constructed The pre-insulation services will be performed at a new facility to be located in Mundra, India on the premises of Jindal Saw Ltd. Jindal, one of India’s largest steel pipe producers, will manufacture and fabricate the pipe for the project. The value of Jindal’s contract is in excess of $200,000,000 USD. The insulation and jacketing work, included in Jindal’s contract, has a total value of approximately $60,000,000, which includes the value of the insulation materials to be procured by Jindal as well as other services to be provided by the Piping Systems business. This project gives Perma-Pipe the opportunity to serve the oil and gas market in India, one of the fastest growing economies in the world.

Patents, Trademarks and Approvals. The Company owns several patents covering the features of its piping and electronic leak detection systems. In addition, the Company's leak detection system is listed by Underwriters Laboratories and the U.S. EPA and is approved by Factory Mutual and the Federal Communications Commission.  The Company is also approved as a supplier of underground district heating systems under the federal government guide specifications for such systems.  The Company owns numerous trademarks connected with its Piping and Leak Detection Systems business including the following:  Perma-Pipe®, Chil-Gard®, Double-Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Poly-Therm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard™, and Ultra-Therm®.  The Company also owns United Kingdom trademarks for Poly-Therm®, Perma-Pipe® and Ric-Wil®, Denmark trademark for Ric-Wil®, France trademark for Perma-Pipe®, Germany trademark for Perma-Pipe® and a Canadian trademark for Ric-Wil®.

Backlog. As of January 31, 2008, the amount of backlog (uncompleted firm orders) for piping and leak detection systems was $65,810,000, substantially all of which is expected to be completed in 2008. As of January 31, 2007, the amount of backlog was $46,385,000.

Raw Materials and Manufacturing. The basic raw materials used in the production of the Company's piping systems products are pipes and tubes made of carbon steel, alloy, copper and plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies or sources of availability of the needed raw materials. However, there are risks and uncertainties with respect to the supply of certain raw materials that could impact their availability in sufficient quantities to meet the Company’s needs.

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

The Company's manufacturing processes for its piping systems include equipment and techniques to fabricate piping systems from a wide variety of materials, using computer-controlled machinery for electric plasma metal cutting, filament winding, pipe coating, insulation foam and protective jacket application, pipe bending, pipe cutting and pipe welding. The Company employs skilled workers for carbon steel and alloy welding to various code requirements. The Company is authorized to apply the American Society of Mechanical Engineers code symbol stamps for unfired pressure vessels and pressure piping. The Company's inventory includes bulk resins, chemicals and various types of pipe, tube, insulation, pipe fittings and other components used in its products. The Company maintains a quality assurance program involving lead worker sign-off of each piece at each workstation, statistical process control, and nondestructive testing protocols.

Competition. The piping system products business is highly competitive. The Company believes its principal competition in this segment consists of Rovanco Piping Systems, Inc.; Thermacor Process, Inc.; Bredero-Price, a subsidiary of Shaw Industries, Inc.; CRP of UK; Soctherm of Italy; Soccoreal of Argentina; Logstor Rohr of Denmark; EPPI of United Arab Emirates; TraceTek; Raychem,; RLE Technologies; Tracer Technologies; Arizona Instrument Corp.; Veeder Root; and Pneumecator.

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

The Company markets numerous filter-related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets other hardware items used in the operation and maintenance of cartridge collectors and baghouses. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors. The sale of filter-related products and accessories, collector inspection, maintenance services and leak detection account for approximately 17% of the net sales of the Company's filtration products and services.

Over the past three years, the Company's Filtration Products business has served more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from the electric power industry tend to be substantial in size, but are usually at lower margins than from other industries. In the fiscal year ended January 31, 2008, no customer accounted for 10% or more of net sales of the Company's filtration products and services.

Marketing. The customer base for the Company's filtration products and services is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

The Company has an integrated sales program for its Filtration Products business, which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and computer-based customer information systems. These systems enable the Company's sales force to access customer information classified by industry, equipment type, operational data and the Company's quotation and sales history. The Company believes the computer-based information systems are instrumental in increasing sales of filter-related products and accessories and maintenance services, as well as sales of filter elements. The Company’s filtration products are marketed domestically under the names, Midwesco Filter and TDC Filter Manufacturing.

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. Export sales were approximately 8.5% of the domestic filtration business’ product sales during the year ended January 31, 2008 as compared to 11.7% in the previous year. The Denmark filtration facility markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Trademarks. The Company owns the following trademarks covering its filtration products: Seamless Tube®, Leak Seeker®, Prekote®, We Take the Dust Out of Industry®, Pleatkeeper®, Pleat Plus® and EFC®.

Backlog. As of January 31, 2008, the amount of backlog (uncompleted firm orders) for filtration products was $38,160,800. As of January 31, 2007, the amount of backlog was $36,603,000. Certain customers have placed orders that are deliverable over multiple years. Therefore, approximately $4,764,000 of the backlog as of January 31, 2008 is not expected to be completed in 2008.

Raw Materials and Manufacturing. The basic raw materials used in the manufacture of the Company's filtration products are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube® products and other woven, felted, spun bond and cellulose media. Only a limited number of suppliers are available for some of these materials. From time to time, any of these materials could be in short supply, adversely affecting the Company's business. The Company believes supplies of all materials are adequate to meet current demand. The Company's inventory includes substantial quantities of various types of media because lead times from suppliers are frequently longer than the delivery times required by customers. Nevertheless, the Company employs a program to limit inventory to levels compatible with meeting customer needs.

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

Industrial Process Cooling Equipment Business

Products and Services. The Company engineers, designs, manufactures and sells cooling and temperature control equipment for industrial applications. The Company's products include: chillers (portable and central); cooling towers; plant circulating assemblies; hot water, hot oil, and negative pressure temperature controllers; water treatment equipment; specialty cooling devices for printing presses and ink management; and replacement parts and various accessories relating to the foregoing products. The Company's products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes and providing accurate temperature control. The Company combines chillers and/or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems and their computerized controls according to customer specifications.

The principal markets for the Company’s cooling and temperature control products are thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, machine tool industries, and various other industries.

The Company believes it manufactures the most complete line of chillers available in its primary markets. While portable chillers and temperature controllers are considered to be a commodity product by many customers, the Company believes its units enable it to provide the customer with quality, features, customization and other benefits at a competitive price. The Company believes the ability to offer central chillers used for plant-wide cooling provides it with a unique, total cooling approach concept sales advantage. In the fiscal year ended January 31, 2008, no customer accounted for 10% or more of net sales of the Company's industrial process cooling equipment business.

Marketing. In general, the Company sells its products in the domestic and international thermoplastics and printing markets as well as to other industrial applications that require specialized heat transfer equipment. Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business.

There are approximately 8,000 companies processing plastic products in the United States, primarily using injection molding, extrusion, and blow molding machinery. The Company believes the total U.S. market for water cooling equipment in the plastics industry is over $100 million annually, and that the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes the plastics industry is a mature industry with growth generally consistent with that of the national economy. Due to the high plastics content in many major consumer items, such as cars and appliances, this industry experiences cyclical economic activity. The Company believes it is recognized in the domestic plastics market as a quality equipment manufacturer and it will be able to maintain current market share, with potential to increase its market share through product development. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive-territory basis. Regional managers employed by the Company supported representatives responsible for covering the United States, Canada, Mexico and Puerto Rico.

Sales of the Company's cooling products outside the United States have mainly been in Canada, Latin America and Northern Europe. Some international sales of cooling products have been obtained elsewhere as a result of multinational companies selecting the Company’s cooling products for use at international locations. Temperature control products are sold globally through a network of independent dealers/distributors in major industrial markets. The Company believes it has a significant opportunity for growth due to the high quality of its equipment and the fact that it offers complete cooling system design.

The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser industry, metallizing industry, and machine tool industries. The Company believes the size of this market is more than $200 million annually. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog. As of January 31, 2008, the amount of backlog (uncompleted firm orders) for industrial process cooling equipment was $6,315,000, substantially all of which is expected to be completed in 2008. As of January 31, 2007, the amount of backlog was $6,805,000.

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

Competition. The Company believes there are about 15 competitors selling cooling equipment in the domestic plastics market. The Company further believes three manufacturers, including the Company, account for approximately 50% of the domestic plastics cooling equipment market. The Company believes its principal competition in this segment is the AEC and Sterling subsidiaries of ACS Group and Advantage Engineering, Inc. Many international customers, with relatively small cooling needs, are able to purchase small refrigeration units (portable chillers), which are manufactured in their respective local markets at prices below that which the Company can offer due to issues such as freight cost and customs duties. However, such local manufacturers often lack the technology and products needed for plant-wide cooling systems. The Company believes its reputation for producing quality plant-wide cooling products results in a significant portion of the Company’s business in the cooling product area. Temperature control units, which are sold globally, compete with both local and European manufacturers. The quality, reliability, features and range of temperature control applications addressed by the Company’s products provide a competitive advantage.

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

Other Business

During the fourth quarter 2006, the Company created a new subsidiary that is not sufficiently large to constitute a reportable segment which engages in the installation of heating, ventilation and air conditioning (HVAC) systems. During 2007, this subsidiary’s net sales were $1,463,000 and 0.6% of consolidated net sales.

Backlog. As of January 31, 2008, the amount of backlog (uncompleted firm orders) for other business was $33,179,000. As of January 31, 2007, the amount of backlog was $8,350,000. Certain customers have placed orders that are deliverable over multiple years. Therefore, approximately $15,000,000 of the backlog as of January 31, 2008 is not expected to be completed in 2008.

Employees

As of March 31, 2008, the Company had 1,263 full-time employees, 100 of whom were engaged in sales and marketing, 282 of whom were engaged in management, engineering and administration, and 881 were engaged in production. Of the total employees, 41% worked outside the United States.

The Piping Systems business production employees in Tennessee are covered by a collective bargaining agreement which is scheduled to expire in 2010. The Filtration Products business hourly production employees in Virginia, Denmark and South Africa are covered by three collective bargaining agreements. The agreement in Virginia is scheduled to expire in 2009, the agreement in Denmark expires in 2011, and the agreement in South Africa is renegotiated every May. Most of the Industrial Process Cooling Equipment business and the Other business production employees in Illinois and Denmark are covered by three collective bargaining agreements. The hourly office workers in Denmark and the productions workers are covered by an evergreen collective agreement which remains in effect unless amended or terminated in writing. The two agreements in Illinois renew annually unless amended or terminated in writing.

International

The Company’s international operations as of January 31, 2008 include subsidiaries in three foreign countries on three continents. The Company’s international operations contributed approximately 20.6% of revenues in 2007 and 12.5% of revenues in 2006.

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

Executive Officers of the Registrant

The following table set forth information regarding the officers of the Company as of March 31, 2008:

Name	Offices and Positions, if any, held with the Company; Age	Executive Officer of the Company or its Predecessor since
David Unger	Director, Chairman of the Board, and Chief Executive Officer of the Company; Age 73	1972

Henry M. Mautner	Director and Vice Chairman of the Board of the Company; Age 81	1972

Bradley E. Mautner	Director, President and Chief Operating Officer of the Company; Age 52	1994

Michael D. Bennett	Vice President, Chief Financial Officer, Secretary and Treasurer; Age 63	1989

Fati A. Elgendy	President, Perma-Pipe; Age 59	1990

Billy E. Ervin	Vice President; Age 62	1986

Robert A. Maffei	Vice President; Age 60	1987

Gene K. Ogilvie	President, Midwesco Filter; Age 68	1969

Stephen C. Buck	President, Thermal Care; Age 59	2007

Thomas A. Benson	Vice President; Age 54	1988

Edward A. Crylen	President, Midwesco Mechanical and Energy: Age 56	2006

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

Fati A. Elgendy, President and Chief Operating Officer of Perma-Pipe since March 1995.

Billy E. Ervin, Vice President, Director of Production of Perma-Pipe since 1986.

Robert A. Maffei, Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996.

Gene K. Ogilvie, President and Chief Operating Officer of Midwesco Filter since 1989.

Stephen C. Buck, President of Thermal Care since 2007. Mr. Buck comes to Thermal Care after a 22 year career most recently as President - Safety Products Group with Federal Signal Corporation (NYSE: FSS), which manufactures and markets products to industrial and municipal customers worldwide.  Prior to his employment with Federal Signal Corporation, Mr. Buck held various positions in marketing and management for companies in computer hardware/software, oil field services and telecommunications.

Thomas A. Benson, Vice President Sales and Marketing of Thermal Care since May 1988.

Edward A. Crylen, President and Chief Operating Officer of Midwesco Mechanical and Energy since its formation in December 2006. President of the Midwesco Mechanical and Energy a division of Midwesco, Inc. (affiliate) that was primarily owned by two principal stockholders who are also members of management, since 1989.

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

Changes in Government Policies and Laws, Worldwide Economic Conditions. International sales represent an increasing portion of the Company’s total sales and continued growth and profitability may involve further international expansion. The Company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

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

Percentage-of-completion method of accounting.  The Company measures and recognizes a portion of revenue and profits under the percentage-of-completion accounting methodology. This methodology allows revenue and profits to be recognized ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Manufacturer’s warranties. The Company may be subject to warranty claims in the future relating to workmanship and materials. These types of warranty claims could result in costly product recalls, repair costs and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations.

Financing. If there were an event of default under our revolving credit facility, as amended, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately

Seasonality. Due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters).

Internal Controls. As a public company, the Company is required to comply with the reporting obligations of the Exchange Act and is required to comply with Section 404 of the Sarbanes-Oxley Act (“SOX 404”). Failure to comply with the reporting obligations of the Exchange Act or failure to maintain adequate internal controls over financial reporting as required in SOX 404 could result in a material weakness and the financial statements will be restated, as well as reduce investors’ confidence in the Company. If the Company fails to achieve and maintain the adequacy of internal controls, management may not be able to conclude on an ongoing basis that there are effective internal controls over financial reporting in accordance with SOX 404. In addition, the Company has experienced, and may experience additional, increased costs of compliance with SOX 404.

International rapid growth. Potential future rapid growth could place a significant strain on management, operations and financial systems as well as on the Company’s ability to attract and retain competent employees. Future operating results will depend in part on the Company’s ability to continue to implement and improve operating and financial controls and management information systems. Failure to effectively manage growth could materially adversely impact the business, financial conditions and results of operations.

1B.	Unresolved Staff Comments

None

Item 2.	PROPERTIES

Piping Systems Business

Louisiana	Owned Production Facilities and Leased land	18,900 square feet
Tennessee	Owned Production Facilities and Office Space	131,800 square feet on approximately 23.5 acres
United Arab Emirates	Leased Production Facilities and Office Space	80,200 square feet on 11.8 acres

Filtration Products Business

Illinois	Owned Production Facilities and Office Space	130,700 square feet on 2.8 acres
Virginia	Owned Production Facilities	97,500 square feet on 5.0 acres
	Leased Production and Office Space	67,000 square feet
Denmark	Owned Production Facilities and Office Space	69,800 square feet on 3.5 acres
South Africa	Leased Production Facilities and Office Space	24,800 square feet

Industrial Process Cooling Equipment Business

Illinois	Owned Production Facilities and Office Space	88,000 square feet on 8.1 acres
Denmark	Owned Production Facilities and Office Space	20,000 square feet

The Company's principal executive offices, which occupied approximately 43,000 square feet of space in Niles, Illinois are owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and that, productive capacities will generally be adequate for present and currently anticipated needs.

The terms of the two significant lease agreements are as follows:

•	United Arab Emirates production facilities and office space lease term, for approximately 80,200 square feet, runs from July 1, 2005 to June 30, 2012.

•

Virginia production facilities and office space lease term, for approximately 67,000 square feet, extends through July 31, 2010. The Company has the option to extend the lease term for three years at a rate agreed upon between the Company and the lessor.

For further information regarding lease commitments, see note 7 of the notes to consolidated financial statements.

On March 4, 2008 the Filtration Products business purchased a new production facility and office space in Illinois which consists of 101,200 square feet to which it intends to relocate operations from its Cicero, Illinois facility in the summer of 2008.

Item 3.	LEGAL PROCEEDINGS

The Company had no pending litigation material to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s fiscal year ends on January 31. Years described as 2007, 2006, 2005, 2004 and 2003 are the fiscal years ended January 31, 2008, 2007, 2006, 2005 and 2004, respectively. Balances described as balances as of 2007 and 2006 are balances as of January 31, 2008, and 2007 respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI." The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2007 and for 2006.

2007	High	Low
First Quarter	$19.94	$17.51
Second Quarter	31.21	18.40
Third Quarter	27.81	16.05
Fourth Quarter	16.74	10.56

2006	High	Low
First Quarter	$12.60	$6.26
Second Quarter	12.55	9.27
Third Quarter	16.96	9.81
Fourth Quarter	24.63	16.06

As of April 1, 2008, there were approximately 75 stockholders of record.

STOCK PRICE PERFORMANCE GRAPH

The Stock Price Performance Graph compares the yearly dollar change in the Company’s cumulative total stockholder return on its Common Stock with the cumulative total returns of the Nasdaq Market Index (the “Nasdaq Index”), the Russell 2000 Index and the S & P 600 Small Cap index. The Company has selected these indices because they include companies with similar market capitalizations to the Company, as the most appropriate comparisons because the Company has three distinctly different businesses and no industry “peer” group is comparable to the Company. The comparison assumes $100.00 investments on January 31, 2003 in the Company’s Common Stock, the Nasdaq Index, the Russell 2000 Index, and the S & P 600 Small Cap index and further assumes reinvestment of dividends.

	1/03	1/04	1/05	1/06	1/07	1/08

MFRI, Inc.	100.00	147.31	479.04	362.28	1143.71	956.89
NASDAQ Composite	100.00	156.40	156.66	177.31	192.91	187.21
Russell 2000	100.00	158.03	171.73	204.17	225.49	203.42
S&P Smallcap 600	100.00	147.86	172.29	205.71	223.02	207.21

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

In February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,332,000 from this sale were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity was available to finance general business needs.

Equity Compensation Plan Information

The following table provides certain information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2008.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	436,592	$13.59	397,915

Equity compensation plans not approved by stockholders	0	N/A	0

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2007, 2006, 2005, 2004, and 2003 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

	2007	2006	2005	2004	2003
(In thousands, except per share information)	Fiscal Year ended January 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Net sales	$239,487	$213,471	$154,587	$145,096	$120,889
Income (loss) from operations	2,896	8,942	2,679	5,177	(721)
Net income (loss)	(298)	4,593	531	2,813	(1,097)
Net income (loss) per share – basic	(0.04)	0.86	0.10	0.56	(0.22)
Net income (loss) per share – diluted	(0.04)	0.82	0.10	0.54	(0.22)

(In thousands)	As of January 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$140,412	$121,440	$88,635	$85,516	$78,927
Long-term debt (excluding capital leases), Less current portion	19,556	29,606	29,715	26,190	16,653
Capitalized leases, less current portion	152	238	9	15	8

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Consolidated

Consolidated Backlog (In thousands):	1/31/08	10/31/07	1/31/07
Piping Systems	$65,810	$55,526	$46,385
Filtration Products	38,161	36,652	36,603
Corporate and Other	33,179	33,253	8,350
Industrial Process Cooling Equipment	6,315	5,353	6,805
Totals	$143,465	$130,784	$98,143

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: piping systems, filtration products and industrial process cooling equipment. Due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters). The Company’s other businesses do not demonstrate seasonality.

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

2007 Compared to 2006

Net sales were a new record at $239,487,000 in 2007, an increase of 12.2% from $213,471,000 in 2006, with increased sales in the Piping Systems business and the Filtration Products business while the Industrial Process Cooling business decreased.

Net income for 2007 was sharply down primarily due to the following factors:

Piping Systems:

•

During the fourth quarter 2007 the United Arab Emirates (“U.A.E.”) facility received a customer contract change to a very large pipeline project which reduced the project scope as well as net sales and net income. This, along with significant unplanned cost to finish product significantly reduced net income. Also, overhead additions were made in marketing, sales and operations to bolster the skills and resources of this rapidly growing unit.

•

At the New Iberia, Louisiana facility, half the third quarter was devoted to research and development of a new product for a major customer application. While progress was made, the effort was not successful and work on production of other customer orders resumed.

•	Margin erosion occurred due to higher prices for raw materials, specifically steel and plastic resins, which could not be passed along to the customers under existing orders.

Filtration Products:

•	The recently acquired factory in South Africa had a manufacturing error which necessitated the rework and replacement of a sizeable customer orders.
•	High factory labor and warranty costs along with software implementation expenses at the European pleated filter operation significantly affected results.
•	Ongoing market pricing pressure in the United States and increasing raw materials prices worldwide also reduced margin in both pleated and bag products.

Industrial Process Cooling:

•

Incurred increased expenses related to unanticipated development and field modification costs for certain refrigeration equipment previously sold to its customers. The product was temporarily removed from the market which reduced sales. Product enhancements made in Q3 and Q4, although costly to the Company, were successful and led to reintroduction of the product to the market.

•	Significant expenditures were made and continue to be made in new product design and development as well as engineering staff recruitment.
•	Gross profit was reduced primarily due to material cost increases which were not completely offset by selling price increases.

Other significant incremental expenses in 2007 not incurred in 2006:

•	2007 expenses to comply with SOX 404, were $938,000 compared to $9,000 in 2006.
•	Start-up expenses of $664,000 for the newly created HVAC subsidiary.
•	Incremental vacation expense of $422,000 to adjust the accrual for vacation pay to agree with the plan requirements.
•	Additional stock compensation expense of $365,800 compared to the prior year.
•	Increase of $726,000 or 32.5% from the prior year in consolidated warranty expense, mainly due to the reasons previously detailed by business segment.

Because of the above factors and other occurrences, gross profit of $41,249,000 in 2007 decreased 7.1% from $44,405,000 in 2006. Gross margin for 2007 declined to 17.2% from 20.8% in 2006. (See discussion of each business segment below.)

Tax rate for 2007 was 158.3% mainly due to the valuation allowance for state and foreign net operating losses as described in Income Taxes below.

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

Piping Systems Business

Due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters).

The Company’s leak detection and location systems generally have higher profit margins than its District Heating and Cooling (“DHC”) piping systems and secondary containment piping systems. The timing of smaller orders can have a material effect on the comparison of net sales and gross profit from period to period. In 2007 and 2005, no customer accounted for 10% or more of net sales of the Company’s Piping Systems business. In 2006 only one customer, BHP Billiton Petroleum (Americas) Inc. ("BHP Billiton"), accounted for more than 10% of the net sales of the Company's piping systems. As of April 6, 2007, the Company does not have an outstanding receivable from BHP Billiton.

Piping Systems Business				% Increase
(In thousands), except %	2007	2006	2005	2007	2006
Net sales	$104,273	$82,166	$54,657	26.9%	50.3%

Gross profit	$18,952	$16,780	$10,862	12.9%	54.5%
As a percentage of net sales	18.2%	20.4%	19.9%

Income from operations	$10,623	$9,568	$5,060	11.0%	89.1%
As a percentage of net sales	10.2%	11.6%	9.3%

2007 Compared to 2006

Net sales increased 26.9% to $104,273,000 in 2007 from $82,166,000 in 2006. This increase was primarily due to $22,339,000 in 2007 sales at the U.A.E. facility compared to $2,792,000 in sales from the U.A.E. in the prior year, partially offset by decreased sales to oil and gas customers. At the New Iberia facility, half the 2007 third quarter was devoted to research and develop a new product for a major customer application. While progress was made, the effort was not successful. In the middle of October 2007, the New Iberia facility resumed work on production of customer orders.

Gross profit as a percent of net sales decreased to 18.2% in 2007 from 20.4% in 2006, primarily due to lower sales to oil and gas customers, which tend to have a higher margin over other customers and the additional product development work for oil and gas in the third quarter. Gross margin at the U.A.E. facility was lower than the Piping Systems business’s average, during its first year of rapid growth and production of a particularly challenging order for an oil and gas customer.

Total selling expense increased to $2,297,000 or 2.2% of net sales in 2007 from $1,560,000 or 1.9% of net sales in 2006. Selling expense in the U.A.E. increased to $750,000 in 2007 from $177,000 in 2006. The increased expense was mainly due to additional staffing primarily in the U.A.E., and the addition of an international sales manager based in the United States.

General and administrative expense increased to $6,032,000 or 5.8% of net sales in 2007 from $5,653,000 or 6.9% of net sales in 2006. The dollar increase in general and administrative expenses was primarily due to increased staffing in the U.A.E. to support the location’s growth and increased staffing in the U.S.

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

Filtration Products Business

The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was generally extremely competitive and therefore resulted in lower gross margins. In 2007, 2006 and 2005, no customer accounted for 10% or more of the net sales of the Company’s filtration products and services.

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

Filtration Products Business
(In thousands), except %					% Increase (Decrease)
	2007	2006	2005	2007		2006
Net sales	$97,120	$86,362	$64,413	12.5%		34.1%

Gross profit	$13,776	$16,230	$11,758	(15.1%	)	38.0%
As a percentage of net sales	14.2%	18.8%	18.3%

Income from operations	$2,220	$5,274	$2,221	(57.9%	)	137.5%
As a percentage of net sales	2.3%	6.1%	3.4%

2007 Compared to 2006

Net sales increased 12.5% to $97,120,000 in 2007 from $86,362,000 in 2006. This increase was the result of increased sales in all product lines and geographic areas, primarily the result of a growing electric power generation customer base.

Gross profit as a percent of net sales decreased to 14.2% in 2007 from 18.8% in 2006, primarily due to the highly competitive marketplace, increasing cost of raw materials, customer mix and additional post-sale customer support costs, including rework and replacement of a sizeable customer order produced in the South African facility. The cost of production labor at the Denmark facility was higher than in prior years.

Selling expense increased to $6,873,000 or 7.1% of net sales in 2007 from $6,541,000 or 7.6% of net sales in 2006. The dollar increase in selling expense was primarily due to increased commission expense related to higher sales and increased advertising expense.

General and administrative expenses increased to $4,682,000 or 4.8% of net sales from $4,415,000 or 5.1% of net sales in 2006. The dollar increase was the result of additional staffing in the foreign locations and the ERP software implementation expenses incurred at the Denmark facility.

2006 Compared to 2005

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

Selling expense increased to $6,541,000 or 7.6% of net sales in 2006 from $6,388,000 or 9.9% of net sales in 2005. The dollar increase in selling expense was primarily due to additional selling personnel, related commissions and travel expenses.

General and administrative expenses increased to $4,415,000 or 5.1% of net sales from $3,150,000 or 4.9% of net sales in 2005. The dollar increase was the result of the inclusion of $234,000 of general and administrative expenses from the South African facility acquired in April 2006 and increased professional service fees.

Industrial Process Cooling Equipment Business

In 2007, 2006 and in 2005, no customer accounted for 10% or more of net sales of the Industrial Process Cooling Equipment business.

Industrial Process Cooling Equipment Business						% (Decrease) Increase
(In thousands), except %	2007		2006	2005	2007		2006
Net sales	$36,327		$41,161	$35,517	(11.7%	)	15.9%

Gross profit	$8,508		$11,274	$10,066	(24.5%	)	12.0%
As a percentage of net sales	23.4%		27.4%	28.3%

(Loss) income from operations	$(1,227)		$1,222	$1,544	(200.4%	)	(20.9%	)
As a percentage of net sales	(3.43%	)	3.0%	4.3%

2007 Compared to 2006

Net sales decreased 11.7% to $36,327,000 in 2007 from $41,161,000 in 2006. The decrease was primarily due to lower demand for its products in major market sectors and a temporary hold on selling a new central chilling product line launched in 2005, to resolve some performance issues. The product line was re-launched in the fourth quarter of 2007.

Gross profit as a percentage of net sales decreased to 23.4% in 2007 from 27.4% in 2006, primarily due to material cost increases, which were not completely offset by selling price increases, lower sales volume over which to spread fixed manufacturing overhead expenses and field modification costs for a central chilling product line. Manufacturing staff was reduced by 12% in the fourth quarter 2007 to better balance production expenses with demand.

Selling expense decreased to $5,100,000 or 14.0% of net sales in 2007 from $5,713,000 or 13.9% of net sales in 2006.  The decrease was due to reduced commission expense from lower sales.

General and administrative expense increased to $4,635,000 or 12.8% of net sales in 2007 from $4,339,000 or 10.5% of net sales in 2006.  This increase was primarily due to increased professional costs including employment-related hiring expenses and engineering consulting fees related to new product development.

2006 Compared to 2005

Net sales increased 15.9% to $41,161,000 in 2006 from $35,517,000 in 2005 mainly due to increased demand from original equipment manufacturers in several markets and new products.

Gross profit as a percentage of net sales decreased to 27.4% in 2006 from 28.3% in 2005, primarily due to competitive pricing pressure, material cost increases, and increasing sales to original equipment manufacturers.

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

General Corporate and Other

The 2007 year included sales of $1,767,000 related to startup stage of the heating, ventilation and air conditioning (HVAC) systems business, which had a backlog (uncompleted firm orders) of $33,179,000 as of January 31, 2008.

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

2007 Compared to 2006

General and administrative expense increased 20.6% to $8,733,000 in 2007 from $7,242,000 in 2006, and increased as a percentage of consolidated net sales to 3.6% in 2007 from 3.4% in 2006. The increase was mainly due to incremental expenses of $929,000 incurred to comply with SOX 404 (including consulting fees) that were not incurred in 2006, the inclusion of $664,000 of the general and administrative expense from the newly created subsidiary that installs HVAC systems, and additional stock compensation expense of $365,800 compared to the prior year. These expenses were offset by decreased management incentive expense and deferred compensation expense.

Interest expense decreased 10.0% to $2,408,000 in 2007 from $2,676,000 in 2006. The decrease was primarily due to reduced borrowings.

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

INCOME TAXES

In the first quarter of 2007, the Company adopted FIN 48. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $573,700, all of which would impact the effective tax rate if recognized. A decrease of $504,500 was recorded to retained earnings as of February 1, 2007 upon the adoption of FIN 48 (“Accounting for Uncertainty in Income Taxes”). During 2007, the liability for income taxes associated with uncertain tax positions as described in FIN 48 increased by $130,400 for a total of $704,100 at January 31, 2008. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. Included in the total unrecognized tax liability were estimated accrued interest of $33,700 and penalties of $44,100. The Company’s policy is to include interest and penalties in income tax expense.

The effective income tax expense rates were 158.3%, 32.0%, and 48.7% in 2007, 2006 and 2005, respectively. The differences between the effective income tax rate and the U.S. Statutory tax rate for 2007 and 2006 were:

	2007		2006
Statutory tax rate	34.0%		34.0%
Valuation Allowance for net operating losses	114.2%		0%
Research tax credit	(43.7%	)	(12.2%	)
State taxes, net of federal benefit	24.4%		2.4%
Return to provision adjustments	13.3%		(0.5%	)
Differences in foreign tax rate	6.2%		10.4%
All other, net (benefit) expense	9.9%		(2.1%	)
Effective tax rate	158.3%		32.0%

During the fourth quarter, management determined that all of its foreign net operating loss (“NOL”) carryovers and most of its state NOL carryovers were no longer more likely than not realizable. Additional tax expense of $583,000 was recorded to establish a valuation allowance against those deferred tax assets. Management believes that the remainder of its deferred tax assets, which primarily relate to its profitable domestic operations, are more likely than not to be realized. (See Note 8)

LIQUIDITY AND CAPITAL RESOURCES

In February 2007, the Company sold 1,003,000 shares of common stock at a price of $18.50 per share pursuant to the Company’s existing shelf registration statement previously filed and declared effective by the U.S. Securities and Exchange Commission. The net proceeds of $18,332,000 from this sale were utilized to pay down the revolving line of credit. As a result, increased revolving line of credit borrowing capacity was available to finance general business needs.

Cash and cash equivalents as of January 31, 2008 were $2,665,000 as compared to $565,000 as January 31, 2007. The Company used $7,350,000 from operations in 2007. Operating cash flows in 2007 decreased by $430,000 from 2006. Cash distributions of $286,000 in 2007 were received from the Company’s investment in a joint venture and exercise of stock options resulted in proceeds of $932,000. These cash inflows were used to support $5,763,000 in capital spending.

Net sales in 2007 increased $26,016,000 or 12.2% compared to 2006 net sales. The higher sales contributed to the increased balances in trade accounts receivable, inventories, and trade accounts payable. Compared to January 31, 2007, trade receivables increased by $3,878,000 primarily due to the piping systems business, of which $7,260,000 was in the U.A.E. offset by a decrease of $5,242,000 in the Filtration Products business. Inventories increased by $5,452,000 in 2007 primarily due to increased raw material requirements for future production. Total inventory increased in the U.A.E. by $4,684,000. Customer deposits decreased $1,482,000 from January 31, 2007 of which $1,589,000 related to the Filtration Products business and the product shipped early in 2007. At January 31, 2008, the Filtration Products business had customer deposits of $3,000,000 and product is expected to ship in the first and second quarter of 2008.

Net cash used in 2007 investing activities was $5,070,000 mainly comprised of capital expenditures. Capital expenditures in 2007 decreased to $5,763,000 from $8,269,000 in 2006. Capital expenditures in 2007 of $1,322,000 related to equipment and other costs at the U.A.E. facility. Other 2007 capital expenditures were mainly equipment purchases. Proceeds of $258,000 from sales of Marketable Securities were received in 2007.

The Company estimates that capital expenditures for 2008 will be approximately $18,200,000, of which approximately $8,000,000 is expected to be related to a new facility described below. The Filtration Products business facility in Cicero, Illinois is relocating its operations in the summer of 2008 to a building purchased for $6,400,000 in Bolingbrook, Illinois in March 2008. Improvements and modifications are underway which are expected to cost an additional $1,600,000. In the beginning of 2008, the Piping Systems business is opening a facility to be located in Mundra, India with an expected cost of $4,700,000 for the leasehold improvements and equipment. Other capital expenditures primarily related to machinery and equipment, building and leasehold improvements, and computer hardware and software purchases. The Company may finance capital expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit. Debt totaled $34,240,000, a decrease of $4,795,000 since the beginning of 2007. Net cash inflows from financing activity were $14,831,000, primarily to support higher working capital investments. Stock option activity resulted in $2,400,000 of total cash inflow, which included $1,466,000 tax benefit of stock options exercised in addition to stock option proceeds of $932,000. While the Company expects to achieve its plan, $8,582,000 of the company’s line of credit and $2,786,000 of term loan has been reflected as current to reflect uncertainties associated with the attainment of loan covenants. In management’s opinion adequate financing sources are available to refinance the amounts outstanding under the line of credit during 2008 should this become necessary.

The following table summarizes the Company’s estimated contractual obligations at January 31, 2008.

In Thousands		Payment Due By:
Contractual Obligations	Total	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	Thereafter
Revolving line domestic (1)	$8,582	$8,582	$0	$0	$0	$0	$0
Mortgages (2)	12,751	2,181	1,015	1,015	1,015	719	6,806
Revolving line foreign	8,443	545	4,741	32	32	32	3,061
Term Loans (3)	8,495	4,298	1,611	1,198	619	236	533
Subtotals	38,271	15,606	7,367	2,245	1,666	987	10,400
Capitalized Lease Obligations	318	153	113	46	6	0	0
Operating Lease Obligations (4)	3,514	1,358	1,121	677	231	41	86
Projected pension contributions (5)	2,926	346	230	235	268	275	1,572
Deferred Compensation (6)	3,243	126	126	126	126	126	2,613
Letters of Credit (7)	4,685	4,589	96	0	0	0	0
FIN 48 Obligations (8)	782	0	0	0	0	0	782
Totals	$53,739	$22,178	$9,053	$3,329	$2,297	$1,429	$15,453

Notes to Contractual Obligations Table

(1)

Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt at January 31, 2008, and the weighted average interest rates on that debt at that date (7.92%), such interest was being incurred at an annual rate of approximately $843,000.

(2)	Scheduled maturities, including interest.
(3)

Term loan obligations exclude floating rate interest on Term Loan with a January 31 balance of $2,786,000. Based on the amount of such debt as of January 31, 2008, and the weighted average interest rates on that debt at that date (7.32%), such interest was being incurred at an annual rate of approximately $185,000.

(4)	Minimum contractual amounts. We have assumed no changes in variable expenses.
(5)	Includes expected employer contributions for fiscal year ending 1/31/2009 and estimated future benefit payments reflecting expected future service.
(6)

Non-qualified deferred compensation plan – The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. A payment estimate has been used for an employee retired in 2007 that the third party administrator is in process of calculating.

(7)	Letters of credit are guaranteed amounts primarily committed for inventory purchases.
(8)	Please refer to Note 8 to the consolidated financial statements in this document for a description of our FIN 48 obligations.

Other long term liabilities of $4,520,000 were composed primarily of deferred compensation, and accrued pension cost.

The Company’s working capital was $39,544,000 at January 31, 2008 compared to $30,734,000 at January 31, 2007. This increase was due to the increase in inventories and accounts receivable offset by the increase in accounts payable.

The Company’s current ratio was 1.7 to 1 and 1.6 to 1 at January 31, 2008 and January 31, 2007, respectively. Debt to total capitalization at January 31, 2008 decreased to 36.4% from 50.1% at January 31, 2007.

Financing

At January 31, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below.   At January 31, 2008, the Company was not in compliance with an earnings covenant (the “Covenant”) under the Loan Agreement.  A waiver has been obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s then current business plan beginning with the period ending July 31, 2008.  There is no Covenant for periods prior to July 2008. While the Company expects to comply with the Covenant, in recognition of the uncertainty of compliance $8,582,000 of the Company’s line of credit (of which $16,585,200 was available as of January 31, 2008) and $2,786,000 of term debt have been classified as current in the accompanying consolidated financial statements.  In management’s opinion adequate financing sources are available to refinance the amounts outstanding under the line of credit during 2008 should this become necessary.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2008, the prime rate was 6.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2008 was 7.92%. As of January 31, 2008, the Company had borrowed $8,582,000 and had $16,585,200 available to it under the revolving line of credit. In addition, $4,685,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2008, the amount of restricted cash was $565,000. Cash required for operations is provided by draw-downs on the line of credit.

On September 20, 2000, the Company purchased an 8.1-acre parcel of land with a 131,000-square foot building in Niles, Illinois, from two principal stockholders, who are also members of management, for approximately $4,438,000. This amount included the assumption of a $2,500,000 mortgage note with a remaining balance of $2,405,000. The loan matured in the fourth quarter of 2007 and was paid in full. On January 18, 2008, the Company borrowed $3,675,000 under a mortgage note secured by its manufacturing and office facility in Niles, Illinois. The loan bears interest at 6.26% with monthly payments of $22,652 for both principal and interest based on an amortization schedule of 30 years with a balloon payment at the end of the ten-year term.

On October 18, 1995, the Piping Systems business’ Lebanon, Tennessee location received $3,150,000 of proceeds from Industrial Revenue Bonds, which matured and were paid in full on September 1, 2007. These bonds had been fully secured by bank letters of credit.

On August 28, 2007, the Company Amended and Restated the Term Loan Note to $3,000,000 ("Term Loan"). Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2008, the prime rate was 6.0i%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.0 percentage points, respectively. The Company is scheduled to pay $107,000 of principal on the first day of March, June, September, and December in each year ending on September 30, 2010, with the remaining unpaid principal payable on November 30, 2010.

On March 9, 2007, the Filtration Products business in the Denmark location obtained a loan in the amount of 1,343,200 Euros (approximately $1,765,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to finance capital expenditures and other expenses. The loan matures May 2011. The loan bears interest at a floating rate currently 5.00% per annum with monthly principal payments of $35,300.

At January 31, 2007, one interest rate swap agreement was in effect with a notional value of $15,000,000 maturing in 2011. On February 5, 2007, the Company terminated such interest rate swap and recognized a loss of $72,500. No such agreement was in effect at January 31, 2008.

The Company also has short-term credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2008, borrowings under these credit arrangements totaled $8,162,000; an additional $1,178,000 remained unused.

Subsequently on March 4, 2008, the Company borrowed $5,440,000 under a mortgage note secured by the new Filtration Product’s manufacturing facility located in Bolingbrook, Illinois. The 25 year mortgage resets its interest rate every five years based on a published index. The initial interest rate is 6.54% during the first five years with monthly payments of $36,867 for both principal and interest.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectibility is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of Completion Method Revenue Recognition: The Piping System business and Corporate and Other recognize revenues under the above stated revenue recognition policy except for sizable complex contracts that require periodic recognition of income based on the status of the uncompleted contracts and the current estimates of costs to complete and of progress toward completion. For these contracts, the Company uses "percentage of completion" method. The choice of accounting method is made at the time the contract is received based on the nature of the contract. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories.

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2007 and 2006 evaluations, the fair value was determined using discounted cash flows. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2007 and 2006, no impairment of goodwill was required. As of January 31, 2008 and 2007, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment business. As of January 31, 2008 and 2007, $1,726,000 and $1,513,000, respectively, was allocated to the Filtration Products business. The change in goodwill of the Filtration Products business was due to foreign currency translation.

Stock Options: Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the year ended January 31, 2008 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In accordance with SFAS 123R, results for prior periods have not been restated.

Income Tax Provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assessed its deferred tax assets for realizability at each reporting period.

Recently Adopted Accounting Standards

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

As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of tax positions only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $573,700, all of which would impact the effective tax rate if recognized. This was recorded as a decrease of $504,500 to retained earnings as of February 1, 2007 upon the adoption of FIN 48. During 2007, the liability for income taxes associated with uncertain tax positions increased by $130,400 for a total of $704,100 at January 31, 2008. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. Included in the total unrecognized tax liability were estimated accrued interest of $33,700 and penalties of $44,100. The Company’s policy is to include interest and penalties in income tax expense.

New Accounting Pronouncements

In September 2006, FASB issued Financial Accounting Standard No.157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS 157 is effective February 1, 2008. The Company is currently reviewing the provisions of SFAS 157, but does not expect the provisions to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective February 1, 2008. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often though not always invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, U.A.E. and South Africa. At times the Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

The Company had entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates under the revolving credit agreement. Under the terms of the swap agreement, the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on the interest rate swap agreements were recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments were not held or issued for trading purposes.

At January 31, 2007, one interest rate swap agreement was in effect with a notional value of $15,000,000 maturing in 2011. On February 5, 2007, the Company terminated such interest rate swap and recognized a loss of $72,500. No such agreement was in effect at January 31, 2008.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest on the Company's floating rate debt instruments by approximately $68,900.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the three years in the period ended as of January 31, 2008, 2007 and 2006 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, the company’s disclosure controls and procedures were not effective as of January 31, 2008.

Management’s Report on Internal Control Over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, MFRI’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company has not maintained effective internal control over financial reporting as of January 31, 2008, based on criteria in the COSO report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting,

such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual income tax provision were not effective at October 31, 2007 and January 31, 2008 to ensure that amounts related to the income tax provision were accurate. This material weakness resulted in an accounting error. The error did not affect the Registrant's sales, operating expenses, or cash flow. However, the error did result in the understatement of income taxes, and overstatement of current assets, total assets, and net income for the interim fiscal period reported at October 31, 2007. Grant Thornton, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, have also issued an attestation report on internal control over financial reporting, which is included herein.

Change in Internal Controls: Other than the material weakness noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting: Beginning in 2005, the Company engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist the Company with calculation and review of its quarterly and annual income tax provisions and with its income tax compliance. To avoid recurrence of an error such as the one described above, the Company and Tax Advisor are assessing the appropriateness of technical resources assigned to the engagement, improving income tax accounting documentation, and adjusting the timing of quarterly and annual income tax accounting work.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will address the related material weakness that we identified as of January 31, 2008.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors of the Company is incorporated herein by reference to the table under the caption "Nominees for Election as Directors" and the textual paragraphs following the aforesaid table and the information contained under the captions “Board of Director Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's proxy statement for the 2008 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item1, Part I hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's proxy statement for the 2008 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management of the Company and related stockholder matters is incorporated herein by reference to the information under the caption "Beneficial Ownership of Common Stock" in the Company's proxy statement for the 2008 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and transactions, and director independence is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's proxy statement for the 2008 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the independence of the Company’s public accountants and the fees paid to such accountants is incorporated herein by reference to the information under the caption “Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2008 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	List of documents filed as part of this report:
(1)	Financial Statements - Consolidated Financial Statements of the Company
Refer to Part II, Item 8 of this report.
(2)	Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts

b.	Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.

c.	The response to this portion of Item 15 is submitted under 15a (2) above.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

MFRI, Inc. and Subsidiaries

We have audited MFRI, Inc.’s (a Delaware corporation) and Subsidiaries (the “Company”) internal control over financial reporting as of January 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective processes, procedures and controls over the preparation and review of its accounting for income taxes. This deficiency resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the three years then ended. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2008, and this report does not affect our report dated April 30, 2008, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois

April 30, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

MFRI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFRI, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the three years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI, Inc. and Subsidiaries as of January 31, 2008 and 2007 and the results of their operations and cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109,” on February 1, 2008. For the year ended January 31, 2007, the Company adopted Financial Accounting Standards Board Statements No. 123(R), “Share-Based Payments,” and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as discussed in Note 12 and Note 9, respectively, to the consolidated financial statements.

We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MFRI, Inc.’s and Subsidiaries internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 30, 2008 expressed an adverse opinion due to the identification and disclosure of a material weakness.

/s/ Grant Thornton, LLP

Chicago, Illinois

April 30, 2008

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share information)

	2007	2006	2005

	Fiscal Year Ended January 31,
	2008	2007	2006

Net sales	$239,487	$213,471	$154,587

Cost of sales	198,238	169,066	121,901

Gross profit	41,249	44,405	32,686

Operating expenses:
Selling expense	14,270	14,530	12,383
General and administrative expense	24,083	20,933	17,624
Total operating expenses	38,353	35,463	30,007

Income from operations	2,896	8,942	2,679
Income from joint venture	23	491	196
Interest expense, net	2,408	2,676	1,839

Income before income taxes	511	6,757	1,036

Income tax expense	809	2,164	505

Net (loss) income	$(298)	$4,593	$531

Weighted average number of common shares outstanding – basic	6,627	5,358	5,254
Basic earnings per share:
Net (loss) income	$(0.04)	$0.86	$0.10

Weighted average number of common shares outstanding – diluted	6,627	5,600	5,585
Diluted earnings per share:
Net (loss) income	$(0.04)	$0.82	$0.10

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	As of January 31,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$2,665	$565
Restricted cash	565	540
Trade accounts receivable, less allowance for doubtful accounts of $384 in 2007 and $352 in 2006	39,587	35,056
Inventories, net	43,013	35,155
Costs and estimated earnings in excess of billings on uncompleted contracts	4,449	4,974
Deferred income taxes	2,488	2,382
Prepaid expenses and other current assets	2,240	2,257
Income taxes receivable	690	93
Accounts receivable – related companies	250	583
Total current assets	95,947	81,605

Property, Plant and Equipment, Net	35,401	33,441

Other Assets:
Goodwill	2,826	2,613
Deferred tax asset	2,421	662
Cash surrender value of officers’ life insurance policies	1,977	1,491
Deposits	1,153	390
Patents, net of accumulated amortization	349	392
Other assets	338	846
Total other assets	9,064	6,394
Total Assets	$140,412	$121,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$22,758	$20,919
Current maturities of long-term debt	14,532	9,191
Commissions payable	6,294	6,908
Customer deposits	3,972	5,454
Other accrued liabilities	3,276	3,119
Accrued compensation and payroll taxes	2,970	2,480
Billings in excess of costs and estimated earnings on uncompleted contracts	2,552	1,270
Accounts payable – related company	49	599
Total current liabilities	56,403	49,940

Long-Term Liabilities:
Long-term debt, less current maturities	19,708	29,844
Deferred compensation liability	3,243	2,566
Other	1,278	274
Total long-term liabilities	24,229	32,684

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 50,000 shares in 2007 and 2006 respectively; 6,787 and 5,530 issued and outstanding in 2007 and 2006, respectively	68	55
Additional paid-in capital	46,551	25,327
Retained earnings	12,234	13,037
Accumulated other comprehensive income	927	397
Total stockholders’ equity	59,780	38,816
Total Liabilities and Stockholders’ Equity	$140,412	$121,440

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Common Stock
	Shares	Amount

Balances at January 31, 2005	5,226	$52	$22,868	$7,913	$437	$2,923

Net income				531		531
Stock options exercised	50	1	145
Excess tax benefits from stock options exercised			71
Minimum pension liability adjustment (net of cumulative tax benefit of $154)					271	271
Interest rate swap (including a tax benefit of $7)					13	13
Foreign currency translation adjustment					(492)	(492)
Balances at January 31, 2006	5,276	$53	$23,084	$8,444	$229	$323

Net income				4,593		4,593
Stock options exercised	254	2	1,160
Stock-based compensation expense			138
Excess tax benefits from stock options exercised			945
Minimum pension liability adjustment (net of cumulative tax benefit of $154)					252	(252)
Impact of adoption of FAS 158 (net of deferred taxes of $338)					(716)
Interest rate swap (including a tax expense of $1)					(16)	(16)
Unrealized gain on marketable securities (including a tax benefit of $87)					184	184
Foreign currency translation adjustment					464	464
Balances at January 31, 2007	5,530	$55	$25,327	$13,037	$397	$4,973

Net loss				(298)		(298)
Adoption of FIN 48				(505)
Issuance of stock	1,003	10	18,322
Stock options exercised	254	3	932
Stock-based compensation expense			504
Excess tax benefits from stock options exercised			1,466
Interest rate swap					2	2
Pension liability adjustment FAS 158 (net of deferred taxes of $483)					(71)	(71)
Unrealized gain on marketable securities (which included a tax benefit of $87)					(184)	(184)
Foreign currency translation adjustment					783	783
Balances at January 31, 2008	6,787	$68	$46,551	$12,234	$927	$232

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	2007	2006	2005
	Fiscal Year Ended January 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(298)	$4,593	$531
Adjustments, to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,431	4,067	3,522
Stock-based compensation expense	504	138	0
Change in cash surrender value of officers’ life insurance policies	(486)	(260)	(426)
Gain on sale of marketable securities	(258)	0	0
Loss (gain) on sales of assets	60	8	(53)
Income from joint venture	(23)	(491)	(196)
Tax benefit of stock options exercised	0	0	71
Deferred income taxes	(1,913)	89	(234)
Provisions for uncollectible accounts	15	(157)	113
Changes in operating assets and liabilities:
Inventories	(5,452)	(12,029)	(2,662)
Accounts receivable	(3,878)	(14,265)	2,225
Accounts payable	1,561	943	(2,048)
Customer deposits	(1,482)	3,458	1,385
Prepaid expenses and other current assets	(1,032)	521	(639)
Income taxes receivable	(648)	41	(125)
Accrued compensation and payroll taxes	(60)	1,989	640
Other assets and liabilities	1,609	4,435	1,427
Net cash (used in) provided by operating activities	(7,350)	(6,920)	3,531

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,763)	(8,269)	(6,315)
Distributions from joint venture	286	450	270
Proceeds from sales of marketable securities	258	0	0
Proceeds from sales of property and equipment	149	10	46
Acquisitions and investments, net	0	(279)	0
Net cash (used in) investing activities	(5,070)	(8,088)	(5,999)

Cash Flows from Financing Activities:
Repayments of debt	(116,625)	(204,833)	(53,002)
Borrowings under revolving, term, mortgage loans, and capitalized leases	111,388	212,306	57,005
Issuance of stock	18,332	0	0
Tax benefit of stock options exercised	1,466	945	0
Stock options exercised	932	1,160	146
(Decrease) increase in cash overdrafts	(454)	4,815	(1,326)
Payments on capitalized lease obligations	(208)	(8)	(17)
Net cash provided by financing activities	14,831	14,385	2,806

Effect of exchange rate changes on cash and cash equivalents	(311)	74	53
Net increase (decrease) in cash and cash equivalents	2,100	(549)	391
Cash and cash equivalents – beginning of year	565	1,114	723
Cash and cash equivalents –end of year	$2,665	$565	$1,114

Supplemental Cash Flow Information:
Cash paid for:
Interest, net of capitalized amounts	$2,429	$2,642	$1,753
Income taxes paid	$1,011	$890	$719

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED January 31, 2008, 2007 and 2006

Note 1 - Basis of Presentation

MFRI, Inc. ("MFRI", the “Company”, or the “Registrant”) was incorporated on October 12, 1993. MFRI is engaged in the manufacture and sale of products in three distinct business segments: piping systems, filtration products and industrial process cooling equipment.

Fiscal Year: The Company’s fiscal year ends on January 31. Years described as 2007, 2006 and 2005 are the fiscal years ended January 31, 2008, 2007 and 2006, respectively. Balances described as balances as of 2007, 2006 and 2005 are balances as of January 31, 2008, 2007 and 2006, respectively.

Nature of Business: The Piping System business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. This segment’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Piping System business’s leak detection and location systems are sold as part of many of its piping system products, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. The Filtration Products business manufactures and sells a wide variety of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. The Filtration Products business markets air filtration-related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. The Industrial Process Cooling Equipment business engineers, designs, manufactures and sells industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. During the fourth quarter 2006, the Company created a new subsidiary that is not sufficiently large to constitute a reportable segment, which engages in the installation of heating, ventilation and air conditioning (HVAC) systems. The Company’s products are sold both within the United States and internationally.

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

Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectibility is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of Completion Revenue Recognition: The Piping System business and Corporate and Other recognize revenues under the above stated revenue recognition policy except for sizable complex contracts - that require periodic recognition of income based on the status of the uncompleted contracts and the current estimates of costs to complete and of progress toward completion. For these contracts, the Company uses "percentage of completion" method. The choice of accounting method is made at the time the contract is received based on the nature of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Shipping and Handling: Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Operating Cycle: The length of the Piping System business’s contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year. The Company’s other businesses do not have an operating cycle beyond one year.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

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

Contingencies: The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters, and its experience in contesting, litigating and settling other similar matters.

The Company does not currently anticipate the amount of any ultimate liability with respect to these matters will materially affect the Company’s financial position, liquidity or future operations.

Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Accounts Payable included Drafts Payable of $7,157,000 and $7,611,000 as of January 31, 2008, and 2007, respectively.

Restricted Cash: The Loan Agreement requires that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.

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

Concentration of Credit Risk: The Company has a broad customer base doing business in all regions of the United States as well as other areas in the world. The Company maintains foreign credit insurance covering selected foreign sales not secured by letters of credit or guarantees from parent companies in the United States. This expense is included in general and administrative expense in the Consolidated Statements of Operations. In the fiscal year ended January 31, 2008, no customer accounted for 10% or more of net sales.

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

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

(In thousands)	2007	2006
Raw materials	$34,044	$27,982
Work in process	4,569	3,644
Finished goods	5,756	4,803
	44,369	36,429
Less allowances	1,356	1,274
Inventories, net	$43,013	$35,155

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset’s estimated useful life. No interest was capitalized during 2007 and 2006. Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization.

The Company’s investment in property, plant and equipment is summarized below:

(In thousands)	2007	2006
Land, buildings and improvements	$23,607	$22,260
Machinery and equipment	35,953	32,214
Furniture, office equipment and computer systems	10,057	8,981
Transportation equipment	198	291
	69,815	63,746
Less accumulated depreciation and amortization	34,414	30,305
Property, plant and equipment, net	$35,401	$33,441

Goodwill and other intangible assets with indefinite lives: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2007 and 2006 evaluations, the fair value was determined using discounted cash flows. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2007 and 2006, no impairment of goodwill was required. As of January 31, 2008, and 2007, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment business. As of January 31, 2008, and 2007, $1,726,000 and $1,513,000, respectively, was allocated to the Filtration Products business. The change in goodwill of $213,000 of the Filtration Products business was due to foreign currency translation.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	2007	2006
Balance at beginning of year	$2,613	$2,509
Foreign currency translation effect	213	104
Balance at end of year	$2,826	$2,613

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,447,000 as of January 31, 2008, and 2007. Accumulated amortization was $2,098,000 and $2,055,000 as of January 31, 2008, and 2007, respectively. Future amortizations over the next five years ending January 31 will be $99,000 in 2009, $94,000 in 2010, $70,000 in 2011, $18,000 in 2012, $16,000 in 2013 and $52,000 thereafter.

Investment in Joint Venture: In April 2002, the Piping System business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. On June 28 2007, the Piping System business loaned the joint venture $100,000 (see Note 3). The Company accounts for its joint venture investment using the equity method.

	2007	2006	2005
Partner distributions from its joint venture	$286,000	$450,000	$270,000

Share of joint venture income	$23,000	$491,000	$196,000

Research: Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. Research and development costs are expensed as incurred. research and development expense was $4,994,000 in 2007, $4,722,000 in 2006 and $4,426,000 in 2005.

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

Net Income Per Common Share: Earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted). The computation of Diluted EPS for the year ended January 31, 2008 excluded 111 stock options due to the loss for the period.

 The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands)	2007	2006	2005
Basic weighted average number of common shares outstanding	6,627	5,358	5,254

Dilutive effect of stock options	0	242	331
Weighted average number of common shares outstanding assuming full dilution	6,627	5,600	5,585

(In thousands)	2007	2006	2005
Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices of the common shares	143	-	176

Expired or canceled options during the year	11	25	6

Stock options with an exercise price below the average stock price	294	548	558

In 2007, a total of 254,393 stock options were exercised. There were no stock options exercised from February 1, 2008 through March 31, 2008.

Stock Options: Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the year ended January 31, 2008 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In accordance with SFAS 123R, results for prior periods have not been restated.

Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company’s short-term debt, revolving line of credit and long term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

New Accounting Pronouncements: In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (FAS No. 157). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. FAS No. 157 is effective for the Company beginning February 1, 2008. The Company is currently reviewing the provisions of FAS No. 157, but does not expect the provisions to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS No. 159). FAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for the Company beginning February 1, 2008. The Company does not expect FAS No. 159 to have a material impact on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position FIN 48-1 (FSP FIN 48-1), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FSP FIN 48-1

provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company does not expect the provisions of FSP FIN 48-1 to have a material impact on its consolidated financial statements.

Note 3 - Related Party Transactions

In prior years the Company provided certain services and facilities to a company (affiliate) primarily owned by two principal stockholders who are also members of management.

In 2006, the Company received $73,500 and paid $64,800 from the affiliate under a management services agreement, a lease agreement or contracts, which were approved by the Company’s Committee of Independent Directors.

During 2007 and 2006, respectively, the Company recognized net sales of $321,200 and $3,782,000 pursuant to a contract wholly subcontracted to such company.

On June 28 2007, the Piping System business loaned the joint venture $100,000 (see Note on Investment in Joint Venture).

Related company balances were as follows:

(In thousands)	2007	2006
Related company accounts receivable:
Affiliate	$147	$583
Joint Venture	103	0
Total	250	583

Related company accounts payable	49	599

Note 4 - Retention Receivable

Retention is the amount withheld by a customer until a contract is completed. Retentions of $346,100 and $388,338 were included in the balance of trade accounts receivable as of January 31, 2008, and 2007, respectively.

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts were as follows:

(In thousands)	2007	2006
Costs incurred on uncompleted contracts	$21,541	$30,157
Estimated earnings	7,938	11,950
Earned revenue	29,479	42,107
Less billings to date	27,582	38,403
Total	$1,897	$3,704
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,449	$4,974
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,552)	(1,270)
Total	$1,897	$3,704

Note 6 - Debt

Debt consists of the following:

(In thousands)	2007	2006
Revolving line domestic	8,582	17,973
Mortgage notes	9,296	7,375
Revolving lines foreign	8,162	2,957
Term loans	7,907	7,201
Capitalized lease obligations (Note 7)	293	379
Industrial revenue bonds	0	3,150
Total debt	34,240	39,035
Less current maturities	14,532	9,191
Total Long-Term Debt	$19,708	$29,844

The following table summarizes the Company’s scheduled maturities at January 31, 2008:

( In thousands)	Total	1/31/09	1/31/10	1/31/11	1/31/12	1/31/13	Thereafter
Revolving line domestic	$8,582	$8,582	$0	$0	$0	$0	$0
Mortgages	9,296	1,692	598	637	680	418	5,271
Revolving lines foreign	8,162	0	5,133	0	0	0	3,029
Term Loans	7,907	4,117	1,437	1,078	549	193	533
Capitalized Lease Obligations	293	141	104	43	5	0	0
Totals	$34,240	$14,532	$7,272	$1,758	$1,234	$611	$8,833

At January 31, 2007, the Company was in compliance with covenants under the Loan Agreement as defined below.   At January 31, 2008, the Company was not in compliance with an earnings covenant (the “Covenant”) under the Loan Agreement.  A waiver has been obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s then current business plan beginning with the period ending July 31, 2008.  There is no Covenant for periods prior to July 2008. While the Company expects to comply with the Covenant, in recognition of the uncertainty of compliance $8,582,000 of the Company’s line of credit (of which $16,585,200 was available as of January 31, 2008) and $2,786,000 of term debt have been classified as current in the accompanying consolidated financial statements.  In management’s opinion adequate financing sources are available to refinance the amounts outstanding under the line of credit during 2008 should this become necessary.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2008, the prime rate was 6.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2008 was 7.92%. As of January 31, 2008, the Company had borrowed $8,582,000 and had $16,585,200 available to it under the revolving line of credit. In addition, $4,685,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2008, the amount of restricted cash was $565,000. Cash required for operations is provided by draw-downs on the line of credit.

Mortgages: On January 18, 2008, the Company borrowed $3,675,000 under a mortgage note secured by its manufacturing and office facility in Niles, Illinois. The loan bears interest at 6.26% with monthly payments of $22,652 for both principal and interest based on an amortization schedule of 30 years with a balloon payment at the end of the ten-year term.

On December 31, 2005, the Company obtained a loan in the amount of 7,067,000 Danish Kroners (“DKK”) (approximately $1,122,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to partially finance a building addition at its Filtration facility in Denmark. The loan has a term of twenty years. The loan bears interest at 4.28% with quarterly payments of $23,500 for both principal and interest.

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

On June 30, 1998, the Company borrowed $1,400,000 under a mortgage note secured by the manufacturing facility in Cicero, Illinois. The loan bears interest at 6.76% with monthly payments of $9,682 for both principal and interest based on an amortization schedule of 25 years with a balloon payment at the end of the ten-year term. This mortgage will mature in the summer of 2008.

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

Revolving lines foreign: The Company also has short-term credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. The interest rate at the Denmark subsidiaries was 6.1% at January 31, 2008, and the interest rate at the U.A.E subsidiaries was 10% at January 31, 2008. At January 31, 2008, borrowings under these credit arrangements totaled $8,162,000; an additional $1,178,000 remained unused.

Term loans: On March 9, 2007, the Filtration Products business Denmark location obtained a loan in the amount of 1,343,200 Euros (approximately $1,765,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to finance capital expenditures and other expenses. The loan matures May 2011. The loan bears interest at a floating rate at January 31, 2008 of 5.00% per annum with monthly principal payments of $35,300.

On August 28, 2007, the Company amended and restated the Term Loan Note to $3,000,000 ("Term Loan"). In March 2005, the Company’s Loan Agreement was amended to add a term loan. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2008, the prime rate was 6.0% and the Libor rate was 5.125%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.0 percentage points, respectively. The Company is scheduled to pay $107,000 of principal on the first days of March, June, September, and December in each year ending on September 30, 2010, with the remaining unpaid principal payable on November 30, 2010.

On August 31, 2006, the Company obtained a loan in the amount of 5,200,000 U.A.E. Dirhams (“AED”) (approximately $1,416,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a U.A.E. bank to finance capital expenditures. The loan matures January 2012. The loan bears interest at rate between 8.75% and 9.5% per annum with quarterly principal payments of $93,600.

On April 30, 2006, the Company obtained a loan in the amount of 5,500,000 AED (approximately $1,498,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a U.A.E. bank to finance capital expenditures. The loan matures January 2010. The loan bears interest at Ebor/Libor (5.625%) plus 4% per annum with quarterly principal payments of $100,000.

On December 30, 2005, Perma-Pipe, Inc. borrowed $900,000 under an equipment loan secured by equipment. The loan bears interest at 6.23% with monthly payments of $13,400 for both principal and interest, and has a seven year term.

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for a new building for its Filtration facility in Denmark, in the amount of 700,000 Euro, approximately $754,600 U.S. dollars at the exchange rate prevailing at the time of the transaction. The loan has a term of ten years. The loan bears interest at 6.1% with quarterly payments of $9,400 for both principal and interest.

Note 7 - Lease Information

The following is an analysis of property under capitalized leases:

(In thousands)	2007	2006
Machinery and equipment	$164	$164
Furniture and office equipment	252	252
Transportation equipment	1,020	741
	1,436	1,157
Less accumulated amortization	774	650
	$662	$507

The Piping Systems business leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire beginning 2007 through 2017. The Filtration Products business leases approximately 67,000 square feet of production and office space under an operating lease, which began in June 2004 and expires in July 2010. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At January 31, 2008, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

(In thousands)	Operating Leases	Capital Leases
2008	$1,358	$141
2009	1,121	104
2010	677	43
2011	231	5
2012	41	-
Thereafter	86	-
Future minimum lease payments (Note 6)	$3,514	$293

Rental expense for operating leases was $1,690,800, $1,333,900 and $1,341,600 in 2007, 2006 and 2005, respectively.

Note 8 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes:

(In thousands)	2007	2006	2005
Domestic	$1,700	$7,896	$(210)
Foreign	(1,189)	(1,138)	1,246
Total	$511	$6,758	$1,036

Components of income tax expense (benefit) are as follows:

(In thousands)	2007	2006	2005
Current:
Federal	$1,581	$1,417	$(109)
State and other	384	462	140
Foreign	86	197	566
	2,051	2,076	597
Deferred
Federal	(1,234)	72	(94)
Foreign	(159)	118	85
State and other	151	(102)	(83)
	(1,242)	88	(92)

Totals	$809	$2,164	$505

The excess tax benefit related to stock options recorded through equity was $1,466,000, $945,000, and $71,000 in 2007, 2006 and 2005, which did not affect net income in 2007, 2006 and 2005. The amounts were recorded as an increase to additional paid-in capital on the consolidated balance sheet and as cash from financing activities in 2007 and 2006, cash from operating activities in 2005 on the consolidated statement of cash flows.

During the fourth quarter, management determined that all of its foreign net operating loss (“NOL”) carryovers and most of its state NOL carryovers were no longer more likely than not realizable. Additional tax expense of $583,000 was recorded to establish a valuation allowance against those deferred tax assets. Management believes that the remainder of its deferred tax assets, which primarily relate to its profitable domestic operations, are more likely than not to be realized.

The difference between the provision (benefit) for income taxes and the amount computed by applying the Federal effective rate of 34% is as follows:

(In thousands)	2007	2006	2005
Tax expense at federal statutory rate	$174	$2,297	$352
Valuation allowance for net operating losses *	583	0	0
Research tax credit	(223)	(826)	(68)
State tax expense (benefit), net of federal benefit	125	160	(28)
Return to provision adjustments	68	(33)	65
Foreign rate tax expense (benefit) differential	32	702	228
Other – net	50	(136)	(44)
Totals	$809	$2,164	$505

* Valuation allowances against foreign and state net operating loss benefits:
For 2007 operating losses	$298,000
For prior year operating loss carryovers	285,000
Total	$583,000

Components of the deferred income tax asset balances were as follows:

(In thousands)	2007	2006
Accrued commissions and bonuses	$1,226	$1,308
Non-qualified deferred compensation	1,161	903
Research tax credit	1,003	338
Other accruals not yet deducted	891	746
Inventory valuation allowance	472	453
Foreign NOL carryover	299	0
State NOL carryover	298	242
FAS 123R stock compensation	200	0
Goodwill	166	252
Inventory uniform capitalization	132	113
Accrued pension	132	0
Allowance for doubtful accounts	97	87
Other	108	97
Capital loss carry forward from sale of foreign subsidiary	0	104
Subtotal	6,185	4,643
Valuation allowance for net operating losses	(583)	0
Net Deferred Tax Assets	$5,602	$4,643

Components of deferred income tax liability balances were as follows:

(In thousands)	2007	2006
Prepaids	$342	$285
Foreign deferred liability	189	348
Depreciation	162	813
Minimum pension liability	0	153
Totals	$693	$1,599

The classifications in the balance sheet were:

(In thousands)	2007	2006
Current assets	$2,488	$2,382
Long-term assets	2,421	662
Net deferred tax asset	$4,909	$3,044

In the first quarter of 2007, the Company adopted FIN 48. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $573,700, all of which would impact the effective tax rate if recognized. A decrease of $504,500 was recorded to retained earnings as of February 1, 2007 upon the adoption of FIN 48. During 2007, the liability for income taxes associated with uncertain tax positions increased by $130,400 for a total of $704,100 at January 31, 2008, which, if ultimately recognized, will increase the Company’s annual effective tax rate. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. Included in the total unrecognized tax liability were estimated accrued interest of $33,700 and penalties of $44,100. The Company’s policy is to include interest and penalties in income tax expense.

The following table summarizes unrecognized tax benefit activity during 2007:

Description	Balance (in thousands)
Balance at February 1, 2007	$574
Decreases in positions taken in a prior period	(8)
Increases in positions taken in a current period	196
Decreases due to lapse of statute of limitations	(58)
Balance at January 31, 2008	$704

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, tax years back to January 31, 2005 are open for federal and state tax purposes. In addition, federal and state tax losses generated in years January 31, 2001 through January 31, 2004 are subject to adjustment on audit, up the amount of loss claimed in those years.

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

The market related value of plan assets at January 31, 2008 was $3,912,100; 3,773,261 in Vanguard Balanced Index Fund, $86,229 in Vanguard REIT Index Fund, $52,440 in Fifth Third Banksafe Trust and $180 accrued income. The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan. The target asset allocation was 95% to 100% mutual funds. The investment policy is to invest all funds in the Vanguard Balanced Index Fund except for cash needed to pay benefits and investment expenses for the year. At January 31, 2008, 98.76% of plan assets were held in mutual funds and the remaining 1.3% was in a money market fund. The expected long-term rate-of-return-on-assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

(In thousands)	2007	2006
Accumulated benefit obligations:
Vested benefits	$3,928	$3,642
Accumulated benefits	4,030	3,696
Change in benefit obligation:
Benefit obligation – beginning of year	$3,991	$3,600
Service cost	113	97
Interest cost	222	198
Amendments	0	250
Actuarial loss (gain)	79	(56)
Benefits paid	(115)	(98)
Benefit obligation – end of year	$4,290	$3,991
Change in plan assets:
Fair value of plan assets – beginning of year	$3,869	$3,420
Actual return on plan assets	61	339
Company contributions	97	208
Benefits paid	(115)	(98)
Fair value of plan assets – end of year	$3,912	$3,869

Funded status	$(378)	$(122)
Amounts recognized in Accumulated other comprehensive income:
Net loss	$721	$397
Prior service cost	549	657
Net amount recognized	$1,270	$1,054
The amount of prior service cost and net loss to be amortized in the following year is $107 and -0-, respectively.

Weighted-average assumptions used to determine net cost and benefit
Obligations for years ended January 31:
End of year benefit obligation	5.692%	5.710%
Service cost discount rate	5.710%	5.620%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

Components of net periodic benefit cost:
Service cost	$114	$97
Interest cost	223	198
Expected return on plan assets	(306)	(276)
Amortization of prior service cost	107	82
Recognized actuarial loss	0	23
Net periodic benefit cost	$138	$124
Amounts recognized in Other comprehensive income:
Net Loss
Obligation	$(79)	$0
Asset	(245)	0
Reclassify
Prior Service Cost	107	0
Total in Other comprehensive income	$(217)	$0

Cash Flows:

(In thousands)
Expected employer contributions for fiscal year ending 1/31/2009	$118
Expected employee contributions for fiscal year ending 1/31/2009	$0
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending:
1/31/2009	$228
1/31/2010	230
1/31/2011	235
1/31/2012	268
1/31/2013	275
1/31/2014-1/31/2018	$1,572

401(k) Plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 3% of each participant’s salary.

Contributions to the 401(k) Plan and its predecessors were $608,200, $385,400, and $346,400 for the years ended January 31, 2008, 2007 and 2006, respectively. In 2007 contributions included $133,800 related to forfeiture allocations for prior years. The Company estimates that it will contribute $490,000 for the year ending January 31, 2009.

Deferred Compensation Plans

The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements.

Note 10 - Business Segment and Geographic Information

Business Segment Information

The Company has three reportable segments: the Piping Systems business, the Filtration Products business, and the Industrial Process Cooling Equipment business. The Piping Systems business engineers, designs, manufactures, and sells specialty piping systems and leak detection and location systems. The Filtration Products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Industrial Process Cooling Equipment business engineers, designs, manufactures and sells chillers, mold temperature controllers, cooling towers, plant circulating systems and coolers for industrial process applications. Included in Corporate and Other activity is the subsidiary which engages in the installation of heating, ventilation and air conditioning (HVAC) systems, which is not sufficiently large to constitute a reportable segment.

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

The following is information relevant to the Company's business segments:

(In thousands)	2007	2006	2005
Net Sales:
Piping Systems	$104,273	$82,166	$54,657
Filtration Products	97,120	86,362	64,413
Industrial Process Cooling Equipment	36,327	41,161	35,517
Corporate and Other	1,767	3,782	0
Total Net Sales	$239,487	$213,471	$154,587

Gross Profit:
Piping Systems	$18,952	$16,780	$10,862
Filtration Products	13,776	16,230	11,758
Industrial Process Cooling Equipment	8,508	11,274	10,066
Corporate and Other	13	121	0
Total Gross Profit	$41,249	$44,405	$32,686

Income (Loss) from Operations:
Piping Systems	$10,623	$9,568	$5,060
Filtration Products	2,220	5,274	2,221
Industrial Process Cooling Equipment	(1,227)	1,222	1,544
Corporate and Other	(8,720)	(7,122)	(6,146)
Total Income from Operations	$2,896	$8,942	$2,679

Income (Loss) before Income Taxes:
Piping Systems	$10,646	$10,059	$5,256
Filtration Products	2,220	5,274	2,221
Industrial Process Cooling Equipment	(1,227)	1,222	1,544
Corporate and Other	(11,128)	(9,798)	(7,985)
Total Income before Income Taxes	$511	$6,757	$1,036

Segment Assets:
Piping Systems	$62,075	$44,130	$30,333
Filtration Products	51,407	51,886	36,179
Industrial Process Cooling Equipment	13,319	14,809	12,545
Corporate and Other	13,611	10,615	9,578
Total Segment Assets	$140,412	$121,440	$88,635

Capital Expenditures:
Piping Systems	$2,190	$6,260	$4,043
Filtration Products	2,500	972	1,654
Industrial Process Cooling Equipment	187	371	230
Corporate and Other	886	666	388
Total Capital Expenditures	$5,763	$8,269	$6,315

Depreciation and Amortization:
Piping Systems	$2,063	$1,848	$1,416
Filtration Products	1,459	1,332	1,194
Industrial Process Cooling Equipment	393	413	357
Corporate and Other	516	474	555
Total Depreciation and Amortization	$4,431	$4,067	$3,522

Geographic Information

Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2007	2006	2005
Net Sales:
United States	$166,424	$175,096	$129,556
Europe	31,073	13,595	9,830
Asia	27,336	14,598	8,860
Mexico, South America, Central America and the Caribbean	6,521	3,663	3,719
Canada	5,350	5,370	2,471
Africa	2,029	734	0
Other	754	415	151
Total Net Sales	$239,487	$213,471	$154,587

Long-Lived Assets:
United States	$21,601	$20,744	$20,340
United Arab Emirates	7,413	7,603	3,445
Europe	6,225	5,011	4,535
South Africa	162	83	0
Total Long-Lived Assets	$35,401	$33,441	$28,320

Note 11 - Supplemental Cash Flow Information

A summary of annual supplemental cash flow information follows:

(In thousands)	2007	2006	2005
Noncash Financing and Investing Activities:
Fixed assets acquired under capital leases	$124	$372	$-

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

Effective February 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company awarded 152,700 shares stock-based compensation to employees, officers or directors in 2007. The stock-based compensation expense for the year ended January 31, 2008 was $504,304. The Company awarded 109,500 shares stock-based compensation to employees, officers or directors in 2006. The stock-based compensation expense for the year ended January 31, 2007 was $138,420. In accordance with SFAS 123R, results for prior periods have not been restated.

As of January 31, 2008, there was $2,207,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the weighted-average period of 3.5 years.

Such options vest ratably over four years and are exercisable for up to ten years from the date of grant. To cover the exercise of vested options, the Company generally issues new shares from its authorized but unissued share pool. The Company calculates stock compensation expense based on the grant date fair value of the option and recognizes expense on a straight-line basis over the four-year vesting period of the option.

The following summarizes the changes in options under the plans:

	2007					2006	2005
	Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	548,323	$4.91	$		733,596	$4.22	688,380	$3.62
Granted	152,700	28.71			109,500	10.075	101,600	7.61
Exercised	(254,393)	3.67		3,836,700	(253,772)	4.58	(50,034)	2.90
Cancelled	(10,038)	5.08			(41,001)	8.39	(6,350)	3.49
Outstanding at end of year	436,592	$13.59		$2,902,600	548,323	$4.91	733,596	$4.22

Options exercisable at year-end	224,567			$2,473,200	418,121		655,496

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at January 31, 2008	Weighted Average Exercise Price
$2.00-$2.99	53,204	5.0	$2.16	53,204	$2.16
$3.00-$3.99	89,513	4.0	3.13	88,513	3.13
$4.00-$4.99	4,400	2.0	4.13	4,400	4.13
$7.00-$7.99	52,250	7.4	7.61	52,250	7.61
$10.00-$10.99	89,325	8.4	10.08	18,750	10.08
$17.00-$17.99	5,000	9.7	17.85	1,250	17.85
$26.00-$26.99	2,500	9.5	26.05	0	0
$28.00-$28.99	140,400	9.4	28.99	6,200	28.99
	436,592	7.2	$13.59	224,567	$5.34

	Nonvested Stock Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at beginning of the year	130,202	$8.67
Granted	152,700	28.71
Vested	(61,189)	11.20
Expired or forfeited	(9,688)	19.25
Oustanding at end of the year	212,025	$22.34

Based on historical experience the Company expects 93% of these options to vest.

On November 10, 2005, the FASB issued Staff Position No. 123 (R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payments Awards, or Staff Position 123(R)-3. The Company has elected to adopt the alternative method provided in Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123 (R). The alternative transition method simplifies the calculation of the beginning balance of the additional paid-in-capital pool, or APIC pool, related to the tax effect of employee stock-based compensation. This method also has subsequent impact on the APIC pool and the condensed consolidated statements of cash flows relating to the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

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

The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include: (1) risk-free interest rate - an estimate based on the “Market yield on U.S. Treasury securities at 7-year constant maturity, quoted on investment basis" for the end of week closest to the stock option grant date, from the Federal Reserve web site; (2) expected volatility - an estimate based on the historical volatility of MFRI Common Stock’s weekly closing stock price for the period 1/1/93 to the date of grant; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

The weighted average fair value of options granted during 2007 (net of options surrendered), 2006 and 2005 are estimated at $14.54, $5.99 and $4.36, per share, respectively, on the date of grant using the Black-Scholes Merton option-pricing model, with the following weighted average assumptions:

	2007	2006	2005
Expected volatility	51.72%	52.23%	51.95%
Risk-free interest rate	4.26% - 5.16%	5.16%	3.86%
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	5.0	7.0	7.0

The effect on earnings and earnings per share if the fair value recognition provisions of SFAS 123R was applied to the year ending January 31, 2005 is shown below:

(In thousands except per share information)	2005
Net income – as reported	$531
Compensation cost under fair-market value-based accounting method, net of tax	$(343)
Net income – pro forma	$188
Net income - per common share – basic and diluted, as reported	$0.10
Net income - per common share – basic and diluted, pro forma	$0.04
Reported diluted EPS higher than pro forma diluted EPS	$0.06

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

Note 14 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years 2007 and 2006:

	2007
(In thousands except per share information)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$56,954	$58,944	$65,086	$58,503
Gross Profit	10,792	12,277	11,200	6,980
Net income (loss)	1,038	1,443	983	(3,762)
Weighted average number of common shares:
Outstanding – basic	6,537	6,611	6,652	6,707
Outstanding – diluted	6,821	6,836	6,880	6,707
Per Share Data:
Net income (loss) – basic	$0.16	0.22	0.15	$(0.56)
Net income (loss) - diluted	$0.15	0.21	0.15	$(0.56)

	2006
(In thousands except per share information)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$46,932	$53,542	$64,182	$48,815
Gross Profit	9,805	12,521	14,367	7,712
Net income (loss)	151	2,314	2,720	(592)
Weighted average number of common shares:
Outstanding – basic	5,281	5,306	5,381	5,464
Outstanding – diluted	5,662	5,710	5,677	5,464
Per Share Data:
Net income (loss) – basic	$0.03	$0.44	$0.51	$(0.12)
Net income (loss) - diluted	$0.03	$0.41	$0.48	$(0.12)

Fourth quarter 2006 diluted loss per share had previously been reported as ($0.10). The fourth quarter for 2007 and 2006 had a net loss; therefore the diluted earnings per share for the quarter were identical to the basic earnings per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

Note 15 - Product Warranties

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. Changes in the warranty liability in 2007, 2006 and 2005 are summarized below:

(in thousands)	2007	2006	2005
Aggregate product warranty liability at beginning of year	$1,259	827	$738
Aggregate accruals related to product warranties	2,964	1,996	907
Aggregate reductions for payments	(2,669)	(1,535)	(802)
Aggregate changes for pre-existing warranties	(167)	(29)	(16)
Aggregate product warranty liability at end of year	$1,387	$1,259	$827

Note 16 - Subsequent Event

Subsequently on March 4, 2008, the Company purchased land and a building for $6,400,000 for a new Filtration Products manufacturing facility in Bolingbrook, Illinois, borrowing $5,440,000 under a mortgage note secured by the property.

Schedule II

MFRI, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2008, 2007 and 2006

In Thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Charged to other accounts(2)	Balance at End of Period

Year Ended January 31, 2008:
Allowance for possible losses in collection of trade receivables	$352	$198	$175	$9	$384

Year Ended January 31, 2007:
Allowance for possible losses in collection of trade receivables	$504	$141	$340	$47	$352

Year Ended January 31, 2006:
Allowance for possible losses in collection of trade receivables	$482	$91	$142	$73	$504

(1)	Uncollectible accounts charged off
(2)	Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 30, 2008	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) ) )
)
	HENRY M. MAUTNER*	Director	)
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )	April 10, 2008
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	DENNIS KESSLER*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-70298]
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit 10.4 of Registration Statement No. 33-70794]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (SEC File No. 0-18370)]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company’s Schedule TO filed on May 25, 2001 (SEC File No. 0-18370)]
10(d)	Form of Directors Indemnification Agreement
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (SEC File No. 0-18370)]
10(f)

Loan and Security Agreement between the Company and Fleet Capital Corporation dated July 11, 2002 and the amendments thereto dated October 3, 2002, December 12, 2002, April 30, 2003, October 31, 2003, July 1, 2004 and March 28, 2005. [Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (SEC File No. 0-18370)]

10(g)	Amended and Restated Loan and Security Agreement between the Company and Bank of America dated December 15, 2006
10.1*	Fourth Amendment to Amended and Restated Loan and Security Agreement.
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (SEC File No. 0-18370)]
21*	Subsidiaries of MFRI, Inc.
23*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
24*	Power of Attorney executed by directors and officers of the Company
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