Form 10-Q
period 2008-04-30
MFRI INC
filed 2008-06-09
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		April 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois			60714
(Address of principal executive offices)				(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer	☒	Non-accelerated filer	[] Smaller reporting company []
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
On May 31, 2008, there were 6,793,570 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2008. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year ending January 31, 2009. One of the reasons for this is that, due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters).

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended April 30,
	2008	2007
Net sales	$65,981	$56,954
Cost of sales	54,838	46,343
Gross profit	11,143	10,611

Operating expenses:
Selling expenses	3,726	3,535
General and administrative expenses	6,282	5,196
Total operating expenses	10,008	8,731

Income from operations	1,135	1,880
Income from joint venture	99	20
Interest expense – net	623	476
Income before income taxes	611	1,424

Income taxes	188	386
Net income	$423	$1,038
Weighted average number of common shares outstanding – basic	6,787	6,537
Weighted average number of common shares outstanding - diluted	6,888	6,821
Basic earnings per share Net income	$0.06	$0.16
Diluted earnings per share Net income	$0.06	$0.15

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands) Assets	April 30, 2008	January 31, 2008
Current assets:
Cash and cash equivalents	$1,963	$2,665
Restricted cash	596	565
Trade accounts receivable, less allowance for doubtful accounts of
$387 in 2008 and $384 in 2007	46,743	39,587
Inventories, net	48,154	43,013
Prepaid expenses and other current assets	5,246	2,240
Costs and estimated earnings in excess of billings on uncompleted contracts	4,557	4,449
Deferred income taxes	2,557	2,488
Income taxes receivable	912	690
Accounts receivable – related company	144	250
Total current assets	110,872	95,947

Property, plant and equipment, net	41,891	35,401

Other Assets:
Goodwill	2,912	2,826
Cash surrender value of officers’ life insurance policies	2,319	1,977
Deferred tax asset	2,216	2,421
Deposits	1,472	1,153
Patents, net of accumulated amortization	333	349
Other assets	510	338
Total other assets	9,762	9,064
Total assets	$162,525	$140,412

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$30,449	$22,758
Current maturities of long-term debt	22,458	14,532
Customer deposits	7,187	3,972
Commissions payable	5,958	6,294
Other accrued liabilities	3,318	3,276
Accrued compensation and payroll taxes	2,954	2,970
Billings in excess of costs and estimated earnings on uncompleted Contracts	1,089	2,552
Accounts payable – related company	53	49
Total current liabilities	73,466	56,403

Long-term liabilities:
Long-term debt, less current maturities	23,328	19,708
Deferred compensation liability	3,581	3,243
Other	1,224	1,278
Total long-term liabilities	28,133	24,229

Stockholders’equity:
Common stock, $.01 par value, authorized – 50,000 shares in April 2008 and January 2008; 6,788 issued and outstanding in April 2008 and 6,787 issued and outstanding in January 2008	68	68
Additional paid-in capital	46,719	46,551
Retained earnings	12,657	12,234
Accumulated other comprehensive income	1,482	927
Total stockholders’ equity	60,926	59,780
Total liabilities and stockholders’ equity	$162,525	$140,412

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended April 30,
	2008	2007
Operating activities:
Net income	$423	$1,038
Adjustments, to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,211	1,067
Change in cash surrender value of deferred comp plan	(342)	(35)
Deferred income taxes	(213)	(61)
Stock-based compensation expense	167	47
Income from joint venture	(99)	(20)
Provision for uncollectible accounts	1	3
Loss on sales of assets	0	4
Changes in operating assets and liabilities:
Accounts payable	9,627	26
Accounts receivable	(6,882)	(949)
Inventories	(6,434)	(1,0655)
Customer deposits	3,142	(1,364)
Prepaid expenses and other current assets	(2,934)	(1,072)
Accrued compensation and payroll taxes	(700)	(2,127)
Income taxes receivable	608	394
Other assets and liabilities	(408)	(1,266)
Net cash used in operating activities	(2,833)	(5,380)

Investing activities:
Purchases of property and equipment	(7,334)	(1,156)
Distributions from joint venture	0	286
Proceeds from sales of property and equipment	0	1
Net cash used in investing activities	(7,334)	(869)

Financing activities:
Borrowings under revolving, term and mortgage loans	21,633	4,702
Repayment of debt	(10,435)	(13,061)
(Decrease) in cash overdrafts	(1,830)	(3,343)
Issuance of stock	0	18,332
Stock options exercised	1	18
Tax benefit of stock options	167	24
Payments on capitalized lease obligations	(43)	(41)
Net cash provided by financing activities	9,493	6,631

Effect of exchange rate changes on cash and cash equivalents	(28)	178

Net increase in cash and cash equivalents	(702)	560
cash and cash equivalents – beginning of period	2,665	565
cash and cash equivalents – end of period	$1,963	$1,125

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$590	$547
Income taxes paid	1	28

See notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2008

1.

Basis of presentation: The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2008 audited financial statements have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	Equity-based compensation: At April 30, 2008 the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 1,200 stock options under such plans to employees, officers or directors during the three-month period ended April 30, 2008. The stock-based compensation expense for the three months ended April 30, 2008 and 2007 was $166,700 and $47,300, respectively.

The fair values of the option awards granted prior to but not vested as of April 2008 and 2007 respectively, were estimated on the grant date using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Expected volatility	46.81%-62.43%	46.81%-52.23%
Risk-free interest rate	2.80%-5.16%	2.93%-5.16%
Expected dividend yield	0%	0%
Expected life in years	5 - 7	7

Stock option activity for MFRI’s Incentive Plan for the three months ended April 30, 2008 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2008	436,592	$13.59
Granted	1,200	16.12
Exercised	(250)	2.16		$3,400
Expired or forfeited	(7,775)	26.62		5,543
Outstanding on April 30, 2008	429,767	$13.37	7.0 years	$2,830,181

Exercisable on April 30, 2008	219,317	$4.80	5.2 years	$2,422,055
Weighted-average fair value of options granted during first three months of 2008		8.84

The weighted-average exercise price per nonvested stock award at grant date was $16.12 per share for the nonvested stock awards granted in 2008. Nonvested stock award activity for the three months ended April 30, 2008 was as follows:

Nonvested Stock Outstanding
Outstanding on January 31, 2008	212,025
Granted	1,200
Released	0
Expired or forfeited	(2,775)
Outstanding on April 30, 2008	210,450

As of April 30, 2008, there was $2,013,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the equity-based compensation plans. That cost is expected to be recognized over a period of 4 years.

3.	Inventories consisted of the following:

(In thousands)	April 30, 2008	January 31, 2008
Raw materials	$36,713	$34,044
Work in progress	6,621	4,569
Finished goods	5,804	5,756
Sub total	49,138	44,369
Less: Inventory allowance	984	1,356
Inventory, net	$48,154	$43,013

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. For the 2008 and 2007 evaluations, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluations for 2008 and 2007, no impairment of goodwill was required. As of April 30, 2008 and January 31, 2008, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment business. As of April 30, 2008 and January 31, 2008, $1,812,000 and $1,726,000, respectively, was allocated to the Filtration Products business. The change in goodwill was due to foreign currency translation. The changes in the carrying amount of goodwill were as follows:

(In thousands)	2008	2007
Balance at beginning of year	$2,826	$2,613
Foreign currency translation effect	86	213
Balance at end of year	$2,912	$2,826

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,447,000 at April 30, 2008 and January 31, 2008. Accumulated amortization was $2,114,000 and $2,098,000 at April 30, 2008 and January 31, 2008, respectively. Future amortization over the next five years ending January 31 will be $83,000 in the balance of 2009, $94,000 in 2010, $70,000 in 2011, $18,000 in 2012, $16,000 in 2013 and $52,000 thereafter.

6.

Pension plan for hourly rated employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at April 30, 2008 and January 31, 2008 were $3,949,800 and $3,912,100, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended April 30,
Components of net periodic benefit cost:	2008	2007
Service cost	$31	$28
Interest cost	59	56
Expected return on plan assets	(77)	(76)
Amortization of prior service cost	27	27
Recognized actuarial loss	7	0
Net periodic benefit cost	$47	$35

Employer contributions remaining for fiscal year ending January 31, 2009 are expected to be $123,100.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:

(In thousands, except per share information)	Three Months Ended April 30,
	2008	2007
Net income	$423	$1,038
Basic weighted average number of common shares outstanding	6,787	6,537
Dilutive effect of stock options	101	284
Weighted average number of common shares outstanding assuming full dilution	6,888	6,821
Basic earnings per share net income	$0.06	$0.16
Diluted earnings per share net income	$0.06	$0.15

	Three Months Ended April 30,
	2008	2007
Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	142,300	0

Stock options with an exercise price below the average stock price	287,467	542,308

As of May 31, 2008 a total of 6,250 stock options were exercised since February 1, 2008.

8.	The components of comprehensive income, net of tax, were as follows:

(In thousands)	Three Months Ended April 30,
	2008	2007
Net income	$423	$1,038
Interest rate swap	0	2
Foreign currency translation adjustment	555	554
Unrealized gain on marketable securities	0	(117)
Comprehensive income	$978	$1,477

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consist of the following:

(In thousands)	April 30, 2008	January 31, 2008
Accumulated translation adjustment	$2,269	$1,714
Minimum pension liability adjustment (net of cumulative tax benefit of $483)	(787)	(787)
Accumulated other comprehensive income	$1,482	$927

9.

Business segment reporting: The Company has three reportable segments under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Piping Systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Filtration Products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Industrial Process Cooling Equipment business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in Corporate and Other activity is the subsidiary which engages in the installation of heating, ventilation and air conditioning (“HVAC”) systems, which is not sufficiently large to constitute a reportable segment.

(In thousands)	Three Months Ended April 30,
	2008	2007
Net sales:
Piping Systems	$30,677	$20,740
Filtration Products	25,817	26,437
Industrial Process Cooling Equipment	9,067	9,442
Corporate and Other	420	335
Total net sales	$65,981	$56,954
Gross profit (loss):
Piping Systems	$5,460	$4,468
Filtration Products	3,269	3,962
Industrial Process Cooling Equipment	2,392	2,207
Corporate and Other	22	(26)
Total gross profit	$11,143	$10,611
Income (loss) from operations:
Piping Systems	$2,932	$2,534
Filtration Products	253	1,307
Industrial Process Cooling Equipment	(40))	(405)
Corporate and Other	(2,010)	(1,556)
Income from operations	$1,135	$1,880
Income (loss) before income taxes:
Piping Systems	$3,031	$2,554
Filtration Products	253	1,307
Industrial Process Cooling Equipment	(40))	(405)
Corporate and Other	(2,633)	(2,032)
Income before income taxes	$611	$1,424

10.

Related party transactions: The Company recorded revenue of $5,000 during the first quarter of 2008 and $229,000 during the first quarter of 2007 pursuant to a contract wholly-subcontracted to a company primarily owned by two principal stockholders who are also members of management of the Company. Related company balances were as follows:

(In thousands)	April 30, 2008	January 31, 2008
Related company accounts receivable:
Affiliate	$144	$147
Joint Venture	0	103
	$144	$250

Related company accounts payable	$53	$49

11.

Contingencies: The Company is subject to various unresolved legal actions, which arise in the normal course of its business. None of these matters is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. The warranty liability was included in other accrued liabilities on the balance sheet. Changes in the warranty liability are summarized below:

(In thousands)	Three Months Ended April 30, 2008	Twelve Months Ended January 31, 2008
Aggregate product warranty liability at beginning of period	$1,387	$1,259
Aggregate accruals related to product warranties	392	2,964
Aggregate reductions for payments	(318)	(2,669)
Aggregate changes for pre-existing warranties	(30)	(167)
Aggregate product warranty liability at end of period	$1,431	$1,387

12.

Recently adopted pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities on February 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

New accounting pronouncements: In February 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 157-2. “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” (SFAS 157) for all non financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measures at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141R.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data oriented from independent sources (observable inputs) and (2) an entity’s own assumptions about market participants assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company does not expect this to have a material impact on the financial statements.

13.

Debt: The Company was in compliance with the covenants under the Loan Agreement described below. However, pursuant to a waiver and amendment obtained in April 2008, there is no earnings covenant (the “Covenant”) for periods prior to July 2008. While the Company expects to comply with the Covenant for periods after July 2008, in recognition of the uncertainty of compliance, $16,504,000 of the Company’s line of credit (of which $6,096,500 was available as of April 30, 2008) and $2,679,000 of term debt have been classified as current in the accompanying consolidated financial statements.  In management’s opinion adequate financing sources are available to refinance the amounts outstanding under the line of credit during 2008 should this become necessary.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2008, the prime rate was 5.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of April 30, 2008, the Company had borrowed $16,504,000 and had $6,096,500 available to it under the revolving line of credit. In addition, $6,712,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement requires that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2008, the amount of restricted cash was $596,000. Cash required for operations is provided by draw-downs on the line of credit.

On March 4, 2008, the Company borrowed $5,440,000 under a mortgage note secured by the Filtration Product’s new manufacturing facility located in Bolingbrook, Illinois. The 25 year mortgage resets its interest rate every five years based on a published index. The initial interest rate is 6.54% during the first five years with monthly payments of $36,867 for principal and interest combined.

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct business segments: Piping Systems, Filtration Products, and Industrial Process Cooling Equipment.

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

Three months ended April 30, 2008 vs. Three months ended April 30, 2007

Net sales of $65,981,000 for the quarter increased 15.8% from $56,954,000 in the prior-year quarter mainly in the Piping Systems business. (See discussion of each business segment below.)

Gross profit for the quarter of $11,143,000 increased 5.0% from $10,611,000 in the prior-year quarter, and gross margin decreased to 16.9% of net sales in the quarter from 18.6 % of net sales in the prior-year quarter. (See discussion of each business segment below.)

Selling expenses increased 5.4% to $3,726,000 for the quarter from $3,535,000 in the prior-year quarter due primarily to additional selling personnel and increased commission expense related to increased sales. (See discussion of each business segment below.)

General and administrative expenses increased 20.9% to $6,282,000 for the quarter from $5,196,000 in the prior-year quarter. The increase was mainly due to additional stock compensation expense of $119,400 compared to the prior year quarter, additional staffing, professional fees related to employment-related hiring expenses and incremental expenses incurred to comply with SOX 404 (including consulting fees) that were not incurred in the first quarter of 2007. (See discussion of each business segment below.)

Net income of $423,000 in the quarter decreased from $1,038,000 in the prior-year quarter primarily for reasons summarized above and discussed in more detail below.

Piping Systems Business

Due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically lower during the late fall, winter and early spring (fourth and first quarters), due to unfavorable weather for construction over much of North America and are correspondingly higher during the late spring, summer and early fall months (second and third quarters).

Three months ended April 30, 2008 vs. Three months ended April 30, 2007

Net sales increased 47.9% to $30,677,000 in the quarter from $20,740,000 in the prior-year quarter. This increase was primarily due to a large domestic District Heating and Cooling (“DHC”) job that was produced in a slower time of the year and a sales increase in our operation in the United Arab Emirates (“U.A.E.”).

Gross margin decreased to 17.8% in the quarter from 21.5% in the prior-year quarter primarily due to the increased domestic DHC sales which tend to have a lower margin than the oil and gas sale . The increased U.A.E. sales also had a lower mark-up than the prior year’s work.

Selling expenses increased to $602,000 or 2.0% of net sales in the quarter from $471,000 or 2.3% of net sales for the prior-year quarter. The dollar increase was mainly due to additional staffing in the U.A.E. hired later in 2007 and the related expenses of additional staff.

General and administrative expenses increased to $1,926,000 or 6.3% of net sales in the quarter from $1,464,000 or 7.1% of net sales for the prior-year quarter. The dollar increase was primarily due to additional staffing and administrative related expenses for the U.A.E. as well as higher bank fees and unfavorable foreign currency losses.

Filtration Products Business

Three months ended April 30, 2008 vs. Three months ended April 30, 2007

Net sales for the quarter decreased 2.3% to $25,817,000 from $26,437,000 in the prior-year quarter. This decrease was primarily the result of decreased sales of filter bags and related services, which were somewhat offset by increased sales of pleated filter elements.

Gross profit as a percent of net sales declined to 12.7% in the quarter from 15.0% in the prior-year quarter primarily as a result of product mix, a highly competitive market place and reduced factory efficiencies at our Danish facility.

Selling expenses increased to $1,966,000 in the quarter from $1,606,000 in the prior-year quarter and increased as a percentage of sales to 7.6% in the quarter from 6.1% of net sales in the prior-year quarter. The increase was primarily due to increased commissions on sales and salaries from domestic operations.

General and administrative expenses remained level at $1,050,000 in the quarter compared to $1,049,000 in the prior-year quarter and as a percentage of sales to 4.1% in the quarter from 4.0% of net sales in the prior-year quarter.

Industrial Process Cooling Equipment Business

Three months ended April 30, 2008 vs. Three months ended April 30, 2007

Net sales of $9,067,000 for the quarter decreased 4.0% from $9,442,000 in the prior-year quarter. The decrease was due primarily to lower sales at the international subsidiary and, lower sales in the printing product line reflecting the change in sales and service responsibility to a new channel partner.

Gross profit increased to 26.4% of net sales in the quarter from 23.4% of net sales in the prior-year quarter, primarily due to lower post-sale customer support costs, a more favorable product mix and reduced indirect manufacturing expenses.

Selling expenses decreased to $1,157,000 or 12.8% of net sales in the quarter from $1,459,000 or 15.5% of net sales in the prior-year quarter. The dollar decrease was due to a reduction in staffing and reduced commissions on lower sales.

General and administrative expenses increased to $1,275,000 or 14.1% of net sales in the quarter from $1,154,000 or 12.2% of net sales in the prior-year quarter. This increase was primarily due to increased engineering consulting fees related to new product development partially offset by reduced staffing.

General Corporate and Other

Three months ended April 30, 2008 vs. Three months ended April 30, 2007

Net sales of $420,000 for the quarter increased from $335,000 in the prior-year quarter. The sales were related to the start-up stage of the heating, ventilation and air conditioning (“HVAC”) systems business, which had a backlog (uncompleted firm orders) of $33,179,000 as of January 31, 2008.

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments.

General and administrative expenses increased to $2,033,000 in the quarter from $1,530,000 in the prior-year quarter, and increased as a percentage of total company net sales to 3.1% in the quarter from 2.7% in the prior-year quarter. The increase was mainly due to additional stock compensation expense of $119,400 compared to the prior year quarter, additional staffing, professional fees related to employment-related hiring expenses and incremental expenses incurred to comply with SOX 404 (including consulting fees) that were not incurred in the first quarter of 2007.

Interest expense increased to $623,000 for the quarter from $476,000 in the prior-year quarter. The increase was due to increased borrowings.

Taxes

Taxes on earnings reflect the estimated annual effective rates. The 30.8% effective tax rate for the first quarter 2008 is less than the statutory U.S. federal income tax rate due mainly to the anticipated utilization of the research and development tax credit carried over from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2008 were $1,963,000 as compared to $2,665,000 at January 31, 2008. The Company used $2,833,000 from operations during the first three months of fiscal 2008. Operating cash flows increased by $2,547,000 from the corresponding period in the prior year. Net borrowings of $11,198,000 from the Company’s credit facility were made.

Net sales in the first quarter of 2008 increased $9,027,000 or 15.8% compared to the prior year quarter net sales. The higher sales contributed to the increased balances in trade accounts receivable, inventories, and trade accounts payable. Compared to January 31, 2008, trade receivables increased by $6,882,000 mainly in the Piping Systems business, inventories increased by $6,434,000 mainly in the Filtration Products business for orders expected to ship in later months.

Net cash used for investing activities for the three months ended April 30, 2008 was $7,334,000. Capital expenditures increased $6,178,000 from the prior year to $7,334,000. The Filtration Products business’ Cicero, Illinois operations are relocating in the summer of 2008 to a building purchased in March 2008 for $6,400,000 in Bolingbrook, Illinois. Improvements and modifications are underway which are expected to cost an additional $1,600,000. The Company has or may finance such expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit.

Debt totaled $45,786,000, an increase of $11,546,000 since the beginning of fiscal 2008. Net cash inflows from financing activities in the quarter were $9,493,000, primarily to support higher working capital investments. Stock option activity in the quarter resulted in $168,000 of total cash inflow, which included $167,000 tax benefit of stock options in addition to stock option proceeds of $1,000.

The Company’s working capital was approximately $37,406,000 at April 30, 2008 compared to approximately $39,544,000 at January 31, 2008. The change was primarily due to increases in accounts payable and current maturities offset by increased accounts receivable trade and increased inventory.

The Company’s current ratio was 1.5 to 1 for April 30, 2008 and 1.7 to 1 for January 31, 2008, respectively. Debt to total capitalization at April 30, 2008 increased to 42.9% from 36.4% at January 31, 2008.

The Company is in compliance with the covenants under its Loan Agreement described below. However, pursuant to a waiver and amendment obtained in April 2008, there is no earnings covenant (the “Covenant”) for periods prior to July 2008. While the Company expects to comply with the Covenant for periods after July 2008, in recognition of the uncertainty of compliance, $16,504,000 of the Company’s line of credit (of which $6,096,500 was available as of April 30, 2008) and $2,679,000 of term debt have been classified as current in the accompanying consolidated financial statements.  In management’s opinion adequate financing sources are available to refinance the amounts outstanding under the line of credit during 2008 should this become necessary.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2008, the prime rate was 5.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of April 30, 2008, the Company had borrowed $16,504,000 and had $6,096,000 available to it under the revolving line of credit. In addition, $6,712,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2008, the amount of restricted cash was $596,000. Cash required for operations is provided by draw-downs on the line of credit.

On March 4, 2008, the Company borrowed $5,440,000 under a mortgage note secured by the Filtration Product’s new manufacturing facility located in Bolingbrook, Illinois. The 25 year mortgage resets its interest rate every five years based on a published index. The initial interest rate is 6.54% during the first five years with monthly payments of $36,867 for principal and interest combined.

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

Income tax provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets for realizability at each reporting period.

Recently adopted pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities on February 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

New accounting pronouncements: In February 2008, the FASB issued SFAS No. 157-2. “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” for all non financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measures at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141R.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data oriented from independent sources (observable inputs) and (2) an entity’s own assumptions about market participants assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company does not expect this to have a material impact on the financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often though not always invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, U.A.E., India and South Africa. At times the Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $102,700.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which are used in the production of the piping systems. The Company attempted to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appeared appropriate, purchasing quantities in advance of likely price increases.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective as of April 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Change in Internal Controls: There was a material weakness in internal control described in Item 9A of the Company’s January 31, 2008 10-K filed on April 30, 2008. The Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual income tax provision were not effective at October 31, 2007 and January 31, 2008 to ensure that amounts related to the income tax provision were accurate. This material weakness resulted in an accounting error. The error did not affect the Registrant's sales, operating expenses, or cash flow. However, the error did result in the understatement of income taxes, and overstatement of current assets, total assets, and net income for the interim fiscal period reported at October 31, 2007.

Other than the material weakness noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as discussed below.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting: There was a material weakness in internal control described in Item 9A of the Company’s January 31, 2008 10-K filed on April 30, 2008. The Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual income tax provision were not effective at October 31, 2007 and January 31, 2008 to ensure that amounts related to the income tax provision were accurate. This material weakness resulted in an accounting error. The error did not effect the Registrant’s sales, operating expenses, or cash flow. However, the error did result in the understatement of income taxes, and overstatement of current assets, total assets, and net income for the interim fiscal period reported at October 31, 2007. Beginning in 2005, the Company engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist the Company with calculation and review of its quarterly and annual income tax provisions and with its income tax compliance. To avoid recurrence of an error such as the one described above, the Company and Tax Advisor are currently assessing the appropriateness of technical resources assigned to the engagement, improving income tax accounting documentation, and adjusting the timing of quarterly and annual income tax accounting work.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will address the related material weakness that were identified as of January 31, 2008.

PART II – OTHER INFORMATION

Item 6.	Exhibits

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
(32)	Section 1350 Certifications
Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	June 9, 2008	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2008	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)