Form 10-Q
period 2008-07-31
MFRI INC
filed 2008-09-09
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		July 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois			60714
(Address of principal executive offices)				(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer	☒	Non-accelerated filer	[] Smaller reporting company []
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
On August 31, 2008, there were 6,798,820 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2008. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year ending January 31, 2009. One of the reasons for this is due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically higher during the late spring, summer and early fall months (second and third quarters) due to favorable weather for construction over much of North America, and are correspondingly lower during the late fall, winter and early spring (first and fourth quarters).

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales	$77,645	$58,944	$143,626	$115,898
Cost of sales	62,244	46,667	117,082	93,010
Gross profit	15,401	12,277	26,544	22,888

Operating expenses:
Selling expenses	3,518	3,801	7,244	7,336
General and administrative expenses	7,685	6,004	13,967	11,200
Total operating expenses	11,203	9,805	21,211	18,536

Income from operations	4,198	2,472	5,333	4,352

Income from joint venture	0	7	99	27
Interest expense, net	654	611	1,277	1,087
Income before income taxes	3,544	1,868	4,155	3,292

Income taxes	1,139	425	1,327	811
Net income	$2,405	$1,443	$2,828	$2,481
Weighted average number of common shares outstanding – basic	6,794	6,611	6,791	6,574
Weighted average number of common shares outstanding - diluted	6,882	6,836	6,881	6,791
Basic earnings per share: Net income	$0.35	$0.22	$0.42	$0.38
Diluted earnings per share: Net income	$0.35	$0.21	$0.41	$0.37

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2008	January 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,601	$2,665
Restricted cash	584	565
Trade accounts receivable, less allowance for doubtful accounts of $383 at July 31, 2008 and $384 at January 31, 2008	52,067	39,587
Inventories, net	47,529	43,013
Prepaid expenses and other current assets	6,496	2,240
Costs and estimated earnings in excess of billings on uncompleted contracts	4,473	4,449
Deferred income taxes	2,450	2,488
Accounts receivable – related companies	168	250
Income taxes receivable	0	690
Total current assets	116,368	95,947

Property, plant and equipment, net of accumulated depreciation	47,220	35,401

Other assets:
Goodwill	2,910	2,826
Cash surrender value of officers’ life insurance policies	2,022	1,977
Deferred tax asset	1,400	2,421
Deposits	1,119	1,153
Patents, net of accumulated amortization	393	349
Other assets	543	338
Total other assets	8,387	9,064
Total Assets	$171,975	$140,412

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$30,238	$22,758
Current maturities of long-term debt	2,745	14,532
Customers’ deposits	9,571	3,972
Commissions payable	6,888	6,294
Accrued compensation and payroll taxes	2,979	2,970
Other accrued liabilities	2,519	3,276
Billings in excess of costs and estimated earnings on uncompleted contracts	2,163	2,552
Income taxes payable	211	0
Accounts payable – related company	53	49
Total current liabilities	57,367	56,403

Long-term liabilities:
Long-term debt, less current maturities	46,587	19,708
Deferred compensation liability	2,974	3,243
Other long term liabilities	1,236	1,278
Total long-term liabilities	50,797	24,229

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares at July 2008 and January 2008; 6,794 issued and outstanding at July 2008 and 6,787 issued and outstanding at January 2008	68	68
Additional paid-in capital	46,969	46,551
Retained earnings	15,061	12,234
Accumulated other comprehensive income	1,713	927
Total stockholders’ equity	63,811	59,780
Total Liabilities and Stockholders’ Equity	$171,975	$140,412

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2008	2007
Operating activities:
Net income	$2,828	$2,481
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,529	2,165
Deferred income taxes	1,011	(372)
Stock-based compensation expense	375	169
Income from joint venture	(99)	(27)
Change in cash surrender value of deferred compensation plan	(45)	(70)
Provision for uncollectible accounts	(5)	46
Loss on sale of fixed assets	1	13
Gain on sale of marketable securities	0	(258)
Changes in operating assets and liabilities:
Accounts receivable	(12,202)	(2,761)
Current liabilities	9,103	498
Customers’ deposits	5,581	(1,984)
Inventories	(4,657)	(9,760)
Prepaid expenses and other current assets	(4,194)	(1,925)
Income taxes payable	1,124	629
Accrued compensation and payroll taxes	222	150
Other assets and liabilities	(674)	92
Net cash provided by (used in) operating activities	898	(10,914)

Investing activities:
Purchases of property, plant and equipment	(13,912)	(2,928)
Distributions from joint venture	0	286
Proceeds from sales of marketable securities	0	258
Proceeds from sales of property, plant and equipment	0	1
Net cash used in investing activities	(13,912)	(2,383)

Financing activities:
Borrowings under revolving, term and mortgage loans	61,903	16,064
Repayment of debt	(47,186)	(19,758)
Subtotal	14,717	(3,694)
Decrease in cash overdrafts	(2,007)	(2,325)
Tax benefit of stock options exercised	22	807
Stock options exercised	21	468
Payments on capitalized lease obligations	(5)	(95)
Issuance of stock	0	18,332
Net cash provided by financing activities	12,748	13,493

Effect of exchange rate changes on cash and cash equivalents	202	71
Net (decrease) increase in cash and cash equivalents	(64)	267
Cash and cash equivalents – beginning of period	2,665	565
Cash and cash equivalents – end of period	$2,601	$832

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,352 *	$1,135
Income taxes paid	169	19
* Interest of $1,352 paid during the period included $132 that was capitalized.

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2008

1.

Basis of presentation: The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures, which would substantially duplicate the disclosures contained in the January 31, 2008 audited financial statements, have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

2.	Equity-based compensation: At July 31, 2008, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Effective February 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of, February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 154,400 shares stock-based compensation to employees, officers or directors during the six-month period ended July 31, 2008. The stock-based compensation expense was as follows:

(In thousands)	2008	2007
Three-month period ended July 31st	$208	$122
Six-month period ended July 31st	375	169

The fair values of the option awards granted prior to, but not vested as of, July 31, 2008 and 2007 respectively, were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Six Months Ended July 31, 2008	Six Months Ended July 31, 2007
Expected volatility	46.81% - 63.64%	46.81% - 52.23%
Risk-free interest rate	2.80% - 5.16%	2.93% - 5.16%
Dividend yield	0%	0%
Expected life	5 or 7 years	5 or 7 years

Stock option activity for MFRI’s Incentive Plan for the six months ended July 31, 2008 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2008	436,592	$13.59		$2,902,600
Granted	155,600	17.41		1,813
Exercised	(6,500)	3.19		66,319
Expired or forfeited	(9,200)	26.21		4,475
Outstanding on July 31, 2008	576,492	$14.54	7.6 years	$2,085,942
Exercisable on July 31, 2008	270,092	$8.23	5.7 years	$1,931,142
Weighted-average fair value of options granted during first six months of 2008		9.489

The weighted-average exercise price per nonvested stock award at grant date was $17.41 per share for the nonvested stock awards granted in 2008. Nonvested stock award activity for the six months ended July 31, 2008 was as follows:

Nonvested Stock Outstanding
Outstanding on January 31, 2008	212,025
Granted	155,600
Released	(52,025)
Expired or forfeited	(9,200)
Outstanding on July 31, 2008	306,400

As of July 31, 2008, there was $3,116,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the equity-based compensation plans. That cost is expected to be recognized over a period of 4.1 years.

3.	Inventories consisted of the following:
(In thousands)	July 31, 2008	January 31, 2008
Raw materials	$35,958	$34,044
Work in progress	5,678	4,569
Finished goods	6,668	5,756
Sub total	48,304	44,369
Less: Inventory allowance	775	1,356
Inventory, net	$47,529	$43,013

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company performs the annual goodwill impairment test as of February 1 of each year. For the evaluation, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluation performed February 1, 2008, no impairment of goodwill was required. As of July 31, 2008 and January 31, 2008, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of July 31, 2008 and January 31, 2008, $1,810,000 and $1,726,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation (see below).

(In thousands)	July 31, 2008	January 31, 2008
Balance at beginning of year	$2,826	$2,613
Foreign currency translation effect	84	213
Balance at end of year	$2,910	$2,826

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,493,000 at July 31, 2008 and $2,447,000 at January 31, 2008. Accumulated amortization was $2,100,000 and $2,098,000 at July 31, 2008 and January 31, 2008, respectively. Future amortization over the next five years ending January 31 will be $51,000 in the balance of 2009, $98,000 in 2010, $105,000 in 2011, $58,000 in 2012, $20,000 in 2013 and $61,000 thereafter.

6.

Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at July 31, 2008 and January 31, 2008 were $3,781,131 and $3,912,100, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$31	$29	$62	$57
Interest cost	59	55	118	111
Expected return on plan assets	(77)	(77)	(154)	(153)
Amortization of prior service cost	27	27	54	54
Recognized actuarial loss	7	0	14	0
Net periodic benefit cost	$47	$34	$94	$69

Employer contributions remaining for fiscal year ending January 31, 2009 are expected to be $84,252. As of July 31, 2008, $71,165 contributions were made.

7.	The basic weighted average shares reconcile to diluted weighted average shares as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share information and number of shares and options)	2008	2007	2008	2007
Net income	$2,405	$1,443	$2,828	$2,481
Basic weighted average number of common shares outstanding	6,794	6,611	6,791	6,574
Dilutive effect of stock options	88	225	90	217
Weighted average number of common shares outstanding assuming full dilution	6,882	6,836	6,881	6,791
Basic earnings per share net income	$0.35	$0.22	$0.42	$0.38
Diluted earnings per share net income	$0.35	$0.21	$0.41	$0.37

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	288,150	145,200	288,150	145,200

Stock options with an exercise price below the average market price	288,342	430,105	288,342	430,105

As of August 31, 2008, a total of 11,500 stock options have been exercised since February 1, 2008.

8.	The components of comprehensive income, net of tax, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2008	2007	2008	2007
Net income	$2,405	$1,443	$2,828	$2,481
Foreign currency translation adjustment	231	(95)	786	459
Unrealized gain on marketable securities	0	(67)	0	(184)
Interest rate swap	0	0	0	2
Comprehensive income	$2,636	$1,281	$3,614	$2,758

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	July 31, 2008	January 31, 2008
Accumulated translation adjustment	$2,500	$1,714
Minimum pension liability adjustment (net of cumulative tax benefit of $483)	(787)	(787)
Accumulated other comprehensive income	$1,713	$927

9.

Business Segment Reporting: The Company has three reportable segments under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in Corporate and Other activity is a subsidiary, which engages in the installation of heating, ventilation and air conditioning (“HVAC”) systems, which is not sufficiently large to constitute a reportable segment.

(In thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales:
Piping Systems	$38,687	$28,203	$69,364	$48,943
Filtration Products	28,197	20,873	54,014	47,310
Industrial Process Cooling Equipment	7,973	9,355	17,040	18,797
Corporate and Other	2,788	513	3,208	848
Total net sales	$77,645	$58,944	$143,626	$115,898
Gross profit (loss):
Piping Systems	$9,196	$6,386	$14,656	$10,854
Filtration Products	3,958	3,576	7,227	7,538
Industrial Process Cooling Equipment	1,907	2,320	4,299	4,527
Corporate and Other	340	(5)	362	(31)
Total gross profit	$15,401	$12,277	$26,544	$22,888
Income (loss) from operations:
Piping Systems	$6,082	$4,319	$9,014	$6,853
Filtration Products	701	856	955	2,163
Industrial Process Cooling Equipment	(303)	(53)	(343)	(458)
Corporate and Other	(2,282)	(2,650)	(4,293)	(4,206)
Income from operations	$4,198	$2,472	$5,333	$4,352
Income (loss) before income taxes:
Piping Systems	$6,082	$4,326	$9,113	$6,880
Filtration Products	701	856	955	2,163
Industrial Process Cooling Equipment	(303)	(53)	(343)	(458)
Corporate and Other	(2,936)	(3,261)	(5,570)	(5,293)
Income before income taxes	$3,544	$1,868	$4,155	$3,292

10.

Related Party Transactions: In prior years, the Company provided certain services and facilities to a company primarily owned by two principal stockholders who are also members of management of the Company.

On June 28, 2007, the Piping System business loaned the joint venture $100,000. The loan and interest were paid in 2008.

Related companies balances were as follows:

(In thousands)	July 31, 2008	January 31, 2008
Related companies accounts receivable:
Affiliate	$145	$147
Joint Venture	23	103
	$168	$250

Related Affiliate’s accounts payable	$53	$49

11.

Contingencies: The Company is subject to various unresolved legal actions which arise in the normal course of its business. None of these matters, is expected to have a material adverse effect on the Company’s financial position or results of operations. However, the ultimate resolution of these matters could result in a change in the Company’s estimate of its liability for these matters.

The Company issues a standard warranty with the sale of its products and sells extended warranty contracts to customers. The Company’s recognition of warranty liability is based, generally, on analyses of warranty claims experiences in the operating units in the preceding years. The warranty liability was included in other accrued liabilities on the balance sheet.

Changes in the warranty liability are summarized below:

(In thousands)	Six Months Ended July 31, 2008	Year Ended January 31, 2008
Aggregate product warranty liability at beginning of year	$1,387	$1,259
Aggregate accruals related to product warranties	851	2,964
Aggregate reductions for payments	(730)	(2,669)
Aggregate changes for pre-existing warranties	(28)	(167)
Aggregate product warranty liability at end of period	$1,480	$1,387

12.

New accounting pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities on February 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FAS 142-3 is effective for the Company beginning February 1, 2009. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued SFAS No. 157-2. “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” (SFAS 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measures at fair value under SFAS No. 141, “Business Combinations,” or SFAS No. 141R.

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

13.

Debt: At January 31, 2008, the Company was not in compliance with an earnings covenant (the “Covenant”) under the Loan Agreement.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s then current business plan beginning with the period ending July 31, 2008.  At July 31, 2008, while the Company was in compliance with the earnings portion of the Covenant, it was not in compliance with the restricted investment portion of the covenant under the Loan Agreement as defined below. A waiver was obtained for such noncompliance.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2008, the prime rate was 5.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of July 31, 2008, the Company had borrowed $22,356,000 and had $2,852,000 available to it under the revolving line of credit. In addition, $3,809,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2008, the amount of restricted cash was $584,000. Cash required for operations is provided by draw-downs on the line of credit.

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct reportable business segments: Piping Systems, Filtration Products, and Industrial Process Cooling Equipment. Due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically higher during the late spring, summer and early fall months (second and third quarters) due to favorable weather for construction over much of North America, and are correspondingly lower during the late fall, winter and early spring (first and fourth quarters).

The Company’s other businesses do not demonstrate seasonality. The Company website address is www.mfri.com.  All filings with the SEC are available free of charge at www.sec.gov as soon as reasonably practicable after they have been filed with, or furnished to, the SEC.

The analysis presented below is organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto. An overview of the segment results is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Item 1 of this report.

Three months ended July 31, 2008 vs. Three months ended July 31, 2007

Net sales of $77,645,000 for the quarter increased 31.7% from $58,944,000 for the corresponding quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $15,401,000 increased 25.4% from $12,277,000 in the prior-year quarter, and gross margin decreased to 19.8% in the current-year quarter from 20.8 % in the prior-year quarter. (See discussion of each business segment below.)

Selling expenses decreased 7.4% to $3,518,000 for the quarter from $3,801,000 in the prior-year quarter. This was primarily driven by the Industrial Process Cooling Equipment business, which had decreased commission expense from lower sales and a reduction in staffing completed in the second half of the prior year. (See discussion of each business segment below.)

General and administrative expenses increased 28.0% to $7,685,000 for the quarter from $6,004,000 in the prior-year quarter. The increase was mainly due to increased management incentive expense, the hiring of several new senior managers, increased professional expense in all segments and incremental expenses incurred to comply with Sarbanes-Oxley 404 (including consulting fees), that were not incurred in 2007. (See discussion of each business segment below.)

Net income increased to $2,405,000 in the current quarter from $1,443,000 in the prior-year quarter primarily due to increased sales, the reasons summarized above and discussed in more detail below.

Six months ended July 31, 2008 vs. Six months ended July 31, 2007

Net sales of $143,626,000 for the six months increased 23.9% from $115,898,000 for the corresponding period in the prior year. (See discussion of each business segment below.)

Gross profit of $26,544,000 for the six months increased 16.0% from $22,888,000 for the corresponding period in the prior year, while gross margin decreased to 18.5% in the current year from 19.7% in the prior year. (See discussion of each business segment below.)

Selling expenses decreased 1.3% to $7,244,000 for the six months from $7,336,000 for the corresponding period in the prior year. This was primarily driven by the Industrial Process Cooling Equipment business, which had decreased commission expense from lower sales and a reduction in staffing completed in the second half of the prior year. (See discussion of each business segment below.)

General and administrative expenses increased 24.7% to $13,967,000 for the six months from $11,200,000 for the corresponding period in the prior year. The increase was mainly due to increased management incentive expense, the hiring of several new senior managers, increased professional expense in all segments and incremental expenses of $261,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees), that were not incurred in 2007 offset by a decrease in the deferred compensation expense of $350,000. (See discussion of each business segment below.)

Net income increased to $2,828,000 for the six months from $2,481,000 for the corresponding period in the prior year primarily due to increased sales, the reasons summarized above and discussed in more detail below.

Piping Systems Business

Due to the seasonality of the Company's domestic Piping Systems business, sales and earnings are typically higher during the late spring, summer and early fall months (second and third quarters) due to favorable weather for construction over much of North America, and are correspondingly lower during the late fall, winter and early spring (first and fourth quarters).

Three months ended July 31, 2008 vs. Three months ended July 31, 2007

Net sales increased 37.2% to $38,687,000 in the current quarter from $28,203,000 in the prior-year quarter attributed to the significant increase in the backlog and achieving market traction in the United Arab Emirates (“U.A.E”), as well the Gulf Cooperation Council (GCC) countries. In addition, domestic heating and cooling sales (“DHC”) increased, and the U.A.E facility’s net sales were $10,313,000 in the current year quarter compared to $4,813,000 in the corresponding period of the prior year.

Gross margin increased to 23.8% in the current quarter from 22.6% in the prior-year quarter primarily due to production efficiencies.

Selling expenses increased to $591,000 or 1.5% of net sales in the current quarter from $473,000 or 1.7% of net sales for the prior-year quarter. This dollar increase was mainly due to increased staffing primarily in the U.A.E., the addition of the international sales manager in the U.S. and increased commission expense related to the domestic DHC sales.

General and administrative expenses increased to $2,523,000 or 6.5% of net sales in the current quarter from $1,594,000 or 5.7% of net sales for the prior-year quarter. The increase in general and administrative expenses was primarily due to the increased management incentive expense.

Six months ended July 31, 2008 vs. Six months ended July 31, 2007

Net sales of $69,364,000 for the six months increased 41.7% from $48,943,000 for the corresponding period in the prior year attributed to the significant increase in the backlog and achieving market traction in the U.A.E, as well the Gulf Cooperation Council (GCC) countries. In addition, DHC sales increased, and the U.A.E facility’s net sales were $16,840,000 in the current year compared to $8,067,000 in the corresponding period of the prior year.

Gross margin decreased for the six months to 21.1% in the current year from 22.2% in the prior year, primarily due to the increased DHC sales, which tend to have a lower margin than the oil and gas sales. The increased U.A.E. sales also had a lower mark-up than the prior-year’s work.

Selling expense increased to $1,193,000 or 1.7% of net sales in the current-year period from $943,000 or 1.9% of net sales in the prior-year period. The dollar increase was mainly due to additional staffing in the U.A.E. hired later in 2007, the related expenses of additional staff and increased commission expense related to the DHC sales.

General and administrative expense increased to $4,448,000 or 6.4% of net sales in the current-year period, compared with $3,058,000 or 6.2% net sales in the prior-year period. The dollar increase was primarily due to the increase in management incentive expense, additional staffing, administrative related expenses for the U.A.E. as well as higher bank fees.

Filtration Products Business

Three months ended July 31, 2008 vs. Three months ended July 31, 2007

Net sales for the quarter increased 35.1% to $28,197,000 from $20,873,000 in the comparable quarter in the prior year. The increase is due to the result of higher unit volume in all product lines primarily to domestic power generation customers.

Gross margin decreased to 14.0% in the current quarter from 17.1% in the prior-year quarter primarily due to the highly competitive marketplace, increasing cost of raw materials and manufacturing inefficiencies resulting from rapid sales growth.

Selling expenses increased to $1,960,000 from $1,938,000 for the comparable quarter last year. Selling expense decreased as a percentage of sales to 7.0% from 9.3% for the comparable quarter last year. The dollar increase was primarily due to additional selling personnel.

General and administrative expenses increased to $1,296,000 or 4.6% of net sales in the current quarter from $782,000 or 3.7% of net sales in the prior-year quarter. The increase was primarily due to the hiring of several new senior managers, increased professional service expense, and the loss on foreign currency exchange. The prior-year quarter included a gain of $67,000 on sale of assets.

Six months ended July 31, 2008 vs. Six months ended July 31, 2007

Net sales for the six months increased 14.2% to $54,014,000 from $47,310,000 in the corresponding period in the prior year. This increase was due to the result of higher unit volume in all product lines primarily to domestic power generation customers.

Gross margin decreased for the six months to 13.4% in the current year from 15.9% in the prior year, primarily due to the highly competitive marketplace, increasing cost of raw materials and manufacturing inefficiencies resulting from rapid sales growth.

Selling expense for the six months increased to $3,927,000 from $3,544,000 for the corresponding period in the prior year. Selling expense decreased as a percentage of net sales to 7.3% from 7.5% for the corresponding period in the prior year. The dollar increase was primarily due to additional selling personnel and travel expenses.

General and administrative expenses increased to $2,346,000 or 4.3% of net sales in the current year from $1,831,000 or 3.9% of net sales in the prior year. The change was primarily due to the hiring of several new senior managers, increased professional service expense, and the loss on foreign currency exchange.

Industrial Process Cooling Equipment Business

Three months ended July 31, 2008 vs. Three months ended July 31, 2007

Net sales of $7,973,000 for the quarter decreased 14.8% from $9,355,000 for the comparable quarter in the prior year due to lower demand for its products in the domestic plastics and printing markets.

Gross margin decreased to 23.9% in the current quarter from 24.8% in the prior-year quarter, primarily due to lower sales volume relative to fixed costs and product mix.

Selling expenses decreased to $967,000 or 12.1% of net sales in the current quarter from $1,390,000 or 14.9% of net sales in the prior-year quarter. This was primarily driven by decreased commission expense from lower sales and a reduction in staffing completed in the second half of the prior year.

General and administrative expenses increased in the current quarter to $1,243,000 or 15.6% of net sales from $982,000 or 10.5% of net sales in the prior-year quarter, primarily the result of increased new product development engineering expenses.

Six months ended July 31, 2008 vs. Six months ended July 31, 2007

Net sales of $17,040,000 for the six months decreased 9.3% from $18,797,000 for the corresponding period in the prior year primarily due to lower demand for its products in the plastic and domestic printing markets.

Gross margin increased to 25.2% in the current year from 24.1% in the prior year, primarily due to significant reduction in post sale customer support costs somewhat offset by unfavorable product mix and lower sales volume relative to fixed costs.

Selling expense decreased to $2,124,000 or 12.5% of net sales in the current-year period from $2,850,000 or 15.2% of net sales in the prior year. This was primarily driven by decreased commission expense from lower sales and due to a reduction in staffing completed in the second half of the prior year.

General and administrative expense increased to $2,518,000 or 14.8% of net sales in the current-year period from $2,135,000 or 11.4% of net sales in the prior year, primarily due to increased new product development engineering expenses.

General Corporate and Other

Included in Corporate and Other activity is a subsidiary, which engages in the installation of heating, ventilation and air conditioning (“HVAC”) systems, which is not sufficiently large to constitute a reportable segment. General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.

Three months ended July 31, 2008 vs. Three months ended July 31, 2007

Net sales of $2,788,000 for the quarter increased from $513,000 in the prior-year quarter. The sales were related to the start-up stage of the heating, ventilation and air conditioning (“HVAC”) systems business, which had a backlog (uncompleted firm orders) of $33,179,000 as of January 31, 2008.

General and administrative expenses decreased to $2,623,000 in the quarter from $2,646,000 in the prior-year quarter, and decreased as a percentage of total company net sales to 3.4% in the quarter from 4.5% in the prior-year quarter. The decrease was due mainly to decreased deferred compensation expense of $249,000 offset by additional staffing, incremental expenses of $124,000 incurred to comply with SOX 404 (including consulting fees) that were not incurred in 2007, and additional stock compensation expense of $86,000.

Interest expense, net of capitalized interest, increased to $654,000 for the quarter from $611,000 in the prior-year quarter due to increased borrowings.

Six months ended July 31, 2008 vs. Six months ended July 31, 2007

Year-to-date sales included $3,208,000 not related to the Company’s three reportable business segments.

General and administrative expense increased to $4,655,000 or 3.2% of consolidated net sales in the current-year six-month period from $4,175,000 or 3.6% in the prior-year period. The increase was mainly due to incremental expenses of $261,000 incurred to comply with SOX 404 (including consulting fees) that were not incurred in the first half of 2007, stock compensation expense of $206,000, and additional staffing, offset by a decrease in deferred compensation expense of $350,000.

Interest expense, net of capitalized interest, increased to $1,277,000 for the current-year period from $1,087,000 for the corresponding period in the prior year primarily due to increased borrowings. Capitalized interest of $132,000 was recorded 2008 and was attributable to the relocation of the Filtration Products business’ Cicero, Illinois operations to Bolingbrook, Illinois which occurred in the second and third quarters 2008.

Income Taxes

Taxes on earnings are based on estimated annual effective rates. The 31.9% effective tax rate at July 31, 2008 is less than the statutory U.S. federal income tax rate, mainly due to the anticipated utilization of the research and development tax credit carried over from prior years. The 24.6% effective tax rate at July 31, 2007 was lower, due to the impact of foreign income and tax rate differential, as well as the research and development tax taken in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2008 were $2,601,000 as compared to $2,665,000 at January 31, 2008. The Company used $898,000 from operations during the first six months of 2008. Operating cash flows increased by $11,812,000 from the corresponding period in the prior year. During the first six months of 2008, net borrowings of $14,718,000 were made from the Company’s credit facility. Exercise of stock options for the first six months of 2008 resulted in proceeds of $21,000.

Net sales in the first half of 2008 increased $27,728,000, or 23.9%, compared to the prior year period net sales. The higher sales contributed to the increased balances in trade accounts receivable, inventories, trade accounts payable, and customers’ deposits. Compared to January 31, 2008, trade receivables increased by $12,202,000 mainly in the Piping Systems business, inventories increased by $4,657,000 mainly in the Filtration Products business for orders expected to ship in later months.

Net cash used for investing activities for the six months ended July 31, 2008 was $13,912,000. Capital expenditures increased $10,984,000 from the prior year to $13,912,000. The Filtration Products business’ Cicero, Illinois operations are relocating in the summer of 2008 to a building, in Bolingbrook, Illinois, purchased in March 2008 for $6,400,000. Improvements and modifications are underway which are expected to cost an additional $1,600,000. The Company has or may finance such expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit.

Debt totaled $49,332,000, an increase of $15,092,000 since the beginning of the current fiscal year. The Company’s revolving line increased $13,774,000 since the beginning of the current fiscal year, primarily to fund inventory purchases for the increased sales. Net cash provided by financing activities were $12,748,000. Stock option activity resulted in $43,000 of cash inflow, which included $22,000 tax benefit of stock options exercised in addition to stock option proceeds of $21,000.

The Company’s working capital was approximately $59,001,000 at July 31, 2008 compared to approximately $39,544,000 at January 31, 2008. The change was primarily due to decreases in current maturities, increased accounts receivable trade and increased inventory offset by increases in accounts payable and customer deposits.

The Company’s current ratio was 2.0 to 1 for July 31, 2008 and 1.7 to 1 for January 31, 2008, respectively. Debt to total capitalization at July 31, 2008 increased to 43.6% from 36.4% at January 31, 2008.

At January 31, 2008, the Company was not in compliance with an earnings covenant (the “Covenant”) under the Loan Agreement.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s then current business plan beginning with the period ending July 31, 2008.  At July 31, 2008, while the Company was in compliance with the earnings portion of the Covenant, it was not in compliance with the restricted investment portion of the covenant under the Loan Agreement as defined below. A waiver was obtained for such noncompliance.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2008, the prime rate was 5.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of July 31, 2008, the Company had borrowed $22,356,000 and had $2,852,000 available to it under the revolving line of credit. In addition, $3,809,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2008, the amount of restricted cash was $584,000. Cash required for operations is provided by draw-downs on the line of credit.

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

New accounting pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities on February 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FAS 142-3 is effective for the Company beginning February 1, 2009. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

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

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, U.A.E., India and South Africa. At times the Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $123,100.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which are used in the production of the piping systems. The Company attempted to mitigate such risks by obtaining price commitments from its commodity suppliers and, when it appeared appropriate, purchasing quantities in advance of likely price increases.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Change in Internal Controls: There was a material weakness in internal control described in Item 9A of the Company’s January 31, 2008 10-K filed on April 30, 2008. The Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual income tax provisions were not deemed effective at October 31, 2007 and January 31, 2008 to ensure that amounts related to the income tax provisions were accurate. This material weakness resulted in an accounting error, which did not affect the Company's sales, operating expenses, or cash flow. However, the error did result in the understatement of income taxes, and overstatement of current assets, total assets, and net income for the interim fiscal period reported at October 31, 2007.

Other than the material weakness noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as discussed below.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting: As noted above, there was a material weakness in internal control described in Item 9A of the Company’s January 31, 2008 10-K filed on April 30, 2008. Beginning in 2005, the Company engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist the Company with calculation and review of its quarterly and annual income tax provisions and with its income tax compliance. To avoid recurrence of an error such as the one described above, the Company and Tax Advisor have changed the senior technical resources assigned to the engagement, implemented tax software, improved income tax accounting documentation, and adjusted the timing of quarterly and annual income tax accounting work.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will address the related material weakness that was identified as of January 31, 2008.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on June 19, 2008. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz and Dennis Kessler were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

	For	Against
David Unger	4,468,743	1,045,887
Henry M. Mautner	4,255,783	1,258,847
Bradley E. Mautner	4,468,943	1,045,687
Arnold F. Brookstone	4,456,283	1,058,347
Eugene Miller	4,256,283	1,258,347
Stephen B. Schwartz	4,455,558	1,059,072
Dennis Kessler	4,456,283	1,058,347

Item 6.	Exhibits
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
(32)	Section 1350 Certifications

(Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	September 09, 2008	s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 09, 2008	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)