Form 10-Q
period 2008-10-31
MFRI INC
filed 2008-12-10
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		October 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois			60714
(Address of principal executive offices)				(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer []	Accelerated filer	☒	Non-accelerated filer	[] Smaller reporting company []
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
On December 4, 2008, there were 6,798,970 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2008. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The results of operations for the quarter ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year ending January 31, 2009. One of the reasons for this is Piping Systems’ domestic, sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	$76,817	$65,086	$220,443	$180,984
Cost of sales	59,718	53,886	176,800	146,896
Gross profit	17,099	11,200	43,643	34,088

Operating expenses:
Selling expenses	3,630	3,749	10,874	11,085
General and administrative expenses	8,221	6,141	22,188	17,341
Total operating expenses	11,851	9,890	33,062	28,426

Income from operations	5,248	1,310	10,581	5,662

Income (loss) from joint venture	0	(27)	99	0
Interest expense, net	744	664	2,021	1,751
Income before income taxes	4,504	619	8,659	3,911

Income taxes	(184)	(364)	1,143	447
Net income	$4,688	$983	$7,516	$3,464
Weighted average number of common shares outstanding – basic	6,799	6,652	6,794	6,600
Weighted average number of common shares outstanding - diluted	6,854	6,880	6,872	6,832
Basic earnings per share: Net income	$0.69	$0.15	$1.11	$0.53
Diluted earnings per share: Net income	$0.68	$0.15	$1.09	$0.51

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2008	January 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,690	$2,665
Restricted cash	782	565
Inventories, net	59,283	43,013
Trade accounts receivable, less allowance for doubtful accounts of $349 at October 31, 2008 and $384 at January 31, 2008	53,745	39,587
Prepaid expenses and other current assets	6,190	2,240
Costs and estimated earnings in excess of billings on uncompleted contracts	2,550	4,449
Deferred income taxes	2,440	2,488
Accounts receivable – related companies	458	250
Income taxes receivable	213	690
Total current assets	128,351	95,947

Property, plant and equipment, net of accumulated depreciation	47,674	35,401

Other assets:
Goodwill	2,581	2,826
Cash surrender value of officers’ life insurance policies	1,666	1,977
Deferred tax asset	1,219	2,421
Deposits	443	1,153
Patents, net of accumulated amortization	332	349
Other assets	492	338
Total other assets	6,733	9,064
Total Assets	$182,758	$140,412

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$27,839	$22,758
Customer deposits	12,296	3,972
Commissions payable	8,792	6,294
Accrued compensation and payroll taxes	3,448	2,970
Other accrued liabilities	3,309	3,276
Current maturities of long-term debt	2,812	14,532
Billings in excess of costs and estimated earnings on uncompleted contracts	2,237	2,552
Accounts payable – related company	53	49
Total current liabilities	60,786	56,403

Long-term liabilities:
Long-term debt, less current maturities	53,054	19,708
Deferred compensation liability	2,412	3,243
Other long term liabilities	1,466	1,278
Total long-term liabilities	56,932	24,229

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares at October 2008 and January 2008; 6,799 issued and outstanding at October 2008 and 6,787 issued and outstanding at January 2008	68	68
Additional paid-in capital	46,736	46,551
Retained earnings	19,749	12,234
Accumulated other comprehensive (loss) income	(1,513)	927
Total stockholders’ equity	65,040	59,780
Total Liabilities and Stockholders’ Equity	$182,758	$140,412

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2008	2007
Operating activities:
Net income	$7,516	$3,464
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,153	3,351
Deferred income taxes	1,207	(203)
Stock-based compensation expense	627	331
Change in cash surrender value of deferred compensation plan	310	(668)
(Gain) loss on sale of fixed assets	(174)	11
Income from joint venture	(99)	0
Provision for uncollectible accounts	(11)	97
Gain on sale of marketable securities	0	(258)
Changes in operating assets and liabilities:
Inventories	(15,702)	(6,059)
Accounts receivable	(15,010)	(9,530)
Current liabilities	8,899	4,420
Customers’ deposits	8,317	859
Prepaid expenses and other current assets	(4,471)	(346)
Income taxes payable	651	(65)
Accrued compensation and payroll taxes	2,780	521
Other assets and liabilities	(70)	1,019
Net cash used in operating activities	(1,077)	(3,056)

Investing activities:
Purchases of property, plant and equipment	(17,217)	(4,522)
Proceeds from sales of property, plant and equipment	292	29
Distributions from joint venture	0	286
Proceeds from sales of marketable securities	0	258
Net cash used in investing activities	(16,925)	(3,949)

Financing activities:
Borrowings under revolving, term and mortgage loans	101,894	58,289
Repayment of debt	(79,138)	(66,234)
Net borrowings (repayment)	22,756	(7,945)
Decrease in cash overdrafts	(3,084)	(2,583)
Tax (expense) benefit of stock options exercised	(480)	814
Stock options exercised	37	489
Payments on capitalized lease obligations	(7)	(144)
Issuance of stock	0	18,332
Net cash provided by financing activities	19,222	8,963

Effect of exchange rate changes on cash and cash equivalents	(1,195)	142
Net increase in cash and cash equivalents	25	2,100
Cash and cash equivalents – beginning of period	2,665	565
Cash and cash equivalents – end of period	$2,690	$2,665

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,900 *	$1,778
Income taxes paid	278	424
* Interest of $2,052 paid during the period included $152 that was capitalized.

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2008

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

2.	Equity-based compensation: At October 31, 2008, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Effective February 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not vested as of, February 1, 2006 based on the fair value at grant date estimated in accordance with SFAS 123. The Company has awarded 155,600 shares stock-based compensation to employees, officers or directors during the nine-month period ended October 31, 2008. The stock-based compensation expense was as follows:

(In thousands)	2008	2007
Three-month period ended October 31st	$252	$162
Nine-month period ended October 31st	627	331

The fair values of the option awards granted prior to, but not vested as of, October 31, 2008 and 2007 respectively, were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Nine Months Ended October 31, 2008	Nine Months Ended October 31, 2007
Expected volatility	46.81% - 63.64%	46.81% - 52.23%
Risk-free interest rate	2.80% - 5.16%	2.93% - 5.16%
Dividend yield	0%	0%
Expected life	5 - 7 years	5 - 7 years

Stock option activity for the nine months ended October 31, 2008 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2008	436,592	$13.59		$2,902,600
Granted	155,600	17.41		0
Exercised	(11,650)	3.15		46,447
Expired or forfeited	(11,175)	25.54		0
Outstanding on October 31, 2008	569,367	$14.62	7.4 years	$580,550
Exercisable on October 31, 2008	263,592	$8.27	5.5 years	$580,550
Weighted-average fair value of options granted during first nine months of 2008		9.48

The weighted-average exercise price per nonvested stock award at grant date was $17.41 per share for the nonvested stock awards granted in 2008. Nonvested stock award activity for the nine months ended October 31, 2008 was as follows:

Nonvested Stock Outstanding
Outstanding on January 31, 2008	212,025
Granted	155,600
Released	(51,175)
Expired or forfeited	(10,675)
Outstanding on October 31, 2008	305,775

As of October 31, 2008, there was $2,864,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the equity-based compensation plans. That cost is expected to be recognized over a period of 3.5 years.

3.	Inventories consisted of the following:
(In thousands)	October 31, 2008	January 31, 2008
Raw materials	$43,278	$34,044
Work in progress	9,799	4,569
Finished goods	7,057	5,756
Sub total	60,134	44,369
Less: Inventory allowance	851	1,356
Inventory, net	$59,283	$43,013

4.

Goodwill: The Company reviews the carrying value of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and other intangible assets with indefinite lives be analyzed for impairment on an annual basis or when there is reason to suspect that their values have been impaired. The Company performs the annual goodwill impairment test as of February 1 of each year. For the evaluation, the fair value was determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. Based upon the Company’s evaluation performed February 1, 2008, no impairment of goodwill was required. As of October 31, 2008 and January 31, 2008, $1,100,000 of goodwill was allocated to the Industrial Process Cooling Equipment segment. As of October 31, 2008 and January 31, 2008, $1,481,000 and $1,726,000, respectively, was allocated to the Filtration Products segment. The change in goodwill was due to foreign currency translation (see below).

(In thousands)	October 31, 2008	January 31, 2008
Balance at beginning of year	$2,826	$2,613
Foreign currency translation effect	(245)	213
Balance at end of year	$2,581	$2,826

5.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,491,000 at October 31, 2008 and $2,447,000 at January 31, 2008. Accumulated amortization was $2,159,000 and $2,098,000 at October 31, 2008 and January 31, 2008, respectively. Future amortization over the next five years ending January 31 will be $26,000 in the balance of 2009, $99,000 in 2010, $105,000 in 2011, $25,000 in 2012, $20,000 in 2013 and $57,000 thereafter.

6.

Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at October 31, 2008 and January 31, 2008 was $3,189,777 and $3,912,100, respectively. Net cost recognized was as follows:

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$32	$28	$94	$85
Interest cost	60	56	178	167
Expected return on plan assets	(77)	(76)	(231)	(229)
Amortization of prior service cost	26	27	80	81
Recognized actuarial loss	6	0	20	0
Net periodic benefit cost	$47	$35	$141	$104

Employer contributions remaining for fiscal year ending January 31, 2009 of $38,817 were paid November 2008. For the nine months ended October 31, 2008, $116,600 contributions were made.

7.

The basic weighted average shares reconciled to diluted weighted average shares as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share information and number of options)	2008	2007	2008	2007
Net income	$4,688	$983	$7,516	$3,464
Basic weighted average number of common shares outstanding	6,799	6,652	6,794	6,600
Dilutive effect of stock options (in thousands)	55	228	78	232
Weighted average number of common shares outstanding assuming full dilution	6,854	6,880	6,872	6,832
Basic earnings per share net income	$0.69	$0.15	$1.11	$0.53
Diluted earnings per share net income	$0.68	$0.15	$1.09	$0.51

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	294,300	142,900	286,800	142,900

Stock options with an exercise price below the average market price	275,067	427,942	277,567	427,942

As of December 4, 2008, a total of 11,650 stock options have been exercised since February 1, 2008.

8.	The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2008	2007	2008	2007
Net income	$4,688	$983	$7,516	$3,464
Foreign currency translation adjustment	(3,226)	574	(2,440)	1,033
Unrealized gain on marketable securities	0	0	0	(184)
Interest rate swap	0	0	0	2
Comprehensive income	$1,462	$1,557	$5,076	$4,315

Accumulated other comprehensive (loss) income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2008	January 31, 2008
Accumulated translation adjustment	$(726)	$1,714
Minimum pension liability adjustment (net of cumulative tax benefit of $483)	(787)	(787)
Accumulated other comprehensive (loss) income	$(1,513)	$927

9.

Business Segment Reporting: The Company has three reportable segments under the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Piping Systems Business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The Filtration Products Business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The Industrial Process Cooling Equipment Business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in Corporate and Other activity is a subsidiary, which engages in the installation of heating, ventilation and air conditioning (“HVAC”) systems, but which is not sufficiently large to constitute a reportable segment.

(In thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales:
Piping Systems	$37,703	$29,584	$107,067	$78,528
Filtration Products	25,400	25,421	79,414	72,731
Industrial Process Cooling Equipment	8,692	9,665	25,732	28,462
Corporate and Other	5,022	416	8,230	1,263
Total net sales	$76,817	$65,086	$220,443	$180,984
Gross profit (loss):
Piping Systems	$11,324	$5,614	$25,980	$16,469
Filtration Products	2,872	3,033	10,099	10,571
Industrial Process Cooling Equipment	2,299	2,557	6,598	7,085
Corporate and Other	604	(4)	966	(37)
Total gross profit	$17,099	$11,200	$43,643	$34,088
Income (loss) from operations:
Piping Systems	$7,453	$3,398	$16,467	$10,251
Filtration Products	(196)	10	758	2,173
Industrial Process Cooling Equipment	362	69	19	(388)
Corporate and Other	(2,371)	(2,167)	(6,663)	(6,374)
Income from operations	$5,248	$1,310	$10,581	$5,662
Income (loss) before income taxes:
Piping Systems	$7,453	$3,371	$16,566	$10,251
Filtration Products	(196)	10	758	2,173
Industrial Process Cooling Equipment	362	69	19	(388)
Corporate and Other	(3,115)	(2,831)	(8,684)	(8,125)
Income before income taxes	$4,504	$619	$8,659	$3,911

10.

Related Party Transactions: In prior years, the Company provided certain services and facilities to a company primarily owned by two principal stockholders who are also members of management of the Company.

On June 28, 2007, the Company loaned the joint venture $100,000. The loan and interest were paid in 2008.

Related companies balances were as follows:

(In thousands)	October 31, 2008	January 31, 2008
Related companies accounts receivable:
Affiliate	$144	$147
Joint Venture	314	103
	$458	$250

Related Affiliate’s accounts payable	$53	$49

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

Changes in the warranty liability are summarized below:

(In thousands)	Nine Months Ended October 31, 2008	Year Ended January 31, 2008
Product warranty liability at beginning of year	$1,387	$1,259
Accruals related to product warranties	823	2,964
Reductions for payments	(863)	(2,669)
Changes for pre-existing warranties	(231)	(167)
Product warranty liability at end of period	$1,116	$1,387

12.

New accounting pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities on February 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FAS 142-3 is effective for the Company beginning February 1, 2009. The Company does not expect the provisions to have a material effect on its consolidated financial statements.

The Company adopted SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” on February 1, 2008. SFAS 157-1 removes leasing transactions accounted for under FAS No. 13 “Accounting for Leases” and related guidance from the scope of FAS No. 157 “Fair Value Measurements”.  The adoption of SFAS 157-1 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” (SFAS 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The Company does not expect the adoption of SFAS 157-2 to have a material effect on its consolidated financial statements.

In October 2008, the FASB issued SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” and was effective on issuance. SFAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. The adoption of SFAS 157-3 did not have a material effect on the Company’s consolidated financial statements.

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

13.

Debt: At January 31, 2008, the Company was not in compliance with an earnings covenant (the “Covenant”) under the Loan Agreement as defined below.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s then current business plan beginning with the period ending July 31, 2008.  At October 31, 2008, the Company was in compliance with all Loan Agreement Covenants.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2008, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of October 31, 2008, the Company had borrowed $26,205,000 and had $4,271,000 available to it under the revolving line of credit. In addition, $1,226,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2008, the amount of restricted cash was $782,000. Cash required for operations is provided by draw-downs on the line of credit.

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

RESULTS OF OPERATIONS

MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three distinct reportable business segments: Piping Systems, Filtration Products, and Industrial Process Cooling Equipment. Piping Systems’ domestic sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters. The Company’s other businesses do not demonstrate seasonality. The Company website address is www.mfri.com.  All filings with the SEC are available free of charge at www.sec.gov as soon as reasonably practicable after they have been filed with, or furnished to, the SEC.

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

Three months ended October 31, 2008 vs. Three months ended October 31, 2007

Net sales of $76,817,000 for the quarter increased 18.0% from $65,086,000 for the corresponding quarter in the prior year. (See discussion of each business segment below.)

Gross profit of $17,099,000 increased 52.7% from $11,200,000 in the prior-year quarter, and gross margin increased to 22.3% in the current-year quarter from 17.2% in the prior-year quarter. (See discussion of each business segment below.)

Selling expenses decreased 3.2% to $3,630,000 for the quarter from $3,749,000 in the prior-year quarter. This was primarily driven by the Industrial Process Cooling Equipment business, which had decreased commission expense from lower sales and a reduction in staffing completed in the second half of the prior year. (See discussion of each business segment below.)

General and administrative expenses increased 33.9% to $8,221,000 for the quarter from $6,141,000 in the prior-year quarter. The increase was mainly due to increased profit-based management incentive expense, increased bank fees, and additional stock compensation expense. (See discussion of each business segment below.)

Net income increased to $4,688,000 in the current quarter from $983,000 in the prior-year quarter primarily due to increased sales, the reasons summarized above and discussed in more detail below.

Nine months ended October 31, 2008 vs. Nine months ended October 31, 2007

Net sales of $220,443,000 for the nine months increased 21.8% from $180,984,000 for the corresponding period in the prior year. (See discussion of each business segment below.)

Gross profit of $43,643,000 for the nine months increased 28.0% from $34,088,000 for the corresponding period in the prior year, while gross margin increased to 19.8% in the current year from 18.9% in the prior year. (See discussion of each business segment below.)

Selling expenses decreased 0.2% to $10,874,000 for the nine months from $11,085,000 for the corresponding period in the prior year. This was primarily driven by the Industrial Process Cooling Equipment business, which had decreased commission expense from lower sales and a reduction in staffing completed in the second half of the prior year. (See discussion of each business segment below.)

General and administrative expenses increased 28.0% to $22,188,000 for the nine months from $17,341,000 for the corresponding period in the prior year. The increase was mainly due to increased profit-based management incentive expense, increased bank fees, additional stock compensation expense and incremental expenses of $259,000 incurred to comply with Sarbanes-Oxley 404 (including consulting fees), that were not incurred in 2007 offset by a decrease in the deferred compensation expense of $410,000. (See discussion of each business segment below.)

Net income increased to $7,516,000 for the nine months from $3,464,000 for the corresponding period in the prior year primarily due to increased sales, the reasons summarized above and discussed in more detail below.

Piping Systems Business

Piping Systems’ domestic sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters.

Three months ended October 31, 2008 vs. Three months ended October 31, 2007

Net sales increased 27.4% to $37,703,000 in the current quarter from $29,584,000 in the prior-year quarter, attributed primarily to achieving market traction in the United Arab Emirates (“U.A.E.”) and the Gulf Cooperation Council (GCC) countries. The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed to the increase.

Gross margin increased to 30.0% in the current quarter from 19.0% in the prior-year quarter primarily due to production efficiencies in both the domestic and international operations. Margins in the U.A.E., improved with the increased volume without corresponding increases in fixed expenses, and margins also increased due to the gross profit from the India pipeline project.

Selling expenses increased to $708,000 or 1.9% of net sales in the current quarter from $590,000 or 2.0% of net sales for the prior-year quarter. This dollar increase was mainly due to increased staffing primarily in the U.A.E., and increased commission expense related to the domestic district heating and cooling (“DHC”) sales.

General and administrative expenses increased to $3,163,000 or 8.4% of net sales in the current quarter from $1,627,000 or 5.5% of net sales for the prior-year quarter. The increase in general and administrative expenses was primarily due to the increased profit-based management incentive expense, additional administrative costs in the India pipeline project, increased bank fees and a loss in foreign currency exchange.

Nine months ended October 31, 2008 vs. Nine months ended October 31, 2007

Net sales of $107,067,000 for the nine months increased 36.3% from $78,528,000 for the corresponding period in the prior year, attributed to achieving market traction in the U.A.E., as well the GCC countries. The U.A.E. facility’s net sales were $31,279,000 in the current year compared to $16,601,000 in the corresponding period of the prior year. In addition, DHC sales increased, and the India pipeline project had sales of $4,102,000. As of October 31, 2008, the Company had completed one fourth of the contract.

Gross margin increased for the nine months to 24.3% in the current year from 21.0% in the prior year, primarily due to production efficiencies in both the domestic and international operations. Margins in the U.A.E. improved with the increased volume without corresponding increases in fixed expenses.

Selling expense increased to $1,902,000 or 1.8% of net sales in the current-year period from $1,533,000 or 2.0% of net sales in the prior-year period. The increase was mainly due to increased staffing primarily in the U.A.E. and the addition of the international sales manager in the U.S.

General and administrative expense increased to $7,611,000 or 7.1% of net sales in the current-year period, compared with $4,685,000 or 6.0% net sales in the prior-year period. The increase was primarily due to the increase in profit-based management incentive expense, additional administrative costs in the India pipeline project, increased bank fees and a loss in foreign currency exchange.

Filtration Products Business

Three months ended October 31, 2008 vs. Three months ended October 31, 2007

Net sales for the quarter remained the same at $25,400,000 from $25,421,000 in the comparable quarter in the prior year. Strong sales continued in all product lines, even though sales for this quarter were adversely impacted from production downtime associated with the relocation to the Bolingbrook facility.

Gross margin decreased to 11.3% in the current quarter from 11.9% in the prior-year quarter primarily due to the highly competitive marketplace, increasing cost of raw materials and manufacturing costs resulting from the relocation to the Bolingbrook facility.

Selling expenses increased to $1,890,000 from $1,812,000 for the comparable quarter last year. Selling expense increased as a percentage of sales to 7.4% from 7.1% for the comparable quarter last year. The increase was primarily due to additional selling personnel.

General and administrative expenses slightly decreased to $1,178,000 or 4.6% of net sales in the current quarter from $1,211,000 or 4.7% of net sales in the prior-year quarter.

Nine months ended October 31, 2008 vs. Nine months ended October 31, 2007

Net sales for the nine months increased 9.2% to $79,414,000 from $72,731,000 in the corresponding period in the prior year. This increase was due to the result of higher unit volume in all product lines, primarily to domestic power generation customers.

Gross margin decreased for the nine months to 12.7% in the current year from 14.8% in the prior year, primarily due to the highly competitive marketplace, increasing cost of raw materials and manufacturing inefficiencies resulting from the relocation to the Bolingbrook facility.

Selling expense for the nine months increased to $5,817,000 from $5,354,000 for the corresponding period in the prior year. Selling expense decreased as a percentage of net sales to 7.3% from 7.4% for the corresponding period in the prior year. The dollar increase was primarily due to additional selling personnel, travel and advertising expenses.

General and administrative expenses increased to $3,524,000 or 4.4% of net sales in the current year from $3,043,000 or 4.2% of net sales in the prior year. The increase was primarily due to the hiring of several new senior managers and increased professional service expense.

Industrial Process Cooling Equipment Business

Three months ended October 31, 2008 vs. Three months ended October 31, 2007

Net sales of $8,692,000 for the quarter decreased 10.1% from $9,665,000 for the comparable quarter in the prior year due to lower demand for its products in the domestic plastics and printing markets.

Gross margin decreased to 22.6% in the current quarter from 26.5% in the prior-year quarter, primarily due to lower sales volume relative to fixed costs and product mix.

Selling expenses decreased to $1,031,000 or 11.9% of net sales in the current quarter from $1,347,000 or 13.9% of net sales in the prior-year quarter. This was primarily driven by decreased commission expense from lower sales and a reduction in staffing completed in the second half of the prior year.

General and administrative expenses decreased in the current quarter to $906,000 or 10.4% of net sales from $1,141,000 or 11.8% of net sales in the prior-year quarter, as increased new product development expenses were offset by a gain on the sale of assets.

Nine months ended October 31, 2008 vs. Nine months ended October 31, 2007

Net sales of $25,732,000 for the nine months decreased 9.6% from $28,462,000 for the corresponding period in the prior year primarily due to lower demand for its products in the plastic and domestic printing markets.

Gross margin decreased to 24.3% in the current year from 24.9% in the prior year, primarily due to unfavorable change in product mix and lower sales volume relative to fixed costs, partially offset by significant reduction in post sale customer support costs.

Selling expense decreased to $3,155,000 or 12.3% of net sales in the current-year period from $4,197,000 or 14.7% of net sales in the prior year. This was primarily driven by decreased commission expense from lower sales and due to a reduction in staffing completed in the second half of the prior year.

General and administrative expense increased to $3,424,000 or 13.3% of net sales in the current-year period from $3,276,000 or 11.5% of net sales in the prior year, primarily due to increased new product development engineering expenses.

General Corporate and Other

Included in Corporate and Other activity is a subsidiary, which engages in the installation of heating, ventilation and air conditioning (“HVAC”) systems, but which is not sufficiently large to constitute a reportable segment. General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.

Three months ended October 31, 2008 vs. Three months ended October 31, 2007

Net sales of $5,022,000 for the quarter increased from $416,000 in the prior-year quarter. The sales were related to the start-up stage of the heating, ventilation and air conditioning (“HVAC”) systems business, which had a backlog (uncompleted firm orders) of $33,179,000 as of January 31, 2008.

General and administrative expenses increased to $2,974,000 in the quarter from $2,162,000 in the prior-year quarter, and increased as a percentage of total company net sales to 3.9% in the quarter from 3.3% in the prior-year quarter. The increase was due mainly to increased profit-based management incentive expense, and additional stock compensation expense of $91,000 offset by a decrease in deferred compensation expense of $60,000.

Interest expense, net of capitalized interest, increased to $745,000 for the quarter from $664,000 in the prior-year quarter due to increased borrowings.

Nine months ended October 31, 2008 vs. Nine months ended October 31, 2007

Net sales of $8,230,000 for the year increased from $1,263,000 in the prior-year. The sales were related to the start-up stage of the HVAC systems business.

General and administrative expense increased to $7,629,000 or 3.5% of consolidated net sales in the current-year nine-month period from $6,337,000 or 3.5% in the prior-year period. The increase was mainly due to the profit-based increased management incentive expense, increased incremental expenses of $259,000 incurred to comply with SOX 404 (including consulting fees) that were not incurred in the first half of 2007, stock compensation expense of $296,000, and additional staffing, offset by a decrease in deferred compensation expense of $410,000.

Interest expense, net of capitalized interest, increased to $2,022,000 for the current-year period from $1,751,000 for the corresponding period in the prior year primarily due to increased borrowings. Capitalized interest of $152,000 was recorded in 2008 and was attributable to the building preparations for the relocation of the Filtration Products business’ Cicero, Illinois operations to Bolingbrook, Illinois which occurred in the second and third quarters of 2008. The building was purchased in March 2008 for $6,400,000, and improvements and modifications cost an additional $1,600,000.

Income Taxes

Taxes on earnings are based on estimated annual effective rates. The 13.2% effective tax rate at October 31, 2008 is less than the statutory U.S. federal income tax rate, mainly due to the impact of tax-free foreign income and tax rate differential. The Company does not anticipate the utilization of the research and development tax credit carried over from prior years in this year but does anticipate the utilization in future years.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2008 were $2,690,000 as compared to $2,665,000 at January 31, 2008. The Company used $1,077,000 from operations during the first nine months of 2008. Operating cash flows increased by $1,979,000 from the corresponding period in the prior year. During the first nine months of 2008, net borrowings of $22,756,000 were made from mortgages and the Company’s credit facility. Exercise of stock options for the first nine months of 2008 resulted in proceeds of $37,000.

Net sales in the first nine months of 2008 increased $39,459,000, or 21.8%, compared to the prior year period net sales. The higher sales contributed to the increased balances in trade accounts receivable, inventories, trade accounts payable, and customers’ deposits. Compared to January 31, 2008, trade receivables increased by $15,010,000 mainly in the Piping Systems business, inventories increased by $15,702,000 mainly in the Piping Systems business for orders expected to ship in later months.

Net cash used for investing activities for the nine months ended October 31, 2008 was $16,925,000. Capital expenditures increased $12,695,000 from the prior year to $17,217,000. The Filtration Products business’ Cicero, Illinois operations relocated in the summer of 2008 to a building in Bolingbrook, Illinois, purchased in March 2008 for $6,400,000. Improvements and modifications cost an additional $1,600,000. The Company has financed such expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit.

Debt totaled $55,866,000, an increase of $21,626,000 since the beginning of the current fiscal year. The Company’s borrowing under its revolving line increased $17,623,000 since the beginning of the current fiscal year, primarily to fund inventory purchases for the increased sales. Net cash provided by financing activities was $19,222,000. Stock option activity resulted in $443,000 of cash outflow, which included $480,000 tax expense of stock options exercised in addition to stock option proceeds of $37,000.

The Company’s working capital was approximately $67,565,000 at October 31, 2008 compared to approximately $39,544,000 at January 31, 2008. The change was primarily due to decreases in current maturities, increased trade accounts receivable and increased inventory offset by increases in trade accounts payable and customer deposits.

The Company’s current ratio was 2.1 to 1 for October 31, 2008 and 1.7 to 1 for January 31, 2008, respectively. Debt to total capitalization at October 31, 2008 increased to 46.2% from 36.4% at January 31, 2008.

At January 31, 2008, the Company was not in compliance with an earnings covenant (the “Covenant”) under the Loan Agreement as defined below.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s then current business plan beginning with the period ending July 31, 2008.  At October 31, 2008, the Company was in compliance with all Loan Agreement Covenants.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2008, the prime rate was 4.00%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. As of October 31, 2008, the Company had borrowed $26,205,000 and had $5,263,000 available to it under the revolving line of credit. In addition, $1,226,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2008, the amount of restricted cash was $782,000. Cash required for operations is provided by draw-downs on the line of credit.

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

New accounting pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities on February 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FAS 142-3 is effective for the Company beginning February 1, 2009. The Company does not expect the provisions to have a material effect on its consolidated financial statements.

The Company adopted SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” on February 1, 2008. SFAS 157-1 removes leasing transactions accounted for under FAS No. 13 “Accounting for Leases” and related guidance from the scope of FAS No. 157 “Fair Value Measurements”.  The adoption of SFAS 157-1 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 “Fair Value Measurements” (SFAS 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The Company does not expect the adoption of SFAS 157-2 to have a material effect on its consolidated financial statements.

In October 2008, the FASB issued SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” and was effective on issuance. SFAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. The adoption of SFAS 157-3 did not have a material effect on the Company’s consolidated financial statements.

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

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, U.A.E., India and South Africa. At times the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $125,000.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which are used in the production of the piping systems. The Company attempted to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appeared appropriate, purchasing quantities in advance of likely price increases.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits
10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement.

31	Rule 13a – 14(a)/15d – 14(a) Certifications
(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32	Section 1350 Certifications

(Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	December 10, 2008	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 10, 2008	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)