Form 10-Q/A
period 2008-10-31
MFRI INC
filed 2008-12-19
CIK 914122

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

EXPLANATORY NOTE

This amendment is being filed to correct a typographical error in stock options not included in the computation of diluted earnings (see Note 7) and to correct a typographical error in the Industrial Process Cooling Equipment section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  Subsequent to the issuance of the October 31, 2008 Form 10Q, management determined that Note 7 and that the gross margin percentages for the three and nine months ending October 31, 2008 were incorrect due to a typographical error that affected one amount and two percentage figures.  These amounts were revised to reflect the correct stock options not included in the computation of diluted earnings and correct gross margin percentages.  Gross margin for the three months ended October 31, 2008 remained level compared to the prior-year period.  Gross margin for the nine months ended October 31, 2008 increased compared to the prior-year period due to significant reduction in post-sale customer support costs, which was partially offset by an unfavorable change in product mix and by lower sales volume.  These typographical errors did not affect the Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Balance Sheets (Unaudited),  Condensed Consolidated Statements of Cash Flows (Unaudited), and Notes to Condensed Consolidated Financial Statements (Unaudited).

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

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	$76,817	$65,086	$220,443	$180,984
Cost of sales	59,718	53,886	176,800	146,896
Gross profit	17,099	11,200	43,643	34,088

Operating expenses:
Selling expenses	3,630	3,749	10,874	11,085
General and administrative expenses	8,221	6,141	22,188	17,341
Total operating expenses	11,851	9,890	33,062	28,426

Income from operations	5,248	1,310	10,581	5,662

Income (loss) from joint venture	0	(27)	99	0
Interest expense, net	744	664	2,021	1,751
Income before income taxes	4,504	619	8,659	3,911

Income taxes	(184)	(364)	1,143	447
Net income	$4,688	$983	$7,516	$3,464
Weighted average number of common shares outstanding – basic	6,799	6,652	6,794	6,600
Weighted average number of common shares outstanding - diluted	6,854	6,880	6,872	6,832
Basic earnings per share: Net income	$0.69	$0.15	$1.11	$0.53
Diluted earnings per share: Net income	$0.68	$0.15	$1.09	$0.51

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	October 31, 2008	January 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,690	$2,665
Restricted cash	782	565
Inventories, net	59,283	43,013
Trade accounts receivable, less allowance for doubtful accounts of $349 at October 31, 2008 and $384 at January 31, 2008	53,745	39,587
Prepaid expenses and other current assets	6,190	2,240
Costs and estimated earnings in excess of billings on uncompleted contracts	2,550	4,449
Deferred income taxes	2,440	2,488
Accounts receivable – related companies	458	250
Income taxes receivable	213	690
Total current assets	128,351	95,947

Property, plant and equipment, net of accumulated depreciation	47,674	35,401

Other assets:
Goodwill	2,581	2,826
Cash surrender value of officers’ life insurance policies	1,666	1,977
Deferred tax asset	1,219	2,421
Deposits	443	1,153
Patents, net of accumulated amortization	332	349
Other assets	492	338
Total other assets	6,733	9,064
Total Assets	$182,758	$140,412

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$27,839	$22,758
Customer deposits	12,296	3,972
Commissions payable	8,792	6,294
Accrued compensation and payroll taxes	3,448	2,970
Other accrued liabilities	3,309	3,276
Current maturities of long-term debt	2,812	14,532
Billings in excess of costs and estimated earnings on uncompleted contracts	2,237	2,552
Accounts payable – related company	53	49
Total current liabilities	60,786	56,403

Long-term liabilities:
Long-term debt, less current maturities	53,054	19,708
Deferred compensation liability	2,412	3,243
Other long term liabilities	1,466	1,278
Total long-term liabilities	56,932	24,229

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares at October 2008 and January 2008; 6,799 issued and outstanding at October 2008 and 6,787 issued and outstanding at January 2008	68	68
Additional paid-in capital	46,736	46,551
Retained earnings	19,749	12,234
Accumulated other comprehensive (loss) income	(1,513)	927
Total stockholders’ equity	65,040	59,780
Total Liabilities and Stockholders’ Equity	$182,758	$140,412

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2008	2007
Operating activities:
Net income	$7,516	$3,464
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,153	3,351
Deferred income taxes	1,207	(203)
Stock-based compensation expense	627	331
Change in cash surrender value of deferred compensation plan	310	(668)
(Gain) loss on sale of fixed assets	(174)	11
Income from joint venture	(99)	0
Provision for uncollectible accounts	(11)	97
Gain on sale of marketable securities	0	(258)
Changes in operating assets and liabilities:
Inventories	(15,702)	(6,059)
Trade accounts receivable	(15,010)	(9,530)
Current liabilities	8,899	4,420
Customers’ deposits	8,317	859
Prepaid expenses and other current assets	(4,471)	(346)
Income taxes payable	651	(65)
Accrued compensation and payroll taxes	2,780	521
Other assets and liabilities	(70)	1,019
Net cash used in operating activities	(1,077)	(3,056)

Investing activities:
Purchases of property, plant and equipment	(17,217)	(4,522)
Proceeds from sales of property, plant and equipment	292	29
Distributions from joint venture	0	286
Proceeds from sales of marketable securities	0	258
Net cash used in investing activities	(16,925)	(3,949)

Financing activities:
Borrowings under revolving, term and mortgage loans	101,894	58,289
Repayment of debt	(79,138)	(66,234)
Net borrowings (repayment)	22,756	(7,945)
Decrease in cash overdrafts	(3,084)	(2,583)
Tax (expense) benefit of stock options exercised	(480)	814
Stock options exercised	37	489
Payments on capitalized lease obligations	(7)	(144)
Issuance of stock	0	18,332
Net cash provided by financing activities	19,222	8,963

Effect of exchange rate changes on cash and cash equivalents	(1,195)	142
Net increase in cash and cash equivalents	25	2,100
Cash and cash equivalents – beginning of period	2,665	565
Cash and cash equivalents – end of period	$2,690	$2,665

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,900 *	$1,778
Income taxes paid	278	424
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

7.

The basic weighted average shares reconciled to diluted weighted average shares as follows:

The Company has corrected a typographical error in stock options not included in the computation of diluted earnings.  The error did not affect the Registrant's basic and diluted earnings per share net income.

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share information and number of options)	2008	2007	2008	2007
Net income	$4,688	$983	$7,516	$3,464
Basic weighted average number of common shares outstanding	6,799	6,652	6,794	6,600
Dilutive effect of stock options (in thousands)	55	228	78	232
Weighted average number of common shares outstanding assuming full dilution	6,854	6,880	6,872	6,832
Basic earnings per share net income	$0.69	$0.15	$1.11	$0.53
Diluted earnings per share net income	$0.68	$0.15	$1.09	$0.51

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	294,300	142,900	291,800	142,900

Stock options with an exercise price below the average market price	275,067	427,942	277,567	427,942

As of December 4, 2008, a total of 11,650 stock options have been exercised since February 1, 2008.

8.	The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2008	2007	2008	2007
Net income	$4,688	$983	$7,516	$3,464
Foreign currency translation adjustment	(3,226)	574	(2,440)	1,033
Unrealized gain on marketable securities	0	0	0	(184)
Interest rate swap	0	0	0	2
Comprehensive income	$1,462	$1,557	$5,076	$4,315

Accumulated other comprehensive (loss) income presented on the accompanying condensed consolidated balance sheets consists of the following:

(In thousands)	October 31, 2008	January 31, 2008
Accumulated translation adjustment	$(726)	$1,714
Minimum pension liability adjustment (net of cumulative tax benefit of $483)	(787)	(787)
Accumulated other comprehensive (loss) income	$(1,513)	$927

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

Industrial Process Cooling Equipment Business

The Company has corrected a typographical error in gross margin percentages.  The error did not affect the Registrant's sales, expenses, cash flows, or business prospects.

Three months ended October 31, 2008 vs. Three months ended October 31, 2007

Net sales of $8,692,000 for the quarter decreased 10.1% from $9,665,000 for the comparable quarter in the prior year due to lower demand for its products in the domestic plastics and printing markets.

Gross margin remained level at 26.4%.

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

Gross margin increased to 25.6% in the current year from 24.9% in the prior year, primarily due to significant reduction in post-sale customer support costs, which was partially offset by an unfavorable change in product mix and by lower sales volume.

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

Interest expense, net of capitalized interest, increased to $744,000 for the quarter from $664,000 in the prior-year quarter due to increased borrowings.

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

Interest expense, net of capitalized interest, increased to $2,021,000 for the current-year period from $1,751,000 for the corresponding period in the prior year primarily due to increased borrowings. Capitalized interest of $152,000 was recorded in 2008 and was attributable to the building preparations for the relocation of the Filtration Products business’ Cicero, Illinois operations to Bolingbrook, Illinois which occurred in the second and third quarters of 2008. The building was purchased in March 2008 for $6,400,000, and improvements and modifications cost an additional $1,600,000.

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

MFRI, INC.

Date:	December 18, 2008	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 18, 2008	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)