Form 10-K/A
period 2008-01-31
MFRI INC
filed 2009-01-20
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE This amendment is being filed to insert language inadvertently omitted from certifications by its principal executive officer and principal financial officer at exhibits 31.1 and 31.2 respectively. Such certifications had inadvertently omitted the following language required by Item 601(b)(31) of Regulation S-K:

1.         The introductory language in paragraph 4 omitted the reference to internal control over financial reporting and

2.         Paragraph 4(d) omitted the required phrase “(the registrant’s fourth fiscal quarter in the case of an annual report).”

This amendment consists only of the cover page, this explanatory note, the signature page, and paragraphs 1, 2, 4, and 5 of the certifications at exhibits 31.1 and 31.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	January 20, 2009	/s/ David Unger
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