Form 10-Q/A
period 2008-04-30
MFRI INC
filed 2009-01-20
CIK 914122

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer	☒	Non-accelerated filer	[] Smaller reporting company []
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
On May 31, 2008, there were 6,793,570 shares of the registrant's common stock outstanding.

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

2.         Paragraph 4(d) omitted the required phrase "(the registrant's fourth fiscal quarter in the case of an annual report)."

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
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	January 20, 2009	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

1