Form 10-Q/A
period 2008-07-31
MFRI INC
filed 2009-01-21
CIK 914122

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
On August 31, 2008, there were 6,798,820 shares of the registrant's common stock outstanding.

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

MFRI, INC.

Date:	January 21, 2009	s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	January 21, 2009	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

1