Form 10-K
period 2009-01-31
MFRI INC
filed 2009-04-15
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009

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
Title of each Class Name of each exchange on which registered
Common Stock, $.01 per share The NASDAQ Stock Market, LLC Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No / x /
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No / x /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K. Yes / x / No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer / / Accelerated filer / x / Non-accelerated filer / / Smaller reporting company / /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $75,742,503 based on the closing sale price of $13.39 per share as reported on the NASDAQ Global Market on July 31, 2008.

The number of shares of the registrant’s common stock outstanding at April 8, 2009 was 6,815,420.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document of the registrant are incorporated herein by reference:
Document	Part of FORM 10-K
Proxy Statement for the 2009 annual meeting of stockholders.	III

FORM 10-K CONTENTS

JANUARY 31, 2009

PART I

Forward Looking Statements

Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MFRI’s filings with the Securities and Exchange Commission (“SEC”). See "Risk Factors" in Item 1A.

Item 1.	BUSINESS

MFRI, Inc., collectively with its subsidiaries ("MFRI", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in three distinct business segments: piping systems, filtration products and industrial process cooling equipment. Corporate and other includes the installation of heating, ventilation and air conditioning (“HVAC”) systems. The Company’s fiscal year ends on January 31. Years and balances described as 2008 and 2007 are the fiscal years ended January 31, 2009 and 2008, respectively.  In the year ended January 31, 2009, no customer accounted for 10% or more of the Company's net sales.

Information with respect to the Company's business segments is included in the following discussions of the separate business segments and in the financial statements and related notes thereto.

MFRI, Inc.’s Operating Units

Available Information

The Company files with, and furnishes to the SEC, reports including annual meeting materials, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. The Company’s maintains a website www.mfri.com. These reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC. These materials can be found on the website under: Investor’s Center — SEC Filings. The information on the Company’s website is not part of this annual report on Form 10-K, and is not incorporated into this or any other filings by the Company with the SEC.

Piping Systems Business

Products and Services. The Company engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. Piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling (“DHC”) piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold as part of many of its piping systems, and on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

Marketing. The customer base for the Company's piping systems products is industrially and geographically diverse. In the United States (“U.S.”) the Company employs a national sales manager and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems. Globally, the Company employs direct sales force as well as an exclusive agent network for several countries in the Middle and Far East to market and sell products and services.

Patents and Trademarks. The Company owns several patents covering its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate to the overall business because the Company believes sales in the business would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems business including the following: Perma-Pipe®, Chil-Gard®, Double-Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Poly-Therm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard™, and Ultra-Therm®. The Company also owns United Kingdom trademarks for Poly-Therm®, Perma-Pipe® and Ric-Wil®, Denmark trademark for Ric-Wil®, France trademark for Perma-Pipe®, Germany trademark for Perma-Pipe® and a Canadian trademark for Ric-Wil®.

Backlog. As of January 31, 2009, the backlog (uncompleted firm orders) amount was $52,385,000, substantially all of which is expected to be completed in 2009. As of January 31, 2008, the amount of backlog was $65,810,000.

Raw Materials. The basic raw materials used in the production of products are pipes and tubes made of carbon steel, alloy, copper, ductile iron and plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies or sources of availability of the needed raw materials.

The sensor cables used in the leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in the business of manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of the leak detection and location system from standard components purchased from many sources.

Competition. The piping systems business is highly competitive. The Company believes its principal competition in this segment consists of between ten and twenty major competitors and more small competitors. The Company believes quality, service, a comprehensive product line and price are the key competitive factors. The Company also believes it has a more comprehensive line for DHC than any of its competitors. Certain competitors of the Company have greater financial resources and some have cost advantages as a result of manufacturing a limited range of products.

Government Regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems, a small percentage of the total annual piping sales, is driven by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act require, in some cases, that the storage, handling and transportation of certain fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for Hydrocarbon Airborne Particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes it may increase the demand for its piping systems products.

Filtration Products Business

Products and Services. The Company manufactures and sells a wide variety of filter elements for cartridge collectors and baghouse air filtration and particulate collection systems. The principal types of industrial air filtration and particulate collection systems in use are baghouses, cartridge collectors, electrostatic precipitators, scrubbers and mechanical collectors. This equipment is used to eliminate particulate from the air by passing particulate laden gases through fabric filters (filter bags) or pleated media filter elements, in the case of baghouses or cartridge collectors, between electrically charged collector plates, in the case of electrostatic precipitators and contact with liquid reagents (scrubbers). The Company manufactures filter elements in standard industry sizes, shapes and filtration media and to custom specifications, maintaining manufacturing standards for more than 10,000 styles of filter elements to suit substantially all industrial applications. Filter elements are manufactured from industrial yarn, fabric and paper purchased in bulk. Most filter elements are produced from cellulose, acrylic, fiberglass, polyester, aramid, laminated membranes, or polypropylene fibers. The Company also manufactures filter elements from more specialized materials, sometimes using special finishes.

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

Over the past three years, the Company's filtration products business has supplied filter elements to more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from the electric power industry tend to be substantial in size, but are usually at lower margins than from other industries.

Marketing. The customer base is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

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

Backlog. The backlog amount was $35,549,000 at January 31, 2009 and $38,160,800 at January 31, 2008. Certain customers have placed orders that are deliverable over multiple years. Therefore, approximately $9,109,000 of the backlog as of January 31, 2009 is not expected to be completed in 2009.

Raw Materials. The basic raw materials used are industrial fibers and media supplied by leading producers of such materials. The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube® products and other woven, felted, spun bond, laminated membranes, and cellulose media. Only a limited number of suppliers are available for some of these materials. The Company believes supplies of all materials are adequate to meet current demand.

Competition. The filtration products business is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies. The Company believes, based on domestic sales, its principal competitors in this segment consist of approximately five major competitors and at least 50 smaller competitors, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products, and the Company is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

The Company believes quality, service, and price are the most important competitive factors in its filtration products business. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional effort is required by a competitor to market products to such a customer. In certain applications, the Company's proprietary Seamless Tube® product and customer support provide the Company with a competitive advantage. Certain competitors may have a competitive advantage with respect to their own proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to certain products as a result of lower wage rates and/or greater vertical integration.

Government Regulation. The Company's filtration products business is substantially dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those issued by the U.S. Environmental Protection Agency under the Clean Air Act Amendments of 1990 ("Clean Air Act”).

Industrial Process Cooling Equipment Business

Products and Services. The Company engineers, designs, manufactures and sells cooling and temperature control equipment for industrial applications. The Company believes it manufactures the most complete line of chillers available in its primary markets. Products include: chillers (portable and central); cooling towers; plant circulating assemblies; hot water, hot oil, and negative pressure temperature controllers; water treatment equipment; specialty cooling devices for printing presses and ink management; and replacement parts and various accessories relating to the foregoing products. The Company's products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes and providing accurate temperature control. The Company combines chillers and/or cooling towers with plant circulating systems to create plant-wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems and computerized controls according to customer specifications.

The principal markets for the Company’s cooling and temperature control products are thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, machine tool industries, and various other industries.

Marketing. Generally, the Company sells its products in the global thermoplastics and printing markets as well as to other industrial applications that require specialized heat transfer equipment. Domestic thermoplastics processors are the largest market served by the Company, representing the core of its business. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Temperature control products are sold through a network of independent dealers/distributors in major industrial markets.

The Company believes the total annual U.S. market for water cooling equipment in the plastics industry is over $100 million, and the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes the plastics industry is a mature industry with growth generally consistent with that of the national economy. The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser industry, metallizing industry, and machine tool industries. The Company believes the size of this market is more than $200 million annually. The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks. The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog. As of January 31, 2009, the backlog amount was $3,835,000, substantially all of which is expected to be completed in 2009. As of January 31, 2008, the amount of backlog was $6,315,000.

Raw Materials. The Company uses prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for temperature controller fabrication. Cooling towers are manufactured using fiberglass and hardware components purchased from several sources. The Company believes its access to sheet metal, subassemblies, fiberglass and hardware components is adequate.

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

Government Regulation. The Company does not expect compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company’s competitive position. Management is not aware of the need for any material capital expenditures for environmental control facilities for the foreseeable future. Regulations, promulgated under the Clean Air Act, prohibit the manufacture and sale of certain refrigerants. The Company does not use these refrigerants in its products. The Company expects that suitable refrigerants conforming to federal, state and local laws and regulations will continue to be available to the Company, although no assurances can be given as to the ultimate effect of the Clean Air Act and related laws on the Company.

Other Business

Corporate and other activity includes activity for the installation of HVAC systems. This activity is not sufficiently large enough to constitute a reportable segment. During 2008, this subsidiary’s net sales were $14,142,000, 4.7% of consolidated net sales.

Backlog. At January 31, 2009, the backlog amount for other business was $16,051,000, substantially all of which is expected to be completed in 2009 and was $33,179,000 at January 31, 2008.

Employees

As of February 28, 2009, the Company had 1,501 full-time employees, of whom 51.5% worked outside the U.S.

International

The Company’s international operations as of January 31, 2009 include subsidiaries in four foreign countries on three continents. The Company’s international operations contributed approximately 30.7% of revenues in 2008 and 20.6% of revenues in 2007.

Refer to the Business Segment descriptions on pages 1 through 5 above and Note 1 - Description of the Business and Segment Information in the Notes to Consolidated Financial Statements for additional information on international activities. International operations are subject to certain risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Executive Officers of the Registrant

The following table set forth information regarding the executive officers of the Company as of April 8, 2009:

Name	Offices and Positions, if any, held with the Company; Age	Executive Officer of the Company or its Predecessor since
David Unger	Director, Chairman of the Board, and Chief Executive Officer of the Company; Age 74	1972

Bradley E. Mautner	Director, President and Chief Operating Officer of the Company; Age 53	1994

Michael D. Bennett	Vice President, Chief Financial Officer, Secretary and Treasurer; Age 64	1989

Timothy P. Murphy	Vice President; Age 59	2008

Fati A. Elgendy	President, Perma-Pipe; Age 60	1990

Billy E. Ervin	Vice President; Age 63	1986

Robert A. Maffei	Vice President; Age 61	1987

John Mark Foster	President, Midwesco Filter; Age 47	2008

Stephen C. Buck	President, Thermal Care; Age 60	2007

Thomas A. Benson	Vice President; Age 55	1988

Edward A. Crylen	President, Midwesco Mechanical and Energy; Age 57	2006

All of the executive officers serve at the discretion of the Board of Directors.

David Unger, Chairman of the Board of Directors and Chief Executive Officer since 1989; President from 1994 until 2004.

Bradley E. Mautner, President and Chief Operating Officer since December 2004; Executive Vice President from December 2002 to December 2004;Vice President from December 1996 through December 2002; Director since 1995. Bradley E. Mautner is the son of Henry M. Mautner, a director.

Michael D. Bennett, Chief Financial Officer and Vice President since August 1989.

Timothy P. Murphy, Vice President of Human Resources (“HR”) since 2008. Prior to joining the Company, Mr. Murphy spent 28 years as a business consultant in roles including Principle Partner of Murphy & Hill Consulting, Managing Director of the Bay Area office of RHR, International and Consultant with YSC, Ltd.  Mr. Murphy previously consulted to the Company from 1985 to 2008.

Fati A. Elgendy, President and Chief Operating Officer of Perma-Pipe since March 1995.

Billy E. Ervin, Vice President, Director of Production of Perma-Pipe since 1986.

Robert A. Maffei, Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996.

John Mark Foster, President of Midwesco Filter since 2008. Mr. Foster previously worked at Saint-Gobain in the areas of industrial/project engineering and plant management, followed by positions in market management, human resources and a series of North American and European general management assignments. Saint-Gobain is a Paris, France based public, multi-national company that provides a wide range of high performance materials and products to industrial customers worldwide.

Stephen C. Buck, President of Thermal Care since 2007. Mr. Buck joined Thermal Care after a 22 year career most recently as President - Safety Products Group with Federal Signal Corporation (NYSE: FSS), which manufactures and markets products to industrial and municipal customers worldwide.  Prior to his employment with Federal Signal Corporation, Mr. Buck held various positions in marketing and management for companies in computer hardware/software, oil field services and telecommunications.

Thomas A. Benson, Vice President Sales and Marketing of Thermal Care since May 1988.

Edward A. Crylen, President and Chief Operating Officer of Midwesco Mechanical and Energy, since its formation in December 2006. From 1989 to December 2006, he was President of the Midwesco Mechanical and Energy a division of Midwesco, Inc. (affiliate) that was primarily owned by two principal stockholders who were also members of management.

Item 1A.	Risk Factors

Competition. The businesses in which the Company is engaged are highly competitive. Many of the competitors are larger and have more resources than the Company. Many of the Company’s products are also subject to competition from alternative technologies and alternative products. To the extent the Company relies upon a single source for key components of several of its products, the Company believes there are alternate sources available for such components; however, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company, and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms.

International rapid growth. Potential international future rapid growth could place a significant strain on management, operations and financial systems as well as on the Company’s ability to attract and retain competent employees. Future operating results will depend in part on the Company’s ability to continue to implement and improve operating and financial controls and management information systems. Failure to effectively manage growth could materially adversely impact the business, financial conditions and results of operations.

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

Government regulation. The demand for the Company’s leak detection and location systems and secondary containment piping systems is driven primarily by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates have increased the demand for the Company’s leak detection and location and secondary containment piping systems. The Company’s filtration products business, to a large extent, is dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act. Although changes in such environmental regulations could significantly alter the demand for the Company’s products and services, the Company does not believe such a change is likely to decrease demand in the foreseeable future.

Economic Factors. The current economic slowdown and recession in the U.S. and worldwide economies is likely to further decrease the demand for products and adversely affect sales. Because economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices. Failure to successfully manage any of these risks could have an adverse impact on the Company’s financial position, results of operations and cash flows.

Also, the cash surrender value of life insurance policies owned by the Company for the purpose of recovering the costs of deferred compensation programs for several current officers of the Company is affected by the market value of the underlying investments. Adverse market conditions may result in a decline in the cash surrender value of these life insurance policies, which would result in a non-cash expense that would reduce net income.

Customer Access to Capital Funds. Uncertainty about current economic market conditions in the U.S. and globally poses risks that the Company’s customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news which could have a material negative effect on the demand for the Company’s products.

Backlog. The Company defines backlog as the revenue value in dollars attributed to confirmed customer purchase orders that have not yet been recognized as revenues. However, by industry practice, orders may be canceled or modified at any time. When a customer cancels an order, the customer is responsible for all finished goods, all direct and indirect costs incurred, and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be received after cancellation. The current backlog also includes contracts which have scheduled shipping dates beyond the upcoming fiscal year and, as such, only a portion of the current backlog represents expected annual revenues for 2009. Any cancellation or delay in orders may result in lower than expected revenues.

Financing. If there were an event of default under the Company’s current revolving credit facility, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that the assets or cash flow would be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company’s revolving credit facility may limit management’s discretion by restricting options such as:

•	incurring additional debt;
•	entering into certain transactions with affiliates;
•	making investments or other restricted payments;
•	paying dividends or make other distributions; and
•	creating liens.

Any additional financing the Company may obtain could contain similar or more restrictive covenants. The Company’s ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond management’s control.

Percentage-of-completion method of accounting. The Company measures and recognizes a portion of revenue and profits under the percentage-of-completion accounting methodology. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Internal Controls. As a public company, the Company is required to comply with the reporting obligations of the Securities Exchange Act of 1934 and is required to comply with Section 404 of the Sarbanes-Oxley Act (“SOX 404”). The Company’s failure to prepare and disclose this information in a timely manner could subject it to penalties under Federal securities laws, expose it to lawsuits and restrict its ability to access financing. If the Company fails to achieve and maintain the adequacy of internal controls, and the Company, or its auditors, are unable to assert that the Company’s internal control over financial reporting is effective, the Company could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of the financial reports. In addition, the Company has experienced, and may experience, incremental costs of compliance with SOX 404.

Item 1B.	Unresolved Staff Comments

None

Item 2.	PROPERTIES

Piping Systems Business

Louisiana	Owned Production Facilities and Leased land	18,900 square feet
Tennessee	Owned Production Facilities and Office Space	131,800 square feet on approximately 23.5 acres
United Arab Emirates	Leased Production Facilities and Office Space	117,900 square feet on 16 acres
India	Production Facilities on the premises of Jindal Saw Ltd. Leased Office Space	100,000 square feet

Filtration Products Business

Illinois	Bolingbrook - Owned Production Facilities and Office Space Cicero – Owned former Production Facilities and Office Space currently idle	101,500 square feet on 5.5 acres 130,700 square feet on 2.8 acres
Virginia	Owned Production Facilities	97,500 square feet on 5.0 acres
	Leased Production and Office Space	67,000 square feet
Denmark	Owned Production Facilities and Office Space	69,800 square feet on 3.5 acres
South Africa	Leased Production Facilities and Office Space	24,800 square feet

Industrial Process Cooling Equipment Business

Illinois	Owned Production Facilities and Office Space	88,000 square feet on 8.1 acres
Denmark	Owned Production Facilities and Office Space	16,500 square feet

The Company's principal executive offices, which occupy approximately 43,000 square feet of space in Niles, Illinois, are owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and that productive capacities will generally be adequate for present and currently anticipated needs.

The Company has two significant lease agreements as follows:

•	Production facilities and office space of approximately 117,900 square feet in the United Arab Emirates, (“U.A.E.”) are leased for the period July 1, 2005 to June 30, 2012.

•

Production facilities and office space of approximately 67,000 square feet in Virginia are leased through July 31, 2010. The Company has the option to extend the lease term for three years at a rate agreed upon between the Company and the Lessor.

For further information see Note 6 - Lease Information, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS

The Company had no pending litigation material to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s fiscal year ends on January 31. Years and balances described as 2008, 2007, 2006, 2005, and 2004 are the fiscal years ended January 31, 2009, 2008, 2007, 2006, and 2005, respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI". The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2008 and for 2007.

2008	High	Low
First Quarter	$16.73	$13.91
Second Quarter	18.00	11.12
Third Quarter	13.76	6.60
Fourth Quarter	8.79	4.25

2007	High	Low
First Quarter	$19.94	$17.51
Second Quarter	31.21	18.40
Third Quarter	27.81	16.05
Fourth Quarter	16.74	10.56

As of March 15, 2009, there were approximately 76 stockholders of record.

STOCK PRICE PERFORMANCE GRAPH

The Stock Price Performance Graph compares the yearly dollar change in the Company’s cumulative total stockholder return on its Common Stock with the cumulative total returns of the Nasdaq Market Index (the “Nasdaq Index”), the Russell 2000 Index and the S & P 600 Small Cap index. The Company has selected these indices because they include companies with similar market capitalizations to the Company, as the most appropriate comparisons because the Company has three distinctly different business segments and no industry “peer” group is comparable to the Company. The comparison assumes $100.00 investments on January 31, 2004 in the Company’s Common Stock, the Nasdaq Index, the Russell 2000 Index, and the S & P 600 Small Cap index and further assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MFRI, Inc., The NASDAQ Composite Index,

The S&P Smallcap 600 Index and The Russell 2000 Index

*$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

Copyright© 2009 S&P, a division of the McGraw-Hill Companies Inc. All rights reserved.

	1/04	1/05	1/06	1/07	1/08	1/09
MFRI, Inc.	100.00	325.20	245.93	776.42	649.59	201.22
NASDAQ Composite	100.00	76.61	76.95	79.80	80.03	49.75
S&P Smallcap 600	100.00	116.52	139.13	150.83	140.14	88.66
Russell 2000	100.00	108.67	129.20	142.69	128.73	81.30

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's line of credit agreement does not permit the payment of dividends.  For further information see Note 5 – Debt in the Notes to Consolidated Financial Statements.

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

Equity Compensation Plan Information

The following table provides certain information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2009.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	550,092	$14.85	457,464

Equity compensation plans not approved by stockholders	0	N/A	0

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2008, 2007, 2006, 2005, and 2004 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

	2008	2007	2006	2005	2004
(In thousands, except per share information)	Fiscal Year ended January 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Net sales	$303,066	$239,487	$213,471	$154,587	$145,096
Income from operations	10,792	2,896	8,942	2,679	5,177
Net income (loss)	6,689	(298)	4,593	531	2,813
Net income (loss) per share – basic	0.98	(0.04)	0.86	0.10	0.56
Net income (loss) per share – diluted	$0.98	$(0.04)	$0.82	$0.10	$0.54

Balance Sheet Data:
Total assets	$181,148	$140,412	$121,440	$88,635	$85,516
Long-term debt (excluding capital leases), less current portion	41,763	19,556	29,606	29,715	26,190
Capitalized leases, less current portion	$327	$152	$238	$9	$15

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Backlog (In thousands):	1/31/09	1/31/08
Piping Systems	$52,385	$65,810
Filtration Products	35,549	38,161
Corporate and Other	16,051	33,179
Industrial Process Cooling Equipment	3,835	6,315
Total	$107,820	$143,465

MFRI, Inc. is engaged in the manufacture and sale of products in three distinct reportable business segments: piping systems, filtration products, and industrial process cooling equipment.

The analysis presented below and discussed in more detail throughout the MD&A was organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the consolidated financial statements in Item 8 of this report, including the notes thereto. An overview of the segment results is provided in Note 1 - Business and Segment Information to the consolidated financial statements in Item 8 of this report.

2008 Compared to 2007

Record net sales were $303,066,000 in 2008, an increase of 26.5% from $239,487,000 in 2007, with increased sales in the piping systems business and the filtration products business while the industrial process cooling business decreased.

Gross profit of $58,948,000 in 2008 increased 42.9% from $41,249,000 in 2007. Gross margin for 2008 rose to 19.5% from 17.2% in 2007.

Selling expenses increased 2.0% to $14,550,000 from $14,270,000 in 2007. This was primarily driven by increased staffing in the piping systems business and filtration products business partially offset by the industrial process cooling equipment business, which had decreased commission expense from lower sales and a reduction in staffing completed in 2007.

General and administrative expenses increased 28.0% to $30,818,000 from $24,083,000 in 2007. The increase was mainly due to increased profit-based management incentive expense, increased bank fees, additional stock compensation expense partially offset by a decrease in the deferred compensation expense of $495,000.

The Company recognized a $2,788,000 non-cash charge for goodwill impairment, which was recorded as part of continuing operations. In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), during the first quarter each year, the Company reviews the carrying value of goodwill. The evaluation of impairment involved comparing the current fair value of the business to the carrying value. The Company used a discounted cash flow model to determine the current fair value of its reporting units. A number of significant assumptions and estimates were involved in the application of the model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considered historical experience and all available information at the time the fair values of its reporting units were estimated. However, actual fair values that could be realized in a transaction may differ from those used to evaluate the impairment of goodwill.

The recently completed goodwill impairment assessment followed the fourth quarter 2008 worsening of economic conditions. These conditions impacted both the risks considered and the calculations made. The assessment considered uncertainty about current economic market conditions in the U.S. and globally that may pose risks to the Company’s customer demand. Customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news. The distressed financial markets caused the discount rates used in calculating the present value of estimated future cash flows to be higher than a year ago. These conditions were reflected in the Company’s goodwill impairment assessment.

As a result, the estimated future cash flows of the filtration products business (whose goodwill was $1,688,000) and the industrial process cooling equipment business (whose goodwill was $1,100,000) were both lower than when goodwill impairment testing was done a year ago. All of the Company’s goodwill was deemed impaired and was written off with a noncash impairment charge.

The Company’s worldwide effective income tax rate for 2008 was 17.0%. The 2008 tax rate decreased as compared to 2007 mainly due to the impact of tax-free foreign income.

Net income rose to $6,689,000 in 2008 from a net loss of $298,000 in 2007 primarily due to increased sales, the reasons summarized above and discussed in more detail below.

2007 Compared to 2006

Net sales were a record at $239,487,000 in 2007, an increase of 12.2% from $213,471,000 in 2006. Sales increased in the piping systems and the filtration products businesses while the industrial process cooling business decreased.

Net income for 2007 was sharply down primarily due to the following factors:

Piping Systems:

•

During the fourth quarter 2007 the U.A.E. facility received a customer contract change to a very large pipeline project which reduced the project scope as well as net sales and net income. This, along with significant unplanned cost to finish product significantly reduced net income. Also, overhead additions were made in marketing, sales and operations to bolster the skills and resources of this rapidly growing unit.

•

At the New Iberia, Louisiana facility, half the third quarter 2007 was devoted to research and development of a new product for a major customer application. While progress was made, the effort was not successful and work on production of other customer orders resumed.

•	Margin erosion occurred due to higher prices for raw materials, specifically steel and plastic resins, which could not be passed along to the customers under existing orders.

Filtration Products:

•	The recently acquired factory in South Africa had a manufacturing error which necessitated the rework and replacement of a sizeable customer order.
•	High factory labor and warranty costs along with software implementation expenses at the European pleated filter operation significantly affected results.
•	Ongoing market pricing pressure in the U.S. and increasing raw materials prices worldwide also reduced margin in both pleated and bag products.

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

•	Significant expenditures were made and continue to be made in new product design and development as well as engineering staff recruitment.
•	Gross profit was reduced primarily due to material cost increases which were not completely offset by selling price increases.

Other significant incremental expenses in 2007 not incurred in 2006:

•	2007 expenses to comply with SOX 404, were $938,000 compared to $9,000 in 2006.
•	Start-up expenses of $664,000 for the newly created HVAC subsidiary.
•	Incremental vacation expense of $422,000 to adjust the accrual for vacation pay to agree with the plan requirements.
•	Additional stock compensation expense of $365,800.
•	Increase of $726,000 or 32.5% from the prior year in consolidated warranty expense, mainly due to the reasons previously detailed by business segment.

Because of the above factors and other occurrences, gross profit of $41,249,000 in 2007 decreased 7.1% from $44,405,000 in 2006. Gross margin for 2007 declined to 17.2% from 20.8% in 2006.

Tax rate for 2007 was 158.3% mainly due to the valuation allowance for state and foreign net operating losses as described in Income Taxes below.

Piping Systems Business

				% Increase
(In thousands)	2008	2007	2006	2008	2007
Net sales	$151,792	$104,273	$82,166	45.6%	26.9%

Gross profit	$37,871	$18,952	$16,780	99.8%	12.9%
As a percentage of net sales	24.9%	18.2%	20.4%

Income from operations	$24,037	$10,623	$9,568	126.3%	11.0%
As a percentage of net sales	15.8%	10.2%	11.6%

2008 Compared to 2007

Net sales of $151,792,000 for 2008 increased 45.6% from $104,273,000 in 2007, attributed to achieving the Company’s market share in the U.A.E., as well as other Gulf Cooperating Council countries such as Qatar, Kuwait, and Bahrain. The U.A.E. facility’s net sales were $54,454,000 in the current year compared to $22,339,000 in 2007. As of January 31, 2009, the Company had completed over half of the India pipeline contract.

Gross margin as a percent of net sales increased to 24.9% in 2008 from 18.2% in 2007, primarily due to production efficiencies in both domestic and international operations. Margins in the U.A.E. improved from increased volume without corresponding increases in fixed expenses.

Total selling expense increased to $2,840,000 or 1.9% of net sales in 2008 from $2,297,000 or 2.2% of net sales in 2007. The dollar increase was mainly due to increased staffing primarily in the U.A.E.

General and administrative expense increased to $10,994,000 or 7.2% of net sales in 2008 from $6,032,000 or 5.8% of net sales in 2007. The increase was primarily due to the increase in profit-based management incentive expense, additional administrative costs in the India pipeline project, and increased bank fees offset by a gain in foreign currency exchange.

2007 Compared to 2006

Net sales increased 26.9% to $104,273,000 in 2007 from $82,166,000 in 2006. This increase was primarily driven by $22,339,000 in 2007 sales at the U.A.E. facility compared to $2,792,000 in sales from the U.A.E. in the prior year, partially offset by decreased sales to oil and gas customers. At the New Iberia facility, half the 2007 third quarter was devoted to research and development of a new product for a major customer application. While progress was made, the effort was not successful. In the middle of October 2007, the New Iberia facility resumed work on production of customer orders.

Gross margin as a percent of net sales decreased to 18.2% in 2007 from 20.4% in 2006, primarily due to lower sales to oil and gas customers, which tend to have a higher margin over other customers and the additional product development work for oil and gas in the third quarter. Gross margin at the U.A.E. facility was lower than the piping systems business’s average during its first year of rapid growth, driven in part by production of a particularly challenging order for an oil and gas customer.

Total selling expense increased to $2,297,000 or 2.2% of net sales in 2007 from $1,560,000 or 1.9% of net sales in 2006. Selling expense in the U.A.E. increased to $750,000 in 2007 from $177,000 in 2006. The increased expense was mainly due to additional staffing primarily in the U.A.E., and the addition of an international sales manager based in the U.S.

General and administrative expense increased to $6,032,000 or 5.8% of net sales in 2007 from $5,653,000 or 6.9% of net sales in 2006. The dollar increase in general and administrative expenses was primarily due to increased staffing in the U.A.E. to support the location’s growth, and increased staffing in the U.S.

Filtration Products Business

The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was generally extremely competitive and therefore resulted in relatively low gross margins.

The Company’s filtration products business is dependent on government regulation of air quality at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act. Although there can be no assurance what the ultimate effect of the Clean Air Act will be on the Company’s filtration products business, the Company believes the Clean Air Act is likely to have a positive long-term effect on demand for the Company’s filtration products and services.

				% Increase (Decrease)
(In thousands)	2008	2007	2006	2008	2007
Net sales	$105,390	$97,120	$86,362	8.5%	12.5%

Gross profit	$11,424	$13,776	$16,230	(17.1%)	(15.1%)
As a percentage of net sales	10.8%	14.2%	18.8%

(Loss) income from operations	$(2,936)	$2,220	$5,274	(232.3%)	(57.9%)
As a percentage of net sales	(2.8%)	2.3%	6.1%

2008 Compared to 2007

Net sales increased 8.5% to $105,390,000 in 2008 from $97,120,000 in 2007. This increase was due to the result of higher unit volume in all product lines, primarily from domestic power generation customers.

Gross margin as a percent of net sales decreased to 10.8% in 2008 from 14.2% in 2007, primarily due to the highly competitive marketplace, increasing cost of raw materials, temporary manufacturing inefficiencies during the relocation to the Bolingbrook, IL facility and higher cost of production labor at the Denmark facility resulting from increased headcount.

Selling expense increased to $7,575,000 or 7.2% of net sales in 2008 from $6,873,000 or 7.1% of net sales in 2007. The increase in selling expense was primarily due to additional selling personnel, and increased travel and advertising expenses.

General and administrative expenses increased to $5,097,000 or 4.8% of net sales from $4,682,000 or 4.8% of net sales in 2007. The dollar increase was primarily due to the hiring of several new senior managers and increased professional service expense.

For the fourth quarter and fiscal year ended January 31, 2009, the filtration products business recorded a non-cash impairment charge of $1,688,000 in connection with the annual assessment of goodwill in accordance with SFAS 142. See Note 2 in the Notes to Consolidated Financial Statements for details with respect to impairment change incurred during 2008.

2007 Compared to 2006

Net sales increased 12.5% to $97,120,000 in 2007 from $86,362,000 in 2006. This increase was the result of increased sales in all product lines and geographic areas, primarily the result of a growing electric power generation customer base.

Gross margin as a percent of net sales decreased to 14.2% in 2007 from 18.8% in 2006, primarily due to the highly competitive marketplace, increasing cost of raw materials, customer mix and additional post-sale customer support costs, including rework and replacement of a sizeable customer order produced in the South African facility. The cost of production labor at the Denmark facility was higher than in prior years.

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

Industrial Process Cooling Equipment Business

				% Decrease
(In thousands)	2008	2007	2006	2008	2007
Net sales	$31,738	$36,327	$41,161	(12.6%)	(11.7%)

Gross profit	$7,919	$8,508	$11,274	(6.9%)	(24.5%)
As a percentage of net sales	25.0%	23.4%	27.4%

(Loss) income from operations	$(1,765)	$(1,227)	$1,222	(43.8%)	(200.4%)
As a percentage of net sales	(5.6%)	(3.4%)	3.0%

2008 Compared to 2007

Net sales decreased 12.6% to $31,738,000 in 2008 from $36,327,000 in 2007. The decrease was primarily due to lower demand for its products in the global plastic and domestic printing markets.

Gross margin as a percentage of net sales increased to 25.0% in 2008 from 23.4% in 2007, primarily due to significant reduction in post-sale customer support costs, partially offset by lower sales volume relative to fixed costs.

Selling expense decreased to $4,135,000 or 13.0% of net sales in 2008 from $5,100,000 or 14.0% of net sales in 2007.  This was primarily driven by decreased commission expense from lower sales, and a reduction in staffing in the second half of 2007 and during 2008.

General and administrative expense decreased to $4,449,000 or 14.0% of net sales in 2008 from $4,635,000 or 12.8% of net sales in 2007.  This dollar decrease was primarily due to the gain on the sale of property and staffing reductions, partially offset by increased new product development engineering expenses.

For the fourth quarter and fiscal year ended January 31, 2009, the industrial process cooling equipment business recorded a non-cash impairment charge of $1,100,000 in connection with the annual goodwill assessment in accordance with SFAS 142. See Note 2 in the Notes to Consolidated Financial Statements for details with respect to impairment change incurred during 2008.

2007 Compared to 2006

Net sales decreased 11.7% to $36,327,000 in 2007 from $41,161,000 in 2006. The decrease was primarily due to lower demand for its products in major market sectors and a temporary halt in sales of a new central chilling product line, launched in 2005, to resolve some performance issues. The product line was re-launched in the fourth quarter of 2007.

Gross margin as a percentage of net sales decreased to 23.4% in 2007 from 27.4% in 2006, primarily due to material cost increases, which were not completely offset by selling price increases, lower sales volume over which to spread fixed manufacturing overhead expenses and field modification costs for a central chilling product line. Manufacturing staff was reduced by 12% in the fourth quarter 2007 to better balance production expenses with demand.

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

General Corporate and Other

2008 Compared to 2007

Net sales increased to $14,146,000 in 2008 from $1,767,000 in 2007. The 2008 and 2007 net sales related to the start-up of the HVAC systems business.

General corporate expense included interest expense and general and administrative expenses that were not allocated to the business segments. General and administrative expense increased 21.8% to $10,278,000 in 2008 from $8,733,000 in 2007, and decreased as a percentage of consolidated net sales to 3.4% in 2008 from 3.6% in 2007. The dollar increase was mainly due to the increased profit-based management incentive expense, incremental expenses relating to stock compensation expense of $241,000, and additional staffing. These expenses were partially offset by decreased deferred compensation expense of $495,000. The deferred compensation plan was affected by the market value of the underlying investments. Since the underlying investment declined, the Company’s liability to the employees in the plan decreased.

Interest expense, net of capitalized interest, increased 17.7% to $2,834,000 in 2008 from $2,408,000 in 2007 primarily due to increased borrowings. Capitalized interest of $152,000 was recorded in 2008 and was attributable to the building preparations for the relocation of the filtration products business’ Cicero, Illinois operations to Bolingbrook, Illinois which occurred in the second and third quarters of 2008. The building was purchased in March 2008 for $6,400,000, and improvements and modifications cost an additional $3,159,000.

2007 Compared to 2006

The 2007 net sales of $1,767,000 related to the start-up of the HVAC systems business. The 2006 net sales of $3,782,000 were related to other corporate business.

General and administrative expense increased 20.6% to $8,733,000 in 2007 from $7,242,000 in 2006, and increased as a percentage of consolidated net sales to 3.6% in 2007 from 3.4% in 2006. The increase was mainly due to incremental expenses of $929,000 incurred to comply with SOX 404 (including consulting fees) that were not incurred in 2006, the inclusion of $664,000 of the general and administrative expense from the newly created subsidiary that installs HVAC systems, and additional stock compensation expense of $365,800 compared to the prior year. These expenses were partially offset by decreased management incentive expense and deferred compensation expense.

Interest expense decreased 10.0% to $2,408,000 in 2007 from $2,676,000 in 2006. The decrease was primarily due to reduced borrowings.

INCOME TAXES

The Company’s worldwide effective income tax rates were 17.0%, 158.3%, and 32.0% in 2008, 2007 and 2006, respectively. The 2008 tax rate decreased as compared to 2007 mainly due to the impact of tax-free foreign income.

As of January 31, 2009, the Company had undistributed earnings of certain foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

During the fourth quarter of 2007, management determined that all of its foreign net operating loss (“NOL”) carryovers and most of its state NOL carryovers generated through January 31, 2008 were no longer more likely than not realizable. Additional tax expense of $583,000 or 114.2% of the 2007 rate was recorded to establish a valuation allowance against those deferred tax assets.

A reconciliation of the effective income tax rate to the U.S. Statutory tax rate is as follows:

	2008	2007
Statutory tax rate	34.0%	34.0%
Differences in foreign tax rate	(44.3%)	6.2%
Impairment of goodwill	11.8%	0%
Valuation Allowance for net operating losses	3.9%	114.2%
State taxes, net of federal benefit	3.8%	24.4%
Research tax credit	(1.5%)	(43.7%)
Return to provision adjustments	3.5%)	13.3%
All other, net (benefit) expense	5.8%	9.9%
Effective tax rate	17.0%	158.3%

For further information, see Note 7 – Income Taxes, in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2009 were $2,735,000 as compared to $2,665,000 at January 31, 2008. The Company used $2,165,000 from operations in 2008. Exercise of stock options resulted in proceeds of $83,000 in 2008.

Net sales in 2008 increased $63,579,000 or 26.5% compared to 2007 net sales. The higher sales contributed to the increased balances in trade accounts receivable, inventories, and trade accounts payable. Compared to January 31, 2008, trade receivables increased by $21,131,000 primarily due to the piping systems business, of which $14,126,000 was in the U.A.E and $6,234,000 was in the HVAC business. Inventories increased by $8,297,000 in 2008 primarily due to increased raw material requirements for scheduled production. Total inventory increased in the U.A.E. by $5,603,000. Prepaid and other current assets increased $5,910,000 in 2008 primarily due to the India pipeline project. Customer deposits increased $4,121,000 from January 31, 2008, of these deposits, $5,850,000 related to the piping systems business for orders for which the product is expected to be delivered in the first half of 2009 offset by a decrease in the filtration products business. At January 31, 2009, the filtration products business had customer deposits of $1,781,000 for orders for which the product is expected to ship in late 2009 and in 2010.

Net cash used in 2008 investing activities was $18,167,000 mainly comprised of capital expenditures which increased to $18,464,000 from $5,763,000 in 2007. The filtration products business facility in Cicero, Illinois relocated its operations in the summer of 2008 to a building purchased for $6,400,000 in Bolingbrook, Illinois in March 2008. Improvements and modifications were an additional $3,159,000. In 2008, the piping systems business opened a facility located in Mundra, India with a cost of $5,066,000 for the leasehold improvements and equipment. Other capital expenditures primarily related to machinery and equipment, building and leasehold improvements, and computer hardware and software purchases.

The Company estimates that capital expenditures for 2009 will be approximately $5,500,000, of which the Company may finance capital expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit.

Debt totaled $54,883,000, an increase of $20,643,000 since the beginning of 2008. Net cash inflows from financing activity were $130,668,000, primarily to support higher working capital investments. Stock option activity resulted in $374,000 of total cash flow, which included $457,000 tax expense from stock options exercised in addition to stock option proceeds of $83,000.

The following table summarizes the Company’s estimated contractual obligations at January 31, 2009.

(In thousands)		Payment Due By:
Contractual Obligations	Total	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14	Thereafter
Revolving line domestic (1)	$23,762	$0	$23,762	$0	$0	$0	$0
Mortgages (2)	21,369	1,381	1,432	1,432	1,098	900	15,126
Revolving line foreign	12,082	9,980	1,583	15	15	15	474
Term loans (3)	6,546	2,192	3,095	483	234	504	38
Subtotal	$63,759	$13,553	$29,872	$1,930	$1,347	$1,419	$15,638
Capitalized lease obligations	550	200	199	151	0	0	0
Operating lease obligations (4)	2,811	1,464	804	301	104	73	65
Projected pension contributions (5)	3,259	536	240	273	280	291	1,639
Deferred compensation (6)	2,502	29	28	29	28	0	2,388
Employment agreements (7)	101	0	0	0	0	0	101
FIN 48 obligations (8)	884	0	0	0	0	0	884
Purchase commitments	22	22	0	0	0	0	0
Total	$73,888	$15,804	$31,143	$2,684	$1,759	$1,783	$20,715

Notes to Contractual Obligations Table

(1)

Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt at January 31, 2009, and the weighted average interest rates on that debt at that date (4.94%), such interest was being incurred at an annual rate of approximately $1,173,300.

(2)	Scheduled maturities, including interest.
(3)

Term loan obligations exclude floating rate interest on Term Loan with a January 31, 2009 balance of $2,357,000. Based on the amount of such debt as of January 31, 2009, and the weighted average interest rates on that debt at that date (5.33%), such interest was being incurred at an annual rate of approximately $125,600.

(4)	Minimum contractual amounts, assuming no changes in variable expenses.
(5)	Includes expected employer contributions for fiscal year ending January 31, 2010 and estimated future benefit payments reflecting expected future service.

(6)

Non-qualified deferred compensation plan – The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. Payment estimates have been included, that the third party administrator calculates in May.

(7)	Refer to the Proxy statement for a description of compensation plans for Named Executive Officers.
(8)	Refer to Note 7 - Income Taxes in the Notes to Consolidated Financial Statements for a description of the FIN 48 obligations.

Other long term liabilities of $4,609,000 were composed primarily of deferred compensation and accrued pension cost.

The Company’s working capital was $57,984,000 at January 31, 2009 compared to $39,544,000 at January 31, 2008. This increase was due to the increase in accounts receivable and inventories partially offset by the increase in accounts payable, accrued management incentive and customer deposits.

The Company’s current ratio increased to 1.8 to 1 at January 31, 2009 from 1.7 to 1.0 at January 31, 2008. Debt to total capitalization at January 31, 2009 increased to 46.1% from 36.4% at January 31, 2008.

Financing

At January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2009 was 4.94%. As of January 31, 2009, the Company had borrowed $23,761,900 and had $50,300 available to it under the revolving line of credit. In addition, $1,232,400 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2009, the amount of restricted cash was $220,400. Cash required for operations is provided by draw-downs on the line of credit.

The Company also has short-term credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2009, borrowings under these credit arrangements totaled $11,957,000; an additional $2,835,000 remained unused.

On March 4, 2008, the Company borrowed $5,440,000 under a mortgage note secured by the filtration products’ manufacturing facility located in Bolingbrook, Illinois. The 25 year mortgage resets its interest rate every five years based on a published index. The initial interest rate is 6.54% during the first five years with monthly payments of $36,867 for both principal and interest.

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

Percentage of completion method revenue recognition: All divisions recognize revenues under the above stated revenue recognition policy except for sizable complex contracts that require periodic recognition of income. For these contracts, the Company uses the “percentage of completion” accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories.

Assessment of Potential Impairments of Goodwill and Intangible Assets: The Company incurred a fourth quarter and full year 2008 noncash charge related to the impairment of goodwill of $2,788,000.

In accordance with SFAS142, during the first quarter each year, the Company reviews the carrying value of goodwill. The evaluation of impairment involved comparing the current fair value of the business to the carrying value. The Company used a discounted cash flow model to determine the current fair value of its reporting units. A number of significant assumptions and estimates were involved in the application of the model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considered historical experience and all available information at the time the fair values of its reporting units were estimated. However, actual fair values that could be realized in a transaction may differ from those used to evaluate the impairment of goodwill.

The recently completed goodwill impairment assessment followed the fourth quarter 2008 worsening of economic conditions. These conditions impacted both the risks considered and the calculations made. The assessment considered uncertainty about current economic market conditions in the U.S. and globally that may pose risks to the Company’s customer demand. Customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news. The distressed financial markets caused the discount rates used in calculating the present value of estimated future cash flows to be higher than a year ago. These conditions were reflected in the Company’s goodwill impairment assessment. As a result, the estimated future cash flows of the filtration products business (whose goodwill was $1,688,000) and the industrial process cooling equipment business (whose goodwill was $1,100,000) were both lower than when goodwill impairment testing was done a year ago. All of the Company’s goodwill was deemed impaired and was written off with a noncash impairment charge.

Income Tax Provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assessed its deferred tax assets for realizability at each reporting period.

Recently Adopted Accounting Standards: In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans.  The required disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets.  FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans.  FSP 132(R)-1 is effective for the Company for fiscal year 2009.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement was effective for fiscal years beginning after November 15, 2007.  On February 14, 2008, the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (SFAS 157-1) that amends SFAS 157 to exclude its application for purposes of lease classification or measurement under SFAS 13.  On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted the required provisions of SFAS 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted FSP 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often (though not always) invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, U.A.E. and South Africa. At times the Company has attempted to mitigate its interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest on the Company's floating rate debt instruments by approximately $78,400.

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

The consolidated financial statements of the Company for each of the three years in the period ended as of January 31, 2009, 2008 and 2007 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of as of January 31, 2009 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the issuer’s management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2009, based on criteria in the COSO Report.

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

Other than the material weakness noted above, there has been no change in internal control over financial reporting that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting except as discussed below.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting: As noted above, there was a material weakness in internal control described in Item 9A of the Company’s January 31, 2008 10-K filed on April 30, 2008. Beginning in 2005, the Company engaged a national public accounting, tax and business consulting firm with affiliates worldwide (the “Tax Advisor”) to assist the Company with calculation and review of its quarterly and annual income tax provisions and with its income tax compliance. To avoid recurrence of an error such as the one described above, the Company and Tax Advisor have changed the senior technical resources assigned to the engagement, implemented tax software, improved income tax accounting documentation, and adjusted the timing of quarterly and annual income tax accounting work.

The actions described above have resulted in strengthened internal controls over financial reporting relating to accounting for income taxes and have fully remediated the related material weakness that was identified as of January 31, 2008.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item1, Part I hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MFRI, Inc. and Subsidiaries

We have audited MFRI, Inc. (a Delaware corporation) and Subsidiaries' (the “Company”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained in all material respects effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2009, and our report dated April 15, 2009, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Chicago, Illinois

April 15, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MFRI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFRI, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI, Inc. and Subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MFRI, Inc. and Subsidiaries' internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2009, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

Chicago, Illinois

April 15, 2009

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2008	2007	2006

	Fiscal Year Ended January 31,
(In thousands except per share information)	2009	2008	2007

Net sales	$303,066	$239,487	$213,471
Cost of sales	244,118	198,238	169,066
Gross profit	58,948	41,249	44,405

Operating expenses:
Selling expense	14,550	14,270	14,530
General and administrative expense	30,818	24,083	20,933
Impairment of goodwill	2,788	0	0
Total operating expenses	48,156	38,353	35,463

Income from operations	10,792	2,896	8,942

Income from joint venture	104	23	491

Interest expense, net	2,834	2,408	2,676
Income before income taxes	8,062	511	6,757

Income tax expense	1,373	809	2,164

Net income (loss)	$6,689	$(298)	$4,593

Weighted average number of common shares outstanding – basic	6,797	6,627	5,358

Basic earnings per share:
Net income (loss)	$0.98	$(0.04)	$0.86

Weighted average number of common shares outstanding – diluted	6,853	6,627	5,600

Diluted earnings per share:
Net income (loss)	$0.98	$(0.04)	$0.82

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of January 31,
(In thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,735	$2,665
Restricted cash	220	565
Trade accounts receivable, less allowance for doubtful accounts of $473 in 2008 and $384 in 2007	59,766	39,587
Inventories, net	52,291	43,013
Prepaid expenses and other current assets	8,600	2,490
Costs and estimated earnings in excess of billings on uncompleted contracts	2,472	4,449
Deferred income taxes	2,171	2,488
Income taxes receivable	0	690
Total current assets	128,255	95,947

Property, Plant and Equipment, Net	47,256	35,401

Other Assets:
Deferred tax asset	2,756	2,421
Cash surrender value of officers' life insurance policies	1,677	1,977
Deposits	431	1,153
Patents, net of accumulated amortization	292	349
Other assets	481	338
Goodwill	0	2,826
Total other assets	5,637	9,064
Total Assets	$181,148	$140,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$27,232	$22,758
Current maturities of long-term debt	12,793	14,532
Commissions and management incentive payable	10,418	6,294
Customer deposits	8,206	3,972
Other accrued liabilities	4,947	3,325
Accrued compensation and payroll taxes	3,601	2,970
Billings in excess of costs and estimated earnings on uncompleted contracts	2,586	2,552
Income taxes payable	488	0
Total current liabilities	70,271	56,403

Long-Term Liabilities:
Long-term debt, less current maturities	42,090	19,708
Deferred compensation liability	2,502	3,243
Other	2,107	1,278
Total long-term liabilities	46,699	24,229

Stockholders' Equity:
Common stock, $0.01 par value, authorized 50,000 shares 6,815 and 6,787 issued and outstanding in 2008 and 2007, respectively	68	68
Additional paid-in capital	46,922	46,551
Retained earnings	18,923	12,234
Accumulated other comprehensive (loss) income	(1,735)	927
Total stockholders’ equity	64,178	59,780
Total Liabilities and Stockholders’ Equity	$181,148	$140,412

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Common Stock
(In thousands)	Shares	Amount
Balances at January 31, 2006	5,276	$53	$23,084	$8,444	$229	$323

Net income				4,593		4,593
Stock options exercised	254	2	1,160
Stock-based compensation expense			138
Excess tax benefits from stock options exercised			945
Minimum pension liability adjustment (net of cumulative tax benefit of $154)					252	(252)
Impact of adoption of FAS 158 (net of deferred taxes of $338)					(716)
Interest rate swap (including a tax expense of $1)					(16)	(16)
Unrealized gain on marketable securities (including a tax benefit of $87)					184	184
Foreign currency translation adjustment					464	464
Balances at January 31, 2007	5,530	55	25,327	13,037	397	4,973

Net loss				(298)		(298)
Adoption of FIN 48				(505)
Issuance of stock	1,003	10	18,322
Stock options exercised	254	3	932
Stock-based compensation expense			504
Excess tax benefits from stock options exercised			1,466
Interest rate swap					2	2
Pension liability adjustment FAS 158 (net of deferred taxes of $483)					(71)	(71)
Unrealized gain on marketable securities (including a tax benefit of $87)					(184)	(184)
Foreign currency translation adjustment					783	783
Balances at January 31, 2008	6,787	68	46,551	12,234	927	232

Net income				6,689		6,689
Stock options exercised	28		83
Stock-based compensation expense			745
Tax deficiency from stock options exercised			(457)
Pension liability adjustment FAS 158 (net of deferred taxes of $749)					(435)	(435)
Foreign currency translation adjustment					(2,227)	(2, 227)
Balances at January 31, 2009	6,815	$68	$46,922	$18,923	$(1,735)	$4,027

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	Fiscal Year Ended January 31,
(In thousands)	2009	2008	2007
Operating activities:
Net income (loss)	$6,689	$(298)	$4,593
Adjustments, to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,776	4,431	4,067
Impairment of goodwill	2,788	0	0
Stock-based compensation expense	745	504	138
Change in cash surrender value of deferred compensation plan	300	(486)	(260)
Provisions for uncollectible accounts	114	15	(157)
(Gain) loss on sales of assets	(108)	60	8
Income from joint venture	(104)	(23)	(491)
Deferred income taxes	(71)	(1,913)	89
Gain on sale of marketable securities	0	(258)	0
Changes in operating assets and liabilities:
Accounts receivable	(21,131)	(3,878)	(14,265)
Inventories	(8,297)	(5,452)	(12,029)
Prepaid expenses and other current assets	(5,910)	(1,032)	521
Accounts payable	4,995	1,561	943
Accrued compensation and payroll taxes	4,556	(60)	1,989
Customer deposits	4,121	(1,482)	3,458
Income taxes receivable	1,174	(648)	41
Other assets and liabilities	2,198	1,609	4,435
Net cash used in operating activities	(2,165)	(7,350)	(6,920)

Investing activities:
Purchases of property and equipment	(18,464)	(5,763)	(8,269)
Proceeds from sales of property and equipment	297	149	10
Distributions from joint venture	0	286	450
Proceeds from sales of marketable securities	0	258	0
Acquisitions and investments, net	0	0	(279)
Net cash used in investing activities	(18,167)	(5,070)	(8,088)

Financing Activities:
Borrowings under revolving, term, mortgage loans, and capitalized leases	130,668	111,388	212,306
Repayments of debt	(108,878)	(116,625)	(204,833)
Net borrowings (repayment)	21,790	(5,237)	7,473
Payments on capitalized lease obligations	(53)	(208)	(8)
Increase (decrease) in drafts payable	192	(454)	4,815
Tax (expense) benefit of stock options exercised	(457)	1,466	945
Stock options exercised	83	932	1,160
Issuance of stock	0	18,332	0
Net cash provided by financing activities	21,555	14,831	14,385

Effect of exchange rate changes on cash and cash equivalents	(1,153)	(311)	74
Net increase (decrease) in cash and cash equivalents	70	2,100	(549)
Cash and cash equivalents – beginning of year	2,665	565	1,114
Cash and cash equivalents – end of year	$2,735	$2,665	$565

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$2,733 *	$2,429	$2,642
Income taxes paid	$131	$1,011	$890
Fixed assets acquired under capital leases	$521	$124	$372
* Interest paid during the year was $2,885 of which $152 was capitalized.

 See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED January 31, 2009, 2008 and 2007

(Tabular dollars in thousands, except per share amounts)

Note 1 - Description of the Business and Segment Information

MFRI, Inc. ("MFRI", the “Company”, or the “Registrant”) was incorporated on October 12, 1993. MFRI is engaged in the manufacture and sale of products in three distinct business segments: piping systems, filtration products and industrial process cooling equipment.

Fiscal Year: The Company’s fiscal year ends on January 31. Years and balances described as 2008, 2007 and 2006 are the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

Nature of Business: The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. This segment’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow lines and long lines for oil and mineral transportation. The piping systems business’s leak detection and location systems are sold as part of many of its piping systems products, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. The filtration products business manufactures and sells a wide variety of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. The filtration products business markets air filtration related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. The industrial process cooling equipment business engineers, designs, manufactures and sells industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. During the fourth quarter 2006, the Company created a new subsidiary that is not sufficiently large enough to constitute a reportable segment, which engages in the installation of HVAC systems. The Company’s products are sold both within the U.S. and internationally.

MFRI’s reportable segments are strategic businesses that offer different products and services. Each is managed separately based on fundamental operating differences. Each strategic business was acquired as a unit and management at the time of acquisition was retained. The Company evaluates performance based on gross profit and income or loss from operations.

The following is information relevant to the Company's business segments:

	2008	2007	2006
Net sales:
Piping Systems	$151,792	$104,273	$82,166
Filtration Products	105,390	97,120	86,362
Industrial Process Cooling Equipment	31,738	36,327	41,161
Corporate and Other	14,146	1,767	3,782
Total Net sales	$303,066	$239,487	$213,471

Gross profit:
Piping Systems	$37,871	$18,952	$16,780
Filtration Products	11,424	13,776	16,230
Industrial Process Cooling Equipment	7,919	8,508	11,274
Corporate and Other	1,734	13	121
Total Gross profit	$58,948	$41,249	$44,405

Income (loss) from operations:
Piping Systems	$24,037	$10,623	$9,568
Filtration Products	(2,936)	2,220	5,274
Industrial Process Cooling Equipment	(1,765)	(1,227)	1,222
Corporate and Other	(8,544)	(8,720)	(7,122)
Total Income from operations	$10,792	$2,896	$8,942

Income (loss) before income taxes:
Piping Systems	$24,141	$10,646	$10,059
Filtration Products	(2,936)	2,220	5,274
Industrial Process Cooling Equipment	(1,765)	(1,227)	1,222
Corporate and Other	(11,378)	(11,128)	(9,798)
Total Income before income taxes	$8,062	$511	$6,757

Segment assets:
Piping Systems	$87,803	$62,075	$44,130
Filtration Products	64,865	51,407	51,886
Industrial Process Cooling Equipment	10,527	14,419	15,909
Corporate and Other	17,953	12,511	9,515
Total Segment assets	$181,148	$140,412	$121,440

Capital expenditures:
Piping Systems	$6,641	$2,190	$6,260
Filtration Products	10,925	2,500	972
Industrial Process Cooling Equipment	73	187	371
Corporate and Other	825	886	666
Total Capital expenditures	$18,464	$5,763	$8,269

Depreciation and amortization:
Piping Systems	$3,210	$2,063	$1,848
Filtration Products	1,626	1,459	1,332
Industrial Process Cooling Equipment	368	393	413
Corporate and Other	572	516	474
Total Depreciation and amortization	$5,776	$4,431	$4,067

Impairment of goodwill
Filtration Products	$1,688	$0	$0
Industrial Process Cooling Equipment	1,100	0	0
Total Impairment of goodwill	$2,788	$0	$0

Geographic Information: Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

	2008	2007	2006
Net Sales:
United States	$197,274	$166,424	$175,096
U.A.E.	29,483	18,493	2,043
Europe (excluding Germany and Denmark)	14,473	24,243	6,030
India	13,801	927	544
Qatar	11,560	3,774	762
Germany	6,857	2,746	4,801
Bahrain	6,072	293	0
Kuwait	5,078	0	446
Mexico, South America, Central America and the Caribbean	4,879	6,521	3,663
Canada	4,742	5,350	5,370
All other Asia	3,715	3,849	10,803
Denmark	3,585	4,084	2,764
Africa	999	2,029	734
Other	548	754	415
Total Net Sales	$303,066	$239,487	$213,471

Long-Lived Assets:
United States	$30,892	$21,601	$20,744
U.A.E.	6,871	7,413	7,603
India	4,363	0	0
Denmark	4,959	6,225	5,011
South Africa	171	162	83
Total Long-Lived Assets	$47,256	$35,401	$33,441

Note 2 - Significant Accounting Policies

Reclassifications: Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Revenue Recognition: The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectability is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of Completion Revenue Recognition: All divisions recognize revenues under the above stated revenue recognition policy except for sizable complex contracts - that require periodic recognition of income. For these contracts, the Company uses "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Shipping and Handling: Shipping and handling costs are included in cost of goods sold, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Operating Cycle: The length of the piping systems business’s contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year. The Company’s other businesses do not have an operating cycle beyond one year.

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

Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The balance is primarily cash and cash equivalents at the foreign subsidiaries. The Company has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist. Accounts payable included drafts payable of $7,349,000 and $7,157,000 as of January 31, 2009, and 2008, respectively.

Restricted Cash: The Loan Agreement requires that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.

Accounts Receivable Collection: The majority of the Company’s accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance. Generally, collateral is not required. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts was calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentration of Credit Risk: The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world. The Company maintains foreign credit insurance covering selected foreign sales not secured by letters of credit or guarantees from parent companies in the U.S.  This expense is included in general and administrative expense in the Consolidated Statements of Operations. In the fiscal year ended January 31, 2009 and 2008, no customer accounted for 10% or more of net sales.

Other Comprehensive Income (Loss): Other comprehensive income (loss) is defined as the change in equity resulting from transactions from non-owner sources. Other comprehensive income (loss) consisted of the following: minimum pension liability, foreign currency translation, unrealized gain on marketable securities and interest rate swap.

Pension Plan: The Winchester facility has a defined benefit plan covering its hourly employees. The benefits are based on fixed amounts multiplied by years of service of retired participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date and those expected to be earned in the future. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories. Inventories consist of the following:

	2008	2007
Raw materials	$41,514	$34,044
Work in process	5,398	4,569
Finished goods	6,880	5,756
Subtotal	53,792	44,369
Less allowances	1,501	1,356
Inventories, net	$52,291	$43,013

Long-Lived Assets: Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the asset’s estimated useful life. Interest of $152,000 was capitalized during 2008. Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization.

The Company’s investment in property, plant and equipment is summarized below:

	2008	2007
Land, buildings and improvements	$31,862	$23,453
Machinery and equipment	41,871	36,107
Furniture, office equipment and computer systems	12,004	10,057
Transportation equipment	512	198
Subtotal	86,249	69,815
Less accumulated depreciation and amortization	38,993	34,414
Property, plant and equipment, net	$47,256	$35,401

Assessment of Potential Impairments of Goodwill and Intangible Assets: The Company incurred a fourth quarter and full year 2008 noncash charge of $2,788,000 related to the impairment of goodwill.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” during the first quarter each year the Company reviews the carrying value of goodwill. The evaluation of impairment involved comparing the current fair value of the business to the carrying value. The Company used a discounted cash flow model to determine the current fair value of its reporting units. A number of significant assumptions and estimates were involved in the application of the model to forecast operating cash flows, including markets and market share, sales volumes and prices, costs to produce and working capital changes. Management considered historical experience and all available information at the time the fair values of its reporting units were estimated. However, actual fair values that could be realized in a transaction may differ from those used to evaluate the impairment of goodwill.

The recently completed goodwill impairment assessment followed the fourth quarter 2008 worsening of economic conditions. These conditions impacted both the risks considered and the calculations made. The assessment considered uncertainty about current economic market conditions in the U.S. and globally that may pose risks to the Company’s customer demand. Customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news. The distressed financial markets caused the discount rates used in calculating the present value of estimated future cash flows to be higher than a year ago. These conditions were reflected in the Company’s goodwill impairment assessment.

As a result, the estimated future cash flows of the filtration products business (whose goodwill was $1,688,000) and the industrial process cooling equipment business (whose goodwill was $1,100,000) were both lower than when goodwill impairment testing was done a year ago. All of the Company’s goodwill was deemed impaired and was written off with a noncash impairment charge.

	2008	2007
Balance at beginning of year	$2,826	$2,613
Foreign currency translation effect	(38)	213
Impairment of goodwill	(2,788)	0
Balance at end of year	$0	$2,826

Other intangible assets with definite lives: The Company owns several patents covering the features of its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate to the overall business because the Company believes sales in the business would not be materially reduced if patent protection were not available.  Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Gross patents were $2,494,000 and 2,447,000 as of January 31, 2009, and 2008. Accumulated amortization was $2,202,000 and $2,098,000 as of January 31, 2009, and 2008, respectively. Future amortizations over the next five years ending January 31 will be $107,000 in 2010, $87,000 in 2011, $35,000 in 2012, $35,000 in 2013, $28,000 in 2014.

Investment in Joint Venture: In April 2002, the piping system business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide. On June 28, 2007, the piping system business loaned the joint venture $100,000. The loan and interest were paid in 2008. The Company accounts for its joint venture investment using the equity method.

	2008	2007	2006
Partner distributions from its joint venture	$0	$286	$450
Share of joint venture income	$104	$23	$491

Research: Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. Research and development costs are expensed as incurred. Research and development expense was $2,517,000 in 2008, $4,994,000 in 2007, and $4,722,000 in 2006.

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

Income Tax Provision: Income taxes are in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assessed its deferred tax assets for realizability at each reporting period.

FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  For further information, see Note 7 – Income Taxes, in the Notes to Consolidated Financial Statements.

Net Income Per Common Share: Earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted). The computation of diluted EPS for the year ended January 31, 2008 excluded 111 stock options due to the loss for the period.

The basic weighted average shares reconcile to diluted weighted average shares as follows:

	2008	2007	2006
Basic weighted average number of common shares outstanding	6,797	6,627	5,358
Dilutive effect of stock options	56	0	242
Weighted average number of common shares outstanding assuming full dilution	6,853	6,627	5,600
Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	292	143	0
Expired or canceled options during the year	20	11	25
Stock options with an exercise price below the average stock price	258	294	548

In 2008, a total of 27,650 stock options were exercised. From February 1, 2009 through March 31, 2009, 450 stock options were exercised.

Stock Options: Stock compensation expense for employee equity awards are recognized ratably over the requisite service period of the award.  The Black-Scholes option-pricing model is utilized to estimate the fair value of awards.  Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of the Company’s Common Stock; and (3) expected life of the option – an estimate based on historical experience including the effect of employee terminations.  If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

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

New Accounting Pronouncements: In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans.  The required disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets.  FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans.  FSP 132(R)-1 is effective for the Company for fiscal year 2009.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement was effective for fiscal years beginning after November 15, 2007.  On February 14, 2008, the FASB issued FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (SFAS 157-1) that amends SFAS 157 to exclude its application for purposes of lease classification or measurement under SFAS 13.  On February 12, 2008, the FASB issued Staff Position Financial Accounting Standard (FSP FAS) No. 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted the required provisions of SFAS 157-1 effective January 1, 2008 and there was no material effect on its consolidated financial statements. The Company has adopted FSP 157-2 to delay the adoption effects related to non-financial assets and does not anticipate there will be a material effect on its consolidated financial statements.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The adoption of this FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements. In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adoption of FSP No. FAS 142-3 on its consolidated financial statements. However, the Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Retention

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $3,303,000 and $346,100 were included in the balance of trade accounts receivable as of January 31, 2009, and 2008, respectively.

Retention payable is the amount withheld by the Company until a contract is completed. Retention payables of $300,600 and $11,000 were included in the balance of trade accounts payable as of January 31, 2009, and 2008, respectively.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

	2008	2007
Costs incurred on uncompleted contracts	$43,974	$21,541
Estimated earnings	11,059	7,938
Earned revenue	55,033	29,479
Less billings to date	55,147	27,582
Total	$(114)	$1,897
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,472	$4,449
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,586)	(2,552)
Total	$(114)	$1,897

Note 5 - Debt

Debt consisted of the following:

	2008	2007
Revolving line domestic	$23,762	$8,582
Mortgage notes	12,557	9,296
Revolving lines foreign	11,957	8,162
Term loans	6,110	7,907
Capitalized lease obligations (see note 6 - Lease Information)	497	293
Total debt	54,883	34,240
Less current maturities	12,793	14,532
Total long-term debt	$42,090	$19,708

The following table summarizes the Company’s scheduled maturities at January 31, 2009:

	Total	1/31/10	1/31/11	1/31/12	1/31/13	1/31/14	Thereafter
Revolving line domestic	$23,762	$0	$23,762	$0	$0	$0	$0
Mortgages	12,557	660	698	747	458	273	9,721
Revolving line foreign	11,957	9,931	1,568	0	0	0	458
Term loans	6,110	2,032	2,989	391	193	467	38
Capitalized lease obligations	497	170	187	140	0	0	0
Total	$54,883	$12,793	$29,204	$1,278	$651	$740	$10,217

At January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 2.25 percentage points, respectively. Monthly interest payments were made. The average interest rate for the year ending January 31, 2009 was 4.94%.

The Company has two material debt covenants. (1) Consolidated EBITDA for the four consecutive fiscal quarters, (but excluding any extraordinary gains for such period) plus the amount of any expenses or charges deducted there from for the applicable period in connection with the closure and write down of the company’s facility in Cicero, Illinois, provided that the aggregate amount of add-backs to EBITDA as a result of any such charges or expenses shall not exceed $2,500,000. The company is required to achieve EBITDA of at least $8,000,000 each fiscal quarter. (2) Consolidated fixed charge coverage at the end of each month is required to be at least 1.0 for the twelve months then ended, unless collateral availability exceeds amounts borrowed by at least $6,500,000. Fixed charge coverage is a fraction whose numerator equals EBITDA minus capital expenditures (but excluding capital expenditures separately financed) and minus cash income taxes, and the denominator equals cash interest expense and loan principal payments (but excluding principal payments of revolving loans). At January 31, 2009, the Company was in compliance with covenants under the Loan Agreement.

As of January 31, 2009, the Company had borrowed $23,761,900 and had $50,300 available to it under the revolving line of credit. In addition, $1,232,400 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2009, the amount of restricted cash was $220,400. Cash required for operations is provided by draw-downs on the line of credit.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages: On March 4, 2008, the Company borrowed $5,440,000 under a mortgage note secured by the filtration products manufacturing facility located in Bolingbrook, Illinois. The 25 year mortgage resets its interest rate every five years based on a published index. The initial interest rate is 6.54% during the first five years with monthly payments of $36,867 for principal and interest combined.

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

Revolving lines foreign: The Company also has short-term credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. The interest rate at the Denmark subsidiaries was 6.1% at January 31, 2009, and the interest rate at the U.A.E subsidiaries was 8.5% at January 31, 2009. At January 31, 2009, borrowings under these credit arrangements totaled $11,957,000; an additional $2,835,000 remained unused.

Term loans: On November 1, 2008, the filtration products business Bolingbrook location entered into a capital lease in the amount of $537,400. Proceeds were used to purchase improvements for the facility. The loan bears interest at 7.55% with a monthly payment of $16,125 for both principal and interest, and has a three year term.

On March 9, 2007, the filtration products business Denmark location obtained a loan in the amount of 1,343,200 Euros (approximately $1,765,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to finance capital expenditures and other expenses. The loan matures May 2011. The loan bears interest at a floating rate at January 31, 2009 of 5.00% per annum with monthly principal payments of $35,300.

On August 28, 2007, the Company amended and restated the Term Loan Note to $3,000,000 ("Term Loan"). In March 2005, the Company’s Loan Agreement was amended to add a term loan. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2009, the prime rate was 3.25% and the Libor rate was 0.5%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.5 percentage points, respectively. The Company is scheduled to pay $107,000 of principal on the first days of March, June, September, and December in each year ending on September 30, 2010, with the remaining unpaid principal payable on November 30, 2010.

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

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for a building for its Filtration facility in Denmark, in the amount of 700,000 Euro, approximately $754,600 U.S. dollars at the exchange rate prevailing at the time of the transaction. The loan has a term of ten years. The loan bears interest at 6.1% with quarterly payments of $9,400 for both principal and interest.

Note 6 - Lease Information

The following is an analysis of property under capitalized leases:

	2008	2007
Machinery and equipment	$460	$164
Furniture and office equipment	478	252
Transportation equipment	86	67
Subtotal	1,024	483
Less accumulated amortization	438	456
Total	$586	$27

The piping systems business leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire beginning 2009 through 2017. The filtration products business leases approximately 67,000 square feet of production and office space under an operating lease, which began in June 2004 and expires in July 2010. Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At January 31, 2009, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2009	$1,464	$200
2010	804	199
2011	301	151
2012	104	0
2013	73	0
Thereafter	65	0
Subtotal	2,811	550
Less Amount representing interest	0	53
Future minimum lease payments	$2,811	$497

Rental expense for operating leases was $2,307,000, $1,690,800 and $1,333,900 in 2008, 2007 and 2006, respectively.

Note 7 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes:

	2008	2007	2006
Domestic	$(1,272)	$1,700	$7,895
Foreign	9,334	(1,189)	(1,138)
Total	$8,062	$511	$6,757

Components of income tax expense (benefit) are as follows:
Current
Federal	$456	$1,581	$1,417
Foreign	1,324	86	197
State and other	272	384	462
Subtotal	2,052	2,051	2,076
Deferred:
Federal	(374)	(1,234)	72
Foreign	(534)	(159)	118
State and other	229	151	(102)
Subtotal	(679)	(1,242)	88
Total	$1,373	$809	$2,164

The (deficiency) excess tax benefit related to stock options recorded through equity was ($457,000), $1,466,000, and $945,000 in 2008, 2007 and 2006, which did not affect net income in 2008, 2007 and 2006. The amounts were recorded to additional paid-in capital on the consolidated balance sheet and in financing activities on the consolidated statement of cash flows. The deficiency in 2008 related to removing foreign employee stock option grants from the stock compensation expense and its associated deferred tax item.

The 2007 income tax expense included a charge for valuation of the net operating loss (“NOL”) carryforwards. During the fourth quarter of 2007, management determined that all of its foreign NOL carryovers and most of its state NOL carryovers were no longer more likely than not realizable. Additional tax expense of $583,000 was recorded to establish a valuation allowance against those deferred tax assets. Management believes that the remainder of its deferred tax assets, which primarily relate to its profitable domestic operations, are more likely than not to be realized.

The difference between the provision for income taxes and the amount computed by applying the Federal effective rate of 34% was as follows:

	2008	2007	2006
Tax expense at federal statutory rate	$2,741	$174	$2,297
Foreign rate tax (benefit) expense differential	(3,573)	32	702
Impairment on goodwill	948	0	0
Valuation allowance for net operating losses *	404	583	0
State tax expense (benefit), net of federal benefit	308	125	160
Return to provision adjustments	194	68	(33)
Research tax credit	(120)	(223)	(826)
Other – net	471	50	(136)
Total	$1,373	$809	$2,164

* Valuation allowances against foreign and state net operating loss benefits:	2008	2007
For current year operating losses	$404	$298
For prior year operating loss carryovers	583	285
Total	$987	$583

The Company has a Federal operating loss carryforwards of $3,448,000 with a recognized tax benefit of $1,272,000 that will expire in 2029.

The deferred tax asset for state operating loss carryforwards of $479,000 relates to amounts that expire at various times from 2009 to 2029. The amount that will expire in 2009 is approximately $10,000. A valuation allowance has been established for approximately $390,000 of this tax asset based upon an assessment that it is more likely than not that realization cannot be assured in certain tax jurisdictions.

The Company has a deferred tax asset for foreign operating loss carryforwards of $550,000 that can be carried forward indefinitely. The Company also has a deferred tax asset for foreign operating loss carryforwards of $597,000 for which a 100% valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions. This benefit can be carried forward indefinitely.

Components of the deferred income tax asset balances were as follows:

	2008	2007
Research tax credit	$1,334	$1,003
U.S. federal NOL carryover	1,272	0
Accrued commissions and bonuses	1,207	1,226
Foreign NOL carryover	1,146	299
Other accruals not yet deducted	980	988
Non-qualified deferred compensation	821	1,161
State NOL carryover	479	298
FAS 123R stock compensation	445	200
Inventory valuation allowance	415	472
Accrued pension	284	132
Inventory uniform capitalization	133	132
Goodwill	80	166
Other	102	108
Subtotal	8,698	6,185
Valuation allowance for net operating losses	(987)	(583)
Net deferred tax asset	$7,711	$5,602

Components of deferred income tax liability balances were as follows:

Depreciation	$1,471	$162
Foreign deferred liability	300	189
Prepaid	264	342
Total	$2,035	$693

The classifications in the balance sheet were:
Current assets	$2,171	$2,488
Long-term assets	3,505	2,421
Net deferred tax asset	$5,676	$4,909

In the first quarter of 2007, the Company adopted FIN 48. The total amount of unrecognized tax liability as of February 1, 2007 was approximately $573,700, all of which would impact the effective tax rate if recognized. A decrease of $504,500 was recorded to retained earnings as of February 1, 2007 upon the adoption of FIN 48. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. Included in the total unrecognized tax liability were estimated accrued interest of $57,300 and penalties of $51,000. The Company’s policy is to include interest and penalties in income tax expense.

The following table summarizes unrecognized tax benefit activity, excluding the related accrual for interest:

Description	2008	2007
Balance at beginning of the year	$704	$574
Increases (decreases) in positions taken in a prior period	7	(8)
Increases in positions taken in a current period	71	196
Decreases due to lapse of statute of limitations	(7)	(58)
Balance at end of the year	$775	$704

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, tax years back to January 31, 2006 are open for federal and state tax purposes. In addition, federal and state tax losses generated in years January 31, 2001 through January 31, 2005 are subject to adjustment on audit, up the amount of loss claimed in those years.

The Company’s management periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Tax accruals for tax liabilities related to potential changes in judgments and estimates for federal, foreign and state tax issues are included in current liabilities on the consolidated balance sheet.

Note 8 - Employee Retirement Plans

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

The market related value of plan assets at January 31, 2009 was $3,047,730; 2,866,458 in Vanguard Balanced Index Fund, $45,036 in Vanguard REIT Index Fund, $136,149 in Fifth Third Banksafe Trust and $88 accrued income. The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan. The target asset allocation was 95% to 100% mutual funds. The investment policy is to invest substantially all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of 60% equities (plus or minus 10%) and 40% fixed income (plus or minus 10%), diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. At January 31, 2009, 95.5% of plan assets were held in mutual funds and the remaining 4.5% was in a money market fund. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in late 2008 resulted in a negative $946,000 actual return on plan assets as presented below, which reduced the fair value of plan assets at year end, as is also presented below. As a result, the actuarially calculated contributions as required under the provisions of the Employment Retirement Income Security Act of 1974 and the Internal Revenue Code as amended, including the Pension Protection Act of 2006 (PPA) resulted in a contribution of $302,000 being made during February 2009, to attain funding targets necessary to avoid PPA restrictions on the plan with respect to benefit increases and payments. While recognizing the 2008 market losses, the Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan’s investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan’s investment policy have attained such returns over several decades. The effects of market conditions and investment losses on the plan's net periodic benefit and cost amortization of actuarial loss were not material  to the Company’s results of operations or financial position. The February 2009 contribution did not materially affect the Company’s liquidity, nor are future contributions that may be necessary to maintain funding requirements expected to materially affect the Company’s liquidity. The Company does not expect the decrease in plan assets to have any impact on the Company’s future operations.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

	2008	2007
Accumulated benefit obligations:
Vested benefits	$3,820	$3,928
Accumulated benefits	$3,933	$4,030

Change in benefit obligation:
Benefit obligation – beginning of year	$4,290	$3,991
Service cost	125	113
Interest cost	238	222
Amendments	0	0
Actuarial (gain) loss	(419)	79
Benefits paid	(131)	(115)
Benefit obligation – end of year	$4,103	$4,290

Change in plan assets:
Fair value of plan assets – beginning of year	$3,912	$3,869
Actual return on plan assets (loss) gain	(946)	61
Company contributions	213	97
Benefits paid	(131)	(115)
Fair value of plan assets – end of year	$3,048	$3,912

Funded status	$(1,055)	$(378)

Amounts recognized in accumulated other comprehensive income:
Net loss	$1,530	$721
Prior service cost	442	549
Net amount recognized	$1,972	$1,270
The amount of prior service cost and net loss to be amortized in the following year is $107

Weighted-average assumptions used to determine net cost and benefit obligations for years ended January 31:

	2008	2007
End of year benefit obligation	6.490%	5.692%
Service cost discount rate	5.692%	5.710%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

For 2008, the discount rate was based on a Citigroup yield curve of high quality fixed income investments with cash flows matching the plans' expected benefit payments. The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company’s historical experience with the pension fund asset performance is also considered.

Components of net periodic benefit cost:	2008	2007
Service cost	$125	$114
Interest cost	238	223
Expected return on plan assets	(309)	(306)
Amortization of prior service cost	107	107
Recognized actuarial loss	27	0
Net periodic benefit cost	$188	$138

Amounts recognized in other comprehensive income:	2008	2007
Net gain (loss)
Obligation	$419	$(79)
Asset	(1,228)	(245)
Reclassify
Prior service cost	107	107
Total in other comprehensive income	$(702)	$(217)

Cash Flows:

Expected employer contributions for fiscal year ending 1/31/2010	$536
Expected employee contributions for fiscal year ending 1/31/2010	0
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending:
1/31/2010	235
1/31/2011	240
1/31/2012	273
1/31/2013	280
1/31/2014	291
1/31/2015-1/31/2019	$1,639

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

Contributions to the 401(k) Plan were $557,100, $608,200, and $385,400 for the years ended January 31, 2009, 2008 and 2007, respectively. In 2007, contributions included $133,800 related to forfeiture allocations for prior years. The Company estimates that it will contribute $490,000 for the year ending January 31, 2010.

Deferred Compensation Plans

The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements. The deferred compensation plan was affected by the market value of the underlying investments. Since the underlying investment declined in 2008, the Company’s deferred compensation expense and liability to the employees in the plan decreased.

Note 9 - Stock Options

Under the 2004 Stock Option Plan (“Option Plan”), 250,000 shares of common stock are reserved for issuance to employees of the Company and its affiliates as well as certain advisors and consultants to the Company. In addition, under the Option Plan, the number of shares that may be issued shall be increased by an additional two percent of the aggregate number of shares of Common Stock outstanding as of the last day of the most recently completed fiscal year of the Company, beginning January 31, 2005. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plan may be either non-qualified options or incentive options.

Pursuant to the 2001 Independent Directors’ Stock Option Plan, an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an “Independent Director”) on the date the individual is first elected as an Independent Director. An option to purchase 1,000 shares was granted to each Independent Director acting on December 31, 2001, and options to purchase 1,000 shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company’s annual meeting for the year 2002.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes Merton option-pricing model that used the assumptions noted in the following table. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include:

1.

risk-free interest rate - an estimate based on the “Market yield on U.S. Treasury securities at the rate for the period described in assumption 3 below, quoted on investment basis" for the end of week closest to the stock option grant date, from the Federal Reserve web site;

2.	expected volatility - an estimate based on the historical volatility of MFRI Common Stock’s weekly closing stock price for the period 1/1/93 to the date of grant; and
3.	expected life of the option - an estimate based on historical experience including the effect of employee terminations:

		2008	2007	2006
1.	Risk-free interest rate	2.80% - 3.57%	4.26% - 5.16%	5.16%
2.	Expected volatility	60.34% - 63.64%	51.72%	52.23%
3.	Expected life in years	5.0	5.0	7.0
4.	Dividend yield	0.0%	0.0%	0.0%

The following summarizes the changes in options under the plans as of January 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	437	$13.59		$2,903
Granted	161	17.30
Exercised	(28)	2.99		55
Cancelled	(20)	23.77
Outstanding at end of year	550	$14.85	7.2	$260

Options exercisable at year-end	254		5.4	$260

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at January 31, 2009	Weighted Average Exercise Price
$2.00-$2.99	47	3.9	$2.160	47	$2.160
$3.00-$3.99	68	3.0	3.120	68	3.120
$4.00-$4.99	4	1.0	4.130	4	4.130
$7.00-$7.99	52	6.4	7.610	52	7.610
$10.00-$10.99	87	7.4	10.075	42	10.075
$12.00-$12.99	3	9.3	12.665	0	0
$13.00-$13.99	10	9.4	13.650	0	0
$16.00-$16.99	1	9.1	16.115	0	0
$17.00-$17.99	148	9.4	17.642	5	17.740
$26.00-$26.99	2	8.5	26.045	1	26.045
$28.00-$28.99	128	8.4	28.990	35	28.990
	550	7.2	$14.849	254	$8.910

The weighted average fair value of options granted during 2008 (net of options surrendered), 2007 and 2006 are estimated at $16.41, $14.54 and $5.99, per share, respectively, on the date of grant. The total intrinsic value of options exercised during the years ended January 31, 2008, 2007 and 2006 were $125,000, $3,837,000 and $2,624,000, respectively.

Following is a summary of the Company’s nonvested shares as of January 31, 2009:

	Nonvested Stock Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at beginning of the year	212	$22.34
Granted	161	17.30
Vested	(58)	11.20
Expired or forfeited	(19)	24.19
Outstanding at end of the year	296	19.95
Based on historical experience the Company expects 93% of these options to vest.

As of January 31, 2009, there was $2,334,400 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over the weighted-average period of 3.5 years. The stock-based compensation expense for the years ended January 31, 2009, 2008 and 2007 was $745,000, $504,300 and $138,400, respectively.

Note 10 - Stock Rights

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

Note 11 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$65,981	$77,645	$76,817	$82,623
Gross profit	11,143	15,401	17,099	15,305
Net income (loss)	$423	$2,405	$4,688	$(827)
Weighted average number of common shares:
Outstanding – basic	6,787	6,794	6,799	6,808
Outstanding – diluted	6,888	6,882	6,854	6,808
Per share data:
Net income (loss) – basic	$0.06	$0.35	$0.69	$(0.12)
Net income (loss) - diluted	$0.06	$0.35	$0.69	$(0.12)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$56,954	$58,944	$65,086	$58,503
Gross profit	10,792	12,277	11,200	6,980
Net income (loss)	$1,038	$1,443	$983	$(3,762)
Weighted average number of common shares:
Outstanding – basic	6,537	6,611	6,652	6,707
Outstanding – diluted	6,821	6,836	6,880	6,707
Per share data:
Net income (loss) – basic	$0.16	$0.22	$0.15	$(0.56)
Net income (loss) - diluted	$0.15	$0.21	$0.15	$(0.56)

The fourth quarter for 2008 and 2007 had net losses; therefore the diluted earnings per share for the quarters were identical to the basic earnings per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. In the 2008 fourth quarter, the Company recognized a non-cash $2,788,000 impairment of goodwill which was recorded as part of continuing operations. The goodwill impairment charge related to the Company’s filtration products and industrial process cooling equipment businesses.

Schedule II

MFRI, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Charged to other accounts(2)	Balance at End of Period

Year Ended January 31, 2009:
Allowance for possible losses in collection of trade receivables	$384	$197	$138	$30	$473

Year Ended January 31, 2008:
Allowance for possible losses in collection of trade receivables	$352	$198	$175	$9	$384

Year Ended January 31, 2007:
Allowance for possible losses in collection of trade receivables	$504	$141	$340	$47	$352

(1)	Uncollectible accounts charged off
(2)	Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 15, 2009	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) ) )
)
	HENRY M. MAUTNER*	Director	)
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )	April 15, 2009
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	DENNIS KESSLER*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)*	By-Laws of MFRI, Inc. as amended.
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit 10.4 of Registration Statement No. 33-70794]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (SEC File No. 0-18370)]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company’s Schedule filed on May 25, 2001 (SEC File No. 0-18370)]
10(d)	Form of Directors Indemnification Agreement Certificate [Incorporated by reference to Exhibit 10.1 to the Company’s Schedule filed on May 15, 2006 (SEC File No. 001-32530)]
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (SEC File No. 0-18370)]
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

Amended and Restated Loan and Security Agreement between the Company and Bank of America dated December 15, 2006 and the amendments thereto dated [Incorporated by reference to Exhibit 10.1 to the Company’s Schedule filed on December 20, 2006 (SEC File No. 001-32530)]

10(h)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (SEC File No. 0-18370)]
10(i)*	Sixth Amendment to Amended and Restated Loan and Security Agreement.
10(j)*	Employment agreement with Fati Elgendy dated February 1, 2007.
21*	Subsidiaries of MFRI, Inc.
23*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
24*	Power of Attorney executed by directors and officers of the Company
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

*Filed herewith