Form 10-Q
period 2009-04-30
MFRI INC
filed 2009-06-08
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		April 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 Lehigh Avenue	Niles, Illinois			60714
(Address of principal executive offices)				(Zip Code)

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
On May 31, 2009, there were 6,818,170 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2009. The results of operations for the quarter ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year ending January 31, 2010.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended April 30,
	2009	2008
Net sales	$67,579	$65,981
Cost of sales	48,852	54,838
Gross profit	18,727	11,143
Operating expenses:
Selling expenses	3,099	3,726
General and administrative expenses	8,756	6,282
Total operating expenses	11,855	10,008

Income from operations	6,872	1,135

Income from joint venture	0	99

Interest expense, net	688	623
Income before income taxes	6,184	611

Income taxes	178	188
Net income	$6,006	$423

Weighted average number of common shares outstanding – basic	6,816	6,787

Weighted average number of common shares outstanding – diluted	6,852	6,888

Basic earnings per share: Net income	$0.88	$0.06

Diluted earnings per share: Net income	$0.88	$0.06

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	April 30, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,503	$2,735
Restricted cash	848	220
Trade accounts receivable, less allowance for doubtful accounts of $434 at April 30, 2009 and $473 at January 31, 2009	55,455	59,766
Inventories, net	46,304	52,291
Prepaid expenses and other current assets	9,486	8,600
Costs and estimated earnings in excess of billings on uncompleted contracts	3,607	2,472
Deferred income taxes	2,174	2,171
Total current assets	124,377	128,255

Property, plant and equipment, net of accumulated depreciation	47,722	47,256

Other assets:
Deferred tax asset	4,277	2,756
Cash surrender value of officers’ life insurance policies	2,600	1,677
Deposits	666	431
Patents, net of accumulated amortization	181	292
Other assets	465	481
Total other assets	8,189	5,637
Total assets	$180,288	$181,148

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$23,413	$27,232
Current maturities of long-term debt	10,106	12,793
Customer deposits	7,091	8,206
Commissions and management incentive payable	6,245	10,418
Other accrued liabilities	6,223	4,947
Billings in excess of costs and estimated earnings on uncompleted contracts	3,686	2,586
Accrued compensation and payroll taxes	3,634	3,601
Income taxes payable	1,758	488
Total current liabilities	62,156	70,271

Long-term liabilities:
Long-term debt, less current maturities	42,559	42,090
Deferred compensation liability	3,407	2,502
Other long term liabilities	1,911	2,107
Total long-term liabilities	47,877	46,699

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares; 6,818 issued and outstanding at April 2009 and 6,815 issued and outstanding at January 2009	68	68
Additional paid-in capital	47,158	46,922
Retained earnings	24,929	18,923
Accumulated other comprehensive loss	(1,900)	(1,735)
Total stockholders’ equity	70,255	64,178
Total liabilities and stockholders’ equity	$180,288	$181,148

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended April 30,
	2009	2008
Operating activities:
Net income	$6,006	$423
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,739	1,211
Deferred income taxes	(1,470)	(213)
Cash surrender value of deferred compensation plan	(922)	(342)
Stock-based compensation expense	226	167
Income from joint venture	0	(99)
Provision for uncollectible accounts	(58)	1
Changes in operating assets and liabilities:
Inventories	6,307	(6,434)
Accounts receivable	4,486	(6,882)
Accrued compensation and payroll taxes	(4,167)	(700)
Other assets and liabilities	1,782	(408)
Prepaid expenses and other current assets	(1,590)	(2,934)
Income taxes receivable	1,315	608
Customers’ deposits	(1,052)	3,142
Current liabilities	(341)	9,627
Net cash provided by (used in) operating activities	12,261	(2,833)

Investing activities:
Purchases of property, plant and equipment	(1,955)	(7,334)
Net cash used in investing activities	(1,955)	(7,334)

Financing activities:
Repayment of debt	(58,287)	(10,435)
Borrowings under revolving, term and mortgage loans	55,880	21,633
Net (repayment) borrowings	(2,407)	11,198
Decrease in drafts payable	(3,601)	(1,830)
Payments on capitalized lease obligations	(43)	(43)
Stock options exercised	7	1
Tax benefit of stock options exercised	3	167
Net cash (used in) provided by financing activities	(6,041)	9,493

Effect of exchange rate changes on cash and cash equivalents	(497)	(28)
Net increase (decrease) in cash and cash equivalents	3,768	(702)
Cash and cash equivalents – beginning of period	2,735	2,665
Cash and cash equivalents – end of period	$6,503	$1,963

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$681	$590
Income taxes paid	116	1

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2009

(Tabular in thousands, except per share amounts)

1.

Basis of presentation: The unaudited financial statements herein have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 31, 2009 audited financial statements have been omitted from these interim financial statements. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The Company’s maintains a website www.mfri.com. These reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC.

2.

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

	Three Months Ended April 30,
	2009	2008
Net sales:
Piping Systems	$32,627	$30,677
Filtration Products	23,305	25,817
Industrial Process Cooling Equipment	5,053	9,067
Corporate and Other	6,594	420
Total net sales	$67,579	$65,981

Gross profit:
Piping Systems	$14,148	$5,460
Filtration Products	2,646	3,269
Industrial Process Cooling Equipment	1,051	2,392
Corporate and Other	882	22
Total gross profit	$18,727	$11,143

Income (loss) from operations:
Piping Systems	$9,952	$2,932
Filtration Products	(285)	253
Industrial Process Cooling Equipment	(495)	(40)
Corporate and Other	(2,300)	(2,010)
Income from operations	$6,872	$1,135

Income (loss) before income taxes:
Piping Systems	$9,952	$3,031
Filtration Products	(285)	253
Industrial Process Cooling Equipment	(495)	(40)
Corporate and Other	(2,988)	(2,633)
Income before income taxes	$6,184	$611

3.	Inventories consisted of the following:
	April 30, 2009	January 31, 2009
Raw materials	$35,760	$41,514
Work in progress	6,553	5,398
Finished goods	5,240	6,880
Sub total	47,553	53,792
Less: Inventory allowance	1,249	1,501
Inventory, net	$46,304	$52,291

4.

Other intangible assets with definite lives: Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. Patents were $2,499,000 at April 30, 2009 and $2,494,000 at January 31, 2009. Accumulated amortization was $2,318,000 and $2,202,000 at April 30, 2009 and January 31, 2009, respectively. Future amortization over the next five years ending January 31 will be $35,000 in the balance of 2010, $28,000 in 2011, $28,000 in 2012, $28,000 in 2013, $28,000 in 2014 and $34,000 thereafter.

5.

Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at April 30, 2009 and January 31, 2009 was $3,486,372 and $3,047,730, respectively. Net cost recognized was as follows:

	Three Months Ended April 30,
Components of net periodic benefit cost:	2009	2008
Service cost	$29	$31
Interest cost	65	59
Expected return on plan assets	(61)	(77)
Amortization of prior service cost	27	27
Recognized actuarial loss	25	7
Net periodic benefit cost	$85	$47

Employer contributions remaining for fiscal year ending January 31, 2010 are expected to be $261,520. For the three months ended April 30, 2009, $309,133 of contributions was made.

6.	Equity-based compensation: At April 30, 2009, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

The Company granted options to purchase 20,000 shares of common stock to two new directors during the three-month period ended April 30, 2009, in accordance with the provisions of the 2001 Independent Directors’ Stock Option Plan.

Stock-based compensation expense was as follows:

	2009	2008
Three-month period ended April 30	$226	$167

The fair values of the option awards granted prior to, but not vested as of, April 30, 2009 and 2008 respectively, were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Expected volatility	51.72%-66.82%	46.81%-62.43%
Risk-free interest rate	1.88%-5.16%	2.80%-5.16%
Dividend yield	0%	0%
Expected life	5 - 7 years	5 - 7 years

Stock option activity for the three months ended April 30, 2009 was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2009	550	$14.85		$260
Granted	20	6.19
Exercised	(3)	2.16		10
Expired or forfeited	(12)	20.17
Outstanding on April 30, 2009	555	$14.49	7.1 years	$273

Exercisable on April 30, 2009	248	$8.86	5.2 years	$273
Weighted-average fair value of options granted during first three months of 2009		$3.64

The weighted-average exercise price per nonvested stock award at grant date was $6.19 per share for the nonvested stock awards granted in 2009. Nonvested stock award activity for the three months ended April 30, 2009 was as follows:

	Nonvested Stock Outstanding	Weighted-Average Price
Outstanding on January 31, 2009	296	$ 19.95
Granted	20	6.19
Released	(1)	16.12
Expired or forfeited	(9)	19.92
Outstanding on April 30, 2009	306	$ 19.06

As of April 30, 2009, there was $2,181,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the equity-based compensation plans. That cost is expected to be recognized over a period of 2.4 years.

7.	The basic weighted-average shares reconciled to diluted weighted average shares as follows:
	Three Months Ended April 30,
	2009	2008
Net income	$6,006	$423
Basic weighted average number of common shares outstanding	6,816	6,787
Dilutive effect of stock options	36	101
Weighted average number of common shares outstanding assuming full dilution	6,852	6,888
Basic earnings per share net income	$0.88	$0.06
Diluted earnings per share net income	$0.88	$0.06

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	438	142

Stock options with an exercise price below the average market price	116	287

8.	The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended April 30,
	2009	2008
Net income	$6,006	$423
Foreign currency translation adjustments	(165)	555
Comprehensive income	$5,841	$978

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consisted of the following:

	April 30, 2009	January 31, 2009
Foreign currency translation adjustments	$(678)	$(513)
Pension adjustment (net of cumulative tax benefit of $749)	(1,222)	(1,222)
Accumulated other comprehensive loss	$(1,900)	$(1,735)

9.

New accounting pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material effect on its consolidated financial statements.

In April 2008, FASB issued Staff Position SFAS 142-3 (“FSP”), “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, “Goodwill and Other Intangible Assets”(SFAS 142”). FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in SFAS 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. The Company adopted FSP as of the required effective date of February 1, 2009. The Company expenses costs incurred to renew or extend the term of intangible assets. The Company does not assume the ability to renew any existing intangibles. Adoption of FSP SFAS 142-3 did not have a significant effect on the Company’s financial statements.

In April 2009, the FASB issued Staff Position SFAS 107-b and APB 28-a. SFAS 107-a amends SFAS 107, “Disclosures About Fair Value of Financial Instruments”, and FSP APB 28-a amends APBO 28, “Interim Financial Reporting”, to require fair value disclosures for interim financial statements. These will be effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 107-b to have a material effect on its consolidated financial statements.

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP 132(R)-1 is effective for the Company January 31, 2010 and does not require disclosures on an interim basis.

In May 2008, the FASB issued “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

10.

Debt: On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. At April 30, 2009 and January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of April 30, 2009, the Company had borrowed $24,172,000 and had $4,019,000 available to it under the revolving line of credit. In addition, $425,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2009, the amount of restricted cash was $848,000. Cash required for operations is provided by draw-downs on the line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “continue,” “remains,” “intend,” “aim,” “should,” “prospects,” “could,” “future,” “potential,” “believes,” “plans,” “likely,” and “probable,” or the negative thereof or other variations thereon or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, competition, international rapid growth, changes in government policies and laws, worldwide economic conditions, government regulation, economic factors, consumer access to capital funds, backlog, financing, internal control, market demand and pricing, , global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three reportable business segments: piping systems, filtration products, and industrial process cooling equipment. The Company website address is www.mfri.com.

This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto. An overview of the segment results is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Item 1 of this report.

Three months ended April 30, 2009 (“current quarter”) vs. Three months ended April 30, 2008 (“prior-year quarter”)

Record first quarter net sales of $67,579,000 increased 2.4% from $65,981,000 for the prior-year quarter. (See discussion of each business segment below.)

Gross profit of $18,727,000 increased 68.1% from $11,143,000 in the prior-year quarter, and increased to 27.7% of sales in the current quarter from 16.9% of sales in the prior-year quarter. Gross profit in the piping systems business rose to $14,148,000 for the current quarter from $5,460,000 in the prior-year quarter. As of April 30, 2009, the Company had successfully completed over 95% of the production on the India pipeline project. The Company would not expect a project similar to the one in India to be replaced in the 2009 backlog. (See discussion of each business segment below.)

Selling expenses decreased 16.8% to $3,099,000 for the current quarter from $3,726,000 in the prior-year quarter. This was primarily driven by the Industrial Process Cooling Equipment business, which had decreased commission expense from lower sales and a decline in compensation and related expenses due to staff reductions. (See discussion of each business segment below.)

General and administrative expenses increased 39.4% to $8,756,000 for the current quarter from $6,282,000 in the prior-year quarter. The increase was mainly due to increased profit-based management incentive expense. (See discussion of each business segment below.)

Net income rose to a record of $6,006,000 in the current quarter from $423,000 in the prior-year quarter primarily due to increased sales, the reasons summarized above and discussed in more detail below.

Piping Systems Business

Net sales increased 6.4% to $32,627,000 in the current quarter from $30,677,000 in the prior-year quarter, attributed primarily to achieving market traction in the United Arab Emirates (“U.A.E.”) and the Gulf Cooperation Council countries. The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed to the increase. As of April 30, 2009, the Company had successfully completed over 95% of the production on the India pipeline project. The Company would not expect a project similar to the one in India to be replaced in the backlog in 2009.

Gross profit increased to 43.4% of sales in the current quarter from 17.8% of sales in the prior-year quarter due to production efficiencies in both the domestic and international operations. Gross profit in the U.A.E. improved with the increased volume without corresponding increases in fixed expenses, and from the India pipeline project that began full production in the summer of 2008.

Selling expenses increased to $637,000 in the current quarter from $602,000 for the prior-year quarter. Selling expense as a percentage of sales remained the same at 2.0%. This dollar increase was mainly due to increased commission expense related to higher sales.

General and administrative expenses increased to $3,560,000 or 10.9% of net sales in the current quarter from $1,926,000 or 6.3% of net sales for the prior-year quarter. The increase in general and administrative expenses was primarily due to the increased profit-based management incentive expense, administrative costs at the India facility, and increased staffing in the U.A.E.

Filtration Products Business

Net sales for the current quarter decreased 9.7% to $23,305,000 from $25,817,000 in the prior-year quarter. Sales declines were the result of both lower market demand and increased competition in cartridge filter products.

Gross profit decreased to 11.4% of sales in the current quarter from 12.7% of sales in the prior-year quarter primarily due to the highly competitive marketplace and increased cost of raw materials.

Selling expenses decreased to $1,766,000 in the current quarter from $1,966,000 for the comparable quarter last year. Selling expense as a percentage of sales remained constant at 7.6%. The dollar decrease was primarily due to fewer selling personnel.

General and administrative expenses increased to $1,165,000 or 5.0% of net sales in the current quarter from $1,050,000 or 4.1% of net sales in the prior-year quarter.

Industrial Process Cooling Equipment Business

Net sales of $5,053,000 for the current quarter decreased 44.3% from $9,067,000 for prior-year quarter due to lower demand for products in all market sectors, both domestic and international.

Gross profit decreased to 20.8% of sales from 26.4% of sales in the prior-year quarter primarily due to lower sales volume with which to spread fixed overhead expenses, and to a lesser extent, product mix.

Selling expenses decreased to $696,000 or 13.8% of net sales in the current quarter from $1,157,000 or 12.8% of net sales in the prior-year quarter. This was primarily driven by decreased commission expense from lower sales, and a decline in compensation and related expenses due to workforce reductions.

General and administrative expenses decreased in the current quarter to $849,000 or 16.8% of net sales from $1,275,000 or 14.1% of net sales in the prior-year quarter. The change in spending was a result of reduced outside product development services incurred in the current period, and lower compensation and related expenses due to workforce reductions.

General Corporate and Other

Included in corporate and other activity is a subsidiary, which engages in the sales and installation of HVAC systems, but which was not sufficiently large to constitute a reportable segment. Net sales of $6,594,000 for the current quarter increased from $420,000 in the prior-year quarter. The sales were related to various construction projects that were just starting in the first quarter 2008 and were very active in the first quarter 2009. Due to current customer financing constraints, there are currently very few opportunities to obtain new HVAC business at this time.

General and administrative expenses increased to $3,182,000 in the current quarter from $2,033,000 in the prior-year quarter, and increased as a percentage of total company net sales to 4.7% in the current quarter from 3.1% in the prior-year quarter. The increase was due mainly to increased profit-based management incentive expense, hiring of the Vice President of Human Resources and additional stock compensation expense.

Interest expense increased to $688,000 for the current quarter from $623,000 in the prior-year quarter primarily due to increased borrowings.

Income Taxes

Taxes on earnings are based on estimated annual effective rates. The 2.9% effective tax rate at April 30, 2009 was less than the statutory U.S. federal income tax rate, mainly due to the impact of income earned in the U.A.E. which was not subject to any local country tax. During the current quarter, the Company re-evaluated the need for a valuation allowance against deferred tax assets. It was determined that a partial valuation allowance of $844,000 was required, as the Company no longer believes that it is more likely than not, that the research and development credits will be utilized before January 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2009 were $6,503,000 as compared to $2,735,000 at January 31, 2009. The Company’s working capital was $62,221,000 at April 30, 2009 compared to $57,984,000 at January 31, 2009. The Company provided $12,261,000 from operations during the first three months of 2009. Compared to January 31, 2009, inventories decreased by $6,307,000 mainly in the filtration products business for orders in production at January 31, 2009 and shipped in the first quarter, and trade receivables decreased by $4,486,000 mainly in the piping systems business.

Net cash used in investing activities for the three months ended April 30, 2009 consisted of $1,955,000 for capital expenditures mainly in the piping systems business. Purchases were primarily for machinery and equipment.

Debt totaled $52,665,000, a decrease of $2,218,000 since the beginning of the current fiscal year. Net cash provided by financing activities was $6,041,000. Stock option activity resulted in $10,000 of cash inflow, which included $3,000 tax benefit of stock options exercised in addition to stock option proceeds of $7,000.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. At April 30, 2009 and January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of April 30, 2009, the Company had borrowed $24,172,000 and had $4,019,000 available to it under the revolving line of credit. In addition, $425,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2009, the amount of restricted cash was $848,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Income tax provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses deferred tax assets for realizability at each reporting period.

New accounting pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material effect on its consolidated financial statements.

In April 2008, FASB issued Staff Position FAS 142-3 (“FSP”), “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142, Goodwill and Other Intangible Assets (“SFAS 142”). The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in SFAS 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. The Company adopted FSP FAS 142-3 as of the required effective date of February 1, 2009. The Company expenses costs incurred to renew or extend the term of intangible assets. The Company does not assume the ability to renew any existing intangibles. Adoption of FSP FAS 142-3 did not have a significant effect on the Company’s financial statements.

In April 2009, the FASB issued Staff Position SFAS 107-b and APB 28-a. FSP FAS 107-a amends SFAS 107, “Disclosures About Fair Value of Financial Instruments”, and FSP APB 28-a amends APBO 28, “Interim Financial Reporting”, to require fair value disclosures for interim financial statements. These will be effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 107-b to have a material effect on its consolidated financial statements.

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP 132(R)-1 is effective for the Company January 31, 2010 and does not require disclosures on an interim basis.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency-denominated debt in Denmark, U.A.E., India and South Africa. At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $69,000.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission was conducted. Based on that evaluation, management concluded that internal control over financial reporting was effective as of April 30, 2009.

There has been no change in internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits
31	Rule 13a – 14(a)/15d – 14(a) Certifications

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

MFRI, INC.

Date:	June 8, 2009	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2009	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)