Form 10-Q
period 2009-07-31
MFRI INC
filed 2009-09-08
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		July 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 N. Lehigh Avenue	Niles, Illinois			60714
(Address of principal executive offices)				(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer []	Accelerated filer	☒	Non-accelerated filer	[] Smaller reporting company []
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
On September 4, 2009, there were 6,820,170 shares of the registrant’s common stock outstanding.

MFRI, Inc.

FORM 10-Q

For the quarterly period ended July 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net sales	$61,106	$77,645	$128,685	$143,626
Cost of sales	46,477	62,244	95,329	117,082
Gross profit	14,629	15,401	33,356	26,544
Operating expenses:
Selling expenses	3,328	3,518	6,427	7,244
General and administrative expenses	8,519	7,685	17,275	13,967
Total operating expenses	11,847	11,203	23,702	21,211

Income from operations	2,782	4,198	9,654	5,333

(Loss) income from joint venture	(106)	0	(106)	99

Interest expense, net	530	654	1,218	1,277
Income before income taxes	2,146	3,544	8,330	4,155

Income tax (benefit) expense	(1,605)	1,139	(1,427)	1,327
Net income	$3,751	$2,405	$9,757	$2,828

Weighted average number of common shares outstanding – basic	6,819	6,794	6,818	6,791

Weighted average number of common shares outstanding – diluted	6,846	6,882	6,854	6,881

Basic earnings per share: Net income	$0.55	$0.35	$1.43	$0.42

Diluted earnings per share: Net income	$0.55	$0.35	$1.42	$0.41

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,801	$2,735
Restricted cash	4,290	220
Trade accounts receivable, less allowance for doubtful accounts of $443 at July 31, 2009 and $473 at January 31, 2009	48,161	59,766
Inventories, net	44,072	52,291
Prepaid expenses and other current assets	8,727	8,600
Costs and estimated earnings in excess of billings on uncompleted contracts	3,422	2,472
Deferred income taxes	2,472	2,171
Income tax receivable	2,262	0
Total current assets	119,207	128,255

Property, plant and equipment, net of accumulated depreciation	48,083	47,256

Other assets:
Deferred tax asset	3,653	2,756
Cash surrender value of deferred compensation plan	2,337	1,677
Other assets	344	481
Patents, net of accumulated amortization	168	292
Deposits	99	431
Total other assets	6,601	5,637
Total assets	$173,891	$181,148

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$19,547	$27,232
Commissions and management incentive payable	8,666	10,418
Other accrued liabilities	4,948	4,947
Customers deposits	4,558	8,206
Current maturities of long-term debt	4,383	12,793
Accrued compensation and payroll taxes	3,919	3,601
Billings in excess of costs and estimated earnings on uncompleted contracts	3,237	2,586
Income taxes payable	0	488
Total current liabilities	49,258	70,271

Long-term liabilities:
Long-term debt, less current maturities	42,488	42,090
Deferred compensation liability	3,623	2,502
Other long term liabilities	1,947	2,107
Total long-term liabilities	48,058	46,699

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares; 6,820 issued and outstanding at July 31, 2009 and 6,815 issued and outstanding at January 31, 2009	68	68
Additional paid-in capital	47,389	46,922
Retained earnings	28,680	18,923
Accumulated other comprehensive income (loss)	438	(1,735)
Total stockholders’ equity	76,575	64,178
Total liabilities and stockholders’ equity	$173,891	$181,148

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Six Months Ended July 31,
	2009	2008
Operating activities:
Net income	$9,757	$2,828
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,477	2,529
Deferred income taxes	(1,095)	1,011
Cash surrender value of deferred compensation plan	(660)	(45)
Stock-based compensation expense	447	375
Loss (income) from joint venture	106	(99)
Provision for uncollectible accounts	(68)	(5)
Changes in operating assets and liabilities:
Accounts receivable	12,279	(12,202)
Inventories	8,876	(4,657)
Accounts Payable	(5,999)	9,103
Prepaid expenses and other current assets	(4,120)	(4,193)
Customers deposits	(3,743)	5,581
Income taxes (receivable) payable	(2,716)	1,124
Accrued compensation and payroll taxes	(1,530)	222
Other assets and liabilities	1,271	(674)
Net cash provided by operating activities	16,282	898

Investing activities:
Purchases of property, plant and equipment	(3,462)	(13,912)
Net cash used in investing activities	(3,462)	(13,912)

Financing activities:
Repayment of debt	(124,092)	(47,186)
Borrowings under revolving, term and mortgage loans	115,367	61,903
Net (repayment) borrowings	(8,725)	14,717
Decrease in drafts payable	(2,276)	(2,007)
Payments on capitalized lease obligations	(84)	(5)
Stock options exercised	15	21
Tax benefit of stock options exercised	5	22
Net cash (used in) provided by financing activities	(11,065)	12,748
Effect of exchange rate changes on cash and cash equivalents	1,311	202

Net increase (decrease) in cash and cash equivalents	3,066	(64)
Cash and cash equivalents – beginning of period	2,735	2,665
Cash and cash equivalents – end of period	$5,801	$2,601

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,319	$1,352 *
Income taxes paid, net of refunds	709	169

* Interest of $1,352 paid during the period included $132 that was capitalized.

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

(Tabular dollars presented in thousands, except per share amounts)

1.

Basis of presentation: The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments, which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated balance sheet as of January 31, 2009 has been derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Reclassifications have been made in prior year financial statements to conform to the current year presentation.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net sales:
Piping Systems	$32,556	$38,687	$65,183	$69,364
Filtration Products	18,435	28,197	41,740	54,014
Industrial Process Cooling Equipment	5,563	7,973	10,616	17,040
Corporate and Other	4,552	2,788	11,146	3,208
Total net sales	$61,106	$77,645	$128,685	$143,626

Gross profit:
Piping Systems	$11,309	$9,196	$25,457	$14,656
Filtration Products	1,214	3,958	3,860	7,227
Industrial Process Cooling Equipment	1,452	1,907	2,503	4,299
Corporate and Other	654	340	1,536	362
Total gross profit	$14,629	$15,401	$33,356	$26,544

Income (loss) from operations:
Piping Systems	$6,864	$6,082	$16,816	$9,014
Filtration Products	(1,810)	701	(2,095)	955
Industrial Process Cooling Equipment	(288)	(303)	(783)	(343)
Corporate and Other	(1,984)	(2,282)	(4,284)	(4,293)
Income from operations	$2,782	$4,198	$9,654	$5,333

Income (loss) before income taxes:
Piping Systems	$6,758	$6,082	$16,710	$9,113
Filtration Products	(1,810)	701	(2,095)	955
Industrial Process Cooling Equipment	(288)	(303)	(783)	(343)
Corporate and Other	(2,514)	(2,936)	(5,502)	(5,570)
Income before income taxes	$2,146	$3,544	$8,330	$4,155

3.

Income Taxes: As required under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and six months ended July 31, 2009 and 2008. For the three and six months ended July 31, 2009, the Company’s consolidated effective tax rate was (74.8%) and (17.1%), respectively. For the three and six months ended July 31, 2008, the Company’s consolidated effective tax rate was 32.1% and 31.9%, respectively. The 2009 effective tax rates were less than the statutory U.S. federal income tax rate, mainly due to the impact of income earned in the United Arab Emirates (“U.A.E.”).

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions. Income earned in the U.A.E. is not subject to any local country income tax. The process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, in tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

During the first quarter, the Company established a full valuation allowance for the research and development credits of $844,000, as the Company no longer believes that it is more likely than not that the research and development credits will be utilized before January 2014. The Company will continue to periodically review the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction.

4.

Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at July 31, 2009 and January 31, 2009 was $3,823,000 and $3,048,000, respectively. Net cost recognized was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$29	$31	$58	$62
Interest cost	65	59	130	118
Expected return on plan assets	(61)	(77)	(122)	(154)
Amortization of prior service cost	27	27	54	54
Recognized actuarial loss	25	7	50	14
Net periodic benefit cost	$85	$47	$170	$94

Employer contributions remaining for fiscal year ending January 31, 2010 are expected to be $196,000. For the six months ended July 31, 2009, $374,500 of contributions was made.

5.	Equity-based compensation: At July 31, 2009, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

During the six-month period ended July 31, 2009, the Company granted options to purchase 143,200 shares of common stock in accordance with the provisions of the Employees Stock Option Plan and granted 35,000 shares of common stock in accordance with the provisions of the Independent Directors’ Stock Option Plans.

Stock-based compensation expense was as follows:	2009	2008
Three month period ended July 31	$221	$208
Six month period ended July 31	$447	$375

The fair values of the option awards granted prior to, but not vested as of, July 31, 2009 and 2008 respectively, were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008
Expected volatility	51.72%-66.82%	46.81%-63.64%
Risk-free interest rate	1.88%-5.16%	2.80%-5.16%
Dividend yield	0%	0%
Expected life	5 - 7 years	5 - 7 years

Stock option activity for the six months ended July 31, 2009 was as follows:

	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2009	550	$14.85		$260
Granted	178	6.81
Exercised	(5)	2.90		14
Expired or forfeited	(23)	14.06
Outstanding on July 31, 2009	700	$12.92	7.6 years	$351

Exercisable on July 31, 2009	320	$11.77	5.8 years	$351
Weighted-average fair value of options granted during first six months of 2009		$4.03

Nonvested stock option activity for the six months ended July 31, 2009 was as follows:

	Nonvested Stock Outstanding	Weighted-Average Price Per Share
Outstanding on January 31, 2009	296	$19.95
Granted	178	6.81
Released	(83)	19.61
Expired or forfeited	(11)	19.74
Outstanding on July 31, 2009	380	$13.88

As of July 31, 2009, there was $2,430,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the equity-based compensation plans. The cost is expected to be recognized over a period of 2.8 years.

6.	The basic weighted-average shares reconciled to diluted weighted average shares as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income	$3,751	$2,405	$9,757	$2,828
Basic weighted average number of common shares outstanding	6,819	6,794	6,818	6,791
Dilutive effect of stock options	27	88	36	90
Weighted average number of common shares outstanding assuming full dilution	6,846	6,882	6,854	6,881
Basic earnings per share net income	$0.55	$0.35	$1.43	$0.42
Diluted earnings per share net income	$0.55	$0.35	$1.42	$0.41

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	572	288	592	288

Stock options with an exercise price below the average market price	128	288	108	288

7.	Comprehensive income, net of tax, was as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income	$3,751	$2,405	$9,757	$2,828
Foreign currency translation adjustments	2,338	231	2,173	786
Comprehensive income	$6,089	$2,636	$11,930	$3,614

8.

New accounting pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168 or the “Codification”), a replacement of SFAS 162. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effective date of SFAS 165 was for interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require fair value disclosures for interim financial statements. This was effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP 132(R)-1 is effective for the Company on January 31, 2010 and does not require disclosures on an interim basis.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

9.

Debt: On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. At July 31, 2009 and January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of July 31, 2009, the Company had borrowed $23,825,000 and had $8,202,000 available to it under the revolving line of credit. In addition, $220,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2009, the amount of such restricted cash was $466,000. Cash required for operations is provided by draw-downs on the line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “continue,” “remains,” “intend,” “aim,” “should,” “prospects,” “could,” “future,” “potential,” “believes,” “plans,” “likely,” and “probable,” or the negative thereof or other variations thereon or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, competition, international rapid growth, changes in government policies and laws, worldwide economic conditions, government regulation, economic factors, consumer access to capital funds, backlog, financing, internal control, market demand and pricing, global interest rates, currency exchange rates, labor relations and other risk factors.

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

The slowdown in the economy, which accelerated in the fourth quarter of 2008 and has continued into 2009, leads the Company be cautious regarding expected performance for the remainder of 2009. Since the fourth quarter of 2008 and continuing into the first half of 2009, net sales declined in major markets as the economic slowdown continues to impact existing and prospective customers. Should the current credit crisis and general economic recession continue, the Company could continue to experience a period of declining net sales, which could adversely impact the Company’s results of operations.

Three months ended July 31, 2009 (“current quarter”) vs. Three months ended July 31, 2008 (“prior-year quarter”)

Net sales of $61,106,000 decreased 21.3% from $77,645,000 for the prior-year quarter. (See discussion of each business segment below.)

Gross profit of $14,629,000 decreased 5.0% from $15,401,000 in the prior-year quarter, and gross margin increased to 23.9% of net sales in the current quarter from 19.8% of net sales in the prior-year quarter. Gross profit in the piping systems business rose to $11,309,000 for the current quarter from $9,196,000 in the prior-year quarter. As of July 31, 2009, the Company had successfully completed over 99% of the production on the India pipeline project. The Company would not expect a project similar in size to the one in India to be replaced in the 2009 backlog. (See discussion of each business segment below.)

Selling expenses decreased 5.4% to $3,328,000 for the current quarter from $3,518,000 in the prior-year quarter. This was primarily driven by the filtration products business and the industrial process cooling equipment business, which had decreased commission expense from lower sales and a decline in compensation and related expenses due to staff reductions. (See discussion of each business segment below.)

General and administrative expenses increased 10.9% to $8,519,000 for the current quarter from $7,685,000 in the prior-year quarter. The increase was mainly due to increased profit-based management incentive expense. (See discussion of each business segment below.)

Net income rose to a second quarter record of $3,751,000 in the current quarter from $2,405,000 in the prior-year quarter primarily due to the reasons summarized above and discussed in more detail below.

Six months ended July 31, 2009 (“YTD”) vs. Six months ended July 31, 2008 (“prior-year YTD”)

Net sales of $128,685,000 decreased 10.4% from $143,626,000 for the prior-year YTD. (See discussion of each business segment below.)

Gross profit of $33,356,000 increased 25.7% from $26,544,000 in the prior-year YTD, and gross margin increased to 25.9% of net sales YTD from 18.5% of net sales in the prior-year YTD. Gross profit in the piping systems business rose to $25,457,000 YTD from $14,656,000 in the prior-year YTD. As of July 31, 2009, the Company had successfully completed over 99% of the production on the India pipeline project. The Company would not expect a project similar in size to the one in India to be replaced in the 2009 backlog. (See discussion of each business segment below.)

Selling expenses decreased 11.3% to $6,427,000 YTD from $7,244,000 in the prior-year YTD. Primarily driven by the industrial process cooling equipment business and the filtration product business, which had decreased commission expense from lower sales and a decline in compensation and related expenses due to staff reductions. (See discussion of each business segment below.)

General and administrative expenses increased 23.7% to $17,275,000 YTD from $13,967,000 in the prior-year YTD. The increase was mainly due to increased profit-based management incentive expense. (See discussion of each business segment below.)

Net income rose to a record six month high of $9,757,000 YTD from $2,828,000 in the prior-year YTD primarily due to the reasons summarized above and discussed in more detail below.

Piping Systems Business

Current quarter vs. Prior-year quarter

Net sales decreased 15.8% to $32,556,000 in the current quarter from $38,687,000 in the prior-year quarter, attributed primarily to a drop in domestic sales in both district heating and cooling, and oil and gas products. This was partially offset by an increase in sales in the U.A.E. and $2,187,000 for the India Pipeline project. As of July 31, 2009, the Company had successfully completed over 99% of the production on the India pipeline project. The Company would not expect a project similar in size to the one in India to be replaced in the backlog in 2009.

Gross profit increased to 34.7% of net sales in the current quarter from 23.8% of net sales in the prior-year quarter due to production efficiencies in both the domestic and international operations, the improved knowledge of procurement and sourcing in the international operation as well as the cost control measures implemented throughout the domestic and international operations.

Selling expenses increased to $666,000 or 2.0% of net sales in the current quarter from $591,000 or 1.5% of net sales for the prior-year quarter. This increase was mainly due to higher sales commissions in the U.A.E. and travel expenses.

General and administrative expenses increased to $3,778,000 or 11.6% of net sales in the current quarter from $2,523,000 or 6.5% of net sales for the prior-year quarter. The increase in general and administrative expense was primarily due to the increased profit-based management incentive expense, foreign exchange loss, and additional staffing in the U.A.E.

YTD vs. Prior-year YTD

Net sales decreased 6.0% to $65,183,000 YTD from $69,364,000 in the prior-year YTD, attributed primarily to a drop in sales in both domestic heating and cooling, and oil and gas products. The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed to the increase in sales of $10,138,000 in the first half of 2009. As of July 31, 2009, the Company had successfully completed over 99% of the production on the India pipeline project. The Company would not expect a project similar in size to the one in India to be replaced in the backlog in 2009.

Gross profit increased to 39.1% of net sales YTD from 21.1% of net sales in the prior-year YTD due to production efficiencies in the international operations. Gross profit in the U.A.E. improved with the increased volume without corresponding increases in fixed expenses and achieved significant reductions in raw material costs due to the global economic slowdown.

Selling expenses increased to $1,303,000 or 2.0% of net sales YTD from $1,193,000 or 1.7% of net sales for the prior-year YTD. This increase was mainly due to higher sales commissions in the U.A.E. and travel expenses.

General and administrative expenses increased to $7,338,000 or 11.3% of net sales YTD from $4,448,000 or 6.4% of net sales for the prior-year YTD. The increase in general and administrative expenses was primarily due to the increased profit-based management incentive expense, administrative costs at the India facility, and additional staffing in the U.A.E.

Filtration Products Business

Current quarter vs. Prior-year quarter

Net sales for the current quarter decreased 34.6% to $18,435,000 from $28,197,000 in the prior-year quarter. Sales declines were the result of both lower market demand across all filtration products and increased competition in cartridge filter products. Customers are delaying their purchases thus pushing demand out. In addition, infrastructure projects have been significantly curtailed in response to the current economy.

Gross profit decreased to 6.6% of net sales in the current quarter from 14.0% of net sales in the prior-year quarter primarily due to the highly competitive marketplace across all products and increased cost of raw materials in some cartridge filters.

Selling expenses decreased to $1,779,000 in the current quarter from $1,960,000 for the comparable quarter last year primarily due to fewer selling personnel. Selling expenses as a percentage of net sales increased to 9.7% in the current quarter from 7.0% in the prior-year quarter due to the effect of lower sales.

General and administrative expenses decreased to $1,245,000 in the current quarter from $1,296,000 in the prior-year quarter. General and administrative expenses as a percentage of net sales increased to 6.8% in the current quarter from 4.6% in the prior-year quarter.

YTD vs. Prior-year YTD

YTD net sales decreased 22.7% to $41,740,000 from $54,014,000 in the prior-year YTD. Sales declines were the result of both lower market demand across all filtration products and increased competition in cartridge filter products. Customers are delaying their purchases thus pushing demand out. In addition, infrastructure projects have been significantly curtailed in response to the current economy.

Gross profit decreased to 9.2% of net sales YTD from 13.4% of net sales in the prior-year YTD primarily due to the highly competitive marketplace across all filtration products and increased cost of raw materials in some cartridge filters.

Selling expenses decreased to $3,545,000 YTD from $3,927,000 in the prior-year YTD primarily due to fewer selling personnel. Selling expenses as a percentage of net sales increased to 8.5% YTD from 7.3% in the prior-year YTD due to the effect of lower sales.

General and administrative expenses increased to $2,410,000 or 5.8% of net sales YTD from $2,346,000 or 4.3% of net sales in the prior-year YTD.

Industrial Process Cooling Equipment Business

Current quarter vs. Prior-year quarter

Net sales of $5,563,000 for the current quarter decreased 30.2% from $7,973,000 for prior-year quarter due to lower demand for products in all market sectors, both domestic and international.

Gross profit increased to 26.1% of net sales from 23.9% of net sales in the prior-year quarter primarily due to reduced field product support costs, lower overhead expenses and favorable product mix.

Selling expenses decreased to $883,000 in the current quarter from $967,000 in the prior-year quarter. This was primarily driven by a decline in compensation and related expenses due to workforce reductions. Selling expense as a percentage of net sales increased to 15.9% in the current quarter from 12.1% in the prior-year quarter due to the effect of lower sales.

General and administrative expenses decreased in the current quarter to $859,000 or 15.4% of net sales from $1,243,000 or 15.6% of net sales in the prior-year quarter. The change in spending was a result of reduced outside product development services incurred in the current period, lower compensation and related expenses due to workforce reductions, and lower bad debt expense.

YTD vs. Prior-year YTD

YTD net sales of $10,616,000 decreased 37.7% from $17,040,000 for prior-year YTD due to lower demand for products in all market sectors, both domestic and international.

Gross profit decreased to 23.6% of net sales from 25.2% of net sales in the prior-year YTD primarily due to lower sales volume to spread fixed overhead expenses.

Selling expenses decreased to $1,579,000 YTD from $2,124,000 in the prior-year YTD. This was primarily driven by decreased commission expense from lower sales, and a decline in compensation and related expenses due to workforce reductions. Selling expense as a percentage of net sales increased to 14.9% YTD from 12.5% of net sales in the prior-year YTD due to the effect of lower sales.

General and administrative expenses decreased YTD to $1,708,000 from $2,518,000 in the prior-year YTD. The change in spending was a result of reduced outside product development services incurred in the current period, and lower compensation and related expenses due to workforce reductions. General and administrative expenses as a percentage of net sales increased 16.1% YTD from 14.8% of net sales in the prior-year YTD due to the effect of lower sales.

General Corporate and Other

Current quarter vs. Prior-year quarter

Net sales of $4,552,000 for the current quarter increased from $2,788,000 in the prior-year quarter due to increased activity on large projects. New construction activity is affected by the current economy.

General and administrative expenses increased to $2,637,000 or 4.3% of net sales in the current quarter from $2,623,000 or 3.4% of net sales in the prior-year quarter. The increase was mainly due to increased deferred compensation expense and profit-based management incentive expense.

Interest expense decreased to $530,000 for the current quarter from $654,000, net of capitalized interest in the prior-year quarter primarily due to decreased borrowings and lower interest rates. Capitalized interest of $132,000 was recorded in 2008 and was attributable to the building preparations for the relocation of the filtration products business operations from Cicero, Illinois to Bolingbrook, Illinois which occurred in the second and third quarters of 2008.

YTD vs. Prior-year YTD

YTD net sales of $11,146,000 increased from $3,208,000 in the prior-year YTD due to increased activity on large projects. New construction activity is affected by the current economy.

General and administrative expenses increased to $5,819,000 or 4.5% of net sales YTD from $4,655,000 or 3.2% of net sales in the prior-year YTD. The increase was due mainly to increased profit-based management incentive expense, increased deferred compensation expense, hiring of the Vice President of Human Resources and additional stock compensation expense.

YTD interest expense decreased to $1,218,000 from $1,277,000, net of capitalized interest in the prior-year YTD primarily due to lower interest rates. Capitalized interest of $132,000 was recorded in 2008 and was attributable to the building preparations for the relocation of the filtration products business operations from Cicero, Illinois to Bolingbrook, Illinois, which occurred in the second and third quarters of 2008.

Income Taxes

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Income earned in the U.A.E. is not subject to any local country income tax. Taxes are based on an estimated annual effective rate. The effective tax rate was (74.8%) and (17.1%) for the three and six months ending July 31, 2009, respectively. The effective tax rate was less than the statutory U.S. federal income tax rate, mainly due to the impact of income earned in the U.A.E. The Company re-evaluated the need for a valuation allowance against deferred tax assets. During the first quarter, the Company established a full valuation allowance for the research and development credits of $844,000, as the Company no longer believes that it is more likely than not that the research and development credits will be utilized before January 2014. For additional information, see Note 3 Income Taxes in the Notes to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2009 were $5,801,000 as compared to $2,735,000 at January 31, 2009. The Company’s working capital was $69,949,000 at July 31, 2009 compared to $57,984,000 at January 31, 2009. The Company provided $16,282,000 from operating activities during the first six months of 2009. Compared to January 31, 2009, inventories decreased by $8,876,000 mainly in the filtration products business for orders in production at January 31, 2009 and shipped in the first quarter, and trade receivables decreased by $12,279,000 mainly in the piping systems business. Restricted cash at July 31, 2009 included $3,824,000 pledged in lieu of an account receivable retention, pending wrap up of matters related to the India pipeline project.

Net cash used in investing activities for the six months ended July 31, 2009 consisted of $3,462,000 for capital expenditures, mainly in the piping systems business. Purchases were primarily for machinery and equipment.

Debt totaled $46,871,000 at July 31, 2009, a decrease of $8,012,000 compared to the beginning of the current fiscal year. Net cash used in financing activities was $11,065,000. Stock option activity resulted in $20,000 of cash inflow, which included a $5,000 tax benefit of stock options exercised in addition to stock option proceeds of $15,000.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). The Loan Agreement was amended and restated on December 15, 2006. Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. At July 31, 2009 and January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively. Monthly interest payments were made. As of July 31, 2009, the Company had borrowed $23,825,000 and had $8,202,000 available to it under the revolving line of credit. In addition, $220,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2009, the amount of such restricted cash was $466,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Income tax provision: Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses deferred tax assets for realizability at each reporting period. For additional information, see Note 3 Income Taxes in the Notes to the Financial Statements.

New accounting pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168 or the “Codification”), a replacement of SFAS 162. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effective date of SFAS 165 was for interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require fair value disclosures for interim financial statements. This was effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefit plans. FSP 132(R)-1 is effective for the Company on January 31, 2010 and does not require disclosures on an interim basis.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency-denominated debt in Denmark, India, South Africa and U.A.E. At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $65,000.

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

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management,

including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission was conducted. Based on that evaluation, management concluded that internal control over financial reporting was effective as of July 31, 2009.

There has been no change in internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on June 23, 2009. David Unger, Henry M. Mautner, Bradley E. Mautner, Arnold F. Brookstone, Eugene Miller, Stephen B. Schwartz, Dennis Kessler, Michael J. Gade and Mark A. Zorko were elected as directors of the Company at the meeting. The following is a tabulation of the votes cast for, or against, with respect to each nominee:

	For	Against
David Unger	5,570,515	987,358
Henry M. Mautner	5,590,315	967,558
Bradley E. Mautner	5,590,315	967,558
Arnold F. Brookstone	4,281,852	2,276,021
Eugene Miller	4,281,852	2,276,021
Stephen B. Schwartz	4,331,959	2,225,914
Dennis Kessler	4,312,159	2,245,714
Michael J. Gade	5,584,561	973,312
Mark A. Zorko	5,584,561	973,312

Item 6.	Exhibits

31	Rule 13a – 14(a)/15d – 14(a) Certifications

(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002

(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32	Section 1350 Certifications

(Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	September 8, 2009	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 8, 2009	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)