Form 10-Q
period 2009-10-31
MFRI INC
filed 2009-12-10
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended		October 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from				to

Commission file number				0-18370

MFRI, INC.
(Exact name of registrant as specified in its charter)

Delaware				36-3922969
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

7720 N. Lehigh Avenue	Niles, Illinois			60714
(Address of principal executive offices)				(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]      No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [ ]     No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer []	Accelerated filer	[X]	Non-accelerated filer	[] Smaller reporting company []
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]
On December 10, 2009, there were 6,831,933 shares of the registrant’s common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended October 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share information)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net sales	$52,586	$76,817	$181,271	$220,443
Cost of sales	40,096	59,718	135,425	176,800
Gross profit	12,490	17,099	45,846	43,643
Operating expenses:
Selling expenses	3,165	3,630	9,592	10,874
General and administrative expenses	7,514	8,221	24,789	22,188
Total operating expenses	10,679	11,851	34,381	33,062

Income from operations	1,811	5,248	11,465	10,581

Income (loss) from joint ventures	40	0	(66)	99

Interest expense, net	371	744	1,589	2,021
Income before income taxes	1,480	4,504	9,810	8,659

Income tax expense (benefit)	785	(184)	(642)	1,143
Net income	$695	$4,688	$10,452	$7,516

Weighted average number of common shares outstanding – basic	6,826	6,799	6,820	6,794

Weighted average number of common shares outstanding – diluted	6,856	6,854	6,852	6,872

Basic earnings per share: Net income	$0.10	$0.69	$1.53	$1.11

Diluted earnings per share: Net income	$0.10	$0.68	$1.53	$1.09

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)	October 31, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,298	$2,735
Restricted cash	453	220
Trade accounts receivable, less allowance for doubtful accounts of $439 at October 31, 2009 and $473 at January 31, 2009	40,148	59,766
Inventories, net	42,041	52,291
Due from joint ventures	3,901	277
Costs and estimated earnings in excess of billings on uncompleted contracts	3,595	2,472
Prepaid expenses and other current assets	3,230	8,323
Deferred income taxes	2,681	2,171
Income tax receivable	1,828	0
Total current assets	106,175	128,255

Property, plant and equipment, net of accumulated depreciation	47,021	47,256

Other assets:
Deferred tax asset	4,922	2,756
Cash surrender value of deferred compensation plan	2,419	1,677
Investment in joint ventures	2,010	116
Other assets	418	796
Patents, net of accumulated amortization	268	292
Total other assets	10,037	5,637
Total assets	$163,233	$181,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,478	$27,232
Commissions and management incentive payable	10,265	10,418
Customers deposits	5,133	8,206
Accrued compensation and payroll taxes	4,228	3,601
Other accrued liabilities	4,130	4,947
Current maturities of long-term debt	2,264	12,793
Billings in excess of costs and estimated earnings on uncompleted contracts	1,491	2,586
Income taxes payable	0	488
Total current liabilities	45,989	70,271

Long-term liabilities:
Long-term debt, less current maturities	33,912	42,090
Deferred compensation liability	3,783	2,502
Other long term liabilities	1,992	2,107
Total long-term liabilities	39,687	46,699

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares; 6,832 issued and outstanding at October 31, 2009 and 6,815 issued and outstanding at January 31, 2009	68	68
Additional paid-in capital	47,695	46,922
Retained earnings	29,375	18,923
Accumulated other comprehensive income (loss)	419	(1,735)
Total stockholders’ equity	77,557	64,178
Total liabilities and stockholders’ equity	$163,233	$181,148
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Nine Months Ended October 31,
	2009	2008
Operating activities:
Net income	$10,452	$7,516
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,837	4,153
Deferred income taxes	(2,565)	1,207
Cash surrender value of deferred compensation plan	(742)	310
Stock-based compensation expense	702	627
Provision for uncollectible accounts	(77)	(11)
Loss (income) from joint ventures	66	(99)
Gain on sale of fixed assets	0	(174)
Changes in operating assets and liabilities:
Accounts receivable	20,518	(15,010)
Inventories	9,217	(15,702)
Accounts payable	(5,746)	8,899
Customers deposits	(3,247)	8,317
Income taxes receivable and payable	(2,244)	651
Prepaid expenses and other current assets	1,523	(4,471)
Accrued compensation and payroll taxes	349	2,780
Other assets and liabilities	386	(70)
Net cash provided by (used in) operating activities	33,429	(1,077)

Investing activities:
Purchases of property, plant and equipment	(3,973)	(17,217)
Investment in joint ventures	(1,960)	0
Proceeds from sale of property, plant and equipment	0	292
Net cash used in investing activities	(5,933)	(16,925)

Financing activities:
Repayment of debt	(164,282)	(79,138)
Borrowings under revolving, term and mortgage loans	144,647	101,894
Net (repayment) borrowings	(19,635)	22,756
Decrease in drafts payable	(3,815)	(3,084)
Payments on capitalized lease obligations	(126)	(7)
Stock options exercised	51	37
Tax benefit (expense) of stock options exercised	20	(480)
Net cash (used in) provided by financing activities	(23,505)	19,222

Effect of exchange rate changes on cash and cash equivalents	1,572	(1,195)

Net increase in cash and cash equivalents	5,563	25
Cash and cash equivalents – beginning of period	2,735	2,665
Cash and cash equivalents – end of period	$8,298	$2,690

Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,746	$1,900 *
Income taxes paid, net of refunds	4,021	278

* Interest of $2,052 paid during the period included $152 that was capitalized.
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2009
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

2.
Business Segment Reporting: The Company has three reportable segments.  The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems.  The filtration products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems.  The industrial process cooling equipment business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.  Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems, but which is not sufficiently large to constitute a reportable segment.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net sales:
Piping Systems	$25,704	$37,703	$90,887	$107,067
Filtration Products	17,481	25,400	59,221	79,414
Industrial Process Cooling Equipment	5,934	8,692	16,550	25,732
Corporate and Other	3,467	5,022	14,613	8,230
Total net sales	$52,586	$76,817	$181,271	$220,443

Gross profit:
Piping Systems	$8,506	$11,324	$33,963	$25,980
Filtration Products	2,147	2,872	6,007	10,099
Industrial Process Cooling Equipment	1,296	2,299	3,799	6,598
Corporate and Other	541	604	2,077	966
Total gross profit	$12,490	$17,099	$45,846	$43,643

Income (loss) from operations:
Piping Systems	$5,398	$7,453	$22,214	$16,467
Filtration Products	(889)	(196)	(2,984)	758
Industrial Process Cooling Equipment	(471)	362	(1,254)	19
Corporate and Other	(2,227)	(2,371)	(6,511)	(6,663)
Income from operations	$1,811	$5,248	$11,465	$10,581

Income (loss) before income taxes:
Piping Systems	$5,438	$7,453	$22,148	$16,566
Filtration Products	(889)	(196)	(2,984)	758
Industrial Process Cooling Equipment	(471)	362	(1,254)	19
Corporate and Other	(2,598)	(3,115)	(8,100)	(8,684)
Income before income taxes	$1,480	$4,504	$9,810	$8,659

3.
Income Taxes:  The Company estimates the annual effective tax rate for the full year each quarter and applies that rate to the income before income taxes in determining the provision for income taxes for the three and nine months ended October 31, 2009 and 2008.  For the three and nine months ended October 31, 2009, the Company’s consolidated effective tax rate was 53.0% and (6.5%), respectively.  For the three and nine months ended October 31, 2008, the Company's consolidated effective tax rate was (4.1%) and 13.2%, respectively.  The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected earnings in the United Arab Emirates ("U.A.E.") versus total projected earnings.  The 2009 second quarter tax expense reflected a $1.05 million benefit due to the adjustment of the projected annual tax rate.   The projected annual tax rate was higher in the third quarter due to a decrease in projected mix of U.A.E. income to total income, resulting in additional tax expense of $775,000.  The year-to-date effective tax rate was less than the statutory U.S. federal income tax rate, mainly due to the large portion of income earned in the U.A.E.

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

During 2009, the Company established a valuation allowance for the research and development credits, as the Company no longer believed that it was more likely than not that the research and development credits would be utilized before expiration.  The Company will continue to periodically review the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction.

4.
Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia: The market-related value of plan assets at October 31, 2009 and January 31, 2009 was $4,022,000 and $3,048,000, respectively.  Net cost recognized was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$30	$32	$88	$94
Interest cost	64	60	194	178
Expected return on plan assets	(61)	(77)	(183)	(231)
Amortization of prior service cost	27	26	81	80
Recognized actuarial loss	26	6	76	20
Net periodic benefit cost	$86	$47	$256	$141

Employer contributions remaining for fiscal year ending January 31, 2010 are expected to be $131,000.  For the nine months ended October 31, 2009, $439,900 of contributions was made.

5.	Equity-based compensation: At October 31, 2009, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

During the nine-month period ended October 31, 2009, the Company granted options to purchase 143,200 shares of common stock in accordance with the provisions of the Employees Stock Option Plan and granted 35,000 shares of common stock in accordance with the provisions of the Independent Directors’ Stock Option Plans.

Stock-based compensation expense was as follows:	2009	2008
Three month period ended October 31	$255	$252
Nine month period ended October 31	$702	$627

The fair values of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:
	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008
Expected volatility	51.72%-66.82%	46.81%-63.64%
Risk-free interest rate	1.88%-5.16%	2.80%-5.16%
Dividend yield	0%	0%
Expected life	5 - 7 years	5 - 7 years

Stock option activity for the nine months ended October 31, 2009 was as follows:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2009	550	$14.85		$260
Granted	178	6.81
Exercised	(17)	3.02		55
Expired or forfeited	(26)	12.94
Outstanding on October 31, 2009	685	$13.12	7.4 years	$388

Exercisable on October 31, 2009	307	$12.20	5.7 years	$377
Weighted-average fair value of options granted during first nine months of 2009		$4.03

Nonvested stock option activity for the nine months ended October 31, 2009 was as follows:

	Nonvested Stock Outstanding	Weighted-Average Price Per Share
Outstanding on January 31, 2009	296	$19.95
Granted	178	6.81
Vested	(85)	19.61
Expired or forfeited	(11)	19.06
Outstanding on October 31, 2009	378	$13.87

As of October 31, 2009, there was $2,170,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the equity-based compensation plans.  The cost is expected to be recognized over a period of 2.5 years.

6.	The basic weighted-average shares reconciled to diluted weighted average shares as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income	$695	$4,688	$10,452	$7,516
Basic weighted average number of common shares outstanding	6,826	6,799	6,820	6,794
Dilutive effect of stock options	30	55	32	78
Weighted average number of common shares outstanding assuming full dilution	6,856	6,854	6,852	6,872
Basic earnings per share net income	$0.10	$0.69	$1.53	$1.11
Diluted earnings per share net income	$0.10	$0.68	$1.53	$1.09

Stock options not included in the computation ofdiluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	571	294	571	292

Stock options with an exercise price below the average market price	114	275	114	278

7.	Comprehensive income, net of tax, was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income	$695	$4,688	$10,452	$7,516
Foreign currency translation adjustments	(19)	(3,226)	2,154	(2,440)
Comprehensive income	$676	$1,462	$12,606	$5,076

8.
Investment in Joint Venture:  In October 2009, the piping systems business, in joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc., completed a 12.25 million Canadian dollar acquisition of Garneau, Inc’s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada.  The Company paid a total of $5.88 million, $1.96 million for the investment and $3.92 million in a loan, for its 49% share of the joint venture company, Bayou Perma-Pipe Canada, Ltd., and will account for its investment using the equity method.

9.	New accounting pronouncements:

In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), to codify guidance into FASB Accounting Standards Codification (ASC or Codification) 105, Generally Accepted Accounting Principles, that establishes the Codification as the sole source of authoritative U.S. GAAP.  The Codification categorizes all U.S. GAAP as either authoritative or nonauthoritative, and all guidance contained in the Codification carries an equal level of authority.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the provisions of ASC 105 did not have a material impact on the Company’s consolidated financial statements. The Company has revised its references to pre-Codification GAAP in its financial statements for the three and nine month periods ended October 31, 2009.

In April 2009, the FASB issued guidance on the frequency of fair value disclosures of financial instruments; the new guidance requires fair value disclosures for interim financial statements. The guidance is codified in ASC 825, Financial Instruments, and ASC 270, Interim Reporting.  The new guidance was effective for interim periods ending after June 15, 2009.  Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans consistent with guidance contained in ASC 820, Fair Value Measurements and Disclosures.  The new guidance, which has been codified in ASC 715, Compensation – Retirement Benefits, 20, “Defined Benefit Plans – General,” requires that disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets.  ASC 715-20 does not change the accounting treatment for postretirement benefit plans.  ASC 715-20 is effective for the Company on January 31, 2010 and does not require disclosures on an interim basis.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

10.
Debt:  On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  The Loan Agreement was amended and restated on December 15, 2006.  Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  At October 31, 2009 and January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below.  Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At October 31, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively.  Monthly interest payments were made.  As of October 31, 2009, the Company had borrowed $15,028,000 and had $7,324,000 available to it under the revolving line of credit.  In addition, $3,689,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At October 31, 2009, the amount of such restricted cash was $453,000.  Cash required for operations is provided by draw-downs on the line of credit.

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

This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, contained elsewhere in this report.  An overview of the segment results is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Item 1 of this report.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the consolidated financial statements:

•	Inventory valuation, the allowance for doubtful accounts and other accrued liabilities
•	Long-lived and intangible assets valuation, and depreciation amortization periods
•	Income taxes
•	Retirement plans
•	Equity-based compensation

In the third quarter of 2009, there were no changes in the above critical accounting policies.

The slowdown in the economy, which accelerated in the fourth quarter of 2008 and has continued into 2009, leads the Company to be cautious regarding expected performance for the remainder of 2009.  Since the fourth quarter of 2008 and continuing into 2009, net sales declined in major markets as the economic slowdown continued to impact existing and prospective customers.  Should the current credit crisis and general economic recession continue, the Company could continue to experience a period of declining net sales, which could adversely impact the Company’s results of operations.

Three months ended October 31, 2009 (“current quarter”) vs. Three months ended October 31, 2008 (“prior-year quarter”)

Net sales of $52,586,000 in the current quarter decreased 31.5% from $76,817,000 in the prior-year quarter.  (See discussion of each business segment below.)

Gross profit of $12,490,000 in the current quarter decreased 27.0% from $17,099,000 in the prior-year quarter, and gross margin increased to 23.8% of net sales in the current quarter from 22.3% of net sales in the prior-year quarter.  As of October 31, 2009, the Company completed the production on the India pipeline project.  The Company does not expect a project similar in size to the one in India to be replaced in the backlog in the near future.  (See discussion of each business segment below.)

Selling expenses decreased 12.8% to $3,165,000 in the current quarter from $3,630,000 in the prior-year quarter.  This was primarily driven by the filtration products business and the industrial process cooling equipment business, which had decreased commission expense from lower sales and a decline in compensation and related expenses due to staff reductions.  (See discussion of each business segment below.)

General and administrative expenses decreased 8.6% to $7,514,000 in the current quarter from $8,221,000 in the prior-year quarter.  The decrease was mainly due to decreased profit-based management incentive expense.  (See discussion of each business segment below.)

Net income was $695,000 in the current quarter compared to $4,688,000 in the prior-year quarter primarily due to the reasons summarized above and discussed in more detail below.

Nine months ended October 31, 2009 (“YTD”) vs. Nine months ended October 31, 2008 (“prior-year YTD”)

Net sales YTD of $181,271,000 decreased 17.8% from $220,443,000 in the prior-year YTD.  (See discussion of each business segment below.)

Gross profit YTD of $45,846,000 increased 5.0% from $43,643,000 in the prior-year YTD, and gross margin increased to 25.3% of net sales YTD from 19.8% of net sales in the prior-year YTD.  Gross profit in the piping systems business rose to $33,963,000 YTD from $25,980,000 in the prior-year YTD.  As of October 31, 2009, the Company completed the production on the India pipeline project.  The Company does not expect a project similar in size to the one in India to be replaced in the backlog in the near future.  (See discussion of each business segment below.)

Selling expenses decreased 11.8% to $9,592,000 YTD from $10,874,000 in the prior-year YTD.  This decrease was primarily driven by the industrial process cooling equipment business and the filtration product business, which had decreased commission expense from lower sales and a decline in compensation and related expenses due to staff reductions.  (See discussion of each business segment below.)

General and administrative expenses increased 11.7% to $24,789,000 YTD from $22,188,000 in the prior-year YTD.  The increase was mainly due to increased profit-based management incentive expense, additional staffing in the piping systems business and increased deferred compensation expense.  (See discussion of each business segment below.)

Net income rose to a record nine month high of $10,452,000 YTD from $7,516,000 in the prior-year YTD primarily due to the reasons summarized above and discussed in more detail below.

Piping Systems Business

Current quarter vs. Prior-year quarter

Net sales decreased 31.8% to $25,704,000 in the current quarter from $37,703,000 in the prior-year quarter, attributed primarily to a drop in international sales as a result of the slowdown in the market.  The quarter included sales of $1,188,000 for the India pipeline project.  As of October 31, 2009, the Company completed the India pipeline project.  The Company does not expect a project similar in size to the one in India to be replaced in the backlog in the near future.

Gross profit increased to 33.1% of net sales in the current quarter from 30.0% of net sales in the prior-year quarter, primarily due to the favorable adjustment of cost estimates associated with the completion of the India pipeline project.  Gross profit also increased due to production efficiencies, and cost control measures implemented throughout the operations.

Selling expenses decreased to $677,000 in the current quarter from $708,000 for the prior-year quarter.  This decrease was mainly due to lower domestic travel expenses.  Selling expenses as a percentage of net sales increased to 2.6% in the current quarter from 1.9% in the prior-year quarter.

General and administrative expenses decreased to $2,431,000 in the current quarter from $3,163,000 for the prior-year quarter.  The decrease in general and administrative expense was primarily due to the lower profit-based management incentive expense, foreign exchange gain, and reduced staffing related to the India pipeline project.  General and administrative expenses increased as a percentage of net sales to 9.5% in the current quarter from 8.4% for the prior-year quarter.

YTD vs. Prior-year YTD

Net sales decreased 15.1% to $90,887,000 YTD from $107,067,000 in the prior-year YTD, attributed primarily to a drop in sales in both domestic heating and cooling, and oil and gas products.  The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed $7,224,000 to the increase in sales in the nine months of 2009.  As of October 31, 2009, the Company completed the India pipeline project.  The Company does not expect a project similar in size to the one in India to be replaced in the backlog in the near future.

Gross profit increased to 37.4% of net sales YTD from 24.3% of net sales in the prior-year YTD due to production efficiencies in the international operations and the favorable adjustment of cost estimates associated with the completion of the India pipeline project.  Gross profit in the U.A.E. also improved due to decreased raw material costs.

Selling expenses increased to $1,980,000 or 2.2% of net sales YTD from $1,902,000 or 1.8% of net sales for the prior-year YTD.  This increase was mainly due to higher sales commissions in the U.A.E. and additional staffing.

General and administrative expenses increased to $9,769,000 or 10.7% of net sales YTD from $7,611,000 or 7.1% of net sales for the prior-year YTD.  The increase in general and administrative expenses was primarily due to the increased profit-based management incentive expense, additional staffing, foreign exchange loss and increased legal fees.

Filtration Products Business

Current quarter vs. Prior-year quarter

Net sales in the current quarter decreased 31.2% to $17,481,000 from $25,400,000 in the prior-year quarter.  Sales declines were the result of lower market demand across all filtration products.  Customers are delaying their purchases.  In addition, customer infrastructure projects have been significantly curtailed in response to the current economy.

Gross profit increased to 12.3% of net sales in the current quarter from 11.3% of net sales in the prior-year quarter primarily due to cost containment efforts and improved product mix.

Selling expenses decreased to $1,611,000 in the current quarter from $1,891,000 for the comparable quarter last year primarily due to fewer selling personnel and less commission expense.  Selling expenses as a percentage of net sales increased to 9.2% in the current quarter from 7.4% in the prior-year quarter due to the effect of lower sales.

General and administrative expenses increased to $1,425,000 or 8.2% of net sales in the current quarter from $1,178,000 or 4.6% of net sales in the prior-year quarter primarily due to foreign exchange loss partially offset by fewer personnel.

YTD vs. Prior-year YTD

YTD net sales decreased 25.4% to $59,221,000 from $79,414,000 in the prior-year YTD.  Sales declines were the result of lower market demand across all filtration products.  Customers are delaying their purchases.  In addition, customer infrastructure projects have been significantly curtailed in response to the current economy.

Gross profit decreased to 10.1% of net sales YTD from 12.7% of net sales in the prior-year YTD primarily due to the highly competitive marketplace across all filtration products and a decrease in production volume.

Selling expenses decreased to $5,156,000 YTD from $5,817,000 in the prior-year YTD primarily due to fewer selling personnel, less commission expense related to lower sales and decreased advertising expense.  Selling expenses as a percentage of net sales increased to 8.7% YTD from 7.3% in the prior-year YTD due to the effect of lower sales.

General and administrative expenses increased to $3,835,000 or 6.5% of net sales YTD from $3,524,000 or 4.4% of net sales in the prior-year YTD primarily due to additional professional costs, higher bank fees, and foreign currency exchange loss.  These factors were partially offset by personnel reductions.

Industrial Process Cooling Equipment Business

Current quarter vs. Prior-year quarter

Net sales of $5,934,000 in the current quarter decreased 31.7% from $8,692,000 in the prior-year quarter due to lower demand for products in all market sectors, both domestic and international.

Gross profit decreased in the current quarter to 21.8% of net sales from 26.4% of net sales in the prior-year quarter primarily due to reduced sales volume and an unfavorable product mix.

Selling expenses decreased to $877,000 in the current quarter from $1,031,000 in the prior-year quarter.  This was primarily driven by a decline in compensation and related expenses due to workforce reductions and a decrease in commission expense on lower sales.  Selling expense as a percentage of net sales increased to 14.8% in the current quarter from 11.9% in the prior-year quarter due to the effect of lower sales.

General and administrative expenses decreased in the current quarter to $887,000 from $906,000 in the prior-year quarter.  The change in spending was a result of reduced outside product development services and lower compensation and related expenses due to workforce reductions offset by a gain on asset sale in the prior-year quarter.  General and administrative expenses as a percentage of net sales increased to 14.9% in the current quarter from 10.4% in the prior-year quarter due to the effect of lower sales.

YTD vs. Prior-year YTD

YTD net sales of $16,550,000 decreased 35.7% from $25,732,000 in the prior-year YTD due to lower demand for products in all market sectors.

Gross profit decreased to 23.0% of net sales from 25.6% of net sales in the prior-year YTD primarily due to lower sales volume and an unfavorable product mix.

Selling expenses decreased to $2,456,000 YTD from $3,155,000 in the prior-year YTD.  This was primarily driven by decreased commission expense from lower sales, and a decline in compensation and related expenses due to workforce reductions.  Selling expense as a percentage of net sales increased to 14.8% YTD from 12.3% of net sales in the prior-year YTD due to the effect of lower sales.

General and administrative expenses decreased YTD to $2,595,000 from $3,424,000 in the prior-year YTD.  The change in spending was a result of reduced outside product development services and lower compensation and related expenses due to workforce reductions.  General and administrative expenses as a percentage of net sales increased to 15.7% YTD from 13.3% of net sales in the prior-year YTD due to the effect of lower sales.

General Corporate and Other

Current quarter vs. Prior-year quarter

Net sales of $3,467,000 in the current quarter decreased from $5,022,000 in the prior-year quarter due to decreased activity on large projects.  New construction activity has been adversely affected by the current economy.

General and administrative expenses decreased to $2,771,000 in the current quarter from $2,974,000 in the prior-year quarter.  This change was mainly due to decreased profit-based management incentive expense and a decrease in expenses incurred to comply with SOX404, partially offset by increased deferred compensation expense.  General and administrative expenses as a percentage of net sales increased to 5.3% in the current quarter from 3.9% in the prior-year quarter due to the effect of lower sales.

Interest expense decreased to $371,000 in the current quarter from $744,000, net of capitalized interest, in the prior-year quarter primarily due to decreased borrowings and lower interest rates.  Capitalized interest of $152,000 recorded in 2008, was attributable to the building preparations for the relocation of the Illinois filtration products business operations from Cicero to Bolingbrook.

YTD vs. Prior-year YTD

YTD net sales of $14,613,000 increased from $8,230,000 in the prior-year YTD due to increased activity on large projects during the first two quarters of 2009.

General and administrative expenses increased to $8,590,000 or 4.7% of net sales YTD from $7,629,000 or 3.5% of net sales in the prior-year YTD.  The increase was due mainly to increased deferred compensation expense, increased profit-based management incentive expense, and the hiring of the Vice President of Human Resources, partially offset by lower expenses incurred to comply with SOX404.

YTD interest expense decreased to $1,589,000 from $2,021,000, net of capitalized interest in the prior-year YTD primarily due to decreased borrowings and lower interest rates.  Capitalized interest of $152,000 recorded in 2008, was attributable to the building preparations for the relocation of the Illinois filtration products business operations from Cicero to Bolingbrook.

Income Taxes

The effective tax rate in the periods presented was the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  Income earned in the U.A.E. is not subject to any local country income tax.  Taxes are based on an estimated annual effective rate that is calculated each quarter.  The effective tax rate was 53.0% and (6.5%) for the three and nine months ending October 31, 2009, respectively.  The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected earnings in the U.A.E. versus total projected earnings.  The second quarter tax expense reflected a $1.05 million benefit due to the adjustment of the projected annual tax rate.  The projected annual tax rate was higher in the third quarter due to a decrease in projected mix of U.A.E. income to total income, resulting in additional tax expense of $775,000.  The year-to-date effective tax rate was less than the statutory U.S. federal income tax rate, mainly due to the large portion of income earned in the U.A.E.  The Company re-evaluated the need for a valuation allowance against deferred tax assets.  During 2009, the Company established a valuation allowance for the research and development credits, as the Company no longer believed that it was more likely than not that the research and development credits would be utilized before expiration.  For additional information, see Note 3 Income Taxes in the Notes to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2009 were $8,298,000 as compared to $2,735,000 at January 31, 2009.  The Company’s working capital was $60,186,000 at October 31, 2009 compared to $57,984,000 at January 31, 2009.  The Company provided $33,429,000 from operating activities during the first nine months of 2009.  Compared to January 31, 2009, inventories decreased by $9,217,000 mainly in the filtration products business for orders in production at January 31, 2009 and shipped in the first quarter, and trade receivables decreased by $20,518,000 mainly in the piping systems business.  In October 2009, the piping systems business made a $3,920,000 loan to the newly formed joint venture located in Alberta, Canada.  For additional information, see Note 8 Investment in Joint Venture in the Notes to the Financial Statements.

Net cash used in investing activities for the nine months ended October 31, 2009 included $3,973,000 for capital expenditures, primarily for machinery and equipment in the piping systems business.  In October 2009, the Company made an investment in a Canadian joint venture for $1,960,000 related to the piping systems business.  For additional information, see Note 8 Investment in Joint Venture in the Notes to the Financial Statements.

Debt totaled $36,176,000 at October 31, 2009, a decrease of $18,707,000 compared to the beginning of the current fiscal year.  Net cash used in financing activities was $23,505,000.  Stock option activity resulted in $71,000 of cash inflow, which included a $20,000 tax benefit of stock options exercised in addition to stock option proceeds of $51,000.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  The Loan Agreement was amended and restated on December 15, 2006.  Under the terms of the Loan Agreement, which matures on November 13, 2010, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  At October 31, 2009 and January 31, 2009, the Company was in compliance with covenants under the Loan Agreement as defined below.  Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At October 31, 2009, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively.  Monthly interest payments were made.  As of October 31, 2009, the Company had borrowed $15,028,000 and had $7,324,000 available to it under the revolving line of credit.  In addition, $3,689,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At October 31, 2009, the amount of such restricted cash was $453,000.  Cash required for operations is provided by draw-downs on the line of credit.

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

New accounting pronouncements:  In June 2009, the FASB issued ASU 2009-01, Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”), to codify guidance into FASB Accounting Standards Codification (ASC or Codification) 105, Generally Accepted Accounting Principles, that establishes the Codification as the sole source of authoritative U.S. GAAP.  The Codification categorizes all U.S. GAAP as either authoritative or nonauthoritative, and all guidance contained in the Codification carries an equal level of authority.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the provisions of ASC 105 did not have a material impact on the Company’s consolidated financial statements. The Company has revised its references to pre-Codification GAAP in its financial statements for the three and nine month periods ended October 31, 2009.

In April 2009, the FASB issued guidance on the frequency of fair value disclosures of financial instruments; the new guidance requires fair value disclosures for interim financial statements. The guidance is codified in ASC 825, Financial Instruments, and ASC 270, Interim Reporting.  The new guidance was effective for interim periods ending after June 15, 2009.  Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans consistent with guidance contained in ASC 820, Fair Value Measurements and Disclosures.  The new guidance, which has been codified in ASC 715, Compensation – Retirement Benefits, 20, “Defined Benefit Plans – General,” requires that disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets.  ASC 715-20 does not change the accounting treatment for postretirement benefit plans.  ASC 715-20 is effective for the Company on January 31, 2010 and does not require disclosures on an interim basis.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices.  Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency-denominated debt in Denmark, India, and U.A.E.  At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed-rate long-term debt and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $44,000.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which the Company uses in the production of piping systems.  The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.              Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended October 31, 2009 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	December 10, 2009	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 10, 2009	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)