Form 10-K
MFRI INC
filed 2010-04-19
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010

Commission File No. 0-18370

MFRI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7720 N. Lehigh Avenue, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

(847) 966-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-K or any amendment to this FORM 10-K.      Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of  The Exchange Act)    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $33,201,258 based on the closing sale price of $6.00 per share as reported on the NASDAQ Global Market on July 31, 2009.

The number of shares of the registrant’s common stock outstanding at April 8, 2010 was 6,836,433.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORM 10-K CONTENTS
JANUARY 31, 2010

PART I

Forward Looking Statements

Statements in this Form 10-K that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MFRI’s filings with the Securities and Exchange Commission (“SEC”).  See “Risk Factors” in Item 1A.

Item 1.                 BUSINESS

MFRI, Inc., collectively with its subsidiaries (“MFRI”, the “Company” or the “Registrant”), is engaged in the manufacture and sale of products in three distinct business segments:  piping systems, filtration products and industrial process cooling equipment.  Corporate and other includes the installation of heating, ventilation and air conditioning (“HVAC”) systems.  The Company’s fiscal year ends on January 31.  Years and balances described as 2009 and 2008 are the fiscal years ended January 31, 2010 and 2009, respectively.  In the year ended January 31, 2010, no customer accounted for 10% or more of the Company's net sales.

Information with respect to the Company's business segments is included in the following discussions of the separate business segments and in the financial statements and related notes thereto.

MFRI, Inc.’s Operating Units

All subsidiaries shown are, directly or indirectly, wholly owned by MFRI, Inc. except Bayou Perma-Pipe Canada, Ltd.

Available Information

The Company files with, and furnishes to the SEC, reports including annual meeting materials, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto.  The Company maintains a website www.mfri.com.  These reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC.  These materials can be found on the website under: Investor’s Center — SEC Filings.  The information on the Company’s website is not part of this annual report on Form 10-K, and is not incorporated into this or any other filings by the Company with the SEC.

Piping Systems Business

Products and Services.  The Company engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems.  Piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling (“DHC”) piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation.  The Company's leak detection and location systems are sold with many of its piping systems, and on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Company's piping systems are frequently custom fabricated to job site dimensions and/or to incorporate provisions for thermal expansion due to varying temperatures.  This custom fabrication helps to minimize the amount of field labor required by the installation contractor.  Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors.

Marketing.  The Company's piping systems customer base is industrially and geographically diverse.  In the United States of America (“U.S.”), the Company employs a national and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems.  Globally, the Company employs a direct sales force as well as an exclusive agent network for several countries in the Middle and Far East to market and sell products and services.

Recent Development.  The Company continues to seek market potential around the world to grow volume and profitability.  In October 2009, the piping systems business, in joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc., completed a 12.25 million Canadian dollar acquisition of Garneau, Inc’s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to sell product to the growing oil sands market.

Patents and Trademarks.  The Company owns several patents covering its piping and electronic leak detection systems.  The patents are not material either individually or in the aggregate to the overall business because the Company believes sales in the business would not be materially reduced if patent protection were not available.  The Company owns numerous trademarks connected with its piping and leak detection systems business including the following: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard®, Multi-Therm®, and Ultra-Therm®.  The Company also owns a Canadian trademarks for Ric-Wil® and Perma-Pipe™, a Denmark trademark for Ric-Wil®, France trademark for Perma-Pipe®, German trademark for Perma-Pipe®, Oman trademarks for Perma-Pipe®, Pal-At® and Xtru-therm®, Kuwait trademarks for Perma-Pipe®, Pal-At® and Xtru-therm®, Singapore trademarks for Perma-Pipe®, Pal-At® and Xtru-therm®, India trademarks for Perma-Pipe™, Pal-At™ and Xtru-therm™ , Australia trademark for Ric-Wil™ and United Kingdom trademarks for Polytherm®, Perma-Pipe® and Ric-Wil®.

Backlog.  As of January 31, 2010, the backlog (uncompleted firm orders) was $48,770,000, substantially all of which is expected to be completed in 2010.  As of January 31, 2009, the backlog was $52,385,000.  The Company has received additional orders for the India pipeline project for at least 150 kilometers, which is expected to begin in May of 2010.

Raw Materials.  The basic raw materials used in production are pipes and tubes made of carbon steel, alloy, copper, ductile iron, plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities.  The Company believes there are currently adequate supplies or sources of availability of these needed raw materials.

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

Backlog.  As of January 31, 2010, the backlog was $21,400,000, substantially all of which is expected to be completed in 2010.  As of January 31, 2009, the backlog was $35,549,000.  Customers are delaying their purchases and curtailing infrastructure projects in response to the economic climate.

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

Competition.  The filtration products business is highly competitive.  In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies.  The Company believes, based on domestic sales, that its principal competitors in this segment consist of approximately five major competitors and at least 50 smaller competitors, most of which are doing business on a regional or local basis.  In Europe, several companies supply filtration products, and the Company is a relatively small participant in that market.  Some of the Company's competitors have greater financial resources than the Company.

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

Government Regulation.  The Company's filtration products business is substantially dependent upon governmental regulation of air pollution at the federal and state levels.  Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate.  The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those issued by the U.S. Environmental Protection Agency under the Clean Air Act Amendments of 1990 (“Clean Air Act”).

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

The Company believes the total annual U.S. market for water cooling equipment in the plastics industry was more than $100 million on a pre-recession basis, and the Company is one of the three largest suppliers of such equipment to the plastics industry.  The Company believes the plastics industry is a mature industry with growth generally consistent with that of the national economy.  The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser industry, metalizing industry, and machine tool industries.  The Company believes the size of this market was more than $200 million annually prior to the current recession.  The original equipment manufacturer generally distributes products to the end user in these markets.

Trademarks.  The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog.  As of January 31, 2010, the backlog was $2,380,000, substantially all of which is expected to be completed in 2010.  As of January 31, 2009, the backlog was $3,835,000.  The decrease was primarily due to lower demand for products in all market sectors.

Raw Materials.  The Company uses prefabricated sheet metal and subassemblies manufactured by both Thermal Care and outside vendors for chillers and temperature control fabrication.  Cooling towers are manufactured using fiberglass and hardware components purchased from several sources.  The Company believes its access to sheet metal, subassemblies, fiberglass and hardware components is adequate to meet demands.

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

Other Business

Corporate and other activity includes activity for the installation of HVAC systems.  This activity is not sufficiently large to constitute a reportable segment.  During 2009, this subsidiary’s net sales were $16,079,000, and 7.0% of consolidated net sales.

Backlog.  At January 31, 2010, the backlog for other business was $790,000, substantially all of which is expected to be completed in 2010 and was $16,051,000 at January 31, 2009.  Customers are delaying their purchases and curtailing infrastructure projects in response to the economic climate.  In 2010, the Company has obtained a new order for approximately $8 million.

Employees

As of February 28, 2010, the Company had 1,235 full-time employees, of whom 47.0% worked outside the U.S.

International

The Company’s international operations as of January 31, 2010 include subsidiaries and a joint venture in five foreign countries on four continents.  The Company’s international operations contributed approximately 29.0% of revenue in 2009 and 30.7% of revenue in 2008.

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

Executive Officers of the Registrant

The following table set forth information regarding the executive officers of the Company as of March 31, 2010:
Name	Offices and Positions, if any, held with the Company; Age	Executive Officer of the Company or its Predecessor since
David Unger	Director, Chairman of the Board, and Chief Executive Officer of the Company; Age 75	1972

Bradley E. Mautner	Director, President and Chief Operating Officer of the Company; Age 54	1994

Michael D. Bennett	Vice President, Chief Financial Officer,Secretary and Treasurer; Age 65	1989

Timothy P. Murphy	Vice President; Age 60	2008

Fati A. Elgendy	President, Perma-Pipe; Age 61	1990

Billy E. Ervin	Vice President; Age 64	1986

Robert A. Maffei	Vice President; Age 62	1987

John Mark Foster	President, Midwesco Filter; Age 48	2008

Stephen C. Buck	President, Thermal Care; Age 61	2007

Thomas A. Benson	Vice President; Age 56	1988

Edward A. Crylen	President, Midwesco Mechanical and Energy; Age 58	2006

All of the executive officers serve at the discretion of the Board of Directors.

David Unger, Chairman of the Board of Directors and Chief Executive Officer since 1989; President from 1994 until 2004.

Bradley E. Mautner, President and Chief Operating Officer since December 2004; Executive Vice President from December 2002 to December 2004;Vice President from December 1996 through December 2002; Director since 1994.  Bradley E. Mautner is the son of Henry M. Mautner, a director.

Michael D. Bennett, Chief Financial Officer and Vice President since August 1989.

Timothy P. Murphy, Vice President of Human Resources (“HR”) since May 2008.  Prior to joining the Company, Mr. Murphy spent 28 years as a business consultant in roles including Principal Partner of Murphy & Hill Consulting, Managing Director of the Bay Area office of RHR, International and Consultant with YSC, Ltd.  Mr. Murphy previously consulted to the Company from 1985 to 2008.

Fati A. Elgendy, President and Chief Operating Officer of Perma-Pipe since March 1995.

Billy E. Ervin, Vice President, Director of Production of Perma-Pipe since 1986.

Robert A. Maffei, Vice President, Director of Sales and Marketing of Perma-Pipe since August 1996.

John Mark Foster, President of Midwesco Filter since 2008.  Mr. Foster previously worked at Saint-Gobain (PAR: SGO) in the areas of industrial/project engineering and plant management, followed by positions in market management, human resources and a series of North American and European general management assignments.

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

Thomas A. Benson, Vice President Sales and Marketing of Thermal Care since May 1988.

Edward A. Crylen, President and Chief Operating Officer of Midwesco Mechanical and Energy, since its formation in December 2006.  From 1989 to December 2006, he was President of the Midwesco Mechanical and Energy, division of Midwesco, Inc. (affiliate) that was primarily owned by two principal stockholders who were also members of management.

Item 1A.                 Risk Factors

The Company’s business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results.  These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K.

Economic Factors.  Substantially all of the Company’s businesses, directly or indirectly, serve markets that were adversely impacted by recent global economic climate.  Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain.  A further downturn in one or more of our significant markets could have a material adverse effect on the Company’s business, results of operations or financial condition.  Because economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will also vary.  In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices.  Failure to successfully manage any of these risks could have an adverse impact on the Company’s financial position, results of operations and cash flows.

Customer Access to Capital Funds.  Uncertainty about current economic market conditions in the U.S. and globally poses risks that the Company’s customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company’s products.  The adverse effect of the credit experienced by the Emirate of Dubai has significantly decelerated construction activity both in the United Arab Emirates (“U.A.E.”) and across other Gulf Cooperation Council (“GCC”) countries, negatively impacting sales volume at the U.A.E. facility.

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

Changes in Government Policies and Laws, Worldwide Economic Conditions.  International sales represent an increasing portion of the Company’s total sales and continued growth and profitability may involve further international expansion.  The Company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non U.S. governments, agencies and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

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

Competition.  The businesses in which the Company is engaged are highly competitive.  Many of the competitors are larger and have more resources than the Company.  Additionally, many of the Company’s products are also subject to competition from alternative technologies and alternative products.  To the extent the Company relies upon a single source for key components of several of its products, the Company believes there are alternate sources available for such components; however, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company, and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms.

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

Percentage-of-completion method of accounting.  The Company measures and recognizes a portion of revenue and profits under the percentage-of-completion accounting methodology.  This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred.  The effect of revisions to revenue and total estimated cost is recorded when the amounts are known and can be reasonably estimated.  These revisions can occur at any time and could be material.  On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made.  However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Internal Controls.  As a public company, the Company is required to comply with the reporting obligations of the Securities Exchange Act of 1934 and is required to comply with Section 404 of the Sarbanes Oxley Act (“SOX 404”).  The Company’s failure to prepare and disclose this information in a timely manner could subject it to penalties under Federal securities laws, expose it to lawsuits and restrict its ability to access financing.  If the Company fails to achieve and maintain the adequacy of internal controls, and the Company, or its auditors, are unable to assert that the Company’s internal control over financial reporting is effective, the Company could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of the financial reports.  In addition, the Company has experienced, and may experience, incremental costs of compliance with SOX 404.

Item 1B.                 Unresolved Staff Comments

None

Item 2.	PROPERTIES

Piping Systems Business

Illinois	Owned production facilities and office space	16,400 square feet
Louisiana	Owned production facilities and leased land	18,900 square feet
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Joint venture owned production facilities and office space	87,160 square feet on approximately 128 acres
India	Production facilities on the premises of Jindal Saw Ltd. leased office space	36,467 square feet
United Arab Emirates	Leased production facilities and office space	117,900 square feet on 16 acres

Filtration Products Business

Illinois	Bolingbrook - owned production facilities and office space Cicero – owned former production facilities and office space currently idle	101,500 square feet on 5.5 acres 130,700 square feet on 2.8 acres
Virginia	Owned production facilities	97,500 square feet on 5.0 acres
	Leased production and office space	67,000 square feet
Denmark	Owned production facilities and office space	69,800 square feet on 3.5 acres
South Africa	Leased production facilities and office space	24,800 square feet

Industrial Process Cooling Equipment Business

Illinois	Owned production facilities and office space	88,000 square feet on 8.1 acres
Denmark	Owned production facilities and office space	16,500 square feet

The Company's principal executive offices, which occupy approximately 26,600 square feet of space in Niles, Illinois, are owned by the Company.  The Company believes its properties and equipment are well maintained and in good operating condition and, that productive capacities will generally be adequate for present and currently anticipated needs.

The Company has two significant lease agreements as follows:

•	Production facilities and office space of approximately 117,900 square feet in the U.A.E. are leased for the period July 1, 2005 to June 30, 2012.

•
Production facilities and office space of approximately 67,000 square feet in Virginia are leased through July 31, 2010.  The Company has the option to extend the lease term for three years at a rate agreed upon between the Company and the Lessor.

For further information, see Note 6 - Lease Information, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS

The Company had no pending litigation material to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s fiscal year ends on January 31.  Years and balances described as 2009, 2008, 2007, 2006, and 2005 are the fiscal years ended January 31, 2010, 2009, 2008, 2007, and 2006, respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol “MFRI”.  The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2009 and for 2008.

2009	High	Low
First Quarter	$6.43	$4.85
Second Quarter	8.04	5.45
Third Quarter	7.43	6.00
Fourth Quarter	7.32	6.38

2008	High	Low
First Quarter	$16.73	$13.91
Second Quarter	18.00	11.12
Third Quarter	13.76	6.60
Fourth Quarter	8.79	4.25

As of March 15, 2010, there were 73 stockholders of record.

STOCK PRICE PERFORMANCE GRAPH

The Stock Price Performance Graph compares the yearly dollar change in the Company’s cumulative total stockholder return on its Common Stock with the cumulative total returns of the Nasdaq Composite Index (the “Nasdaq Index”), the Russell 2000 Index and the S&P Smallcap 600 Index.  The Company has selected these indices because they include companies with similar market capitalizations to the Company, as the most appropriate comparisons because the Company has three distinctly different business segments and no industry “peer” group is comparable to the Company.  The comparison assumes $100.00 investments on January 31, 2005 in the Company’s Common Stock, the Nasdaq Index, the Russell 2000 Index, and the S&P Smallcap 600 Index and further assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MFRI, Inc., the NASDAQ Composite Index,
the S&P Smallcap 600 Index and the Russell 2000 Index

*$100 invested on 1/31/05 in stock or index, including reinvestment of dividends.

Copyright© 2010 S&P, a division of the McGraw-Hill Companies Inc.  All rights reserved.

Fiscal year ending January 31.	1/05	1/06	1/07	1/08	1/09	1/10
MFRI, Inc.	100.00	75.63	238.75	199.75	61.88	85.25
NASDAQ Composite	100.00	111.70	122.93	117.81	72.77	105.98
S&P Smallcap 600	100.00	119.40	129.44	120.27	76.09	105.74
Russell 2000	100.00	118.89	131.31	118.45	74.81	103.10

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.  Management presently intends to retain all available funds for the development of the business and for use as working capital.  Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors.  The Company's line of credit agreement does not permit the payment of dividends.  For further information, see Note 5 – Debt in the Notes to Consolidated Financial Statements.

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

Equity Compensation Plan Information

The following table provides certain information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2010.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	680,354	$13.20	475,521

Equity compensation plans not approved by stockholders	0	N/A	0

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for the Company for the years 2009, 2008, 2007, 2006, and 2005 are derived from the financial statements of the Company.  The information set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included herein in response to Item 7 and the consolidated financial statements and related notes included herein in response to Item 8.

	2009	2008	2007	2006	2005
In thousands, except per share information	Fiscal Year ended January 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Net sales	$230,381	$303,066	$239,487	$213,471	$154,587
Income from operations	7,197	10,792	2,896	8,942	2,679
Net income (loss)	4,671	6,689	(298)	4,593	531
Net income (loss) per share – basic	0.68	0.98	(0.04)	0.86	0.10
Net income (loss) per share - diluted	$0.68	$0.98	$(0.04)	$0.82	$0.10

Balance Sheet Data:
Total assets	$150,547	$181,148	$140,412	$121,440	$88,635
Long-term debt (excluding capital leases), less current portion	33,877	41,763	19,556	29,606	29,715
Capitalized leases, less current portion	195	327	152	238	9

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Backlog (In thousands):	1/31/10	1/31/09
Piping Systems	$48,770	$52,385
Filtration Products	21,400	35,549
Industrial Process Cooling Equipment	2,380	3,835
Corporate and Other	790	16,051
Total	$73,340	$107,820

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

Critical Accounting Policies and Estimates

MD&A discusses the audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the consolidated financial statements:
•	Revenue
•	Percentage of completion method revenue recognition
•	Inventory valuation, the allowance for doubtful accounts and other accrued liabilities
•	Income taxes
•	Equity-based compensation

In the fourth quarter of 2009, there were no changes in the above critical accounting policies.

Substantially all of the Company’s businesses directly or indirectly serve markets that were adversely impacted by recent global economic conditions.  Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain.  A further downturn in one or more of our significant markets could have a material adverse effect on the Company’s business, results of operations or financial condition.  Because economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will also vary.  Should the current credit crisis and general economic recession continue, the Company could continue to experience a period of declining net sales, which could adversely impact the Company’s results of operations.  The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other GCC countries, negatively impacting sales volume at the U.A.E. facility.

2009 Compared to 2008

Net sales were $230,381,000 in 2009, a decrease of 24.0% from $303,066,000 in 2008, with decreased sales in the piping systems business, the filtration products business and the industrial process cooling business.  This decrease was most pronounced in the fourth quarter.  The 2009 fourth quarter compared to prior-year’s quarter decreased 40.6%, with all segments and geographies down.  In the piping systems business, district heating and cooling as well as oil and gas products experienced softer market conditions.  Other contributing factors were the completion of the India pipeline project in the third quarter and the dramatically weaker market conditions in Dubai.  The HVAC business also showed decreased sales as construction decisions for new projects have been deferred.

Gross profit of $51,946,000 in 2009 decreased 11.9% from $58,948,000 in 2008.  Gross margin for 2009 rose to 22.5% from 19.5% in 2008.

Selling expenses decreased 10.5% to $13,029,000 from $14,550,000 in 2008.  This decrease was primarily driven by the industrial process cooling equipment business and the filtration product business, which had decreased commission expense from lower sales and a decline in compensation and related expenses due to staff reductions.

General and administrative expenses increased 2.9% to $31,720,000 from $30,818,000 in 2008.  The increase was mainly due to increased legal fees associated with collection activities in the U.A.E., foreign exchange loss, increased deferred compensation expense and increased stock compensation expense.

The Company’s worldwide effective income tax rates for 2009 and 2008 were 12.0% and 17.0%, respectively.

Net income was $4,671,000 in 2009, down from net income of $6,689,000 in 2008 primarily due to decreased sales, the reasons summarized above and those discussed in more detail below.  The fourth quarter produced a net loss of $5,781,000, compared to a net loss of $827,000 in the prior-year’s quarter.  The net loss in the fourth quarter of 2009 was higher than the same period in 2008 due to lower sales in all segments and compressed margins due to competitive factors.

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

The Company recognized a $2,788,000 non-cash charge for goodwill impairment.  The completed goodwill impairment assessment followed the fourth quarter 2008 worsening of economic conditions.  These conditions impacted both the risks considered and the calculations made, which caused the estimated future cash flows of the filtration products business (whose goodwill was $1,688,000) and the industrial process cooling equipment business (whose goodwill was $1,100,000) to be lower than when goodwill impairment testing was done during 2007.  For additional information, see Goodwill Impairment within Note 2 - Significant Accounting Policies in the Notes to the Financial Statements.

The Company’s worldwide effective income tax rate for 2008 was 17.0%.  The 2008 tax rate decreased as compared to 2007 mainly due to the impact of tax-free foreign income.

Net income rose to $6,689,000 in 2008 from a net loss of $298,000 in 2007 primarily due to increased sales, the reasons summarized above and those discussed in more detail below.

Piping Systems Business
				% (Decrease) Increase
(In thousands)	2009	2008	2007	2009	2008
Net sales	$111,665	$151,792	$104,273	(26.4%)	45.6%

Gross profit	$37,974	$37,871	$18,952	0.3%	99.8%
Percentage of net sales	34.0%	24.9%	18.2%

Income from operations	$22,399	$24,037	$10,623	(6.8%)	126.3%
Percentage of net sales	20.1%	15.8%	10.2%

2009 Compared to 2008

Net sales of $111,665,000 for 2009 decreased 26.4% from $151,792,000 in 2008, attributed primarily to a drop in sales in both international and domestic heating and cooling, as well as oil and gas products due to the economic slowdown both in the U.S. and in the U.A.E.  The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed to sales in 2009.  As of October 31, 2009, the Company had completed the India pipeline project, and has received additional orders for at least 150 kilometers (93 miles), which is expected to begin in May of 2010.

The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other GCC countries, negatively impacting sales volume at the U.A.E. facility.

Gross margin as a percent of net sales increased to 34.0% in 2009 from 24.9% in 2008, primarily due to production efficiencies in the international operations and the favorable adjustment of cost estimates associated with the completion of the India pipeline project.  Gross profit in the U.A.E. also improved due to decreased raw material costs.

Total selling expense decreased to $2,801,000 or 2.5% of net sales in 2009 from $2,840,000 or 1.9% of net sales in 2008.  The dollar decrease was mainly due to lower sales commissions in the domestic heating and cooling, and oil and gas product lines.

General and administrative expense increased to $12,774,000 or 11.4% of net sales in 2009 from $10,994,000 or 7.2% of net sales in 2008.  The increase in general and administrative expenses was primarily due to increased legal fees associated with collection activities in the U.A.E., increased profit-based management incentive expense and foreign exchange loss.

2008 Compared to 2007

Net sales of $151,792,000 for 2008 increased 45.6% from $104,273,000 in 2007, attributed to increasing the Company’s market share in the U.A.E., as well as other GCC countries such as Qatar, Kuwait, and Bahrain.  The U.A.E. facility’s net sales were $54,454,000 in 2008 compared to $22,339,000 in 2007.  As of January 31, 2009, the Company had completed more than half of the India pipeline contract.

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
				% (Decrease) Increase
(In thousands)	2009	2008	2007	2009	2008
Net sales	$80,819	$105,390	$97,120	(23.3%)	8.5%

Gross profit	$6,733	$11,424	$13,776	(41.1%)	(17.1%)
Percentage of net sales	8.3%	10.8%	14.2%

Income from operations	$(5,290)	$(2,936)	$2,220	(80.2%)	(232.3%)
Percentage of net sales	(6.5%)	(2.8%)	2.3%

2009 Compared to 2008

Net sales decreased 23.3% to $80,819,000 in 2009 from $105,390,000 in 2008.  Sales declines were the result of lower market demand across all filtration products.  Customers are delaying their purchases and curtailing infrastructure projects in response to the economic climate.

Gross margin as a percent of net sales decreased to 8.3% in 2009 from 10.8% in 2008, primarily due to the lower pricing driven by excess capacity in the filter bag products markets.

Selling expense decreased to $6,841,000 in 2009 from $7,575,000 in 2008.  The dollar decrease in selling expense was primarily due to fewer selling personnel, decreased commission expense related to lower sales and decreased advertising expense.  Selling expenses as a percentage of net sales increased to 8.5% from 7.2% in the prior-year due to the effect of lower sales.

General and administrative expenses increased to $5,182,000 or 6.4% of net sales from $5,097,000 or 4.8% of net sales in 2008.  The increase was primarily due to additional professional costs, higher bank fees, and foreign currency exchange loss.  These factors were partially offset by personnel reductions.

2008 Compared to 2007

Net sales increased 8.5% to $105,390,000 in 2008 from $97,120,000 in 2007.  This increase was due to the result of higher unit volume in all product lines, primarily from domestic power generation customers.

Gross margin as a percent of net sales decreased to 10.8% in 2008 from 14.2% in 2007, primarily due to the highly competitive marketplace, increased raw material costs, temporary manufacturing inefficiencies during the relocation to the Bolingbrook, IL facility and higher cost of production labor at the Denmark facility due to increased staffing.  In 2009, production staffing was reduced by 35%.

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

For the fourth quarter and fiscal year ended January 31, 2009, the filtration products business recorded a non-cash impairment charge of $1,688,000 in connection with the write-off of goodwill.  For additional information, see Goodwill Impairment within Note 2 - Significant Accounting Policies in the Notes to the Financial Statements.

Industrial Process Cooling Equipment Business
				% Decrease
(In thousands)	2009	2008	2007	2009	2008
Net sales	$21,818	$31,738	$36,327	(31.3%)	(12.6%)

Gross profit	$4,977	$7,919	$8,508	(37.2%)	(6.9%)
Percentage of net sales	22.8	25.0%	23.4%

Income from operations	$(1,935)	$(1,765)	$(1,227)	(9.6%)	(43.8%)
Percentage of net sales	(8.9%)	(5.6%)	(3.4%)

2009 Compared to 2008

Net sales decreased 31.3% to $21,818,000 in 2009 from $31,738,000 in 2008.  The decrease was primarily due to lower demand for products in all market sectors.

Gross margin decreased to 22.8% in 2009 from 25.0% in 2008, primarily due to lower sales volume and an unfavorable product mix.

Selling expense decreased to $3,387,000 in 2009 from $4,135,000 in 2008.  This was primarily driven by decreased commission expense from lower sales, and a decline in compensation and related expenses due to workforce reductions.  Selling expense as a percentage of net sales increased to 15.5% from 13.0% of net sales in the prior-year due to the effect of lower sales.

General and administrative expense decreased to $3,525,000 or 16.2% of net sales in 2009 from $4,449,000 or 14.0% of net sales in 2008.  The change in spending was the result of reduced outside product development services and lower compensation and related expenses due to workforce reductions.  General and administrative expenses as a percentage of net sales increased to 16.2% from 14.0% of net sales in the prior-year due to the effect of lower sales.

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

For the fourth quarter and fiscal year ended January 31, 2009, the industrial process cooling equipment business recorded a non-cash impairment charge of $1,100,000 in connection with the annual goodwill assessment.  For additional information, see Goodwill Impairment within Note 2 - Significant Accounting Policies in the Notes to the Financial Statements.

General Corporate and Other

2009 Compared to 2008

Net sales increased to $16,079,000 in 2009 from $14,146,000 in 2008 related to the HVAC systems business.  In 2010, the Company has obtained a new order for approximately $8 million.

General and administrative expense decreased 0.4% to $10,239,000 in 2009 from $10,278,000 in 2008, and increased as a percentage of consolidated net sales to 4.4% in 2009 from 3.4% in 2008.  The decrease was due mainly to lower profit-based management incentive expense and lower expenses incurred to comply with SOX404, partially offset by increased deferred compensation expense, increased stock compensation expense, and hiring.

Interest expense decreased 32.5% to $1,912,000 in 2009 from $2,834,000, net of capitalized interest, in 2008 primarily due to decreased borrowings and lower interest rates.

2008 Compared to 2007

Net sales increased to $14,146,000 in 2008 from $1,767,000 in 2007.  The 2008 and 2007 net sales related to the start-up of the HVAC systems business.

General and administrative expense increased 17.7% to $10,278,000 in 2008 from $8,733,000 in 2007, and decreased as a percentage of consolidated net sales to 3.4% in 2008 from 3.6% in 2007.  The dollar increase was mainly due to the increased profit-based management incentive expense, incremental expenses relating to stock compensation expense and additional staffing.  These expenses were partially offset by decreased deferred compensation expense.  The deferred compensation plan was affected by the market value of the underlying investments.  Since the underlying investment declined, the Company’s liability to the employees in the plan decreased.

Interest expense, net of capitalized interest, increased 17.7% to $2,834,000 in 2008 from $2,408,000 in 2007 primarily due to increased borrowings.  Capitalized interest of $152,000 was recorded in 2008 and was attributable to the building preparations for the relocation of the filtration products business’ Cicero, Illinois operations to Bolingbrook, Illinois, which occurred in the second and third quarters of 2008.  The building was purchased in March 2008 for $6,400,000, and improvements and modifications cost an additional $3,159,000.

INCOME TAXES

The Company’s worldwide effective income tax rates were 12.0%, 17.0%, and 158.3%, in 2009, 2008 and 2007, respectively.  The effective tax rate in the periods presented was the result of the mix of income earned in multiple tax jurisdictions with various income tax rates.  Income earned in the U.A.E. is not subject to any local country income tax.  The effective tax rates in 2009 and 2008 were less than the statutory U.S. federal income tax rate, mainly due to the large portion of income earned in the U.A.E.  During 2009, the Company reevaluated the need for a valuation allowance against deferred tax assets and established a partial valuation allowance for the research and development credits, as the Company no longer believed that it was more likely than not that a portion of the research and development credits would be utilized within the next five years.  As of January 31, 2010, no valuation allowance was deemed necessary on the federal net operating loss (“NOL”).  The effective tax rate was higher in 2007 than the statutory U.S. federal income tax rate primarily due to establishing a valuation allowance for certain foreign NOLs and state NOLs.  In addition, 2007 had minimal income in the U.A.E.  For additional information, see Note 7 - Income Taxes in the Notes to the Financial Statements.

As of January 31, 2010, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided.  The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S.  If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes.  Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

A reconciliation of the effective income tax rate to the U.S. Statutory tax rate is as follows:

	2009	2008
Statutory tax rate	34.0%	34.0%
Differences in foreign tax rate	(54.9%)	(44.3%)
Research tax credit, net of valuation allowance	14.1%	(1.5%)
Valuation allowance for South African and state NOLs	5.4%	3.9%
Return to provision adjustments	2.9%	3.5%
State taxes, net of federal benefit	1.7%	3.8%
All other, net expense	8.8%	5.8%
Impairment of goodwill	0%	11.8%
Effective tax rate	12.0%	17.0%

For further information, see Note 7 – Income Taxes in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2010 were $8,067,000 as compared to $2,735,000 at January 31, 2009.  The Company’s working capital was $57,026,000 at January 31, 2010 compared to $57,984,000 at January 31, 2009.  Cash provided by operations in 2009 was $34,587,000.  Compared to January 31, 2009, trade receivables decreased by $24,309,000, primarily due to the combined effects of customer collections and lower sales volume in the piping systems business last half of the year, notably $12,235,000 in the U.A.E.  Trade receivables also decreased $4,711,000 in the HVAC business.  Inventories decreased by $15,273,000 in 2009.  Total inventory decreased in the filtration business by $11,692,000 and in the U.A.E. by $3,656,000.  Accounts payable decreased by $9,765,000 mainly due to the decrease in purchases.  Customer deposits decreased $4,921,000 from January 31, 2009, mainly related to the piping systems business.  At January 31, 2010, the filtration products business had customer deposits of $2,276,000 for orders for which the product is expected to ship in 2010.

Net cash used in investing activities in 2009 included $5,262,000 for capital expenditures, primarily for machinery and equipment in the piping systems business.  In October 2009, the Company made an investment of $1,960,000 in a Canadian joint venture related to the piping systems business.  For additional information, see Investment in Joint Ventures within Note 2 - Significant Accounting Policies in the Notes to the Financial Statements.

The Company estimates that capital expenditures for 2010 will be approximately $9,850,000, of which the Company may finance capital expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit.  The majority of such expenditures relates to foreign growth within the piping systems business.

Debt totaled $37,190,000 at January 31, 2010, a decrease of $18,278,000 since the beginning of the year.  Net cash used in financing activities was $22,915,000.  Stock option activity in 2009 resulted in $88,000 of total cash flow, which included $27,000 tax expense from stock options exercised in addition to stock option proceeds of $61,000.  Other long-term liabilities of $5,631,000 were composed primarily of deferred compensation and accrued pension cost.

The following table summarizes the Company’s estimated contractual obligations at January 31, 2010.

(In thousands)
Contractual Obligations	Total	1/31/11	1/31/12	1/31/13	1/31/14	1/31/15	Thereafter
Revolving line domestic (1)	$17,725	$0	$0	$0	$17,725	$0	$0
Mortgages (2)	20,242	1,460	1,461	1,163	925	925	14,308
Revolving line foreign	2,117	998	545	22	22	22	508
Term loans (3)	5,811	1,549	1,304	1,216	1,707	35	0
Subtotal	$45,895	$4,007	$3,310	$2,401	$20,379	$982	$14,816
Capitalized lease obligations	425	222	176	25	2	0	0
Operating lease obligations (4)	1,804	1,021	433	205	75	25	45
Projected pension contributions (5)	3,485	573	285	287	298	315	1,727
Deferred compensation (6)	3,892	82	82	81	44	43	3,560
Employment agreements (7)	101	0	0	0	0	0	101
Uncertain tax position obligations (8)	964	0	0	0	0	0	964
Total	$56,566	$5,905	$4,286	$2,999	$20,798	$1,365	$21,213

Notes to Contractual Obligations Table
(1)
Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit.  Based on the amount of such debt at January 31, 2010, and the weighted average interest rates on that debt at that date (2.62%), such interest was being incurred at an annual rate of approximately $464,400.

(2)	Scheduled maturities, including interest.
(3)
Term loan obligations exclude floating rate interest on Term Loan with a January 31, 2010 balance of $1,929,000.  Based on the amount of such debt as of January 31, 2010, and the weighted average interest rates on that debt at that date (2.52%), such interest was being incurred at an annual rate of approximately $48,600.

(4)	Minimum contractual amounts, assuming no changes in variable expenses.
(5)	Includes expected employer contributions for fiscal year ending January 31, 2011 and estimated future benefit payments reflecting expected future service.
(6)
Non-qualified deferred compensation plan – The Company has deferred compensation agreements with key employees.  Vesting is based on years of service.  Life insurance contracts have been purchased which may be used to fund the Company’s obligation under these agreements.  Payment estimates have been included, that the third party administrator calculates in May.

(7)	Refer to the Proxy statement for a description of compensation plans for Named Executive Officers.
(8)	Refer to Note 7 – Income Taxes in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

At January 31, 2010, the Company was not in compliance with a fixed charge covenant (the “Covenant”) under the Loan Agreement as defined below.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s current business plan.  A ninth amendment dated April 13, 2010 has been finalized.  This amendment extends the loan agreement to November 30, 2013.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  The Loan Agreement was amended on April 13, 2010.  Under the terms of the Loan Agreement, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  Interest rates generally are based on options selected by the Company as follows:  (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At January 31, 2010, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively.  Monthly interest payments were made throughout 2009.  The average interest rate for the year ending January 31, 2010 was 2.62%.  As of January 31, 2010, the Company had borrowed $17,724,800 and had $4,727,800 available to it under the revolving line of credit.  In addition, $201,300 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At January 31, 2010, the amount of restricted cash was $640,900.  Cash required for operations is provided by draw-downs on the line of credit.

The Company also has credit arrangements used by its Denmark and U.A.E. subsidiaries.  These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates.  At January 31, 2010, borrowings under these credit arrangements totaled $1,830,000; an additional $3,700,000 remained unused.

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

Income Taxes:  Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes.  Deferred income taxes on temporary differences have been recorded at the current tax rate.  The Company assesses its deferred tax assets for realizability at each reporting period.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  For further information, see Note 7 – Income Taxes in the Notes to Consolidated Financial Statements.

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

Recently Adopted Accounting Standards: In December 2008, the FASB issued guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans consistent with guidance contained in ASC 820, Fair Value Measurements and Disclosures.  The new guidance, which has been codified in ASC 715, Compensation – Retirement Benefits, 20, “Defined Benefit Plans – General,” requires that disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets.  ASC 715-20 does not change the accounting treatment for postretirement benefit plans.  ASC 715-20 is effective for the Company on January 31, 2010.  Refer to Note 8 – Employee Retirement Plans in the Notes to Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices.  Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, India, and the U.A.E.  At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed and floating rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest on the Company's floating rate debt instruments by approximately $46,400.

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

The consolidated financial statements of the Company for each of the three years in the period ended as of January 31, 2010, 2009 and 2008 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of as of January 31, 2010 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the issuer’s management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2010, based on criteria in the COSO Report.

Grant Thornton LLP, an independent registered public accounting firm, has audited management’s effectiveness of MFRI’s internal control over financial reporting as of January 31, 2010 as stated in their report which is included herein.

Change in Internal Controls:  There has been no change in internal control over financial reporting that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.                      OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption “Executive Officers of the Registrant”.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2010 annual meeting of stockholders.

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

We have audited MFRI, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MFRI, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2010, and our report dated April 16, 2010, expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Chicago, Illinois
April 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MFRI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFRI, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2010.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI, Inc. and Subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MFRI, Inc. and Subsidiaries’ internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 16, 2010, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

 /s/ Grant Thornton LLP

Chicago, Illinois
April 16, 2010

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008	2007

	Fiscal Year Ended January 31,
(In thousands except per share information)	2010	2009	2008

Net sales	$230,381	$303,066	$239,487
Cost of sales	178,435	244,118	198,238
Gross profit	51,946	58,948	41,249

Operating expenses:
General and administrative expense	31,720	30,818	24,083
Selling expense	13,029	14,550	14,270
Impairment of goodwill	0	2,788	0
Total operating expenses	44,749	48,156	38,353

Income from operations	7,197	10,792	2,896

Income from joint ventures	21	104	23

Interest expense, net	1,912	2,834	2,408
Income before income taxes	5,306	8,062	511

Income tax expense	635	1,373	809

Net income (loss)	$4,671	$6,689	$(298)

Weighted average number of common shares outstanding – basic	6,824	6,797	6,627

Basic earnings per share:
Net income (loss)	$0.68	$0.98	$(0.04)

Weighted average number of common shares outstanding – diluted	6,855	6,853	6,627

Diluted earnings per share:
Net income (loss)	$0.68	$0.98	$(0.04)

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of January 31,
(In thousands)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,067	$2,735
Restricted cash	641	220
Trade accounts receivable, less allowance for doubtful accounts of $379 in 2009 and $473 in 2008	36,157	59,766
Inventories, net	35,349	52,291
Due from joint ventures	4,253	277
Prepaid expenses and other current assets	3,531	8,323
Costs and estimated earnings in excess of billings on uncompleted contracts	3,127	2,472
Deferred tax assets - current	2,769	2,171
Income Taxes Receivable	1,414	0
Total current assets	95,308	128,255

Property, Plant and Equipment, Net	45,812	47,256

Other Assets:
Deferred tax assets - long-term	4,187	2,756
Cash surrender value of deferred compensation plan	2,491	1,677
Investment in joint ventures	2,097	116
Other assets	414	796
Patents, net of accumulated amortization	238	292
Total other assets	9,427	5,637
Total Assets	$150,547	$181,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$13,024	$27,232
Commissions and management incentive payable	9,895	10,418
Other accrued liabilities	4,116	4,947
Accrued compensation and payroll taxes	3,812	3,601
Customer deposits	3,521	8,206
Current maturities of long-term debt	3,118	12,793
Billings in excess of costs and estimated earnings on uncompleted contracts	796	2,586
Income taxes payable	0	488
Total current liabilities	38,282	70,271

Long-Term Liabilities:
Long-term debt, less current maturities	34,072	42,090
Deferred compensation liability	3,892	2,502
Other long term liabilities	1,739	2,107
Total long-term liabilities	39,703	46,699

Stockholders' Equity:
Common stock, $0.01 par value, authorized 50,000 shares 6,836 and 6,815 issued and outstanding in 2009 and 2008, respectively	68	68
Additional paid-in capital	48,086	46,922
Retained earnings	23,594	18,923
Accumulated other comprehensive income (loss)	814	(1,735)
Total stockholders’ equity	72,562	64,178
Total Liabilities and Stockholders’ Equity	$150,547	$181,148
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balances at February 1, 2007	5,530	$55	$25,327	$13,037	$397	$4,973

Net loss				(298)		(298)
Recording of uncertain tax positions				(505)
Issuance of stock	1,003	10	18,322
Stock options exercised	254	3	932
Stock-based compensation expense			504
Excess tax benefits from stock options exercised			1,466
Interest rate swap					2	2
Pension liability adjustment (net of taxes of $483)					(71)	(71)
Unrealized gain on marketable securities (including a tax benefit of $87)					(184)	(184)
Foreign currency translation adjustment, pre-tax					783	783
Balances at January 31, 2008	6,787	68	46,551	12,234	927	232

Net income				6,689		6,689
Stock options exercised	28		83
Stock-based compensation expense			745
Tax expense from stock options exercised			(457)
Pension liability adjustment (net of taxes of $749)					(435)	(435)
Foreign currency translation adjustment, pre-tax					(2,227)	(2, 227)
Balances at January 31, 2009	6,815	68	46,922	18,923	(1,735)	4,027

Net income				4,671		4,671
Stock options exercised	21		61
Stock-based compensation expense			1,076
Excess tax benefits from stock options exercised			27
Pension liability adjustment (net of taxes of $649)					164	164
Foreign currency translation adjustment, pre-tax					2,385	2,385
Balances at January 31, 2010	6,836	$68	$48,086	$23,594	$814	$7,220

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	2009	2008	2007
	Fiscal Year Ended January 31,
(In thousands)	2010	2009	2008
Operating activities:
Net income (loss)	$4,671	$6,689	$(298)
Adjustments, to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,338	5,776	4,431
Deferred tax benefit	(1,231)	(71)	(1,913)
Stock-based compensation expense	1,076	745	504
Cash surrender value of deferred compensation plan	(814)	300	(486)
Provision (benefit) for uncollectible accounts	(130)	114	15
Loss (gain) on sales of assets	60	(108)	60
Income from joint ventures	(21)	(104)	(23)
Impairment of goodwill	0	2,788	0
Gain on sale of marketable securities	0	0	(258)
Changes in operating assets and liabilities:
Accounts receivable	24,309	(21,131)	(3,878)
Inventories	15,273	(8,297)	(5,452)
Accounts payable	(9,765)	4,995	1,561
Customer deposits	(4,921)	4,121	(1,482)
Income taxes receivable and payable	(2,085)	1,174	(648)
Other assets and liabilities	1,472	2,198	1,609
Prepaid expenses and other current assets	651	(5,910)	(1,032)
Accrued compensation and payroll taxes	(296)	4,556	(60)
Net cash provided by (used in) operating activities	34,587	(2,165)	(7,350)
Investing activities:
Purchases of property and equipment	(5,262)	(18,464)	(5,763)
Investment in joint ventures	(1,960)	0	0
Proceeds from sales of property and equipment	17	297	149
Distributions from joint ventures	0	0	286
Proceeds from sales of marketable securities	0	0	258
Net cash used in investing activities	(7,205)	(18,167)	(5,070)
Financing activities:
Borrowings under revolving, term, mortgage loans, and capitalized leases	188,179	130,668	111,388
Repayments of debt	(206,287)	(108,878)	(116,625)
Net (repayment) borrowing	(18,108)	21,790	(5,237)
Increase (decrease) in drafts payable	(4,725)	192	(454)
Payments on capitalized lease obligations	(170)	(53)	(208)
Tax benefit (expense) of stock options exercised	27	(457)	1,466
Stock options exercised	61	83	932
Issuance of stock	0	0	18,332
Net cash (used in) provided by financing activities	(22,915)	21,555	14,831

Effect of exchange rate changes on cash and cash equivalents	865	(1,153)	(311)
Net increase in cash and cash equivalents	5,332	70	2,100
Cash and cash equivalents – beginning of year	2,735	2,665	565
Cash and cash equivalents – end of year	$8,067	$2,735	$2,665
Supplemental cash flow information:
Cash paid for:
Interest, net of capitalized amounts	$1,993	$2,733	$2,429
Income taxes paid, net of refunds	$4,199	$131	$1,011

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2010, 2009 and 2008
(Tabular dollars in thousands, except per share amounts)

Note 1 - Business and Segment Information

MFRI, Inc. (“MFRI”, the “Company”, or the “Registrant”) was incorporated on October 12, 1993.  MFRI is engaged in the manufacture and sale of products in three distinct business segments:  piping systems, filtration products and industrial process cooling equipment.

Fiscal Year: The Company’s fiscal year ends on January 31.  Years and balances described as 2009, 2008, and 2007 are the fiscal years ended January 31, 2010, 2009 and 2008, respectively.

Nature of Business:  The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems.  This segment’s specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation.  The piping systems business’s leak detection and location systems are sold as part of many of its piping systems products, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.  The filtration products business manufactures and sells a wide variety of filter elements for use in industrial air filtration systems and particulate collection systems.  Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations.  The filtration products business markets air filtration related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement.  The industrial process cooling equipment business engineers, designs, manufactures and sells industrial process cooling equipment, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications.  The Company has a subsidiary that is not sufficiently large to constitute a reportable segment, which engages in the installation of HVAC systems.  The Company’s products are sold both within the U.S. and internationally.

MFRI’s reportable segments are strategic businesses that offer different products and services.  Each is managed separately based on fundamental operating differences.  Each strategic business was acquired as a unit and management at the time of acquisition was retained.  The Company evaluates performance based on gross profit and income or loss from operations.

The following is information relevant to the Company's business segments:

	2009	2008	2007
Net sales:
Piping Systems	$111,665	$151,792	$104,273
Filtration Products	80,819	105,390	97,120
Industrial Process Cooling Equipment	21,818	31,738	36,327
Corporate and Other	16,079	14,146	1,767
Total net sales	$230,381	$303,066	$239,487

Gross profit:
Piping Systems	$37,974	$37,871	$18,952
Filtration Products	6,733	11,424	13,776
Industrial Process Cooling Equipment	4,977	7,919	8,508
Corporate and Other	2,262	1,734	13
Total gross profit	$51,946	$58,948	$41,249

Income (loss) from operations:
Piping Systems	$22,399	$24,037	$10,623
Filtration Products	(5,290)	(2,936)	2,220
Industrial Process Cooling Equipment	(1,935)	(1,765)	(1,227)
Corporate and Other	(7,977)	(8,544)	(8,720)
Total income from operations	$7,197	$10,792	$2,896

Income (loss) before income taxes:
Piping Systems	$22,420	$24,141	$10,646
Filtration Products	(5,290)	(2,936)	2,220
Industrial Process Cooling Equipment	(1,935)	(1,765)	(1,227)
Corporate and Other	(9,889)	(11,378)	(11,128)
Total income before income taxes	$5,306	$8,062	$511

Segment assets:
Piping Systems	$76,557	$87,803	$62,075
Filtration Products	49,556	64,865	51,407
Industrial Process Cooling Equipment	8,447	10,527	14,419
Corporate and Other	15,987	17,953	12,511
Total segment assets	$150,547	$181,148	$140,412

Capital expenditures:
Piping Systems	$3,716	$6,641	$2,190
Filtration Products	1,127	10,925	2,500
Industrial Process Cooling Equipment	32	73	187
Corporate and Other	387	825	886
Total capital expenditures	$5,262	$18,464	$5,763

Depreciation and amortization:
Piping Systems	$3,561	$3,210	$2,063
Filtration Products	1,939	1,626	1,459
Industrial Process Cooling Equipment	225	368	393
Corporate and Other	613	572	516
Total depreciation and amortization	$6,338	$5,776	$4,431

Impairment of goodwill
Filtration Products	$0	$1,688	$0
Industrial Process Cooling Equipment	$0	$1,100	$0
Total impairment of goodwill	$0	$2,788	$0

Geographic Information:  Net sales are attributed to a geographic area based on the destination of the product shipment.  Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.
	2009	2008	2007
Net Sales:
United States	$150,871	$197,274	$166,424
Middle East	32,150	52,193	22,560
Europe	17,410	24,915	31,073
India	16,110	13,801	927
Canada	5,500	4,742	5,350
Mexico, South America, Central America and the Caribbean	3,195	4,879	6,521
All other Asia	2,490	3,715	3,849
Africa	2,360	999	2,029
Other	295	548	754
Total Net Sales	$230,381	$303,066	$239,487

Long-Lived Assets:
United States	$30,851	30,892	21,601
U.A.E.	7,478	6,871	7,413
Denmark	4,909	4,959	6,225
India	2,360	4,363	0
South Africa	214	171	162
Total Long-Lived Assets	$45,812	$47,256	$35,401

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

Percentage of Completion Revenue Recognition:  All divisions recognize revenues under the above stated revenue recognition policy except for sizable complex contracts - that require periodic recognition of income.  For these contracts, the Company uses “percentage of completion” accounting method.  Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete.  The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Cash and Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.  The balance is primarily cash and cash equivalents at the foreign subsidiaries.  The Company has not experienced any losses as a result of its cash concentration.  Consequently, no significant concentration of credit risk is considered to exist.  Accounts payable included drafts payable of $2,624,000 and $7,349,000 as of January 31, 2010 and 2009, respectively.

Restricted Cash:  The Loan Agreement requires that all payments by the Company’s customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.

Accounts Receivable Collection:  The majority of the Company’s accounts receivable are due from geographically dispersed contractors and manufacturing companies.  Credit is extended based on an evaluation of a customer’s financial condition, including the availability of credit insurance.  In the U.S. collateral is not generally required.  Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts.  The allowance for doubtful accounts was calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts.  Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends.  Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentration of Credit Risk:  The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world.  The Company maintains foreign credit insurance covering selected foreign sales not secured by letters of credit or guarantees from parent companies in the U.S.  This expense is included in general and administrative expense in the Consolidated Statements of Operations.  In the fiscal years ended January 31, 2010, 2009  and 2008, no customer accounted for 10% or more of net sales.

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

Inventories:  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method for substantially all inventories.  Inventories consist of the following:

	2009	2008
Raw materials	$28,477	$41,514
Work in process	2,679	5,398
Finished goods	5,444	6,880
Subtotal	36,600	53,792
Less allowances	1,251	1,501
Inventories, net	$35,349	$52,291

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

The Company’s investment in property, plant and equipment is summarized below:

	2009	2008
Land, buildings and improvements	$32,867	$31,862
Machinery and equipment	43,996	41,871
Furniture, office equipment and computer systems	12,706	12,004
Transportation equipment	561	512
Subtotal	90,130	86,249
Less accumulated depreciation and amortization	44,318	38,993
Property, plant and equipment, net	$45,812	$47,256

Goodwill Impairment:  The goodwill impairment assessment performed for 2008 identified the effect of economic conditions at that time, on both the risks considered and the calculations made.  The assessment considered uncertainty about economic conditions that could pose risks to the Company’s customer demand in the U.S. and globally, and incorporated discount rates that were higher than prior years in calculating the present value of estimated future cash flows.  Based on its completed assessment of estimated future cash flows, the Company concluded that as of January 31, 2009, the goodwill of $1,688,000 related to the filtration products business and $1,100,000 related to the industrial process cooling equipment business were both fully impaired.  As a result, the Company recorded a noncash charge of $2,788,000 during the fourth quarter of 2008 related to the impairment of goodwill.

Other intangible assets with definite lives:  The Company owns several patents covering the features of its piping and electronic leak detection systems.  The patents are not material either individually or in the aggregate to the overall business because the Company believes sales in the business would not be materially reduced if patent protection were not available.  Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents.  Gross patents were $2,399,700 and $2,494,000 as of January 31, 2010 and 2009.  Accumulated amortization was $2,161,700 and $2,202,000 as of January 31, 2010 and 2009, respectively.  Future amortizations over the next five years ending January 31 will be $55,000 in 2011, $39,000 in 2012, $29,000 in 2013, $24,000 in 2014, $21,000 in 2015, and $70,000 thereafter.

Investment in Joint Ventures:  In October 2009, the Company paid a total of $5.88 million, $1.96 million for the 49% investment and $3.92 million in a loan, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc.  This joint venture completed a 12.25 million Canadian dollar acquisition of Garneau, Inc’s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to sell product to the growing oil sands market.

In April 2002, the piping system business and two unrelated companies formed an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide.  On June 28, 2007, the piping system business loaned the joint venture $100,000.  The loan and interest were paid in 2008.

The Company accounts for the investment in joint ventures using the equity method.
	2009	2008	2007
Partner distributions from joint ventures	$0	$0	$286
Share of income from joint ventures	$21	$104	$23

Research:  Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects.  Research and development costs are expensed as incurred.  Research and development expense was $2,478,000 in 2009, $2,517,000 in 2008 and $4,994,000 in 2007.

Income Taxes:  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning and strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the more-likely-than-not realization criteria.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  For further information, see Note 7 – Income Taxes in the Notes to Consolidated Financial Statements.

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

	2009	2008	2007
Basic weighted average number of common shares outstanding	6,824	6,797	6,627
Dilutive effect of stock options	31	56	0
Weighted average number of common shares outstanding assuming full dilution	6,855	6,853	6,627
Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	571	292	143
Expired or canceled options during the year	26	20	11
Stock options with an exercise price below the average stock price	110	258	294

In 2009, a total of 21,463 stock options were exercised.

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

Fair Value of Financial Instruments:  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature.  The carrying amount of the Company’s short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

New Accounting Pronouncements:  In December 2008, the FASB issued guidance that requires additional disclosures for plan assets of defined benefit pension or other postretirement plans consistent with guidance contained in ASC 820, Fair Value Measurements and Disclosures.  The new guidance, which has been codified in ASC 715, Compensation – Retirement Benefits, 20, “Defined Benefit Plans – General,” requires that disclosures include a description of the investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets.  ASC 715-20 does not change the accounting treatment for postretirement benefit plans.  ASC 715-20 is effective for the Company on January 31, 2010.  ASC 715-20 is effective for the Company on January 31, 2010.  Refer to Note 8 – Employee Retirement Plans in the Notes to Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Retention

Retention receivable is the amount withheld by a customer until a contract is completed.  Retention receivables of $6,481,500 and $3,303,000 were included in the balance of trade accounts receivable as of January 31, 2010 and 2009, respectively.

Retention payable is the amount withheld by the Company until a contract is completed.  Retention payables of $509,300 and $300,600 were included in the balance of trade accounts payable as of January 31, 2010 and 2009, respectively.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts
	2009	2008
Costs incurred on uncompleted contracts	$44,797	$43,974
Estimated earnings	10,186	11,059
Earned revenue	54,983	55,033
Less billings to date	52,652	55,147
Total	$2,331	$(114)
Classified as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,127	$2,472
Billings in excess of costs and estimated earnings on uncompleted contracts	(796)	(2,586)
Total	$2,331	$(114)

Note 5 - Debt

Debt consisted of the following	2009	2008
Revolving line domestic	$17,725	$23,762
Mortgage notes	12,080	12,557
Revolving lines foreign	1,830	11,957
Term loans	5,159	6,110
Capitalized lease obligations (See Note 6 - Lease Information)	396	497
Total debt	37,190	54,883
Less current maturities	3,118	12,793
Total long-term debt	34,072	42,090

The following table summarizes the Company’s scheduled maturities at January 31, 2010:

	Total	1/31/11	1/31/12	1/31/13	1/31/14	1/31/15	Thereafter
Revolving line domestic	$17,725	$0	$0	$0	$17,725	$0	$0
Mortgages	12,080	708	756	505	284	299	9,528
Revolving line foreign	1,830	843	501	0	0	0	486
Term loans	5,159	1,366	1,136	1,065	1,586	6	0
Capitalized lease obligations	396	201	169	24	2	0	0
Total	$37,190	$3,118	$2,562	$1,594	$19,597	$305	10,014

At January 31, 2010, the Company was not in compliance with a fixed charge covenant (the “Covenant”) under the Loan Agreement as defined below.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s current business plan.  A ninth amendment dated April 13, 2010 has been finalized.  This amendment extends the loan agreement to November 30, 2013.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  The Loan Agreement was amended on April 13, 2010.  Under the terms of the Loan Agreement, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  Interest rates generally are based on options selected by the Company as follows:  (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At January 31, 2010, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.25 and 1.75 percentage points, respectively.  Monthly interest payments were made throughout 2009.  The average interest rate for the year ending January 31, 2010 was 2.62%.  As of January 31, 2010, the Company had borrowed $17,724,800 and had $4,727,800 available to it under the revolving line of credit.  In addition, $201,300 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At January 31, 2010, the amount of restricted cash was $640,900.  Cash required for operations is provided by draw-downs on the line of credit.

The Company guarantees the subsidiaries’ debt including all foreign debt.

Mortgages:  On June 6, 2008, the Company obtained a loan in the amount of 2,306,250 DKK (approximately $438,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank under a mortgage note secured by its manufacturing facility in Denmark.  The loan has a variable interest rate plus margin of 1.75%.  The interest rate at January 31, 2010 was 4.45% with quarterly payments of $19,000 for both principal and interest, and has a ten-year term.

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

Revolving lines foreign:  The Company also has credit arrangements used by its Denmark and U.A.E. subsidiaries.  These credit arrangements are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates.  The interest rate at the Denmark subsidiaries was 4.45% at January 31, 2010, and the interest rate at the U.A.E subsidiaries was 8.5% at January 31, 2010.  At January 31, 2010, borrowings under these credit arrangements totaled $1,830,000; an additional $3,700,000 remained unused.

Term loans:  On November 1, 2008, the filtration products business Bolingbrook location entered into a capital lease in the amount of $537,400.  Proceeds were used to purchase improvements for the facility.  The loan bears interest at 7.55% with a monthly payment of $16,125 for both principal and interest, and has a three year term.

On March 9, 2007, the filtration products business Denmark location obtained a loan in the amount of 1,343,200 Euros (approximately $1,765,000 U.S. dollars at the prevailing exchange rate at the time of the transaction) from a Danish bank to finance capital expenditures and other expenses.  The loan matures May 2011.  The loan bears interest at a floating rate at January 31, 2010 of 5.00% per annum with monthly principal payments of $35,300.

On August 28, 2007, the Company amended and restated the Term Loan Note to $3,000,000 (“Term Loan”).  In March 2005, the Company’s Loan Agreement was amended to add a term loan.  Interest rates under the Term Loan are based on options selected by the Company as follows:  (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At January 31, 2010, the prime rate was 3.25% and the Libor rate was 0.5%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.5 percentage points, respectively.  The Company is scheduled to pay $107,000 of principal on the first days of March, June, September, and December in each year ending on September 30, 2010, with the remaining unpaid principal payable on November 30, 2010.  An amended and restated loan agreement expiring November 2013 is being prepared.

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

Note 6 - Lease Information

The following is an analysis of property under capitalized leases:	2009	2008
Machinery and equipment	$459	$460
Furniture and office equipment	478	478
Transportation equipment	86	86
Data processing equipment	69	0
Subtotal	1,092	1,024
Less accumulated amortization	580	438
Total	$512	$586

Non-cash financing and investing activities:	2009	2008	2007
Fixed assets acquired under capital leases	$69	$521	$124

The piping systems business leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire beginning 2010 through 2017.  The filtration products business leases approximately 67,000 square feet of production and office space under an operating lease, which began in June 2004 and expires in July 2010.  Management expects that these leases will be renewed or replaced by other leases in the normal course of business.

At January 31, 2010, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2010	$1,021	$222
2011	433	176
2012	205	25
2013	75	2
2014	25	0
Thereafter	45	0
Subtotal	1,804	425
Less Amount representing interest	0	29
Future minimum lease payments	$1,804	$396

Rental expense for operating leases was $1,966,000, $2,307,000 and $1,690,800 in 2009, 2008 and 2007, respectively.

Note 7 - Income Taxes

The following is a summary of domestic and foreign income (loss) before income taxes:

	2009	2008	2007
Domestic	$(9,162)	$(1,272)	$1,700
Foreign	14,468	9,334	(1,189)
Total	$5,306	$8,062	$511

Components of income tax expense (benefit) are as follows:	2009	2008	2007
Current
Federal	$(132)	$456	$1,581
Foreign	2,906	1,324	86
State and other	29	272	384
Subtotal	2,803	2,052	2,051
Deferred:
Federal	(1,517)	(374)	(1,234)
Foreign	(723)	(534)	(159)
State and other	72	229	151
Subtotal	(2,168)	(679)	(1,242)
Total	$635	$1,373	$809

The excess tax benefit (expense) related to stock options recorded through equity was $27,000, ($457,000) and $1,466,000 in 2009, 2008 and 2007, which did not affect net income in 2009, 2008 and 2007.  The amounts were recorded to additional paid-in capital on the consolidated balance sheet and in financing activities on the consolidated statement of cash flows.  The expense in 2008 related to removing foreign employee stock option grants from the stock compensation expense and its associated deferred tax item.

The annual tax rate has been impacted by the mix of the earnings in the U.A.E. versus total earnings.  The year-to-date effective tax rate was less than the statutory U.S. federal income tax rate, mainly due to the large portion of income earned in the U.A.E.  Income earned in the U.A.E. is not subject to any local country income tax.

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates.  As a company with subsidiaries in foreign jurisdictions, the Company is required to calculate and provide for estimated income tax expense for each of the tax jurisdictions.  The process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Changes in the estimated level of annual pre-tax income, in tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

During 2009, the Company established a partial valuation allowance of $814,000 for the $1,721,000 research and development credits, as the Company no longer believed that it was more likely than not that a portion of the research and development credits would be utilized within the next five years.  The Company will continue to periodically review the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction.

The difference between the provision for income taxes and the amount computed by applying the Federal effective rate of 34% was as follows:

	2009	2008	2007
Tax expense at federal statutory rate	$1,804	$2,741	$174
Foreign rate tax (benefit) expense differential	(2,915)	(3,573)	32
Valuation allowance for South African and state NOLs*	287	404	583
Return to provision adjustments	154	194	68
State tax expense, net of federal benefit	92	308	125
Research tax credit, net of valuation allowance	746	(120)	(223)
Other – net	467	471	50
Goodwill impairment	0	948	0
Total	$635	$1,373	$809

* Valuation allowances against foreign and state NOL benefits:	2009	2008
For current year NOL	$287	$404
For prior year NOL carryovers	987	583
Total	$1,274	$987

The Company has a Federal operating loss carryforward of $7,709,000 with a recognized tax benefit of $2,621,000 that will begin to expire in 2029 or year ending January 31, 2030.  As of January 31, 2010, no valuation allowance was deemed necessary on the federal NOL.

The deferred tax asset for state NOL carryforwards of $532,000 relates to amounts that expire at various times from 2010 to 2029.  The amount that expires in 2010 is approximately $10,000.  A valuation allowance has been established for approximately $498,000 of this tax asset based upon an assessment that it is more likely than not that realization cannot be assured in certain tax jurisdictions.

The Company has a deferred tax asset for Denmark NOL carryforwards of $965,000 that can be carried forward indefinitely and does not have a valuation allowance recorded against it.  The Company also has a South African deferred tax asset for NOLs carryforwards of $776,000 for which a 100% valuation allowance has been established based upon an assessment that it is more likely than not that realization cannot be assured.  The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions.

As of January 31, 2010, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided.  The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S.  If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes.  Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

Components of the deferred income tax asset balances were as follows:

	2009	2008
U.S. Federal NOL carryover	$2,621	$1,272
Research tax credit	1,721	1,334
Non-qualified deferred compensation	1,313	821
Accrued commissions and incentives	1,214	1,207
Other accruals not yet deducted	1,011	980
Denmark NOL carryover	965	549
South African NOL carryover	776	597
Stock compensation	754	445
State NOL carryover	532	479
Inventory valuation allowance	448	415
Foreign deferred tax assets	252	0
Accrued pension	0	284
Inventory uniform capitalization	108	133
Other	1	102
Goodwill	13	80
Subtotal	11,729	8,698
Valuation allowance for net operating losses	(1,274)	(987)
Valuation allowance for research tax credit	(814)	0
Total deferred tax assets, net of valuation allowances	$9,641	$7,711

Components of the deferred income tax liability balances were as follows:

	2009	2008
Depreciation	$1,958	$1,471
Accrued pension	463	0
Foreign deferred liability	0	300
Prepaid	264	264
Total deferred tax liabilities	$2,685	$2,035

	2009	2008
The classifications in the balance sheet were:
Current assets	$2,769	$2,171
Long-term assets	4,187	3,505

Total deferred tax assets, net of valuation allowances	$6,956	$5,676

The following table summarizes unrecognized tax benefit activity, excluding the related accrual for interest and penalties:

	2009	2008
Balance at beginning of the year	$775	$704
Increases in positions taken in a prior period	1	7
Increases in positions taken in a current period	62	71
Decreases due to lapse of statute of limitations	(9)	(7)
Balance at end of the year	$829	$775

Included in the total unrecognized tax liability at January 31, 2010 were estimated accrued interest of $75,700 and penalties of $59,200 for the prior year period, accrued interest and penalties were $57,300 and $51,000, respectively.  These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet.  The Company’s policy is to include interest and penalties in income tax expense.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  Generally, tax years back to January 31, 2007 are open for federal and state tax purposes.  In addition, federal and state tax losses generated in years January 31, 2001 through January 31, 2005 are subject to adjustment on audit, up the amount of loss claimed in those years.

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

Note 8 - Retirement Plans

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

Asset Allocation

The market related value of plan assets at January 31, 2010 was:

Vanguard Balanced Index Fund	$3,828
Vanguard Inflation Protected Fund	214
Fifth Third Banksafe Trust	141
Vanguard REIT Index Fund	67
Total	$4,250

At January 31, 2010, 91.7% of plan assets were held in mutual funds, 5.0% were held in bond funds and the remaining 3.3% was in a money market fund.  The plans hold no securities of MFRI, Inc. 100% of the assets are held for benefits under the plan.  The fair value of the major categories of the pension plans' investments are presented below.

	2009 Target Allocation
		Quoted prices in active markets for identical assets
Mutual funds:	Total	Level 1
Equity securities	$2,297	$2,297
U.S. bond market	1,531	1,531
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	214	214
Money market fund	141	141
Real Estate	$67	$67

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

Investment market conditions in 2009 resulted in $773,000 actual return on plan assets as presented below, which increased the fair value of plan assets at year end, as is also presented below.  The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, the return that the Company has assumed during every profitable and unprofitable investment year since 1991.  The plan’s investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan’s investment policy have attained such returns over several decades.  Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company’s liquidity.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan:

	2009	2008
Accumulated benefit obligations:
Vested benefits	$4,373	$$3,820
Accumulated benefits	$4,457	$$3,933

Change in benefit obligation:
Benefit obligation – beginning of year	$4,103	$4,290
Service cost	119	125
Interest cost	259	238
Amendments	247	0
Actuarial loss (gain)	228	(419)
Benefits paid	(142)	(131)
Benefit obligation – end of year	$4,814	$4,103

Change in plan assets:
Fair value of plan assets – beginning of year	$3,048	$3,912
Actual return on plan assets gain (loss)	773	(946)
Company contributions	571	213
Benefits paid	(142)	(131)
Fair value of plan assets – end of year	$4,250	$3,048

Funded status	$(564)	$(1,055)

Amounts recognized in accumulated other comprehensive income:
Net loss	$1,127	$1,530
Unamortized prior service cost	581	442
Net amount recognized	$1,708	$1,972

The amount of unamortized prior service cost and net loss to be amortized in the following year is $107

Weighted-average assumptions used to determine net cost and benefit obligations for years ended January 31:

	2009	2008
End of year benefit obligation	5.980%	6.490%
Service cost discount rate	6.490%	5.692%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

The discount rate was based on a Citigroup pension discount curve of high quality fixed income investments with cash flows matching the plans' expected benefit payments.  The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class.  The Company’s historical experience with the pension fund asset performance is also considered.

Components of net periodic benefit cost:	2009	2008
Service cost	$119	$125
Interest cost	259	238
Expected return on plan assets	(244)	(309)
Amortization of prior service cost	107	107
Recognized actuarial loss	102	27
Net periodic benefit cost	$343	$188

Amounts recognized in other comprehensive income:	2009	2008
Actuarial loss on obligation	$(228)	$419
Amendments	(247)	0
Actual return on plan assets gain	632	(1,228)
Reclassify prior service cost	107	107
Total in other comprehensive income	264	(702)

Cash Flows:
Expected employer contributions for fiscal year ending 1/31/2011	$317
Expected employee contributions for fiscal year ending 1/31/2011	0
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending:
1/31/2011	256
1/31/2012	285
1/31/2013	287
1/31/2014	298
1/31/2015	315
1/31/2016-1/31/2020	$1,727

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

Contributions to the 401(k) Plan were $487,200, $557,100 and $608,200 for the years ended January 31, 2010, 2009 and 2008, respectively.  In 2007, contributions included $133,800 related to forfeiture allocations for prior years.  The Company estimates that it will contribute $470,000 for the year ending January 31, 2011.

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

Under the 2009 Independent Directors’ Stock Option Plan, 100,000 shares of common stock are reserved for issuance to Directors of the Company.  In addition, the number of shares that may be issued shall be increased May 1, 2010 and each May 1 thereafter until May 1, 2019, pursuant to the terms of this Plan shall be increased by the number equal to 0.35% of the aggregate number of shares of common stock outstanding as of the last day of the most recently ended fiscal year of the Company.  Pursuant to the 2009 Independent Directors’ Stock Option Plan, an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an “Independent Director”) on the date the individual is first elected as an Independent Director.  An option to purchase 1,000 shares was granted to each Independent Director acting on June 23, 2009, and options to purchase 1,000 shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company’s annual meeting for the year 2009.

Pursuant to the 2001 Independent Directors’ Stock Option Plan, an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company on the date the individual is first elected as an Independent Director.  An option to purchase 1,000 shares was granted to each Independent Director acting on December 31, 2001, and options to purchase 1,000 shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company’s annual meeting for the year 2002.

Such options vest ratably over four years and are exercisable for up to ten years from the date of grant.  To cover the exercise of vested options, the Company generally issues new shares from its authorized but unissued share pool.  The Company calculates all stock compensation expense based on the grant date fair value of the option and recognizes expense on a straight-line basis over the four-year vesting period of the option.

The fair value of each option award was estimated on the date of grant using the Black-Scholes Merton option-pricing model that used the assumptions noted in the following table.  The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include:

1.
risk-free interest rate - an estimate based on the “Market yield on U.S. Treasury securities at the rate for the period described in assumption 3 below, quoted on investment basis” for the end of week closest to the stock option grant date, from the Federal Reserve web site;

2.	expected volatility - an estimate based on the historical volatility of MFRI Common Stock’s weekly closing stock price for the period 1/1/93 to the date of grant; and
3.	expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2009	2008	2007
1.	Risk-free interest rate	1.88%-5.16%	2.80% - 3.57%	4.26% - 5.16%
2.	Expected volatility	51.72%-66.82%	60.34% - 63.64%	51.72%
3.	Expected life in years	5.5	5.0	5.0
4.	Dividend yield	0.0%	0.0%	0.0%

The following summarizes the activity related to options outstanding under the plans for the three years ended January 31, 2008, 2009 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2007	548	$4.91	6.4	$3,515
Granted	153	28.71
Exercised	(254)	3.67		3,837
Expired or forfeited	(10)	5.08
Outstanding at January 31, 2008	437	13.59	7.2	2,903

Options exercisable at January 31, 2008	225		5.3	2,473

Granted	161	17.30
Exercised	(28)	2.99		125
Expired or forfeited	(20)	23.77
Outstanding at January 31, 2009	550	14.85	7.2	260

Options exercisable at January 31, 2009	254		5.4	260

Granted	178	6.81
Exercised	(21)	2.84		55
Expired or forfeited	(27)	12.94
Outstanding at January 31, 2010	680	$13.20	7.2	$379

Options exercisable at January 31, 2010	304		5.5	$366

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at January 31, 2010	Weighted Average Exercise Price
$2.00-$2.99	36	2.9	$2.1619	36	$2.1619
$3.00-$3.99	54	2.0	3.1244	54	3.1244
$6.00-$6.99	178	9.4	6.8062	0	0.0000
$7.00-$7.99	49	5.4	7.6100	49	7.6100
$10.00-$10.99	82	6.4	10.0750	61	10.0750
$12.00-$12.99	2	8.3	12.6650	1	12.6650
$13.00-$13.99	10	8.4	13.6500	4	13.6500
$16.00-$16.99	1	8.1	16.1150	0	16.1150
$17.00-$17.99	143	8.4	17.6424	37	17.6492
$26.00-$26.99	3	7.5	26.0450	1	26.0450
$28.00-$28.99	122	7.4	28.9900	61	28.9900
	680	7.2	$13.1955	304	$12.3577

The weighted average fair value of options granted, net of options surrendered, during 2009, 2008 and 2007 are estimated at $5.736, $16.41, and $14.54 per share, respectively, on the date of grant.  The total intrinsic value of options exercised during the years ended January 31, 2010, 2009 and 2008 were $55,000, $125,000, and $3,837,000, respectively.

Following is a summary of the Company’s unvested options outstanding as of January 31, 2010:

	Unvested Options Outstanding	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of the year	296	$19.95	$0
Granted	178	6.81
Vested	(86)	19.61
Expired or forfeited	(11)	19.37
Outstanding at end of the year	377	$13.87	$13
Based on historical experience the Company expects 85% of these options to vest.

As of January 31, 2010, there was $2,000,000 of unrecognized compensation cost related to unvested stock options granted under the Plans.  That cost is expected to be recognized over the weighted-average period of 2.5 years.  The stock-based compensation expense for the years ended January 31, 2010, 2009, and 2008 was $1,077,000, $745,000, and $504,300, respectively.

Note 10 - Stock Rights

On September 15, 2009, the Company entered into the Amendment (the “Amendment”) to Rights Agreement dated as of September 15, 1999. Among other things, the Amendment extends the term of the Rights Agreement until September 15, 2019 and amends certain definitions to include positions in certain derivative instruments related to the Company's common stock as constituting beneficial ownership of such stock.

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

The Rights will expire on September 15, 2019, unless exchanged or redeemed prior to that date.  The redemption price is $0.01 per Right.  MFRI’s Board of Directors may redeem the Rights by a majority vote at any time prior to the 20th day following public announcement that a person or group has acquired 15% of MFRI’s common stock.  Under certain circumstances, the decision to redeem requires the concurrence of a majority of the independent directors.

Note 11 - Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$67,579	$61,106	$52,586	$49,110
Gross profit	18,727	14,629	12,490	6,100
Net income (loss)	$6,006	$3,751	$695	$(5,781)
Weighted average number of common shares:
Outstanding – basic	6,816	6,819	6,826	6,835
Outstanding – diluted	6,852	6,846	6,856	6,835
Per share data:
Net income (loss) – basic	$0.88	$0.55	$0.10	$(0.85)
Net income (loss) - diluted	$0.88	$0.55	$0.10	$(0.85)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$65,981	$77,645	$76,817	$82,623
Gross profit	11,143	15,401	17,099	15,305
Net income (loss)	$423	$2,405	$4,688	$(827)
Weighted average number of common shares:
Outstanding – basic	6,787	6,794	6,799	6,808
Outstanding – diluted	6,888	6,882	6,854	6,808
Per share data:
Net income (loss) – basic	$0.06	$0.35	$0.69	$(0.12)
Net income (loss) - diluted	$0.06	$0.35	$0.68	$(0.12)

The fourth quarter for 2009 and 2008 had net losses; therefore, the diluted loss per share for the quarters were identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.  The net loss in the fourth quarter of 2009 was higher than the same period in 2008 due to lower sales in all segments and compressed margins due to competitive factors.  In the 2008 fourth quarter, the Company recognized a non-cash $2,788,000 impairment of goodwill, which was recorded as part of continuing operations.  The goodwill impairment charge related to the Company’s filtration products and industrial process cooling equipment businesses.

Schedule II
MFRI, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2010, 2009 and 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions from Reserves (1)	Charged to other accounts (2)	Balance at End of Period

Year Ended January 31, 2010:
Allowance for possible losses in collection of trade receivables	$473	$34	$193	$65	$379

Year Ended January 31, 2009:
Allowance for possible losses in collection of trade receivables	$384	$197	$138	$30	$473

Year Ended January 31, 2008:
Allowance for possible losses in collection of trade receivables	$352	$198	$175	$9	$384

(1)	Uncollectible accounts charged off
(2)	Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 16, 2010	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) ) )
)
	HENRY M. MAUTNER*	Director	)
)
	BRADLEY E. MAUTNER*	Director and President	)
)
	MICHAEL D. BENNETT*	Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )	April 16, 2010
)
	DENNIS KESSLER*	Director	)
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER *	Director	)
)
	STEPHEN B. SCHWARTZ *	Director	)
)
	MICHAEL J. GADE*	Director	)
)
	MARK A. ZORKO*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. amended and restated [Incorporated by reference to Exhibit 3.2 filed on July 27, 2009]
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(a)	2010 Rights Agreement as amended [Incorporated by reference to Exhibit 4.1 of the Company’s Schedule filed on September 17, 2009]
10(a)	1993 Stock Option Plan [Incorporated by reference to Exhibit 10.4 of Registration Statement No. 33-70794]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company’s Schedule filed on May 25, 2001]
10(d)	Form of Directors Indemnification Agreement Certificate [Incorporated by reference to Exhibit 10.1 to the Company’s Schedule filed on May 15, 2006]
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006]
10(f)
Loan and Security Agreement between the Company and Fleet Capital Corporation dated July 11, 2002 and the amendments thereto dated October 3, 2002, December 12, 2002, April 30, 2003, October 31, 2003, July 1, 2004 and March 28, 2005.  [Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006]

10(g)
Amended and Restated Loan and Security Agreement between the Company and Bank of America dated December 15, 2006 and the amendments thereto dated [Incorporated by reference to Exhibit 10.1 to the Company’s Schedule filed on December 20, 2006]

10(h)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004]
10(i)*	Ninth Amendment to Amended and Restated Loan and Security Agreement
10(j)	Employment agreement with Fati Elgendy dated February 1, 2007 [Incorporated by reference to DEF14A Schedule filed on May 29, 2008]
10(k)*	2009 Non-Employee Directors Stock Option Plan
21*	Subsidiaries of MFRI, Inc.
23*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
24*	Power of Attorney executed by directors and officers of the Company
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