Form 10-K/A
period 2010-01-31
MFRI INC
filed 2010-06-04
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

EXPLANATORY NOTE

This amendment is being filed solely to correct a date error relating to the Period covered in the submission header template for the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 which was filed on April 16, 2010 (the “Original Filing”).  The Period date should have been January 31, 2010 but was erroneously submitted as April 16, 2010.  Except for the changes in the submission header made by this filing, the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 continues to speak as of the date of the Original Filing and has not been changed or updated by this filing.

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

MFRI, INC.

Date:	June 4, 2010	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)