Form 10-Q
period 2010-04-30
MFRI INC
filed 2010-06-11
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act).    Yes ☐    No ☒

On June 7, 2010, there were 6,839,183 shares of the registrant’s common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended April 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share information)

	Three Months Ended April 30,
	2010	2009
Net sales	$49,850	$67,579
Cost of sales	39,098	48,852
Gross profit	10,752	18,727

Operating expenses:
General and administrative expenses	7,535	8,756
Selling expenses	3,379	3,099
Total operating expenses	10,914	11,855

(Loss) income from operations	(162)	6,872

Loss from joint venture	97	0

Interest expense, net	285	688

(Loss) income before income taxes	(544)	6,184

Income tax (benefit) expense	(60)	178
Net (loss) income	$(484)	$6,006

Weighted average number of common shares outstanding:
Basic	6,837	6,816
Diluted	6,837	6,852

(Loss) earnings per share: Basic	$(0.07)	$0.88
Diluted	$(0.07)	$0.88

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)	April 30, 2010 unaudited	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$10,159	$8,067
Restricted cash	1,072	641
Trade accounts receivable, less allowance for doubtful accounts of $374 at April 30, 2010 and $379 at January 31, 2010	36,625	36,157
Inventories, net	37,808	35,349
Prepaid expenses and other current assets	4,492	3,781
Costs and estimated earnings in excess of billings on uncompleted contracts	3,015	3,127
Deferred tax assets - current	2,893	2,769
Income tax receivable	316	1,414
Total current assets	96,380	91,305

Property, plant and equipment, net of accumulated depreciation	45,430	45,812

Other assets:
Deferred tax assets – long-term	5,293	4,187
Note receivable from joint venture	4,285	4,003
Cash surrender value of deferred compensation plan	2,725	2,491
Investments in joint ventures	2,000	2,097
Other assets	449	414
Patents, net of accumulated amortization	240	238
Total other assets	14,992	13,430
Total assets	$156,802	$150,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,533	$13,024
Commissions and management incentives payable	5,703	9,895
Current maturities of long-term debt	4,383	3,118
Accrued compensation and payroll taxes	4,185	3,812
Customers' deposits	3,634	3,521
Other accrued liabilities	3,180	4,116
Billings in excess of costs and estimated earnings on uncompleted contracts	1,132	796
Total current liabilities	42,750	38,282

Long-term liabilities:
Long-term debt, less current maturities	34,648	34,072
Deferred compensation liabilities	4,884	3,892
Other long-term liabilities	1,792	1,739
Total long-term liabilities	41,324	39,703

Stockholders’ equity:
Common stock, $.01 par value, authorized 50,000 shares; 6,839 issued and outstanding at April 30, 2010 and 6,836 issued and outstanding at January 31, 2010	68	68
Additional paid-in capital	48,354	48,086
Retained earnings	23,118	23,594
Accumulated other comprehensive income	1,188	814
Total stockholders’ equity	72,728	72,562
Total liabilities and stockholders’ equity	$156,802	$150,547
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)	Three Months Ended April 30,
	2010	2009
Cash (used in) provided by operating activities
Net (loss) income	$(484)	$6,006
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	1,549	1,739
Deferred tax benefit	(1,268)	(1,470)
Stock-based compensation expense	257	226
Cash surrender value of deferred compensation plan	(234)	(922)
Loss from joint venture	97	0
Changes in operating assets and liabilities
Accounts payable	4,953	(341)
Accrued compensation and payroll taxes	(3,870)	(4,167)
Inventories	(2,148)	6,307
Prepaid expenses and other current assets	(1,435)	(1,590)
Income taxes receivable and payable	1,129	1,315
Accounts receivable, net	(439)	4,428
Other assets and liabilities	175	1,782
Customers' deposits	113	(1,052)
Net cash (used in) provided by operating activities	(1,605)	12,261

Cash used in investing activities
Purchases of property, plant and equipment	(1,216)	(1,955)
Net cash used in investing activities	(1,216)	(1,955)

Cash provided by (used in) financing activities
Borrowings	20,969	55,880
Repayment of debt	(18,853)	(58,287)
Net borrowings (repayment)	2,116	(2,407)
Increase (decrease) in drafts payable	2,510	(3,601)
Payments on capitalized lease obligations	(54)	(43)
Tax benefit of stock options exercised	4	3
Stock options exercised	6	7
Net cash provided by (used in) financing activities	4,582	(6,041)

Effect of exchange rate changes on cash and cash equivalents	331	(497)

Net increase in cash and cash equivalents	2,092	3,768
Cash and cash equivalents – beginning of period	8,067	2,735
Cash and cash equivalents – end of period	$10,159	$6,503

Supplemental cash flow information
Cash paid for:
Interest	$413	$681
Income taxes paid	58	116

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation.  The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented.  These adjustments consist of normal recurring adjustments.  Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The consolidated balance sheet as of January 31, 2010 has been derived from the audited consolidated balance sheet as of that date.  The results of operations for any interim period are not necessarily indicative of future or annual results.  Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.  Reclassifications have been made in prior year financial statements to conform to the current year presentation.  The Company’s fiscal year ends on January 31.  Years and balances described as 2010 and 2009 are for the three months ended April 30, 2010 and 2009, respectively.

2.
Business Segment Reporting.  The Company has three reportable segments.  The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems.  The filtration products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems.  The industrial process cooling equipment business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications.  Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems (“HVAC”), but which is not sufficiently large to constitute a reportable segment.

	Three Months Ended April 30,
	2010	2009
Net sales:
Piping Systems	$25,216	$32,627
Filtration Products	19,114	23,305
Industrial Process Cooling Equipment	5,191	5,053
Corporate and Other	329	6,594
Total net sales	$49,850	$67,579

Gross profit:
Piping Systems	$7,002	$14,148
Filtration Products	2,637	2,646
Industrial Process Cooling Equipment	1,289	1,051
Corporate and Other	(176)	882
Total gross profit	$10,752	$18,727

Income (loss) from operations:
Piping Systems	$3,436	$9,952
Filtration Products	(519)	(285)
Industrial Process Cooling Equipment	(184)	(495)
Corporate and Other	(2,895)	(2,300)
(Loss) income from operations	$(162)	$6,872)

Income (loss) before income taxes:
Piping Systems	$3,339	$9,952
Filtration Products	(519)	(285)
Industrial Process Cooling Equipment	(184)	(495)
Corporate and Other	(3,180)	(2,988)
(Loss) income before income taxes	$(544)	$6,184

3.
Income Taxes.  Each quarter, the Company estimates the annual effective income tax rate ("ETR") for the full year and applies that rate to the income (loss) before income taxes in determining its provision for income taxes for the interim periods.  The Company’s consolidated ETR was 11.1% and 2.9% for the three months ended April 30, 2010 and 2009, respectively.  The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected earnings in the United Arab Emirates (“U.A.E.”) versus total projected earnings.  The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the large proportion of income earned in the U.A.E.

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

4.
Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia.  The fair value of the major categories of the pension plans' investments remain at Level 1.  The market-related value of plan assets were:

	April 30, 2010	January 31, 2010
Vanguard Balanced Index Fund	$4,178	$3,828
Vanguard Inflation Protected Fund	217	214
Vanguard REIT Index Fund	83	67
Fifth Third Banksafe Trust	54	141
Total	$4,532	$4,250

	Three Months Ended April 30,
Components of net periodic benefit costs:	2010	2009
Service cost	$30	$29
Interest cost	70	65
Expected return on plan assets	(86)	(61)
Amortization of prior service cost	33	27
Recognized actuarial loss	16	25
Net periodic benefit costs	$63	$85

Employer contributions for the fiscal year ending January 31, 2011 are expected to be $317,000.  For the three months ended April 30, 2010, no contributions were made.

5.	Equity-based compensation. At April 30, 2010, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Stock-based compensation expense was:	2010	2009
Three month period ended April 30	$257	$226

The fair values of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model and the assumptions shown in the following table:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009
Expected volatility	51.72%-66.82%	51.72%-66.82%
Risk-free interest rate	1.88%-5.16%	1.88%-5.16%
Dividend yield	0%	0%
Expected life	5 - 7 years	5 - 7 years

Option activity for the three months ended April 30, 2010 was:
	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2010	680	$13.20	7.2 years	$379
Granted	0
Exercised	(3)	2.16		13
Expired or forfeited	(4)	17.12
Outstanding on April 30, 2010	673	$13.21	7.0 years	$363

Exercisable on April 30, 2010	306	$12.35	5.4 years	$350
Weighted-average fair value of options granted during first three months of 2010		n/a

Unvested option activity for the three months ended April 30, 2010 was:

	Unvested Options Outstanding	Weighted- Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2010	377	$13.87	$13
Granted	0
Vested	(7)
Expired or forfeited	(4)	17.12
Outstanding on April 30, 2010	366	$13.93	$12

As of April 30, 2010, there was $1,726,000 of total unrecognized compensation cost related to unvested stock-based compensation options granted under the equity-based compensation plans.  The cost is expected to be recognized over a period of 2.3 years.

6.	Basic weighted-average shares reconciled to diluted weighted average shares.

	Three Months Ended April 30,
	2010	2009
Basic weighted average number of common shares outstanding	6,837	6,816
Dilutive effect of stock options	0	36
Weighted average number of common shares outstanding assuming full dilution	6,837	6,852

Stock options not included in the computation of iluted earnings per share of common stock because the option exercise prices exceede the average market prices of the common shares	566	438

Stock options with an exercise price below the verage market price	107	116

7.	Comprehensive (loss) income, net of tax.

	Three Months Ended April 30,
	2010	2009
Net (loss) income	$(484)	$6,006
Foreign currency translation adjustments	374	(165)
Comprehensive (loss) income	$(110)	$5,841

8.
Investments in joint ventures.  In October 2009, the Company paid a total of $5.88 million, $1.96 million for the 49% investment and $3.92 million in a loan, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc.  This joint venture completed a Can $12.25 million acquisition of Garneau, Inc’s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to particpate in the growing oil sands market.

From April 2002 through December 2009, the piping systems business and two unrelated companies operated an equally owned joint venture to more efficiently market their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide.  The joint venture agreement expired on December 31, 2009.  Business in progress at that date will be completed in accordance with the terms of the joint venture agreement.  No material adverse effect is expected from termination of the joint venture.

The Company accounts for the investments in joint ventures using the equity method.  The financial results are included in the Company’s condensed consolidated financial statements.

9.	Interest expense, net.
	Three Months Ended April 30,
	2010	2009
Interest expense	$366	$689
Interest (income)	(81)	(1)
Interest expense, net	$285	$688

10.
New accounting pronouncements.  In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately.

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the provisions of ASU 2010-06 as of February 1, 2010 and the provisions did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging – Scope Exception Related to Embedded Credit Derivatives”.  The amendments are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

11.
Debt.  On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  At April 30, 2010, the Company was in compliance with covenants under the Loan Agreement.  At January 31, 2010, the Company was not in compliance with a fixed charge covenant (the “Covenant”) under the Loan Agreement.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s current business plan.  Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At April 30, 2010, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively.  Monthly interest payments were made during the three months ended April 30, 2010 and 2009.  As of April 30, 2010, the Company had borrowed $16,631,300 and had $7,612,200 available to it under the revolving line of credit.  In addition, $125,200 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At April 30, 2010, the amount of such restricted cash was $667,100.  Cash required for operations is provided by draw-downs on the line of credit.

12.
Subsequent event.  Interest rate swap.  On May 17, 2010, the Company entered into a $9 million notional amount interest rate swap agreement with Bank of America that commences on May 19, 2010.  The swap expires November 30, 2013, the same date as the Loan Agreement.  This swap obligates the Company to pay a 2.23% fixed rate of interest on the notional amount and requires the counterparty to pay the Company a floating interest rate based on the monthly LIBOR interest rate.

Item 2.              Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The statements contained under the caption “MD&A of Financial Condition and Results of Operations” and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “continue,” “remains,” “intend,” “aim,” “should,” “prospects,” “could,” “future,” “potential,” “believes,” “plans,” “likely,” and “probable,” or the negative thereof or other variations thereon or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.  These statements should be considered as subject to the many risks and uncertainties that exist in the Company’s operations and business environment.  Such risks and uncertainties could cause actual results to differ materially from those projected.  These uncertainties include, but are not limited to, competition, international rapid growth, changes in government policies and laws, worldwide economic conditions, government regulation, economic factors, consumer access to capital funds, backlog, financing, internal control, market demand and pricing, global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three reportable business segments: piping systems, filtration products, and industrial process cooling equipment.  The Company website address is www.mfri.com.

This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, contained elsewhere in this report.  An overview of the segment results is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.

Critical Accounting Policies and Estimates

MD&A discusses the interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the consolidated financial statements:

•	Revenue
•	Percentage of completion method revenue recognition
•	Inventory valuation, the allowance for doubtful accounts and other accrued liabilities
•	Income taxes
•	Equity-based compensation

In the first quarter of 2010, there were no changes in the above critical accounting policies.

Substantially all of the Company’s businesses directly or indirectly serve markets that were adversely impacted by recent global economic conditions.  Although improvement is expected, the timing of economic recovery in the markets served remains uncertain.  A further downturn in one or more of the Company’s significant markets could have a material adverse effect on the Company’s business, results of operations or financial condition.  Because economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will also vary.  Should the current credit crisis and general economic recession continue, the Company could continue to experience a period of declining net sales, which could adversely impact the Company’s results of operations.  The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other Gulf Cooperation Council countries, negatively impacting sales volume at the U.A.E. facility.

Three months ended April 30, 2010 (“current quarter”) vs. Three months ended April 30, 2009 (“prior-year quarter”)

Net sales of $49,850,000 in the current quarter decreased 26.2% from $67,579,000 in the prior-year quarter.  The prior-year quarter included sales related to the India pipeline project and HVAC activity.  (See discussion of each business segment below.)

Gross profit of $10,752,000 in the current quarter decreased 42.6% from $18,727,000 in the prior-year quarter, and gross margin decreased to 21.6% of net sales in the current quarter from 27.7% of net sales in the prior-year quarter.  The prior-year quarter included gross profit related to the India pipeline project.  Excluding the effects of the India pipeline project and HVAC activity, gross profit was in line with prior year. (See discussion of each business segment below.)

General and administrative expenses decreased 13.9% to $7,535,000 in the current quarter from $8,756,000 in the prior-year quarter.  The decrease was mainly due to decreased profit-based management incentive expense.  (See discussion of each business segment below.)

Selling expenses increased 9.0% to $3,379,000 in the current quarter from $3,099,000 in the prior-year quarter.  Selling expenses increased in all segments.  (See discussion of each business segment below.)

Net loss was $484,000 in the current quarter compared to net income of $6,006,000 in the prior-year quarter.  The decrease in net income was primarily due to sales related to the India pipeline project and HVAC activity that occurred in the prior-year first quarter.

Piping Systems Business

Current quarter vs. Prior-year quarter

Net sales decreased 22.7% to $25,216,000 in the current quarter from $32,627,000 in the prior-year quarter, attributed primarily to the absence of sales associated with the India pipeline project.  An order for an additional 150 kilometers (93 miles) to the India pipeline project has been received and is expected to begin manufacturing in the second quarter.

Gross profit decreased to 27.8% of net sales in the current quarter from 43.4% of net sales in the prior-year quarter, again primarily due to the absence of sales associated wth the India pipeline project in the current quarter.

General and administrative expenses decreased to $2,758,000 in the current quarter from $3,560,000 for the prior-year quarter.  The decrease was primarily due to lower profit-based management incentive expense, foreign currency exchange gain and lower professional fees partially offset by legal costs.  General and administrative expenses as a percentage of net sales remained level at 10.9%.

Selling expenses increased to $808,000 or 3.2% of net sales in the current quarter from $637,000 or 2.0% of net sales for the prior-year quarter.  This increase was mainly due to increased oil and gas international sales expenses, both domestic and international commissions, and additional advertising expense.

Filtration Products Business

Current quarter vs. Prior-year quarter

Net sales in the current quarter decreased 18.0% to $19,114,000 from $23,305,000 in the prior-year quarter.  Sales declines were the result of lower market demand across most filtration products.  In addition, customer infrastructure projects continue to be significantly curtailed in response to the current economy.  Early in 2010, there has been some modest improvement in the United States economy that was reflected in higher filter consumption by end users in the pleated filter products.

Gross profit increased to 13.8% of net sales in the current quarter from 11.4% of net sales in the prior-year quarter, primarily due to cost containment efforts and improved product mix.

General and administrative expenses increased to $1,326,000 or 6.9% of net sales in the current quarter from $1,165,000 or 5.0% of net sales in the prior-year quarter, primarily due to foreign currency exchange loss and product development.

Selling expenses increased to $1,830,000 or 9.6% of net sales in the current quarter from $1,766,000 or 7.6% of net sales for the comparable quarter last year primarily due to additional selling personnel and increased advertising expense.

Industrial Process Cooling Equipment Business

Current quarter vs. Prior-year quarter

Net sales of $5,191,000 in the current quarter increased 2.7% from $5,053,000 in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross profit increased in the current quarter to 24.8% of net sales from 20.8% of net sales in the prior-year quarter, primarily due to cost containment measures and lower warranty costs.

General and administrative expenses decreased in the current quarter to $733,000 or 14.1% of net sales from $849,000 or 16.8% of net sales in the prior-year quarter.  The change in spending was a result of staffing reductions.

Selling expenses increased to $741,000 or 14.3% of net sales in the current quarter from $696,000 or 13.8% of net sales in the prior-year quarter.  This was primarily driven by an increase in commission expense.

General Corporate and Other

Current quarter vs. Prior-year quarter

Net sales of $329,000 in the current quarter decreased from $6,594,000 in the prior-year quarter due to decreased HVAC activity.  New construction activity has been adversely affected by the current economy.  In 2010, the Company has obtained a new HVAC order for approximately $8 million.  Fieldwork on this new project is expected to begin late in the second quarter of 2010.  Additionally, the goal for 2010 is to rebuild the backlog to drive activity in 2011 and 2012.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.  General and administrative expenses decreased to $2,718,000 in the current quarter from $3,182,000 in the prior-year quarter.  This change was mainly due to decreased profit-based management incentive expense, partially offset by increased deferred compensation expense.  General and administrative expenses as a percentage of consolidated net sales increased to 5.5% in the current quarter from 4.7% in the prior-year quarter due to the effect of lower sales.

Interest expense decreased to $366,000 in the current quarter from $689,000 in the prior-year quarter, primarily due to decreased borrowings and lower interest rates.  Interest income increased to $81,000 from $1,000 due to interest earned overseas in the piping systems business.

Income Taxes

The ETR in the periods presented was the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  Income earned in the U.A.E. is not subject to any local country income tax.  Taxes are based on an estimated ETR that is calculated each quarter.  The ETR was 11.1% for the three months ended April 30, 2010.  The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected earnings in the U.A.E. versus total projected earnings.  The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the large proportion of income earned in the U.A.E.  During 2009, the Company established a partial valuation allowance for the research and development credits, as the Company no longer believed that it was more likely than not that a portion of the research and development credits would be utilized within the next five years.  For additional information, see Note 3 Income Taxes in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2010 were $10,159,000 compared to $8,067,000 at January 31, 2010.  The Company’s working capital was $53,630,000 at April 30, 2010 compared to $53,023,000 at January 31, 2010.  The Company used $1,605,000 from operating activities during the first three months of 2010.

Net cash used in investing activities for the three months ended April 30, 2010 included $1,216,000 for capital expenditures, primarily for machinery and equipment in the piping systems business.

Debt totaled $39,031,000 at April 30, 2010, an increase of $2,062,000 compared to the beginning of the current fiscal year.  Net cash provided by financing activities was $4,582,000.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  At April 30, 2010, the Company was in compliance with covenants under the Loan Agreement.  At January 31, 2010, the Company was not in compliance with a fixed charge covenant (the “Covenant”) under the Loan Agreement.  A waiver was obtained for such noncompliance, and the Covenant has been amended to levels consistent with the Company’s current business plan.  Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At April 30, 2010, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively.  Monthly interest payments were made during the three months ended April 30, 2010 and 2009.  As of April 30, 2010, the Company had borrowed $16,631,300 and had $7,612,200 available to it under the revolving line of credit.  In addition, $125,200 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At April 30, 2010, the amount of such restricted cash was $667,100.  Cash required for operations is provided by draw-downs on the line of credit.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Reclassifications.  Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Revenue Recognition.  The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectability is reasonably assured.  All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of completion revenue recognition.  All divisions recognize revenues under the above stated revenue recognition policy except for sizable complex contracts that require periodic recognition of income.  For these contracts, the Company uses "percentage of completion" accounting method.  Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete.  The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project.  The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract.  Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income.  Such revisions are recognized in the period in which they are determined.  Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Inventories.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method for substantially all inventories.

Income Taxes.  Deferred income taxes have been provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes.  Deferred income taxes on temporary differences have been recorded at the current tax rate.  The Company assesses its deferred tax assets for realizability at each reporting period.

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

Stock Options.  Stock compensation expense for employee equity awards are recognized ratably over the requisite service period of the award.  The Black-Scholes option-pricing model is utilized to estimate the fair value of awards.  Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of the Company’s Common Stock; and (3) expected life of the option – an estimate based on historical experience including the effect of employee terminations.

New accounting pronouncements.  In February 2010, FASB issued ASU 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately.

In January 2010, the FASB issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), authoritative guidance that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the provisions of ASU 2010-06 as of February 1, 2010 and the provisions did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging – Scope Exception Related to Embedded Credit Derivatives”.  The amendments are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices.  Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency-denominated debt in Denmark, India, and U.A.E.  At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed-rate and floating-rate debt.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $55,000.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys which the Company uses in the production of piping systems.  The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.              Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended April 30, 2010 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

                     MFRI, INC.

Date:	June 11, 2010	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2010	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)