Form 10-Q
period 2010-07-31
MFRI INC
filed 2010-09-09
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

On September 7, 2010, there were 6,839,483 shares of the registrant’s common stock outstanding.

MFRI, Inc.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales	$61,887	$61,106	$111,737	$128,685
Cost of sales	48,144	46,477	87,242	95,329
Gross profit	13,743	14,629	24,495	33,356

Operating expenses
General and administrative expenses	7,529	8,519	15,064	17,275
Selling expenses	3,389	3,328	6,768	6,427
Total operating expenses	10,918	11,847	21,832	23,702

Income from operations	2,825	2,782	2,663	9,654

Loss from joint ventures	24	106	121	106

Interest expense, net	404	530	689	1,218

Income before income taxes	2,397	2,146	1,853	8,330

Income tax benefit	(485)	(1,605)	(545)	(1,427)
Net income	$2,882	$3,751	$2,398	$9,757

Weighted average number of common shares outstanding
Basic	6,839	6,819	6,838	6,818
Diluted	6,860	6,846	6,863	6,854

Earnings per share
Basic	$0.42	$0.55	$0.35	$1.43
Diluted	0.42	0.55	0.35	1.42

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)	July 31, 2010 Unaudited	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$13,102	$8,067
Restricted cash	712	641
Trade accounts receivable, less allowance for doubtful accounts of $368 at July 31, 2010 and $379 at January 31, 2010	41,450	36,157
Inventories, net	35,405	35,349
Prepaid expenses and other current assets	4,408	3,781
Costs and estimated earnings in excess of billings on uncompleted contracts	3,714	3,127
Deferred tax assets - current	3,064	2,769
Income tax receivable	211	1,414
Total current assets	102,066	91,305

Property, plant and equipment, net of accumulated depreciation	44,380	45,812

Other assets
Deferred tax assets – long-term	5,379	4,187
Note receivable from joint venture	4,137	4,003
Cash surrender value of deferred compensation plan	2,763	2,491
Investments in joint ventures	1,976	2,097
Patents, net of accumulated amortization	230	238
Other assets	198	414
Total other assets	14,683	13,430
Total assets	$161,129	$150,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$16,373	$13,024
Commissions and management incentives payable	7,609	9,895
Current maturities of long-term debt	5,100	3,118
Accrued compensation and payroll taxes	4,142	3,812
Other accrued liabilities	3,700	4,116
Customers' deposits	3,094	3,521
Billings in excess of costs and estimated earnings on uncompleted contracts	1,022	796
Total current liabilities	41,040	38,282

Long-term liabilities
Long-term debt, less current maturities	38,417	34,072
Deferred compensation liabilities	4,776	3,892
Other long-term liabilities	1,777	1,739
Total long-term liabilities	44,970	39,703

Stockholders’ equity
Common stock, $.01 par value, authorized 50,000 shares; 6,839 issued and outstanding at July 31, 2010 and 6,836 issued and outstanding at January 31, 2010	68	68
Additional paid-in capital	48,579	48,086
Retained earnings	25,992	23,594
Accumulated other comprehensive income	480	814
Total stockholders’ equity	75,119	72,562
Total liabilities and stockholders’ equity	$161,129	$150,547

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(In thousands)	2010	2009
Operating activities
Net income	$2,398	$9,757
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities
Depreciation and amortization	3,065	3,477
Deferred tax benefit	(1,551)	(1,095)
Stock-based compensation expense	482	447
Cash surrender value of deferred compensation plan	(271)	(660)
Loss from joint ventures	121	106
Loss on sale of fixed assets	48	0
Changes in operating assets and liabilities
Accounts receivable, net	(5,462)	12,211
Accounts payable	3,018	(5,999)
Accrued compensation and payroll taxes	(1,983)	(1,530)
Income taxes receivable and payable	1,205	(2,716)
Prepaid expenses and other current assets	(855)	(4,120)
Inventories	(632)	8,876
Other assets and liabilities	475	1,271
Customers' deposits	(427)	(3,743)
Net cash (used in) provided by operating activities	(369)	16,282

Investing activities
Additions to property, plant and equipment	(1,934)	(3,462)
Proceeds from sales of property and equipment	18	0
Net cash used in investing activities	(1,916)	(3,462)

Financing activities
Borrowings	61,861	115,367
Payment of debt	(55,084)	(124,092)
Net borrowings (payment)	6,777	(8,725)
Increase (decrease) in drafts payable	389	(2,276)
Payment on capitalized lease obligations	(110)	(84)
Tax benefit of stock options exercised	4	5
Stock options exercised	6	15
Net cash provided by (used in) financing activities	7,066	(11,065)

Effect of exchange rate changes on cash and cash equivalents	254	1,311

Net increase in cash and cash equivalents	5,035	3,066
Cash and cash equivalents – beginning of period	8,067	2,735
Cash and cash equivalents – end of period	$13,102	$5,801

Supplemental cash flow information
Cash paid for
Interest	$946	$1,319
Income taxes (refund) paid, net	(121)	709

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2010
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation.  The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company’s management considers necessary to present fairly the financial position and results of operations for the periods presented.  These adjustments consist of normal recurring adjustments.  Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The consolidated balance sheet as of January 31, 2010 has been derived from the audited consolidated balance sheet as of that date.  The results of operations for any interim period are not necessarily indicative of future or annual results.  Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.  Reclassifications have been made in prior year financial statements to conform to the current year presentation.  The Company’s fiscal year ends on January 31.  Years and balances described as 2010 and 2009 are for the six months ended July 31, 2010 and 2009, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net sales
Piping Systems	$33,160	$32,556	$58,376	$65,183
Filtration Products	21,045	18,435	40,159	41,740
Industrial Process Cooling Equipment	7,316	5,563	12,507	10,616
Corporate and Other	366	4,552	695	11,146
Total	$61,887	$61,106	$111,737	$128,685

Gross profit
Piping Systems	$9,268	$11,309	$16,270	$25,457
Filtration Products	2,441	1,214	5,078	3,860
Industrial Process Cooling Equipment	2,112	1,452	3,401	2,503
Corporate and Other	(78)	654	(254)	1,536
Total	$13,743	$14,629	$24,495	$33,356

Income (loss) from operations
Piping Systems	$5,487	$6,864	$8,923	$16,816
Filtration Products	(514)	(1,810)	(1,033)	(2,095)
Industrial Process Cooling Equipment	365	(288)	181	(783)
Corporate and Other	(2,513)	(1,984)	(5,408)	(4,284)
Total	$2,825	$2,782	$2,663	$9,654

Income (loss) before income taxes
Piping Systems	$5,463	$6,758	$8,802	$16,710
Filtration Products	(514)	(1,810)	(1,033)	(2,095)
Industrial Process Cooling Equipment	365	(288)	181	(783)
Corporate and Other	(2,917)	(2,514)	(6,097)	(5,502)
Total	$2,397	$2,146	$1,853	$8,330

3.
Income taxes.  Each quarter, the Company estimates the annual effective income tax rate ("ETR") for the full year and applies that rate to the income (loss) before income taxes in determining its provision for income taxes for the interim periods.  The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates.  As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets.  Income earned in the United Arab Emirates (“U.A.E.”) is not subject to any local country income tax.  Changes in the estimated level of annual pre-tax income, in tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income.  Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company’s consolidated ETR was (29.4%) and (17.1%) for the six months ended July 31, 2010 and 2009, respectively.  The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected income tax free earnings in the U.A.E. versus total projected earnings.  The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the large proportion of income earned in the U.A.E.

The Company will continue to review periodically the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management’s outlook for continued profits in each jurisdiction.

4.	Pension Plan for Hourly-Rated Employees of Midwesco Filter Resources, Inc., Winchester, Virginia. The fair value of the major categories of the pension plan’s investments remained at Level 1.

Level 1 market value of plan assets	July 31, 2010	January 31, 2010
Equity securities	$2,451	$2,297
U.S. bond market	1,656	1,531
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	220	214
Real Estate	82	67
Money market fund	34	141
Total	$4,443	$4,250

	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit costs	2010	2009	2010	2009
Service cost	$29	$29	$59	$58
Interest cost	70	65	140	130
Expected return on plan assets	(85)	(61)	(171)	(122)
Amortization of prior service cost	33	27	66	54
Recognized actuarial loss	16	25	32	50
Net periodic benefit costs	$63	$85	$126	$170

Employer contributions for the remainder of the fiscal year ending January 31, 2011 are expected to be $249,700.  For the six months ended July 31, 2010, $67,600 in contributions was made.

5.	Equity-based compensation. At July 31, 2010, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Stock-based compensation expense	2010	2009
Three month period ended July 31	$225	$221
Six month period ended July 31	$482	$447

The fair value of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model.
Fair value assumptions	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009
Expected volatility	51.72% - 66.82%	51.72% - 66.82%
Risk-free interest rate	1.88% - 5.16%	1.88% - 5.16%
Dividend yield	0%	0%
Expected life	5 - 7 years	5 - 7 years

Option activity	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on January 31, 2010	680	$13.20	7.2 years	$379
Granted	162	6.10
Exercised	(2)	2.17		13
Expired or forfeited	(14)	15.12
Outstanding on July 31, 2010	826	$11.80	7.3 years	$341

Exercisable on July 31, 2010	430	$13.30	5.8 years	$306
Weighted-average fair value of options granted during first six months of 2010		3.40

Unvested option activity	Unvested Options Outstanding	Weighted- Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2010	377	$13.87	$13
Granted	162	6.10
Vested	(133)
Expired or forfeited	(10)	14.67
Outstanding on July 31, 2010	396	$10.18	$35

As of July 31, 2010, there was $1,925,000 of total unrecognized compensation cost related to unvested stock-based compensation options granted under the equity-based compensation plans.  The cost is expected to be recognized over a period of 2.7 years.

6.	Earnings per share.
	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Basic weighted average number of common shares outstanding	6,839	6,819	6,838	6,818
Dilutive effect of stock options	21	27	25	36
Weighted average number of common shares outstanding assuming full dilution	6,860	6,846	6,863	6,854

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	558	572	558	592

Stock options with an exercise price below the average market price	268	128	268	108

7.	Comprehensive income, net of tax.
	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income	$2,882	$3,751	$2,398	$9,757
Interest rate swap	(308)	0	(308)	0
Foreign currency translation adjustments	(401)	2,338	(27)	2,173
Comprehensive income	$2,173	$6,089	$2,063	$11,930

8.
Investments in joint ventures.  In October 2009, the Company invested $5.88 million, which consisted of $1.96 million for a 49% interest and $3.92 million for a loan, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc.  This joint venture completed an acquisition of Garneau, Inc’s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market.

From April 2002 through December 2009, the piping systems business and two unrelated companies operated an equally owned joint venture to market more efficiently their complementary thermal insulation products and systems for use in undersea pipeline flow assurance projects worldwide.  The joint venture agreement expired on December 31, 2009.  Business including final settlements is in progress and is in accordance with the terms of the joint venture agreement.  No material adverse effect is expected from termination of the joint venture.

The Company accounts for the investments in joint ventures using the equity method.  The financial results are included in the Company’s condensed consolidated financial statements.

9.	Interest expense, net.
	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Interest expense	$523	$535	$918	$1,224
Interest income	(119)	(5)	(229)	(6)
Interest expense, net	$404	$530	$689	$1,218

10.
New accounting pronouncements.  In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging – Scope Exception Related to Embedded Credit Derivatives”.  The amendments are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

11.
Debt.  On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  At July 31, 2010, the Company was in compliance with covenants under the Loan Agreement.  Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At July 31, 2010, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.50 percentage points, respectively.  Monthly interest payments were made during the six months ended July 31, 2010 and 2009.  As of July 31, 2010, the Company had borrowed $19,679,100 and had $9,176,700 available to it under the revolving line of credit.  In addition, $125,200 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At July 31, 2010, the amount of such restricted cash was $712,000.  Cash required for operations is provided by draw-downs on the line of credit.

At July 31, 2010, one interest rate swap agreement was in effect with a notional value of $9,000,000 maturing in 2013.  The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin.  The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the six months ended July 31, 2010.  The fair value of the derivative financial instrument was ($308,000), recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge.

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

Management believes that judgments and estimates related to the following critical accounting policies could materially affect the consolidated financial statements:

•	Revenue recognition
•	Percentage of completion revenue recognition
•	Inventory
•	Income taxes
•	Equity-based compensation
•	Fair value of financial instruments

In the second quarter of 2010, fair value of financial instruments was included in the above critical accounting policies.

Substantially all of the Company’s businesses directly or indirectly serve markets that were adversely impacted by recent global economic conditions.  Although improvement is continued to be expected, the timing of economic recovery in the markets served remains uncertain.  A further downturn in one or more of the Company’s significant markets could have a material adverse effect on the Company’s business, results of operations or financial condition.  Because economic and market conditions vary within the Company’s business segments, the Company’s future performance by business segment will also vary.  Should the current credit crisis and general economic recession continue, the Company could continue to experience a period of declining net sales, which could adversely impact the Company’s results of operations.  The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other Gulf Cooperation Council countries, negatively impacting sales volume at the U.A.E. facility.

Three months ended July 31, 2010 (“current quarter”) vs. Three months ended July 31, 2009 (“prior-year quarter”)

Net sales of $61,887,000 in the current quarter increased 1.3% from $61,106,000 in the prior-year quarter.  Sales increased in all reportable segments  (See discussion of each business segment below.)

Gross profit of $13,743,000 in the current quarter decreased 6.1% from $14,629,000 in the prior-year quarter, and gross margin decreased to 22.2% of net sales in the current quarter from 23.9% of net sales in the prior-year quarter.  The largest gross profit decrease resulted from the reduced sales and gross profits in the Dubai piping market, while gross profit increased in the filtration products, industrial process cooling and in the U.S. piping systems businesses.  (See discussion of each business segment below.)

In July 2010, the Company announced that the facility in South Africa will be closed in the third quarter.  Expenses related to the closing were approximately $475,000.  These expenses are included in cost of goods sold, general and administrative and selling expenses for the three months ended July 31, 2010.

General and administrative expenses decreased 11.6% to $7,529,000 in the current quarter from $8,519,000 in the prior-year quarter.  The reduction was mainly due to lower profit-based management incentive expense and deferred compensation expense partially offset by one-time closing costs in South Africa.  (See discussion of each business segment below.)

Selling expenses increased 1.8% to $3,389,000 in the current quarter from $3,328,000 in the prior-year quarter.  Selling expenses increased due to commissions for higher sales.  (See discussion of each business segment below.)

Net income was $2,882,000 in the current quarter compared to net income of $3,751,000 in the prior-year quarter.  The decrease in net income was primarily due to the lack of sales to replace the India pipeline project and HVAC activity that occurred in the prior-year quarter.

Six months ended July 31, 2010 (“YTD”) vs. Six months ended July 31, 2009 (“prior-year YTD”)

Net sales of $111,737,000 decreased 13.2% from $128,685,000 for the prior-year YTD.  Year-to-date sales decreased in all businesses except industrial process cooling.  The prior-year period for the piping systems business included higher sales related to the India pipeline project, which was completed in the fall of 2009, and a stronger Dubai market.  HVAC activity decreased in the current year.  (See discussion of each business segment below.)

Gross profit of $24,495,000 decreased 26.6% from $33,356,000 in the prior-year YTD, and gross margin decreased to 21.9% of net sales YTD from 25.9% of net sales in the prior-year YTD.  Gross profit in the piping systems business decreased to $16,270,000 YTD from $25,457,000 in the prior-year YTD.  The decrease in gross profit was attributed primarily to the absence of sales associated with the India pipeline project.  The Company does not expect a project similar in size to the one in India to be replaced in the 2010 backlog, however work began on a smaller India pipeline project in the second quarter.  The filtration products and industrial process cooling businesses each experienced an increase in their gross profit for the period.  This increase in gross profit was primarily due to increased volume, margin and benefits from previous expense reduction initiatives.  (See discussion of each business segment below.)

General and administrative expenses decreased 12.8% to $15,064,000 YTD from $17,275,000 in the prior-year YTD.  The reduction was mainly due to lower profit-based management incentive expense and legal fees partially offset by one-time closing costs in South Africa and an increase in stock compensation expense.  (See discussion of each business segment below.)

Selling expenses increased 5.3% to $6,768,000 YTD from $6,427,000 in the prior-year YTD primarily driven by the piping systems business and the industrial process cooling equipment business, which had increased commission expense from higher sales.  (See discussion of each business segment below.)

Net income was $2,398,000 YTD compared to $9,757,000 in the prior-year YTD.  This decrease was due to the lower volume of the piping systems business in the U.A.E., and 2009 activities not repeated in 2010 including the India pipeline project and profits from the HVAC activities.

Piping Systems Business

Current quarter vs. prior-year quarter

Net sales increased 1.9% to $33,160,000 in the current quarter from $32,556,000 in the prior-year quarter primarily due to an increase in domestic sales.

Gross margin decreased to 27.9% of net sales in the current quarter from 34.7% of net sales in the prior-year quarter, attributed primarily to the reduced sales and gross profits in the Dubai piping market .

General and administrative expenses decreased to $2,997,000 or 9.0% of net sales in the current quarter from $3,778,000 or 11.6% of net sales for the prior-year quarter.  The reduction was primarily due to lower profit-based management incentive, decreased legal costs and foreign currency exchange gain.

Selling expenses increased to $784,000 or 2.4% of net sales in the current quarter from $666,000 or 2.0% of net sales for the prior-year quarter.  This increase was mainly due to higher domestic sales commissions.

YTD vs. prior-year YTD

Net sales of $58,376,000 YTD decreased 10.4% from $65,183,000 in the prior-year YTD, attributed primarily to a drop in sales in both domestic heating and cooling, and oil and gas products.  The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed to the increase in sales of $10,138,000 in the first half of 2009.  As of July 31, 2009, the Company had successfully completed over 99% of the production on the India pipeline project.

Gross margin decreased to 27.9% of net sales YTD from 39.1% of net sales in the prior-year attributed primarily to the reduced volume in the U.A.E. and the absence of sales associated with the India pipeline project in the current year.

General and administrative expenses decreased to $5,755,000 or 9.9% of net sales YTD from $7,338,000 or 11.3% of net sales for the prior-year YTD.  The reduction in general and administrative expenses was primarily due to the lower profit-based management incentive and foreign currency exchange gain.

Selling expenses increased to $1,592,000 or 2.7% of net sales YTD from $1,303,000 or 2.0% of net sales for the prior-year YTD.  This increase was mainly due to higher domestic sales commissions.

Filtration Products Business

Current quarter vs. prior-year quarter

Net sales in the current quarter increased 14.2% to $21,045,000 from $18,435,000 in the prior-year quarter due to improving business conditions in filtration products.

Gross margin increased to 11.6% of net sales in the current quarter from 6.6% of net sales in the prior-year quarter, primarily due to cost containment efforts and improved product mix.

In July 2010, the Company announced that the facility in South Africa will be closed in the third quarter.  Expenses related to the closing were approximately $475,000.  These expenses are included in cost of goods sold, general and administrative and selling expenses.

General and administrative expenses were $1,293,000 in the current quarter compared to $1,245,000 in the prior-year quarter.  Continuing general and administrative expenses declined for the division, but were offset by one-time closing costs in South Africa.  General and administrative expenses as a percentage of net sales decreased to 6.1% in the current quarter from 6.8% in the prior-year quarter.

Selling expenses decreased to $1,661,000 or 7.9% of net sales in the current quarter from $1,779,000 or 9.7% of net sales for the comparable quarter last year primarily as a result of staff reductions.

YTD vs. prior-year YTD

YTD net sales decreased 3.8% to $40,159,000 from $41,740,000 in the prior-year YTD.  Sales decline is due to poor business conditions in the first quarter compared to prior year.

Gross margin increased to 12.6% of net sales YTD from 9.2% of net sales in the prior-year YTD primarily due to cost containment efforts and improved product mix.

In July 2010, the Company announced that the facility in South Africa will be closed in the third quarter.  Expenses related to the closing were approximately $475,000.  These expenses are included in cost of goods sold, general and administrative and selling expenses.

General and administrative expenses increased to $2,619,000 or 6.5% of net sales YTD from $2,410,000 or 5.8% of net sales in the prior-year YTD.  The increase is mainly driven by one-time closing costs in South Africa.

Selling expenses decreased to $3,491,000 YTD from $3,545,000 in the prior-year YTD primarily due to decreased commission expense due to change in selling channel, lower advertising expense and fewer selling personnel.  Selling expenses as a percentage of net sales increased to 8.7% YTD from 8.5% in the prior-year YTD.

Industrial Process Cooling Equipment Business

Current quarter vs. prior-year quarter

Net sales of $7,316,000 in the current quarter increased 31.5% from $5,563,000 in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross margin increased in the current quarter to 28.9% of net sales from 26.1% of net sales in the prior-year quarter, primarily due to product mix, lower warranty costs and higher sales volume to spread fixed overhead expenses.

General and administrative expenses decreased in the current quarter to $802,000 or 11.0% of net sales from $859,000 or 15.4% of net sales in the prior-year quarter.  The change in spending was the result of cost containment measures and foreign currency exchange gain.

Selling expenses increased to $944,000 in the current quarter from $883,000 in the prior-year quarter.  This was primarily driven by an increase in commission expense due to increased sales.  Selling expense as a percentage of net sales decreased to 12.9% from 15.9% of net sales in the prior-year quarter.

YTD vs. prior-year YTD

YTD net sales of $12,507,000 increased 17.8% from $10,616,000 in the prior-year due to improving business conditions in the plastic and industrial market sectors.

Gross margin increased to 27.2% of net sales from 23.6% of net sales in the prior-year YTD primarily due to product mix, lower warranty costs and higher sales volume to spread fixed overhead expenses.

General and administrative expenses decreased YTD to $1,535,000 or 12.3% of net sales from $1,708,000 or 16.1% of net sales in the prior-year YTD.  The change in spending was a result of lower compensation and related expenses due to workforce reductions and foreign currency exchange gain.

Selling expenses increased to $1,685,000 YTD from $1,579,000 in the prior-year YTD.  This was primarily driven by an increase in commission expense due to increased sales.  Selling expense as a percentage of net sales decreased to 13.5% YTD from 14.9% of net sales in the prior-year YTD due to the containment of selling costs other than commissions.

General Corporate and Other

Current quarter vs. prior-year quarter

Net sales of $366,000 in the current quarter decreased from $4,552,000 in the prior-year quarter due to decreased HVAC activity.  New construction activity has been adversely affected by the current economy.  In 2010, the Company has obtained a new HVAC order for approximately $8 million.  Fieldwork on this new project will begin in the third quarter of 2010 and continue into 2011.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments.  General and administrative expenses decreased to $2,437,000 or 3.9% of consolidated net sales in the current quarter from $2,637,000 or 4.3% of consolidated net sales in the prior-year quarter.  This change was mainly due to decreased deferred compensation expense and profit-based management incentive expense, partially offset by increased professional expense.

Interest expense decreased to $523,000 in the current quarter from $535,000 in the prior-year quarter, primarily due to lower borrowings and interest rates partially offset by $34,000 recorded in expense related to the interest rate swap.  Interest income increased to $119,000 from $5,000 due to interest earned overseas in the piping systems business.

YTD vs. prior-year YTD

YTD net sales of $695,000 decreased from $11,146,000 in the prior-year YTD due to decreased HVAC activity.  During the first half of last year, many larger project related activity occurred in the HVAC business as the Company worked off existing backlog.  New construction activity has been adversely affected by the current economy.  In 2010, the Company has obtained a new HVAC order for approximately $8 million.  Fieldwork on this new project will begin in the third quarter of 2010 and continue into 2011.  The goal for 2010 is to rebuild the backlog to drive activity in 2011 and 2012.

General and administrative expenses decreased to $5,155,000 YTD from $5,819,000 in the prior-year YTD.  The decrease was due mainly to decreased profit-based management incentive expense partially offset by additional stock compensation expense.  General and administrative expenses as a percentage of consolidated net sales were level in the current quarter from the prior-year quarter.

YTD interest expense decreased to $918,000 from $1,224,000 in the prior-year YTD primarily due to lower borrowings and interest rates partially offset by $34,000 recorded in expense related to the interest rate swap.  Interest income increased to $229,000 from $6,000 due to interest earned overseas in the piping systems business.

Income Taxes

The ETR in the periods presented was the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  Income earned in the U.A.E. is not subject to any local country income tax.  Taxes are based on an estimated ETR that is calculated each quarter.  The ETR was (29.4%) for the six months ended July 31, 2010.  The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected income tax free earnings in the U.A.E. versus total projected earnings.  The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the large proportion of income earned in the U.A.E.  For additional information, see Note 3 Income Taxes in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2010 were $13,102,000 compared to $8,067,000 at January 31, 2010.  The Company’s working capital was $61,026,000 at July 31, 2010 compared to $53,023,000 at January 31, 2010.  The Company used $369,000 from operating activities during the first six months of 2010.

Net cash used in investing activities for the six months ended July 31, 2010 included $1,934,000 for capital expenditures, primarily for machinery and equipment in the piping systems business.

Debt totaled $43,517,000 at July 31, 2010, a net increase of $6,327,000 compared to the beginning of the current fiscal year.  Net cash provided by financing activities was $7,066,000.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement").  Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit.  The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows.  At July 31, 2010, the Company was in compliance with covenants under the Loan Agreement.  Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period.  At July 31, 2010, the prime rate was 3.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.50 percentage points, respectively.  Monthly interest payments were made during the six months ended July 31, 2010 and 2009.  As of July 31, 2010, the Company had borrowed $19,679,100 and had $9,176,700 available to it under the revolving line of credit.  In addition, $125,200 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases.  The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement.  At July 31, 2010, the amount of such restricted cash was $712,000.  Cash required for operations is provided by draw-downs on the line of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reclassifications.  Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Revenue recognition.  The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) the seller’s price to the buyer is fixed or determinable, and (iii) collectability is reasonably assured.  All subsidiaries of the Company recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers, except as noted below.

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

Inventory.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method for substantially all inventories.

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

Equity-based compensation.  Stock compensation expense for employee equity awards are recognized ratably over the requisite service period of the award.  The Black-Scholes option-pricing model is utilized to estimate the fair value of awards.  Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate – an estimate based on the yield of zero–coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility – an estimate based on the historical volatility of the Company’s Common Stock; and (3) expected life of the option – an estimate based on historical experience including the effect of employee terminations.

Fair value of financial instruments.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are based upon reasonable estimates of their fair value due to their short-term nature.  The carrying amount of the Company’s short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

The Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates under the revolving credit agreement.  Any differences paid or received on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation.

New accounting pronouncements. See Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements,” Note 10 – “Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

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

At July 31, 2010, one interest rate swap agreement was in effect with a notional value of $9,000,000 maturing in 2013.  The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin.  The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the six months ended July 31, 2010.  The fair value of the derivative financial instrument was ($308,000), and recorded in other assets and accumulated other comprehensive income associated with the cash flow hedge.

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

Item 4.              Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.              Exhibits
10(i)*    Tenth Amendment to Amended and Restated Loan and Security Agreement

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
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	September 9, 2010	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2010	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)