Form 10-Q
period 2010-10-31
MFRI INC
filed 2010-12-10
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

On December 7, 2010, there were 6,845,896 of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended October 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales	$58,837	$52,586	$170,574	$181,271
Cost of sales	45,282	40,096	132,524	135,425
Gross profit	13,555	12,490	38,050	45,846

Operating expenses
General and administrative expenses	7,037	7,514	22,101	24,789
Selling expenses	3,500	3,165	10,268	9,592
Total operating expenses	10,537	10,679	32,369	34,381

Income from operations	3,018	1,811	5,681	11,465

Income (loss) from joint ventures	695	40	574	(66)

Interest expense, net	371	371	1,060	1,589
Income before income taxes	3,342	1,480	5,195	9,810

Income tax (benefit) expense	(223)	785	(768)	(642)

Net income	$3,565	$695	$5,963	$10,452

Weighted average number of common shares outstanding
Basic	6,842	6,826	6,839	6,820
Diluted	6,842	6,856	6,865	6,852
Earnings per share
Basic	$0.52	$0.10	$0.87	$1.53
Diluted	0.52	0.10	0.87	1.53
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2010	January 31, 2010
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$16,498	$8,067
Restricted cash	351	641
Trade accounts receivable, less allowance for doubtful accounts of $231 at October 31, 2010 and $379 at January 31, 2010	40,643	36,157
Inventories, net	37,539	35,349
Prepaid expenses and other current assets	3,797	3,781
Deferred tax assets - current	2,928	2,769
Costs and estimated earnings in excess of billings on uncompleted contracts	2,255	3,127
Income tax receivable	119	1,414
Total current assets	104,130	91,305

Property, plant and equipment, net of accumulated depreciation	43,808	45,812

Other assets
Deferred tax assets - long-term	6,526	4,187
Note receivable from joint venture	4,245	4,003
Cash surrender value of deferred compensation plan	2,795	2,491
Investments in joint ventures	2,671	2,097
Patents, net of accumulated amortization	225	238
Other assets	548	414
Total other assets	17,010	13,430
Total assets	$164,948	$150,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$17,826	$13,024
Commissions and management incentives payable	8,089	9,895
Current maturities of long-term debt	4,979	3,118
Accrued compensation and payroll taxes	4,689	3,812
Other accrued liabilities	3,372	4,116
Customers' deposits	1,954	3,521
Billings in excess of costs and estimated earnings on uncompleted contracts	831	796
Total current liabilities	41,740	38,282

Long-term liabilities
Long-term debt, less current maturities	36,290	34,072
Deferred compensation liabilities	5,066	3,892
Other long-term liabilities	2,271	1,739
Total long-term liabilities	43,627	39,703

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,846 issued and outstanding at October 31, 2010 and 6,836 issued and outstanding at January 31, 2010	68	68
Additional paid-in capital	48,801	48,086
Retained earnings	29,557	23,594
Accumulated other comprehensive income	1,155	814
Total stockholders' equity	79,581	72,562
Total liabilities and stockholders' equity	$164,948	$150,547
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(In thousands)	2010	2009
Operating activities
Net income	$5,963	$10,452
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	4,643	4,837
Deferred tax benefit	(2,491)	(2,565)
Stock-based compensation expense	686	702
(Income) loss from joint ventures	(574)	66
Cash surrender value of deferred compensation plan	(303)	(742)
Provision for uncollectible accounts	(158)	(77)
Loss on sale of fixed assets	36	—
Changes in operating assets and liabilities
Accounts receivable, net	(4,193)	20,518
Accounts payable	2,976	(5,746)
Customers' deposits	(1,566)	(3,247)
Income taxes receivable and payable	1,319	(2,244)
Inventories	(1,202)	9,217
Accrued compensation and payroll taxes	(1,021)	349
Prepaid expenses and other current assets	37	1,523
Other assets and liabilities	266	386
Net cash provided by operating activities	4,418	33,429

Investing activities
Additions to property, plant and equipment	(2,492)	(3,973)
Proceeds from sales of property and equipment	20	—
Investment in joint ventures	—	(1,960)
Net cash used in investing activities	(2,472)	(5,933)

Financing activities
Borrowings	107,759	144,647
Payment of debt	(103,529)	(164,282)
Net borrowings (payment)	4,230	(19,635)
Increase (decrease) in drafts payable	1,762	(3,815)
Payment on capitalized lease obligations	(169)	(126)
Stock options exercised	24	51
Tax benefit of stock options exercised	4	20
Net cash provided by (used in) financing activities	5,851	(23,505)

Effect of exchange rate changes on cash and cash equivalents	634	1,572
Net increase in cash and cash equivalents	8,431	5,563
Cash and cash equivalents - beginning of period	8,067	2,735
Cash and cash equivalents - end of period	$16,498	$8,298
Supplemental cash flow information
Cash paid for
Interest	$1,435	$1,746
Income taxes (refund) paid, net	724	4,021
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2010
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the “Company”) are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated balance sheet as of January 31, 2010 has been derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. One of the reasons for this is Piping Systems' domestic, sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The Company's fiscal year ends on January 31. Years and balances described as 2010 and 2009 are for the nine months ended October 31, 2010 and 2009, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales
Piping Systems	$31,073	$25,704	$89,449	$90,887
Filtration Products	21,159	17,481	61,318	59,221
Industrial Process Cooling Equipment	6,022	5,934	18,529	16,550
Corporate and Other	583	3,467	1,278	14,613
Total	$58,837	$52,586	$170,574	$181,271
Gross profit
Piping Systems	$9,181	$8,506	$25,451	$33,963
Filtration Products	2,912	2,147	7,990	6,007
Industrial Process Cooling Equipment	1,498	1,296	4,899	3,799
Corporate and Other	(36)	541	(290)	2,077
Total	$13,555	$12,490	$38,050	$45,846
Income (loss) from operations
Piping Systems	$5,601	$5,398	$14,524	$22,214
Filtration Products	120	(889)	(913)	(2,984)
Industrial Process Cooling Equipment	(53)	(471)	128	(1,254)
Corporate and Other	(2,650)	(2,227)	(8,058)	(6,511)
Total	$3,018	$1,811	$5,681	$11,465
Income (loss) before income taxes
Piping Systems	$6,296	$5,438	$15,098	$22,148
Filtration Products	120	(889)	(913)	(2,984)
Industrial Process Cooling Equipment	(53)	(471)	128	(1,254)
Corporate and Other	(3,021)	(2,598)	(9,118)	(8,100)
Total	$3,342	$1,480	$5,195	$9,810

3.
Income taxes. Each quarter, the Company estimates the annual effective income tax rate ("ETR") for the full year and applies that rate to the income (loss) before income taxes in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates (“U.A.E.”) is not subject to any local country income tax. Changes in the estimated level of annual pre-tax income, in tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's consolidated ETR was (14.8%) and (6.5%) for the nine months ended October 31, 2010 and 2009, respectively. The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected income tax free earnings in the U.A.E. versus total projected earnings. The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the large proportion of income earned in the U.A.E.

The Company will continue to review periodically the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

4.
Pension plan. The Winchester Filtration facility has a defined benefit plan covering its hourly rated employees. The fair value of the major categories of the pension plan's investments remained at the same levels.

Level 1 market value of plan assets	October 31, 2010	January 31, 2010
Equity securities	$2,625	$2,297
U.S. bond market	1,712	1,531
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	232	214
Real Estate	89	67
Subtotal	4,658	4,109
Level 2 significant other observable inputs
Money market fund	113	141
Total	$4,771	$4,250

	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit costs	2010	2009	2010	2009
Service cost	$30	$30	$89	$88
Interest cost	70	64	210	194
Expected gain on plan assets	(86)	(61)	(257)	(183)
Amortization of prior service cost	33	27	99	81
Recognized actuarial loss	17	26	49	76
Net periodic benefit costs	$64	$86	$190	$256

Employer contributions for the remainder of the fiscal year ending January 31, 2011 are expected to be $135,100. For the nine months ended October 31, 2010, $182,100 in contributions was made.

5.	Equity-based compensation. At October 31, 2010, the Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Stock-based compensation expense	2010	2009
Three months ended	$204	$255
Nine months ended	686	702
The fair value of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model.

	Nine Months Ended	Nine Months Ended
Fair value assumptions	October 31, 2010	October 31, 2009
Expected volatility	51.72% - 66.82%	51.72%-66.82%
Risk-free interest rate	1.88% - 5.16%	1.88%-5.16%
Dividend yield	none	none
Expected life	5 - 7 years	5 - 7 years

Option activity	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 31, 2010	680	$13.20	7.2	$379
Granted	162	6.10
Exercised	(9)	2.53		47
Expired or forfeited	(32)	13.99
Outstanding on October 31, 2010	801	11.85	7.1	$1,258

Exercisable at October 31, 2010	414	13.45	5.6	605
Weighted-average fair value of options granted during first nine months of 2010		3.40

Unvested option activity	Unvested Options Outstanding	Weighted- Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2010	377	$13.87	$13
Granted	162	6.10
Vested	(135)
Expired or forfeited	(17)	12.72
Outstanding on October 31, 2010	387	10.14	653

As of October 31, 2010, there was $1,654,000 of total unrecognized compensation cost related to unvested stock-based compensation options granted under the equity-based compensation plans. The cost is expected to be recognized over a period of 2.5 years.

6.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Basic weighted average number of common shares outstanding	6,842	6,826	6,839	6,820
Dilutive effect of stock options	—	30	26	32
Weighted average number of common shares outstanding assuming full dilution	6,842	6,856	6,865	6,852

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	393	571	544	571

Stock options with an exercise price below the average market price	408	114	258	114

7.	Comprehensive income, net of tax.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net income	$3,565	$695	$5,963	$10,452
Interest rate swap	(257)	—	(565)	—
Foreign currency translation adjustments	934	(19)	907	2,154
Comprehensive income	$4,242	$676	$6,305	$12,606

8.
Investments in joint ventures. In October 2009, the Company invested $5.88 million, which consisted of $1.96 million for a 49% interest and $3.92 million for a loan, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc. This joint venture completed an acquisition of Garneau, Inc's pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market.

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

The Company accounts for the investments in joint ventures using the equity method. The financial results are included in the Company's condensed consolidated financial statements.

9.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Interest expense	$522	$440	$1,440	$1,664
Interest income	(151)	(69)	(380)	(75)
Interest expense, net	$371	$371	$1,060	$1,589

10.	New accounting pronouncements. In July 2010, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, or ASU, 2010-20 “Disclosures about the Credit Quality of Financing

Receivables and Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements. The enhanced disclosures provide information on the nature of credit risk in a company's financing of receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. The new disclosures will become effective for the Company's interim and annual reporting periods ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on its financial disclosures, and it will adopt its provisions when they become effective.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives”. The amendments are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The Company adopted the provisions of ASU 2010-11 as of August 1, 2010 and the provisions did not have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

11.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. At October 31, 2010, the Company was in compliance with all covenants under the Loan Agreement. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2010, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.25 to 2.50 percentage points, respectively. Monthly interest payments were made during the nine months ended October 31, 2010 and 2009. As of October 31, 2010, the Company had borrowed $17,481,000 and had $11,723,000 available to it under the revolving line of credit. In addition, $125,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2010, the amount of such restricted cash was $351,000. Cash required for operations is provided by draw-downs on the line of credit.

12.
Fair value of financial instruments. At October 31, 2010, one interest rate swap agreement was in effect with a notional value of $9,000,000 maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required during the nine months ended October 31, 2010. The fair value of the Company's interest rate swap as of October 31, 2010 was:

Level 2 significant other observable inputs
Other long-term liabilities	$565,000

Accumulated other comprehensive income	$(565,000)

Item 2.    Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations

The statements contained under the caption “MD&A of Financial Condition and Results of Operations” and certain other information contained elsewhere in this report, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “continue,” “remains,” “intend,” “aim,” “should,” “prospects,” “could,” “future,” “potential,” “believes,” “plans,” “likely,” “probable,” and “goal,” or the negative thereof or other variations thereon or comparable terminology, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected. These uncertainties include, but are not limited to, competition, international rapid growth, changes in government policies and laws, worldwide economic conditions, government regulation, economic factors, consumer access to capital funds, backlog, financing, internal control, market demand and pricing, global interest rates, currency exchange rates, labor relations and other risk factors.

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three reportable business segments: piping systems, filtration products, and industrial process cooling equipment. Piping systems' domestic sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters. The Company website address is www.mfri.com.

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

In the third quarter of 2010, there were no changes in the above critical accounting policies.

Substantially all of the Company's businesses directly or indirectly serve markets that were adversely impacted by recent global economic conditions. Although improvement is continued to be expected, the timing of economic recovery in the markets served remains uncertain. A further downturn in one or more of the Company's significant markets could have a material adverse effect on the Company's business, results of operations or financial condition. Because economic and market conditions vary within the Company's business segments, the Company's future performance by business segment will also vary. Should the current credit crisis and general economic recession continue, the Company could continue to experience a period of declining net sales, which could adversely impact the Company's results of operations. The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other Gulf Cooperation Council countries, negatively impacting sales volume at the U.A.E. facility.

Three months ended October 31, 2010 (“current quarter”) vs. Three months ended October 31, 2009 (“prior-year quarter”)

Net sales of $58,837,000 in the current quarter increased 11.9% from $52,586,000 in the prior-year quarter. Sales increased in all reportable segments.

Gross profit of $13,555,000 in the current quarter increased 8.5% from $12,490,000 in the prior-year quarter, and gross margin decreased to 23.0% of net sales in the current quarter from 23.8% of net sales in the prior-year quarter. Gross profit increased in all reportable segments.

General and administrative expenses decreased 6.3% to $7,037,000 in the current quarter from $7,514,000 in the prior-year quarter. The reduction was mainly due to staffing reductions, expense control measures, a foreign exchange gain in the quarter versus a loss in the prior year quarter and lower professional expenses.

Selling expenses increased 10.6% to $3,500,000 in the current quarter from $3,165,000 in the prior-year quarter. Selling expenses increased due to commissions for higher sales.

Net income rose to $3,565,000 in the current quarter compared to net income of $695,000 in the prior-year quarter. The increase in net income was primarily due to the increase in sales and income of $695,000 from joint venture.

Nine Months ended October 31, 2010 (“YTD”) vs. Nine Months ended October 31, 2009 (“prior-year YTD”)

Net sales of $170,574,000 decreased 5.9% from $181,271,000 for the prior-year YTD. HVAC activity decreased in the current year. Year-to-date sales increased in the industrial process cooling and filtration products businesses while slightly decreasing in the piping systems business.

Gross profit of $38,050,000 decreased 17.0% from $45,846,000 in the prior-year YTD, and gross margin decreased to 22.3% of net sales YTD from 25.3% of net sales in the prior-year YTD. Virtually the entire gross profit decline occurred in the piping systems, which decreased to $25,451,000 YTD from $33,963,000 in the prior-year YTD. The decrease in gross profit was attributed primarily to lower volume of the piping systems business in the U.A.E and the absence of sales associated with the India pipeline project. The Company does not expect a project similar in size to the one in India to be replaced in the 2010 backlog; however, work began on a smaller India pipeline project in the second quarter. The filtration products and industrial process cooling businesses each experienced an increase in their gross profit for the period. This increase in gross profit was primarily due to increased volume, margin and benefits from previous expense reduction initiatives.

General and administrative expenses decreased 10.8% to $22,101,000 YTD from $24,789,000 in the prior-year YTD. The reduction was mainly due to lower profit-based management incentive compensation expense, legal expense, reduction of staff in India, no foreign exchange loss in the current year partially offset by an increase in deferred compensation expense.

Selling expenses increased 7.0% to $10,268,000 YTD from $9,592,000 in the prior-year YTD primarily driven by increased commission expense from higher sales in the third quarter.

Net income was $5,963,000 YTD compared to $10,452,000 in the prior-year YTD. This decrease was due to the lower volume of the piping systems business in the U.A.E., and 2009 activities not repeated in 2010 including the

India pipeline project and profits from the HVAC activities.

Piping Systems Business

Piping systems' domestic sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters.

Current quarter vs. prior-year quarter

Net sales increased 20.9% to $31,073,000 in the current quarter from $25,704,000 in the prior-year quarter primarily due to sales associated with the additional pipe-line order received in India.

Gross margin decreased to 29.5% of net sales in the current quarter from 33.1% of net sales in the prior-year quarter, attributed primarily to price competition and tightened manufacturing margins in the U.S. market.

General and administrative expenses increased to $2,745,000 or 8.8% of net sales in the current quarter from $2,431,000 or 9.5% of net sales for the prior-year quarter. The dollar increase was primarily due to no foreign currency exchange gain and increased legal costs.

Selling expenses increased to $836,000 or 2.7% of net sales in the current quarter from $677,000 or 2.6% of net sales for the prior-year quarter. This increase was mainly due to higher domestic sales commissions.

YTD vs. prior-year YTD

Despite significant sales drops in the Middle East and India, net sales of $89,449,000 YTD decreased only 1.6% from $90,887,000 in the prior-year YTD, attributed primarily to a rise in sales in both domestic heating and cooling, and oil and gas products. The insulation of pipe for a crude oil pipeline project in India began full production in the third quarter 2008 and contributed to the increase in sales of $10,138,000 in the first nine months of 2009 when the Company had successfully completed the production on the India pipeline project.

Gross margin decreased to 28.5% of net sales YTD from 37.4% of net sales in the prior-year attributed primarily to the reduced volume in the U.A.E. and the absence of sales associated with the India pipeline project in the current year.

General and administrative expenses decreased to $8,500,000 or 9.5% of net sales YTD from $9,769,000 or 10.7% of net sales for the prior-year YTD. The reduction in general and administrative expenses was primarily due to the lower profit-based management incentive compensation and the absence of foreign currency exchange loss in the period partially offset by increased legal costs.

Selling expenses increased to $2,428,000 or 2.7% of net sales YTD from $1,980,000 or 2.2% of net sales for the prior-year YTD. This increase was mainly due to higher domestic sales commissions.

Filtration Products Business

Current quarter vs. prior-year quarter

Net sales in the current quarter increased 21.0% to $21,159,000 from $17,481,000 in the prior-year quarter due to improving business conditions in filtration products.

Gross margin increased to 13.8% of net sales in the current quarter from 12.3% of net sales in the prior-year quarter, primarily due to cost containment efforts and improved product mix.

In July 2010, the Company announced that the facility in South Africa would close in the third quarter. Expenses related to the closing in the quarter were approximately $45,000. These expenses are included in cost of goods sold, general and administrative and selling expenses.

General and administrative expenses were $940,000 in the current quarter compared to $1,425,000 in the prior-year quarter. Continuing general and administrative expenses declined for the division, but were offset in part by closing costs in South Africa. General and administrative expenses as a percentage of net sales decreased to 4.4% in the current quarter from 8.2% in the prior-year quarter.

Selling expenses increased to $1,853,000 or 8.8% of net sales in the current quarter from $1,611,000 or 9.2% of net sales for the comparable quarter last year primarily as a result of staff additions and increased commissions due to higher sales.

YTD vs. prior-year YTD

YTD net sales increased 3.5% to $61,318,000 from $59,221,000 in the prior-year YTD. Improving business conditions in filtration markets led to increased sales.

Gross margin increased to 13.0% of net sales YTD from 10.1% of net sales in the prior-year YTD primarily due to cost containment efforts and improved product mix.

In July 2010, the Company announced that the facility in South Africa would close in the third quarter. Expenses related to the closing were approximately $520,000. These expenses are included in cost of goods sold, general and administrative and selling expenses.

General and administrative expenses decreased to $3,559,000 or 5.8% of net sales YTD from $3,835,000 or 6.5% of net sales in the prior-year YTD. The decrease is mainly driven by no foreign exchange loss in the current quarter and lower profit-based management incentive compensation partially offset by closing costs related to the facility in South Africa.

Selling expenses increased to 5,344,000 YTD from 5,156,000 in the prior-year YTD primarily as a result of staff additions partially offset by lower commission expense. Selling expenses as a percentage of net sales remained level at 8.7%.

Industrial Process Cooling Equipment Business

Current quarter vs. prior-year quarter

Net sales of $6,022,000 in the current quarter increased 1.5% from $5,934,000 in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross margin increased in the current quarter to 24.9% of net sales from 21.8% of net sales in the prior-year quarter, primarily due to product mix, lower warranty costs and higher sales volume to spread fixed overhead expenses.

General and administrative expenses decreased in the current quarter to $740,000 or 12.3% of net sales from $887,000 or 14.9% of net sales in the prior-year quarter. The change in spending was the result of cost containment measures.

Selling expenses decreased to $811,000 or 13.5% of net sales in the current quarter from $877,000 or 14.8% of net sales in the prior-year quarter. This was primarily driven by a decrease in commission expense due to selling channel mix and staff reduction.

YTD vs. prior-year YTD

YTD net sales of $18,529,000 increased 12.0% from $16,550,000 in the prior-year due to improving business conditions in the plastic and industrial market sectors.

Gross margin increased to 26.4% of net sales from 23.0% of net sales in the prior-year YTD primarily due to product mix, lower warranty costs and higher sales volume to spread fixed overhead expenses.

General and administrative expenses decreased YTD to $2,275,000 or 12.3% of net sales from $2,595,000 or 15.7% of net sales in the prior-year YTD. The change in spending was a result of lower compensation and related expenses due to workforce reductions partially offset by increased incentive compensation expense.

Selling expenses increased to $2,496,000 YTD from $2,456,000 in the prior-year YTD. This was primarily driven by an increase in commission expense due to increased sales partially offset by staff reduction and lower compensation. Selling expense as a percentage of net sales decreased to 13.5% YTD from 14.8% of net sales in the prior-year YTD due to the containment of selling costs other than commissions.

General Corporate and Other

Current quarter vs. prior-year quarter

Net sales of $583,000 in the current quarter decreased from $3,467,000 in the prior-year quarter due to decreased HVAC activity. New construction activity has been adversely affected by the economic downturn. In 2010, the Company has obtained new HVAC orders for approximately $11.3 million. Fieldwork on these new projects will begin in the fourth quarter of 2010 and will continue into 2011.

General corporate expenses included interest expense and general and administrative expenses that were not allocated to the business segments. General and administrative expenses decreased to $2,612,000 or 4.4% of consolidated net sales in the current quarter from $2,771,000 or 5.3% of consolidated net sales in the prior-year quarter. This change was mainly due to staff reduction, decreased Sarbanes Oxley expense, stock option expense and legal expense, partially offset by increased deferred compensation expense.

Interest expense increased to $522,000 in the current quarter from $440,000 in the prior-year quarter, primarily due to $44,000 recorded in expense related to the interest rate swap. Interest income increased to $151,000 from $69,000 due to interest earned overseas in the piping systems business.

YTD vs. prior-year YTD

YTD net sales of $1,278,000 decreased from $14,613,000 in the prior-year YTD due to decreased HVAC activity. During the first nine months of last year, many larger project-related activity occurred in the HVAC business as the Company worked off existing backlog. New construction activity has been adversely affected by the current economy. In 2010, the Company has obtained new HVAC orders for approximately $11.3 million. Fieldwork on these new projects will begin in the fourth quarter of 2010 and will continue into 2011. The goal for 2010 is to rebuild the backlog to drive activity in 2011 and 2012.

General and administrative expenses decreased to $7,767,000 YTD from $8,590,000 in the prior-year YTD. The decrease was due mainly to lower profit-based management incentive compensation expense, staff reduction, lower professional service expense and Sarbanes Oxley expense partially offset by increased deferred compensation expense. General and administrative expenses as a percentage of consolidated net sales were level in the current quarter from the prior-year quarter.

YTD interest expense decreased to $1,440,000 from $1,664,000 in the prior-year YTD primarily due to lower borrowings and interest rates partially offset by $78,000 recorded in expense related to the interest rate swap. Interest income increased to $380,000 from $75,000 due to interest earned overseas in the piping systems business.

Income Taxes

The ETR in the periods presented was the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Income earned in the U.A.E. is not subject to any local country income tax. Taxes are based on an estimated ETR that is calculated each quarter. The ETR were (6.7%) and (14.8%) for the three and nine months ending October 31, 2010. The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected income tax free earnings in the U.A.E. versus total projected earnings. The year-to-date ETR was less than the statutory U.S. federal income tax rate, mainly due to the large proportion of income earned in the U.A.E. For additional information, see Note 3 Income Taxes in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2010 were $16,498,000 compared to $8,067,000 at January 31, 2010. The Company's working capital was $62,390,000 at October 31, 2010 compared to $53,023,000 at January 31, 2010. Net cash provided by operating activities during the first nine months of 2010 was $4,418,000 compared to $33,429,000 during the first nine months of 2009. In 2009, inventories decreased by $9,217,000 mainly in the filtration products business, and trade receivables decreased by $20,518,000 mainly in the piping systems business.

Net cash used in investing activities for the nine months ended October 31, 2010 included $2,492,000 for capital expenditures, primarily for machinery and equipment in the piping systems business.

Debt totaled $41,269,000 at October 31, 2010, a net increase of $4,079,000 compared to the beginning of the current fiscal year. Net cash provided by financing activities was $5,851,000.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38,000,000, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of certain levels of profitability and cash flows. At October 31, 2010, the Company was in compliance with all covenants under the Loan Agreement. Interest rates generally are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2010, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.25 to 2.50 percentage points, respectively. Monthly interest payments were made during the nine months ended October 31, 2010 and 2009. As of October 31, 2010, the Company had borrowed $17,481,000 and had $11,723,000 available to it under the revolving line of credit. In addition, $125,000 of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all payments by the Company's customers are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2010, the amount of such restricted cash was $351,000. Cash required for operations is provided by draw-downs on the line of credit.

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

Equity-based compensation. Stock compensation expense for employee equity awards is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of the Company's Common Stock; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

Fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are based upon reasonable estimates of their fair value due to their short-term nature. The carrying value of the cash surrender value of life insurance policies approximated fair value and was based on the market value of the underlying investments, which may increase or decrease due to fluctuations in the overall financial markets. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

The Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates under the revolving credit agreement. Any differences paid or received on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation.

New accounting pronouncements. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements,” Note 10 - “Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

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

At October 31, 2010, one interest rate swap agreement was in effect with a notional value of $9,000,000 maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. For additional information, see Note 12 Fair Value of Financial Intruments in the Notes to Condensed Consolidated Financial Statements.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $56,000.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys, which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the issuer's management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended October 31, 2010 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits

10(i)    Eleventh Amendment to Amended and Restated Loan and Security Agreement

31    Rule 13a - 14(a)/15d - 14(a) Certifications

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

MFRI, INC.

Date:	December 10, 2010	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 10, 2010	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)