Form 10-Q
period 2011-04-30
MFRI INC
filed 2011-06-13
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 30, 2011, there were 6,857,146 of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended April 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended April 30,
	2011	2010
Net sales	$53,401	$49,850
Cost of sales	45,159	39,098
Gross profit	8,242	10,752

Operating expenses
General and administrative expenses	6,392	7,535
Selling expenses	3,494	3,379
Total operating expenses	9,886	10,914

Loss from operations	(1,644)	(162)

Loss from joint ventures	183	97

Interest expense, net	287	285
Loss before income taxes	(2,114)	(544)

Income tax benefit	(622)	(60)

Net loss	($1,492)	($484)

Weighted average number of common shares outstanding
Basic and diluted	6,855	6,837

Earnings per share
Basic and diluted	($0.22)	($0.07)

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 30, 2011	January 31, 2011
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$14,829	$16,718
Restricted cash	171	984
Trade accounts receivable, less allowance for doubtful accounts of $316 at April 30, 2011 and $346 at January 31, 2011	40,157	36,634
Inventories, net	39,564	35,509
Prepaid expenses and other current assets	6,254	4,575
Deferred tax assets - current	2,490	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	2,206	2,055
Income tax receivable	—	204
Total current assets	105,671	99,068

Property, plant and equipment, net of accumulated depreciation	43,871	43,655

Other assets
Deferred tax assets - long-term	9,484	8,470
Note receivable from joint venture	4,575	4,270
Investments in joint ventures	2,896	3,078
Cash surrender value of deferred compensation plan	2,887	2,869
Patents, net of accumulated amortization	264	260
Other assets	2,243	1,605
Total other assets	22,349	20,552
Total assets	$171,891	$163,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,759	$19,296
Accrued compensation and payroll taxes	5,040	4,332
Commissions and management incentives payable	4,068	6,867
Billings in excess of costs and estimated earnings on uncompleted contracts	3,842	1,597
Other accrued liabilities	3,372	3,166
Current maturities of long-term debt	2,793	3,082
Customers' deposits	1,778	1,913
Income tax payable	162	—
Total current liabilities	41,814	40,253

Long-term liabilities
Long-term debt, less current maturities	43,581	36,192
Deferred compensation liabilities	5,256	5,138
Other long-term liabilities	3,047	3,271
Total long-term liabilities	51,884	44,601

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,857 issued and outstanding at April 30, 2011 and 6,851 issued and outstanding at January 31, 2011	69	69
Additional paid-in capital	49,318	49,055
Retained earnings	26,612	28,104
Accumulated other comprehensive income	2,194	1,193
Total stockholders' equity	78,193	78,421
Total liabilities and stockholders' equity	$171,891	$163,275
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(In thousands)	2011	2010
Operating activities
Net loss	($1,492)	($484)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	1,433	1,549
Deferred tax benefit	(1,046)	(1,268)
Stock-based compensation expense	228	257
Loss from joint ventures	183	97
Loss on disposals of fixed assets	99	—
Cash surrender value of deferred compensation plan	(18)	(234)
Changes in operating assets and liabilities
Accounts receivable, net	(3,082)	(439)
Accounts payable	2,217	4,953
Accrued compensation and payroll taxes	(2,185)	(3,870)
Inventories	(1,591)	(2,148)
Prepaid expenses and other current assets	(1,106)	(1,435)
Other assets and liabilities	(424)	175
Income taxes receivable and payable	360	1,129
Customers' deposits	(136)	113
Net cash used in operating activities	(6,560)	(1,605)

Investing activities
Additions to property, plant and equipment	(1,299)	(1,216)
Net cash used in investing activities	(1,299)	(1,216)

Financing activities
Borrowings	48,955	20,969
Payment of debt	(42,319)	(18,853)
Net borrowings	6,636	2,116
(Decrease) increase in drafts payable	(944)	2,510
Stock options exercised	29	6
Payment on capitalized lease obligations	(22)	(54)
Tax benefit of stock options exercised	5	4
Net cash provided by financing activities	5,704	4,582

Effect of exchange rate changes on cash and cash equivalents	266	331
Net (decrease) increase in cash and cash equivalents	(1,889)	2,092
Cash and cash equivalents - beginning of period	16,718	8,067
Cash and cash equivalents - end of period	$14,829	$10,159
Supplemental cash flow information
Cash paid for
Interest	$496	$413
Income taxes paid, net	93	58
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2011
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2011 has been derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. One of the reasons for this is piping systems' domestic sales and earnings are seasonal, typically lower during the first and fourth quarters due to unfavorable weather for construction over much of North America, and are correspondingly higher during the second and third quarters. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The Company's fiscal year ends on January 31. Years and balances described as 2011 and 2010 are for the three months ended April 30, 2011 and 2010, respectively.

2.
Business segment reporting. The Company has three reportable segments. The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The filtration products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The industrial process cooling business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems, but which is not sufficiently large to constitute a reportable segment.

	Three Months Ended April 30,
	2011	2010
Net sales
Piping Systems	$19,027	$25,216
Filtration Products	24,843	19,114
Industrial Process Cooling	7,155	5,191
Corporate and Other	2,376	329
Total	$53,401	$49,850
Gross profit
Piping Systems	$2,813	$7,002
Filtration Products	3,312	2,637
Industrial Process Cooling	1,945	1,289
Corporate and Other	172	(176)
Total	$8,242	$10,752
Income (loss) from operations
Piping Systems	($223)	$3,436
Filtration Products	510	(519)
Industrial Process Cooling	204	(184)
Corporate and Other	(2,135)	(2,895)
Total	($1,644)	($162)
Income (loss) before income taxes
Piping Systems	($406)	$3,339
Filtration Products	510	(519)
Industrial Process Cooling	204	(184)
Corporate and Other	(2,422)	(3,180)
Total	($2,114)	($544)

3.
Income taxes. Each quarter, the Company estimates the annual effective income tax rate ("ETR") for the full year and applies that rate to the income (loss) before income taxes in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates ("U.A.E.") is not subject to any local country income tax. Changes in the estimated level of annual pre-tax income, in tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's consolidated ETR was 29.4% and 11.1% for the three months ended April 30, 2011 and 2010, respectively. The computation of the projected annual tax rate has been significantly impacted by the change in the mix of the projected income tax free earnings in the U.A.E. versus total projected earnings. The 2011 year-to-date ETR was close to the statutory U.S. federal income tax rate, mainly due to a small proportion of income projected to be earned in the U.A.E. this year.

The Company continues to review periodically the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

4.
Pension plan. The Winchester Filtration hourly rated employees are covered by a defined benefit plan. The fair value of the major categories of the pension plan's investments remained at the same levels.

Level 1 market value of plan assets	April 30, 2011	January 31, 2011
Equity securities	$2,986	$2,830
U.S. bond market	1,951	1,837
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	242	229
Real estate	107	97
Subtotal	5,286	4,993
Level 2 significant other observable inputs
Money market fund	27	96
Total	$5,313	$5,089

	Three Months Ended April 30,
Components of net periodic benefit costs	2011	2010
Service cost	$31	$30
Interest cost	74	70
Expected gain on plan assets	(101)	(86)
Amortization of prior service cost	32	33
Recognized actuarial loss	9	16
Net periodic benefit costs	$45	$63

Employer contributions for the remainder of the fiscal year ending January 31, 2012 are expected to be $346 thousand. For the three months ended April 30, 2011, contributions of $20 thousand were made.

5.	Equity-based compensation. The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Stock-based compensation expense	2011	2010
Three months ended	$228	$257

The fair value of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model.

	Three Months Ended	Three Months Ended
Fair value assumptions	April 30, 2011	April 30, 2010
Expected volatility	51.72% - 65.54%	51.72%-66.82%
Risk-free interest rate	1.88% - 5.13%	1.88%-5.16%
Dividend yield	none	none
Expected life	5 - 7 years	5 - 7 years

Option activity	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 31, 2011	777	$11.88	6.9	$2,241
Granted	—	—
Exercised	(6)	5.15		45
Expired or forfeited	(3)	21.83
Outstanding on April 30, 2011	768	11.88	6.6	1,890

Exercisable at April 30, 2011	407	13.53	5.2	851
Weighted-average fair value of options granted during first three months of 2011		—

Unvested option activity	Unvested Options Outstanding	Weighted- Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2011	369	$9.98	$1,241
Granted	—	—
Vested	(8)
Expired or forfeited	(1)	10.93
Outstanding on April 30, 2011	360	10.01	1,039

As of April 30, 2011, there was $1.1 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a period of 2.2 years.

6.	Earnings per share.

	Three Months Ended April 30,
	2011	2010
Basic weighted average number of common shares outstanding	6,855	6,837
Dilutive effect of stock options	—	—
Weighted average number of common shares outstanding assuming full dilution	6,855	6,837

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	257	566

Stock options with an exercise price below the average market price	511	107

7.	Comprehensive income, net of tax.

	Three Months Ended April 30,
	2011	2010
Net loss	($1,492)	($484)
Interest rate swap	154	—
Foreign currency translation adjustments	848	374
Comprehensive loss	($490)	($110)

8.	Interest expense, net.

	Three Months Ended April 30,
	2011	2010
Interest expense	$520	$395
Interest income	(233)	(110)
Interest expense, net	$287	$285

9.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of levels of profitability and cash flows. At April 30, 2011, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2011, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the three months ended April 30, 2011 and 2010. As of April 30, 2011, the Company had borrowed $25.5 million and had $4.3 million available to it under the revolving line of credit. In addition, $125 thousand of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2011, the amount of such restricted cash was $171 thousand. Cash required for operations is provided by draw-downs on the line of credit.

10.Fair value of financial instruments. At April 30, 2011, one interest rate swap agreement was in effect with a notional value of $9.0 million maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin.

Level 2 significant other observable inputs
Other long-term liabilities	$181

Accumulated other comprehensive income	(181)

11.
Subsequent event. The Company has evaluated all events subsequent to the balance sheet date of April 30, 2011 through June 13, 2011, which is the date these condensed financial statements were issued, and has determined that except as set forth below, there are no subsequent events that require disclosure under Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM Topic 855, Subsequent Events.

On May 1, 2011 the Company was not in compliance with an excess availability covenant (the "Covenant") under the Loan Agreement. Prior to filing these statements, the Covenant has been amended to levels which the Company has complied without interruption and which the Company believes continues to be attainable.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained under the caption MD&A and other information contained elsewhere in this annual report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains,” "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.  These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including but not limited to those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three reportable business segments: piping systems, filtration products, and industrial process cooling. The Company website address is www.mfri.com.

All of the Company's businesses directly or indirectly serve markets that were adversely impacted by current global economic conditions.  Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain.  Because economic and market conditions vary within the Company's business segments, the Company's future performance by business segment will also vary.  Should current economic conditions continue, or a further downturn in one or more of our significant markets, the Company could continue to experience a period of declining net sales, which could adversely impact the Company's results of operations.

This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.

Critical Accounting Policies and Estimates

This MD&A discusses the interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgments and estimates related to the following critical accounting policies could materially affect the consolidated financial statements:

•	Revenue recognition

•	Percentage of completion revenue recognition

•	Inventory

•	Income taxes

•	Equity-based compensation

•	Fair value of financial instruments

In the first quarter of 2011, there were no changes in the above critical accounting policies.

Three months ended April 30, 2011 ("current quarter") vs. Three months ended April 30, 2010 ("prior-year quarter")

Net sales of $53.4 million in the current quarter increased 7% from $49.9 million in the prior-year quarter. Sales increased in all segments except the piping systems business.

Gross profit of $8.2 million in the current quarter decreased 23% from $10.7 million in the prior-year quarter, and gross margin decreased to 15.4% of net sales in the current quarter from 21.6% of net sales in the prior-year quarter. Gross profit increased in filtration products and industrial process cooling businesses and decreased in the piping systems business. The decrease in gross profit was attributed to lower volume from the piping systems business in the U.A.E.

General and administrative expenses decreased 15% to $6.4 million in the current quarter from $7.5 million in the prior-year quarter. The reduction was mainly due to lower management incentive compensation and professional costs.

Selling expenses increased 3% to $3.5 million in the current quarter from $3.4 million in the prior-year quarter. Selling expenses increased due to commissions for higher sales.

Net loss rose to $1.5 million in the current quarter from a net loss of $0.5 million in the prior-year quarter. The increased loss was due to decreased sales in the U.A.E. and loss of $183 thousand from the Company's joint venture for pipe coating in Canada.

Piping Systems Business

The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other Gulf Cooperation Council countries, negatively impacting sales volume at the U.A.E. facility. Piping systems' domestic sales and earnings are seasonal, typically lower during the first and fourth quarters due to unfavorable weather for construction over much of North America, and are correspondingly higher during the second and third quarters.

Construction of our manufacturing facility in Dammam, Saudi Arabia is on schedule. The manufacturing facility in India completed its move to Gandhidham, incorporating additions of both an extrutherm and retrotherm line, to accommodate potential oil and gas business.

Current quarter vs. prior-year quarter

Net sales decreased 25% to $19.0 million in the current quarter from $25.2 million in the prior-year quarter primarily due to lower sales manufactured at the U.A.E. facility.

Gross margin decreased to 14.8% of net sales in the current quarter from 27.8% of net sales in the prior-year quarter, attributed to lower sales at the U.A.E. facility without corresponding cost reductions. Consequently, management is implementing cost reductions to offset lower sales levels.

General and administrative expenses decreased to $2.2 million in the current quarter from $2.8 million for the prior-year quarter. The decrease was primarily due to lower management incentive compensation and legal costs.

Selling expenses increased to $875 thousand or 4.6% of net sales in the current quarter from $808 thousand or 3.2% of net sales for the prior-year quarter. This increase was mainly due to higher domestic sales commissions and increased advertising costs at the U.A.E. location.

Filtration Products Business

Current quarter vs. prior-year quarter

Net sales in the current quarter increased 30% to $24.8 million from $19.1 million in the prior-year quarter due to improving business conditions in filtration products.

Gross margin decreased to 13.3% of net sales in the current quarter from 13.8% of net sales in the prior-year quarter, due to product mix and increased material costs.

General and administrative expenses decreased to $1.1 million in the current quarter from $1.3 million in the prior-year quarter. The decrease was primarily due to lower professional costs, gain on foreign currency exchange and no expenses in 2011 related to the closed South Africa facility. General and administrative expenses as a percentage of net sales decreased to 4% in the current quarter from 7% in the prior-year quarter.

Selling expenses decreased to $1.7 million in the current quarter from $1.8 million for the comparable quarter last year primarily as a result of lower professional and advertising costs and no expenses in 2011 related to the closed South Africa facility.

Industrial Process Cooling Business

Current quarter vs. prior-year quarter

Net sales of $7.2 million in the current quarter increased 38% from $5.2 million in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross margin increased in the current quarter to 27.2% of net sales from 24.8% of net sales in the prior-year quarter, primarily due to product mix and higher sales volume to spread fixed overhead expenses.

General and administrative expenses increased in the current quarter to $814 thousand from $733 thousand in the prior-year quarter. The increase was primarily due to an increase in legal expenses. General and administrative expenses as a percentage of net sales decreased to 11.4% in the current quarter from 14.1% in the prior-year quarter due to the effect of higher sales.

Selling expenses increased to $927 thousand in the current quarter from $741 thousand in the prior-year quarter. This was primarily driven by an increase in commission expense due to higher sales. Selling expenses as a percentage of net sales decreased to 13.0% in the current quarter from 14.3% in the prior-year quarter due to the effect of higher sales.

Corporate and Other

Current quarter vs. prior-year quarter

Net sales of $2.4 million in the current quarter increased from $0.3 million in the prior-year quarter due to increased construction activity.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the business segments. General and administrative expenses decreased to $2.3 million or 4% of consolidated net sales in the current quarter from $2.7 million or 5% of consolidated net sales in the prior-year quarter. This change was mainly due to lower professional, stock compensation and insurance expenses.

Interest expense increased to $520 thousand in the current quarter from $395 thousand in the prior-year quarter, primarily due to higher borrowings and interest rates. Interest income increased to $233 thousand from $110 thousand due to interest earned overseas by the piping systems business.

INCOME TAXES

The ETR in the periods presented was the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Income earned in the U.A.E. is not subject to any local country income tax. Taxes are based on an estimated ETR that is calculated each quarter. The ETR was 29.4% for the three months ended April 30, 2011. The computation of the projected annual tax rate can be significantly impacted by the change in the mix of the projected tax free earnings in the U.A.E. versus total projected earnings. The year-to-date ETR was slightly less than the statutory U.S. federal income tax rate. In 2011, a large proportion of income is not projected to be earned in the U.A.E. For additional information, see Note 3 Income Taxes in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2011 were $14.8 million compared to $16.7 million at January 31, 2011. The Company's working capital was $63.9 million at April 30, 2011 compared to $58.8 million at January 31, 2011. Net cash used by operating activities during the first three months of 2011 was $6.6 million compared to $1.6 million during the first three months of 2010. In 2011, trade receivables decreased by $3.1 million mainly in the piping systems business.

Net cash used in investing activities for the three months ended April 30, 2011 included $1.3 million for capital expenditures, primarily for machinery and equipment in the piping systems business.

Debt totaled $46.4 million at April 30, 2011, a net increase of $7.1 million compared to the beginning of the current fiscal year. Net cash provided by financing activities was $5.7 million.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, do not permit payment of dividends, and require attainment of levels of profitability and cash flows. At April 30, 2011, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2011, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the three months ended April 30, 2011 and 2010. As of April 30, 2011, the Company had borrowed $25.5 million and had $4.3 million available to it under the revolving line of credit. In addition, $125 thousand of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan

Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2011, the amount of such restricted cash was $171 thousand. Cash required for operations is provided by draw-downs on the line of credit.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

At April 30, 2011, one interest rate swap agreement was in effect with a notional value of $9.0 million maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. For additional information, see Note 10 Fair Value of Financial Instruments in the Notes to Condensed Consolidated Financial Statements.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $45,700.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys, which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2011 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended April 30, 2011 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6.     Exhibits
10(i)    Thirteenth Amendment to Amended and Restated Loan and Security Agreement
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

MFRI, INC.

Date:	June 13, 2011	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2011	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)