Form 10-Q
period 2011-07-31
MFRI INC
filed 2011-09-14
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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

On September 12, 2011, there were 6,872,071 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended July 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales	$63,990	$61,887	$117,391	$111,737
Cost of sales	53,206	48,144	98,365	87,242
Gross profit	10,784	13,743	19,026	24,495

Operating expenses
General and administrative expenses	6,615	7,529	13,007	15,064
Selling expenses	4,081	3,389	7,575	6,768
Total operating expenses	10,696	10,918	20,582	21,832

Income (loss) from operations	88	2,825	(1,556)	2,663

Income (loss) from joint ventures	84	(24)	(99)	(121)

Interest expense, net	332	404	619	689
(Loss) income before income taxes	(160)	2,397	(2,274)	1,853

Income tax expense (benefit)	1,677	(485)	1,055	(545)

Net (loss) income	($1,837)	$2,882	($3,329)	$2,398

Weighted average number of common shares outstanding
Basic	6,863	6,839	6,859	6,838
Diluted	6,863	6,860	6,859	6,863

(Loss) earnings per share
Basic and diluted	($0.27)	$0.42	($0.49)	$0.35

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 31, 2011	January 31, 2011
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$9,757	$16,718
Restricted cash	1,496	984
Trade accounts receivable, less allowance for doubtful accounts of $340 at July 31, 2011 and $346 at January 31, 2011	40,414	36,634
Inventories, net	41,061	35,509
Prepaid expenses and other current assets	4,139	4,575
Deferred tax assets - current	2,499	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	2,131	2,055
Income tax receivable	130	204
Total current assets	101,627	99,068

Property, plant and equipment, net of accumulated depreciation	45,287	43,655

Other assets
Deferred tax assets - long-term	8,147	8,470
Note receivable from joint venture	4,400	4,270
Investments in joint ventures	2,980	3,078
Cash surrender value of deferred compensation plan	2,776	2,869
Patents, net of accumulated amortization	265	260
Other assets	2,566	1,605
Total other assets	21,134	20,552
Total assets	$168,048	$163,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$21,956	$19,296
Accrued compensation and payroll taxes	4,433	4,332
Commissions and management incentives payable	4,894	6,867
Current maturities of long-term debt	3,295	3,082
Customers' deposits	3,022	1,913
Billings in excess of costs and estimated earnings on uncompleted contracts	1,903	1,597
Other accrued liabilities	3,049	3,166
Total current liabilities	42,552	40,253

Long-term liabilities
Long-term debt, less current maturities	40,595	36,192
Deferred compensation liabilities	5,672	5,138
Other long-term liabilities	3,156	3,271
Total long-term liabilities	49,423	44,601

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,870 issued and outstanding at July 31, 2011 and 6,851 issued and outstanding at January 31, 2011	69	69
Additional paid-in capital	49,437	49,055
Retained earnings	24,775	28,104
Accumulated other comprehensive income	1,792	1,193
Total stockholders' equity	76,073	78,421
Total liabilities and stockholders' equity	$168,048	$163,275
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(In thousands)	2011	2010
Operating activities
Net (loss) income	($3,329)	$2,398
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Depreciation and amortization	2,866	3,065
Deferred tax expense (benefit)	259	(1,551)
Stock-based compensation expense	297	482
Loss from joint ventures	99	121
Cash surrender value of deferred compensation plan	92	(271)
Loss on disposals of fixed assets	89	48
Changes in operating assets and liabilities
Accounts receivable, net	(3,428)	(5,462)
Inventories	(5,085)	(632)
Accounts payable	3,185	3,018
Accrued compensation and payroll taxes	(1,933)	(1,983)
Customers' deposits	1,108	(427)
Income taxes receivable and payable	66	1,205
Prepaid expenses and other current assets	(163)	(855)
Other assets and liabilities	(618)	475
Net cash used in operating activities	(6,495)	(369)

Investing activities
Additions to property, plant and equipment	(4,235)	(1,934)
Proceeds from sales of property and equipment	13	18
Net cash used in investing activities	(4,222)	(1,916)

Financing activities
Borrowings	97,237	61,861
Payment of debt	(92,780)	(55,084)
Net borrowings	4,457	6,777
(Decrease) increase in drafts payable	(650)	389
Payment on capitalized lease obligations	(151)	(110)
Stock options exercised	81	6
Tax benefit of stock options exercised	5	4
Net cash provided by financing activities	3,742	7,066

Effect of exchange rate changes on cash and cash equivalents	14	254
Net (decrease) increase in cash and cash equivalents	(6,961)	5,035
Cash and cash equivalents - beginning of period	16,718	8,067
Cash and cash equivalents - end of period	$9,757	$13,102
Supplemental cash flow information
Cash paid for
Interest	$572	$946
Income taxes paid, net of refunds	925	(121)
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2011
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2011 has been derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The Company's fiscal year ends on January 31. Years and balances described as 2011 and 2010 are for the six months ended July 31, 2011 and 2010, respectively.

2.
Business segment reporting. The Company has three reportable segments. The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The filtration products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection systems. The industrial process cooling business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems ("HVAC"), but which is not sufficiently large to constitute a reportable segment.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net sales
Piping Systems	$26,339	$33,160	$45,366	$58,376
Filtration Products	25,279	21,045	50,122	40,159
Industrial Process Cooling	8,231	7,316	15,386	12,507
Corporate and Other	4,141	366	6,517	695
Total	$63,990	$61,887	$117,391	$111,737
Gross profit
Piping Systems	$4,631	$9,268	$7,444	$16,270
Filtration Products	3,537	2,441	6,849	5,078
Industrial Process Cooling	2,226	2,112	4,171	3,401
Corporate and Other	390	(78)	562	(254)
Total	$10,784	$13,743	$19,026	$24,495
Income (loss) from operations
Piping Systems	$927	$5,487	$704	$8,923
Filtration Products	516	(514)	1,026	(1,033)
Industrial Process Cooling	293	365	497	181
Corporate and Other	(1,648)	(2,513)	(3,783)	(5,408)
Total	$88	$2,825	($1,556)	$2,663
Income (loss) before income taxes
Piping Systems	$1,011	$5,463	$605	$8,802
Filtration Products	516	(514)	1,026	(1,033)
Industrial Process Cooling	293	365	497	181
Corporate and Other	(1,980)	(2,917)	(4,402)	(6,097)
Total	($160)	$2,397	($2,274)	$1,853

3.
Income taxes. Each quarter, the Company estimates the annual effective income tax rate ("ETR") for the full year and applies that rate to the income (loss) before income taxes in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates ("U.A.E.") is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's consolidated ETR was (46.4)% and (29.4)% for the six months ended July 31, 2011 and 2010, respectively. The July 31, 2011 computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. In July 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with a $3.1 million repatriation of foreign earnings. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements.

A deferred tax asset of $938 thousand has been recognized with an offsetting valuation allowance of $938 thousand for U.S. foreign tax credits attributed to repatriated foreign earnings. Net operating losses must be utilized before a foreign tax credit can be used. Realization of this deferred tax asset is dependent upon generating sufficient foreign sourced U.S. taxable income in the future. Currently management is uncertain such foreign income will be generated. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

Based on current tax laws, the Company's annual effective tax rate for the year ending January 31, 2012 is expected to be significantly above the statutory rate.

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

Level 1 market value of plan assets	July 31, 2011	January 31, 2011
Equity securities	$2,868	$2,830
U.S. bond market	1,972	1,837
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	254	229
Real estate	106	97
Subtotal	5,200	4,993
Level 2 significant other observable inputs
Money market fund	43	96
Total	$5,243	$5,089

	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit costs	2011	2010	2011	2010
Service cost	$32	$29	$63	$59
Interest cost	82	70	156	140
Expected return on plan assets	(102)	(85)	(203)	(171)
Amortization of prior service cost	32	33	64	66
Recognized actuarial loss	22	16	31	32
Net periodic benefit costs	$66	$63	$111	$126

Employer contributions for the remainder of the fiscal year ending January 31, 2012 are expected to be $330 thousand. For the six months ended July 31, 2011, contributions of $92 thousand were made.

5.	Equity-based compensation. The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

Stock-based compensation expense	2011	2010
Three months ended	$69	$225
Six months ended	$297	$482

The fair value of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model.

	Six months ended	Six months ended
Fair value assumptions	July 31, 2011	July 31, 2010
Expected volatility	51.72% - 66.82%	51.72%-66.82%
Risk-free interest rate	1.54% - 5.13%	1.88%-5.16%
Dividend yield	none	none
Expected life	4.9 - 7 years	5 - 7 years

Option activity	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 31, 2011	777	$11.88	6.9	$2,241
Granted	155	7.68
Exercised	(19)	4.48		75
Expired or forfeited	(25)	20.29
Outstanding on July 31, 2011	888	11.07	7.1	1,455

Exercisable at July 31, 2011	504	13.49	5.7	743
Weighted-average fair value of options granted during first six months of 2011		3.84

Unvested option activity	Unvested Options Outstanding	Weighted- Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2011	369	$9.98	$1,241
Granted	155	7.68
Vested	(139)
Expired or forfeited	(1)	9.31
Outstanding on July 31, 2011	384	7.89	712

As of July 31, 2011, there was $1.4 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a period of 2.9 years.

6.	Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Basic weighted average number of common shares outstanding	6,863	6,839	6,859	6,838
Dilutive effect of stock options	—	21	—	25
Weighted average number of common shares outstanding assuming full dilution	6,863	6,860	6,859	6,863

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	311	558	241	558

Stock options with an exercise price below the average market price	577	268	647	268

7.	Comprehensive (loss) income, net of tax.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net (loss) income	($1,837)	$2,882	($3,329)	$2,398
Interest rate swap	(36)	(308)	117	(308)
Foreign currency translation adjustments	(366)	(401)	481	(27)
Comprehensive (loss) income	($2,239)	$2,173	($2,731)	$2,063

8.	Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Interest expense	$551	$523	$1,071	$918
Interest income	(219)	(119)	(452)	(229)
Interest expense, net	$332	$404	$619	$689

9.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At July 31, 2011, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2011, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the six months ended July 31, 2011 and 2010. As of July 31, 2011, the Company had borrowed $23.3 million and had $7.8 million available to it under the revolving line of credit. In addition, $125 thousand of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2011, the amount of such restricted cash was $1.5 million. Cash required for operations is provided by draw-downs on the line of credit.

10.Fair value of financial instruments. The Company entered into a interest rate swap agreement in May 2010. At July 31, 2011, the interest rate swap agreement was in effect with a notional value of $9.0 million maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin.

Level 2 significant other observable inputs
Other long-term liabilities	$217

Accumulated other comprehensive income	(217)

11.
Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“Update 2011-05”). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders' equity. The guidance does not change the components that are recognized in net income or other comprehensive income. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively. The Company is evaluating its presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained under the caption MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby.  These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment.  Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including but not limited to those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three reportable segments: piping systems, filtration products and industrial process cooling. The Company website address is www.mfri.com.

All of the Company's businesses directly or indirectly serve markets that were adversely impacted by current global economic conditions.  Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain.  Because economic and market conditions vary within the Company's segments, the Company's future performance by segment will also vary.  Should current economic conditions continue, or a further downturn in one or more of our significant markets, the Company could continue to experience a period of declining net sales, which could adversely impact the Company's results of operations.

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

In the second quarter of 2011, there were no changes in the above critical accounting policies.

Three months ended July 31, 2011 ("current quarter") vs. Three months ended July 31, 2010 ("prior-year quarter")

Net sales of $64 million in the current quarter increased 3% from $62 million in the prior-year quarter. Sales increased in filtration products, industrial process cooling and HVAC. Piping systems' sales declined due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility.

Gross profit of $10.8 million in the current quarter decreased 21% from $13.7 million in the prior-year quarter and gross margin decreased to 17% of net sales in the current quarter from 22% of net sales in the prior-year quarter. Gross profit increased significantly in filtration products due to higher sales. Piping systems gross profit decreased considerably due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In addition, a temporary overstaffing condition resulted from the need to maintain experienced staff that will be transferred to the new plant in Saudi Arabia to support its rapid start-up later this year. In the quarter, piping systems also incurred a one-time warranty claim of approximately $0.5 million in respect to a current job.

General and administrative expenses decreased 12% to $6.6 million in the current quarter from $7.5 million in the prior-year quarter. The reduction was mainly due to lower management incentive and stock compensation expenses.

Selling expenses increased 21% to $4.1 million in the current quarter from $3.4 million in the prior-year quarter. This increase was due to a change in piping systems' domestic sales commission program which resulted in higher sales commission expense in the quarter.

In the second quarter of 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward.

A deferred tax asset of $938 thousand has been recognized with an offsetting valuation allowance of $938 thousand established for U.S. foreign tax credits attributed to repatriated foreign earnings. Realization of this deferred tax asset is dependent upon generating sufficient foreign sourced U.S. taxable income in the future. Currently management is uncertain such foreign income will be generated. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022. For additional information, see Note 3 Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net loss was $1.8 million in the current quarter versus net income of $2.9 million in the prior-year quarter. The loss was driven by lower sales in the U.A.E. and one-time $1.8 million discrete tax expense.

Six Months Ended July 31, 2011 (“YTD”) vs. Six Months Ended July 31, 2010 (“prior-year YTD”)

YTD net sales of $117.4 million increased 5% from $111.7 million for the prior-year YTD. Sales increased in filtration products, industrial process cooling and HVAC. Piping systems' sales declined due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility.

Gross profit of $19.0 million decreased 22% from $24.5 million in the prior-year YTD and gross margin decreased to 16% of net sales YTD from 22% of net sales in the prior-year YTD. Gross profit increased significantly in filtration products and industrial process cooling due to higher sales. Piping systems gross profit decreased considerably due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In addition, a temporary overstaffing condition resulted from the need to maintain experienced staff that will be transferred to the new plant in Saudi Arabia to support its rapid start-up later this year. In the quarter, piping systems also incurred a one-time warranty claim of approximately $0.5 million in respect to a current job.

General and administrative expenses decreased 14% to $13.0 million YTD from $15.1 million in the prior-year YTD. The reduction was mainly due to lower profit based management incentive expense and one-time closing costs related to the facility in South Africa recorded in 2010.

Selling expenses increased 12% to $7.6 million YTD from $6.8 million in the prior-year YTD. A change in piping systems' domestic sales commission program resulted in increased sales commission expense in the quarter, and additional sales in the industrial process cooling led to higher commission expense.

The Company's consolidated ETR was (46.4)% and (29.4)% for the six months ended July 31, 2011 and 2010, respectively. The July 31, 2011 computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. In the second quarter of 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the United States.

Net loss was $3.3 million YTD compared to net income of $2.4 million in the prior-year YTD. The loss was driven by lower sales in the U.A.E. and the one-time $1.8 million discrete tax expense.

Piping Systems

The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other Gulf Cooperation Council countries, negatively impacting sales volume at the U.A.E. facility.

Construction of the manufacturing facility in Dammam, Saudi Arabia is on schedule; however, the staffing has been delayed due to administrative procedures. The manufacturing facility in India completed its move to Gandhidham, incorporating an additional line to accommodate potential oil and gas business.

Current quarter vs. prior-year quarter

Net sales declined 21% to $26.3 million in the current quarter from $33.2 million in the prior-year quarter due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility.

Gross margin decreased to 18% of net sales in the current quarter from 28% of net sales in the prior-year quarter, due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In addition, a temporary overstaffing condition resulted from the need to maintain experienced staff that will be transferred to the new plant in Saudi Arabia to support its rapid start-up later this year. In the quarter, piping systems also incurred a one-time warranty claim of approximately $0.5 million in respect to a current job.

General and administrative expenses decreased to $2.3 million in the current quarter from $3.0 million for the prior-year quarter. The decrease was primarily due to lower management incentive compensation and reduced staffing at the U.A.E. location.

Selling expenses increased to $1.4 million or 5% of net sales in the current quarter from $0.8 million or 2% of net sales for the prior-year quarter. This increase was due to a change in the domestic sales commission program which resulted in higher sales commission expense in the quarter.

YTD vs. prior-year YTD

YTD net sales of $45.4 million declined 22% from $58.4 million in the prior-year YTD due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility.

Gross margin decreased to 16% of net sales YTD from 28% of net sales in the prior-year due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In addition, a temporary overstaffing condition resulted from the need to maintain experienced staff that will be transferred to the new plant in Saudi Arabia to support its rapid start-up later this year. In the quarter, piping systems also incurred a one-time warranty claim of approximately $0.5 million in respect to a current job.

General and administrative expenses decreased to $4.5 million YTD from $5.8 million for the prior-year YTD and as a percentage of net sales remained the same. The reduction in general and administrative expenses was due to the lower profit based management incentive expense and reduced staffing.

Selling expenses increased to $2.3 million or 5% of net sales YTD from $1.6 million or 3% of net sales for the prior-year YTD. This increase was due to a change in the domestic sales commission program which resulted in higher sales commission expense in the period.

Filtration Products

Current quarter vs. prior-year quarter

Net sales in the current quarter increased 20% to $25.3 million from $21.0 million in the prior-year quarter due to improving business conditions in filtration products.

Gross profit increased 46% to $3.5 million in the current quarter from $2.4 million in the prior-year quarter and gross margin increased to 14.0% of net sales in the current quarter from 11.6% of net sales in the prior-year quarter, due to product mix, partially offset by increased material costs. Efforts to substitute lower cost raw materials are meeting with some success in preserving margins. New pricing models are being used in an effort to shift the mix of products sold and improve overall profitability.

General and administrative expenses remained level at $1.3 million and as a percentage of net sales decreased to 5% in the current quarter from 6% in the prior-year quarter.

Selling expenses remained level at $1.7 million and as a percentage of net sales decreased to 7% in the current quarter from 8% in the prior-year quarter.

YTD vs. prior-year YTD

YTD net sales increased 25% to $50.1 million from $40.2 million in the prior-year period due to improving business conditions in filtration products. New pricing models are being used in an effort to shift the mix of products sold and improve overall profitability.

YTD gross profit increased 33% to $6.8 million from $5.1 million in the prior-year period and gross margin increased to 14% of net sales YTD from 13% of net sales in the prior-year YTD primarily due to cost containment efforts and improved product mix.

The facility in South Africa was closed in the third quarter 2010. Expenses of $475,000 related to the closing were recorded in the second quarter 2010 to cost of goods sold, general and administrative and selling expenses.

General and administrative expenses decreased to $2.4 million or 5% of net sales YTD from $2.6 million or 7% of net sales in the prior-year YTD. The decrease is mainly driven by one-time closing costs in South Africa incurred in 2010.

YTD selling expenses decreased to $3.4 million or 7% of net sales from $3.5 million or 9% of net sales in the prior-year YTD mainly driven by one-time closing costs in South Africa incurred in 2010.

Industrial Process Cooling

Current quarter vs. prior-year quarter

Net sales of $8.2 million in the current quarter increased 12% from $7.3 million in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross profit remained level while gross margin decreased in the current quarter to 27% of net sales from 29% of net sales in the prior-year quarter, primarily due to product mix.

General and administrative expenses increased in the current quarter to $927 thousand or 11.3% of net sales from $802 thousand or 11.0% of net sales in the prior-year quarter primarily due to an increase in management incentive compensation expense related to improved performance and increased professional expenses.

Selling expenses increased to $1.0 million in the current quarter from $944 thousand in the prior-year quarter. The change in spending was a result of restoring compensation to levels before wage reductions implemented during the economic downturn. Selling expenses as a percentage of net sales decreased to 12.2% in the current quarter from 12.9% in the prior-year quarter due to the effect of higher sales.

YTD vs. prior-year YTD

YTD net sales of $15.4 million increased 23.0% from $12.5 million in the prior-year six months due to improving business conditions in the plastic and industrial market sectors.

Gross profit increased 24% to $4.2 million from $3.4 million in the prior-year period while gross margin remained level.

General and administrative expenses increased YTD to $1.7 million from $1.5 million in the prior-year period. The change in spending was a result of increased management incentive compensation expense related to improved performance and increased professional expenses including legal costs. General and administrative expense as a percentage of net sales decreased to 11% YTD from 12% of net sales in the prior-year YTD due to the effect of higher sales.

YTD selling expenses increased to $1.9 million from $1.7 million in the prior-year period, primarily driven by an increase in commission expense due to higher sales and restoring compensation to levels before wage reductions implemented during the economic downturn. Selling expenses as a percentage of net sales decreased to 12.3% YTD from 13.6% in the prior-year period due to the effect of higher sales.

Corporate and Other

Current quarter vs. prior-year quarter

Net sales of $4.1 million in the current quarter increased from $0.4 million in the prior-year quarter due to increased construction activity.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased to $2.0 million or 3% of consolidated net sales in the current quarter from $2.4 million or 4% of consolidated net sales in the prior-year quarter. This reduction was due to lower management incentive and stock compensation expenses, with reduced staffing partially offset by increased deferred compensation expense.

Net interest expense decreased to $332 thousand in the current quarter from $404 thousand in the prior-year quarter, due to increased interest earned overseas by piping systems.

YTD vs. prior-year YTD

YTD net sales of $6.5 million increased from $0.7 million in the prior-year YTD due to increased construction activity.

General and administrative expenses decreased to $4.3 million or 4% of consolidated net sales YTD from $5.2 million or 5% of consolidated net sales in the prior-year YTD. This reduction was mainly due to lower management incentive and stock compensation expenses, with reduced staffing partially offset by increased deferred compensation expense.

YTD net interest expense decreased to $619 thousand from $689 thousand in the prior-year YTD primarily due to increased interest earned overseas in piping systems.

INCOME TAXES

The Company's consolidated ETR was (46.4)% and (29.4)% for the six months ended July 31, 2011 and 2010, respectively. The July 31, 2011 computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. In the second quarter of 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements.

A deferred tax asset of $938 thousand has been recognized with an offsetting valuation allowance of $938 thousand established for U.S. foreign tax credits attributed to repatriated foreign earnings. Realization of this deferred tax asset is dependent upon generating sufficient foreign sourced U.S. taxable income in the future. Currently management is uncertain such foreign income will be generated. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

Based on current tax laws, the Company's annual effective tax rate for the year ending January 31, 2012 is expected to be significantly above the statutory rate. For additional information, see Note 3 Income Taxes in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2011 were $9.8 million compared to $16.7 million at January 31, 2011. The Company's working capital was $59.1 million at July 31, 2011 compared to $58.8 million at January 31, 2011. Net cash used in operating activities during the first six months of 2011 was $6.5 million compared to $0.4 million during the first six months of 2010. In 2011, inventories increased by $5.1 million and trade receivables increased by $3.4 million mainly in domestic piping systems.

In July 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with a $3.1 million repatriation of foreign earnings. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward.

Net cash used in investing activities for the six months ended July 31, 2011 included $4.2 million for capital expenditures, primarily for machinery and equipment in piping systems.

Debt totaled $43.9 million at July 31, 2011, a net increase of $4.6 million compared to the beginning of the current fiscal year. In July 2011, $3.1 million was repatriated from overseas. The cash was used to pay down the secured loan and security agreement with a financial institution ("Loan Agreement"). Net cash provided by financing activities was $3.7 million.

On July 11, 2002, the Company entered into the Loan Agreement. Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At July 31, 2011, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2011, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the six months ended July 31, 2011 and 2010. As of July 31, 2011, the Company had borrowed $23.3 million and had $7.8 million available to it under the revolving line of credit. In addition, $125 thousand of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2011, the amount of such restricted cash was $1.5 million. Cash required for operations is provided by draw-downs on the line of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Revenue recognition. The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller's price to the buyer is fixed or determinable and (iii) collectability is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of completion revenue recognition. All divisions recognize revenues under the above stated revenue recognition policy except for sizable complex contracts that require periodic recognition of income. For these contracts, the Company uses "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

The Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates under the Loan Agreement. Any differences paid or received on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency-denominated debt in Denmark, India and U.A.E. At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed-rate and floating-rate debt.

At July 31, 2011, one interest rate swap agreement was in effect with a notional value of $9.0 million maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. For additional information, see Note 10 Fair Value of Financial Instruments in the Notes to Condensed Consolidated Financial Statements.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $34 thousand.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys, which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2011 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended July 31, 2011 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	September 14, 2011	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2011	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)