Form 10-Q
period 2011-10-31
MFRI INC
filed 2011-12-12
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

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

On December 8, 2011, there were 6,912,771 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended October 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales	$71,330	$58,837	$188,721	$170,574
Cost of sales	58,898	45,282	157,263	132,524
Gross profit	12,432	13,555	31,458	38,050

Operating expenses
General and administrative expenses	6,457	7,037	19,464	22,101
Selling expenses	3,743	3,500	11,318	10,268
Total operating expenses	10,200	10,537	30,782	32,369

Income from operations	2,232	3,018	676	5,681

Income from joint ventures	683	695	584	574

Interest expense, net	395	371	1,014	1,060
Income before income taxes	2,520	3,342	246	5,195

Income tax expense (benefit)	1,834	(223)	2,889	(768)

Net income (loss)	$686	$3,565	($2,643)	$5,963

Weighted average number of common shares outstanding
Basic	6,881	6,842	6,866	6,839
Diluted	6,881	6,842	6,866	6,865

Earnings (loss) per share
Basic and diluted	$0.10	$0.52	($0.38)	$0.87

See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2011	January 31, 2011
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$5,666	$16,718
Restricted cash	1,786	984
Trade accounts receivable, less allowance for doubtful accounts of $409 at October 31, 2011 and $346 at January 31, 2011	45,327	36,634
Inventories, net	39,109	35,509
Prepaid expenses and other current assets	3,615	4,575
Deferred tax assets - current	1,779	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	2,542	2,055
Income tax receivable	545	204
Total current assets	100,369	99,068

Property, plant and equipment, net of accumulated depreciation	46,532	43,655

Other assets
Deferred tax assets - long-term	6,175	8,470
Note receivable from joint venture	4,203	4,270
Investments in joint ventures	3,663	3,078
Cash surrender value of deferred compensation plan	2,735	2,869
Patents, net of accumulated amortization	266	260
Other assets	3,895	1,605
Total other assets	20,937	20,552
Total assets	$167,838	$163,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$21,557	$19,296
Accrued compensation and payroll taxes	5,071	4,332
Commissions and management incentives payable	5,029	6,867
Current maturities of long-term debt	3,252	3,082
Customers' deposits	1,404	1,913
Billings in excess of costs and estimated earnings on uncompleted contracts	1,374	1,597
Other accrued liabilities	3,056	3,166
Total current liabilities	40,743	40,253

Long-term liabilities
Long-term debt, less current maturities	42,004	36,192
Deferred compensation liabilities	5,465	5,138
Other long-term liabilities	3,484	3,271
Total long-term liabilities	50,953	44,601

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,898 issued and outstanding at October 31, 2011 and 6,851 issued and outstanding at January 31, 2011	69	69
Additional paid-in capital	49,748	49,055
Retained earnings	25,461	28,104
Accumulated other comprehensive income	864	1,193
Total stockholders' equity	76,142	78,421
Total liabilities and stockholders' equity	$167,838	$163,275
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(In thousands)	2011	2010
Operating activities
Net (loss) income	($2,643)	$5,963
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	4,290	4,643
Deferred tax expense (benefit)	2,148	(2,491)
Stock-based compensation expense	470	686
Income from joint ventures	(584)	(574)
Cash surrender value of deferred compensation plan	133	(303)
Loss on disposals of fixed assets	118	36
Changes in operating assets and liabilities
Accounts receivable, net	(8,874)	(4,351)
Inventories	(3,489)	(1,202)
Accounts payable	2,936	2,976
Accrued compensation and payroll taxes	(1,109)	(1,021)
Customers' deposits	(510)	(1,566)
Income taxes receivable and payable	(327)	1,319
Prepaid expenses and other current assets	228	37
Other assets and liabilities	(2,025)	266
Net cash (used in) provided by operating activities	(9,238)	4,418

Investing activities
Additions to property, plant and equipment	(7,228)	(2,492)
Proceeds from sales of property and equipment	16	20
Net cash used in investing activities	(7,212)	(2,472)

Financing activities
Borrowings	152,608	107,759
Payment of debt	(146,463)	(103,529)
Net borrowings	6,145	4,230
(Decrease) increase in drafts payable	(694)	1,762
Payment on capitalized lease obligations	(243)	(169)
Stock options exercised	164	24
Tax benefit of stock options exercised	64	4
Net cash provided by financing activities	5,436	5,851

Effect of exchange rate changes on cash and cash equivalents	(38)	634
Net (decrease) increase in cash and cash equivalents	(11,052)	8,431
Cash and cash equivalents - beginning of period	16,718	8,067
Cash and cash equivalents - end of period	$5,666	$16,498
Supplemental cash flow information
Cash paid for
Interest	$685	$1,435
Income taxes paid, net of refunds	424	724
See accompanying notes to condensed consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2011
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim condensed consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2011 has been derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Reclassifications have been made in prior year financial statements to conform to the current year presentation. The Company's fiscal year ends on January 31. Years and balances described as 2011 and 2010 are for the nine months ended October 31, 2011 and 2010, respectively.

2.
Business segment reporting. The Company has three reportable segments. The piping systems business engineers, designs, manufactures and sells specialty piping systems and leak detection and location systems. The filtration products business manufactures and sells a wide variety of filter elements for air filtration and particulate collection. The industrial process cooling business engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems ("HVAC"), but which is not sufficiently large to constitute a reportable segment.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net sales
Piping Systems	$35,371	$31,073	$80,737	$89,449
Filtration Products	24,000	21,159	74,122	61,318
Industrial Process Cooling	8,948	6,022	24,334	18,529
Corporate and Other	3,011	583	9,528	1,278
Total	$71,330	$58,837	$188,721	$170,574
Gross profit (loss)
Piping Systems	$6,222	$9,181	$13,666	$25,451
Filtration Products	3,409	2,912	10,258	7,990
Industrial Process Cooling	2,486	1,498	6,657	4,899
Corporate and Other	315	(36)	877	(290)
Total	$12,432	$13,555	$31,458	$38,050
Income (loss) from operations
Piping Systems	$3,026	$5,601	$3,730	$14,524
Filtration Products	315	120	1,341	(913)
Industrial Process Cooling	517	(53)	1,014	128
Corporate and Other	(1,626)	(2,650)	(5,409)	(8,058)
Total	$2,232	$3,018	$676	$5,681
Income (loss) before income taxes
Piping Systems	$3,709	$6,296	$4,314	$15,098
Filtration Products	315	120	1,341	(913)
Industrial Process Cooling	517	(53)	1,014	128
Corporate and Other	(2,021)	(3,021)	(6,423)	(9,118)
Total	$2,520	$3,342	$246	$5,195

3.
Income taxes. Each quarter, the Company estimates the annual effective income tax rate ("ETR") for the full year and applies that rate to the income (loss) before income taxes in determining its provision for income taxes for the interim periods. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates ("U.A.E.") is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's consolidated ETR was 1,174.4% and (14.8)% for the nine months ended October 31, 2011 and 2010, respectively. The October 31, 2011 computation of the projected annual tax rate has been significantly impacted by a loss in the U.A.E. for which no tax benefit can be provided. The modest pre-tax profit realized year-to-date caused the Company's permanent and discrete tax items to have an exaggerated percentage impact. In July 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with a $3.1 million repatriation of foreign earnings. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward for federal income tax. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements.

Net operating losses must be utilized before a foreign tax credit can be used. Realization of this deferred tax asset is dependent upon generating sufficient foreign sourced U.S. taxable income in the future. Currently management is uncertain such foreign income will be generated. A deferred tax asset of $1.1 million has been recognized with an offsetting valuation allowance of $1.1 million for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

The Company periodically to review the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

4.	Pension plan. The Winchester filtration hourly rated employees are covered by a defined benefit plan. The major categories of the pension plan's investments remained the same.

Level 1 market value of plan assets	October 31, 2011	January 31, 2011
Equity securities	$2,918	$2,830
U.S. bond market	1,877	1,837
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	261	229
Real estate	103	97
Subtotal	5,159	4,993
Level 2 significant other observable inputs
Money market fund	97	96
Total	$5,256	$5,089

	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit costs	2011	2010	2011	2010
Service cost	$31	$30	$94	$89
Interest cost	79	70	235	210
Expected return on plan assets	(101)	(86)	(304)	(257)
Amortization of prior service cost	31	33	95	99
Recognized actuarial loss	16	17	47	49
Net periodic benefit costs	$56	$64	$167	$190

Employer contributions for the remainder of the fiscal year ending January 31, 2012 are expected to be $239 thousand. For the nine months ended October 31, 2011, contributions of $183 thousand were made.

5.	Equity-based compensation. The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Stock-based compensation expense	$173	$204	$470	$686

The fair value of the outstanding option awards were estimated on the grant dates using the Black-Scholes option pricing model.

Nine Months Ended October 31,
Fair value assumptions	2011	2010
Expected volatility	51.72% - 66.82%	51.72%-66.82%
Risk-free interest rate	1.54% - 5.13%	1.88%-5.16%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	5 - 7 years

Option activity	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 31, 2011	777	$11.88	6.9	$2,241
Granted	155	7.68
Exercised	(47)	3.51		187
Expired or forfeited	(27)	19.53
Outstanding end of period	858	11.34	7.0	364

Exercisable end of period	478	$14.12	5.7	$221
Weighted-average fair value of options granted during first nine months of 2011		$3.84

Unvested option activity	Unvested Options Outstanding	Weighted-Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2011	369	$9.98	$1,241
Granted	155	7.68
Vested	(142)
Expired or forfeited	(2)	8.70
Outstanding end of period	380	$7.84	$143

As of October 31, 2011, there was $1.2 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a period of 2.6 years.

6.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Basic weighted average number of common shares outstanding	6,881	6,842	6,866	6,839
Dilutive effect of stock options	—	—	—	26
Weighted average number of common shares outstanding assuming full dilution	6,881	6,842	6,866	6,865

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	311	393	311	544

Stock options with an exercise price below the average market price	547	408	547	257

7.	Comprehensive (loss) income, net of tax.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net income (loss)	$686	$3,565	($2,643)	$5,963
Interest rate swap	5	(257)	122	(565)
Foreign currency translation adjustments	(741)	934	(260)	907
Comprehensive (loss) income	($50)	$4,242	($2,781)	$6,305

8.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Interest expense	$584	$522	$1,655	$1,440
Interest income	(189)	(151)	(641)	(380)
Interest expense, net	$395	$371	$1,014	$1,060

9.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At October 31, 2011, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2011, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the nine months ended October 31, 2011 and 2010. As of October 31, 2011, the Company had borrowed $25.1 million and had $10.8 million available to it under the revolving line of credit. In addition, $200 thousand of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2011, the amount of such restricted cash was $1.8 million. Cash required for operations is provided by draw-downs on the line of credit.

10.Fair value of financial instruments. The Company entered into an interest rate swap agreement in May 2010. At October 31, 2011, the interest rate swap agreement was in effect with a notional value of $9.0 million maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin.

	Level 2 significant other observable inputs
	Nine Months Ended October 31,
	2011	2010
Other long-term liabilities	$212	$565

11.
Recent accounting pronouncements. In September 2011, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09 dealing with multiemployer pension plans. The ASU takes effect in fourth quarter 2011 and requires quantitative and qualitative disclosure about:

•	significant multiemployer plans in which an employer participates, including plan names and identifying number;

•
level of an employer's participation in the plans, including the employer's contributions made to the plans and an indication of whether the employer's contributions represent more than five percent of the total contributions made to the plan by all contributing employers;

•
financial health of the significant multiemployer plans, including an indication of the funded status, whether funding improvement plans are pending or implemented and whether the plan has imposed surcharges on the contributions to the plan; and

•
nature of the employer commitments to the plan, including when the collective-bargaining agreements that require contributions to the plans are set to expire and whether those agreements require minimum contributions to be made to the plans.

The amended guidance is effective for annual periods beginning after December 15, 2011. The Company is evaluating he effect that the adoption of ASU No. 2011-09 will have on its disclosures; however these changes are not expected to have a material impact on the consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income ("Update 2011-05"). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders' equity. The guidance does not change the components that are recognized in net income or other comprehensive income. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively. The Company is evaluating its presentation options under this ASU; however these changes are not expected to impact the consolidated financial statements other than the change in presentation.

Other accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in Note 2 Business segment reporting in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report.

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

In the third quarter of 2011, there were no changes in the above critical accounting policies.

Three months ended October 31, 2011 ("current quarter") vs. Three months ended October 31, 2010 ("prior-year quarter")

Net sales rose 21% to $71.3 million in the current quarter from $58.8 million in the prior-year quarter. Sales increased in all segments.

Gross profit of $12.4 million in the current quarter decreased 9% from $13.6 million in the prior-year quarter and gross margin decreased to 17% of net sales in the current quarter from 23% of net sales in the prior-year quarter. Gross profit increased significantly in industrial process cooling and filtration products due to higher volume. Piping systems gross profit decreased considerably due to lower volume at the U.A.E. facility and no large project related activity at the India facility, partially offset by an increase in domestic oil and gas products. In addition, extreme competitive market conditions also contributed to the margin decrease.

General and administrative expenses decreased 8% to $6.46 million in the current quarter from $7.04 million in the prior-year quarter. The reduction was mainly due to lower profit based management incentive and deferred compensation expenses.

Selling expenses increased 6% to $3.7 million in the current quarter from $3.5 million in the prior-year quarter. This increase was mainly due to higher sales in the industrial process cooling which resulted in additional sales commission expense in the quarter.

Net income was $0.7 million in the current quarter versus $3.6 million in the prior-year quarter. The decrease was driven by lower sales and profit in the U.A.E. and India.

Nine Months Ended October 31, 2011 ("YTD") vs. Nine Months Ended October 31, 2010 ("prior-year YTD")

YTD net sales of $188.7 million increased 11% from $170.6 million for the prior-year YTD. Sales increased in filtration products, industrial process cooling and HVAC. Piping systems' sales declined due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility.

Gross profit of $31.5 million decreased 17% from $38.1 million in the prior-year YTD and gross margin decreased to 17% of net sales YTD from 22% of net sales in the prior-year YTD. Gross profit increased significantly in filtration products and industrial process cooling due to higher volume. Piping systems gross profit decreased considerably due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In addition, a temporary overstaffing condition resulted from the need to maintain experienced staff that will be transferred to the new plant in Saudi Arabia to support its rapid start-up. Also, extremely competitive market conditions also contributed to the margin decrease. In the second quarter, piping systems also incurred a one-time extended service claim of approximately $0.5 million.

General and administrative expenses decreased 12% to $19.5 million YTD from $22.1 million in the prior-year YTD. The reduction was mainly due to lower profit based management incentive, deferred and stock-based compensation expenses.

Selling expenses increased 10% to $11.3 million YTD from $10.3 million in the prior-year YTD. A change in piping systems' domestic sales commission program resulted in increased sales commission expense, additional sales in the industrial process cooling led to higher commission expense and higher health care costs were partially offset by the savings related to closing the facility in South Africa recorded in 2010.

The Company's consolidated ETR was 1,174.4% and (14.8)% for the nine months ended October 31, 2011 and 2010, respectively. The computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. The modest pre-tax profit realized year-to-date caused the Company's permanent and discrete tax items to have an exaggerated percentage impact. In the second quarter of 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward for federal taxes. For additional information, see Note 3 Income taxes in the Notes to Condensed Consolidated Financial Statements.

Net loss was $2.6 million YTD compared to net income of $6.0 million in the prior-year YTD. The loss was driven by lower sales and profit in the U.A.E.and India and the one-time $1.8 million discrete tax expense from the repatriation of foreign earnings. With the recent completion of the domestic oil and gas projects, the 2011 fourth quarter should be similar to the 2010 fourth quarter.

Piping Systems

The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other Gulf Cooperation Council countries, negatively impacting sales volume at the U.A.E. facility.

The manufacturing facility in Dammam, Saudi Arabia is approaching production ready status, and staff is being recruited and trained. Initial customer orders have been received, technical submittals are awaiting approval and procurement of raw materials is currently underway. Expenses of $470 thousand for the quarter and $860 thousand for the nine months relating to this facility were recorded to cost of goods sold, general and administrative and selling expenses.

Piping systems' domestic sales and earnings are seasonal, typically higher during the second and third quarters due to favorable weather for construction over much of North America, and are correspondingly lower during the first and fourth quarters.

Current quarter vs. prior-year quarter

Net sales increased 14% to $35.4 million in the current quarter from $31.1 million in the prior-year quarter, attributed to a rise in sales of domestic oil and gas products.

Gross margin decreased to 18% of net sales in the current quarter from 30% of net sales in the prior-year quarter, due to lower volume at the U.A.E. facility and no large project related activity at the India facility.

General and administrative expenses decreased to $2.3 million in the current quarter from $2.7 million for the prior-year quarter. The decrease was due to lower profit based management incentive compensation, legal expenses and reduced staffing at the U.A.E. location. This decrease is partially offset by higher health costs.

Selling expenses increased to $882 thousand in the current quarter from $836 thousand for the prior-year quarter and remained level as a percent of net sales.

YTD vs. prior-year YTD

YTD net sales of $80.7 million declined 10% from $89.4 million in the prior-year YTD due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility partially offset by a rise in domestic oil and gas product sales.

Gross margin decreased to 17% of net sales YTD from 28% of net sales in the prior-year YTD due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In addition, a temporary overstaffing condition resulted from the need to maintain experienced staff that will be transferred to the new plant in Saudi Arabia to support its rapid start-up. In the second quarter, piping systems also incurred a one-time extended service claim of approximately $0.5 million.

General and administrative expenses decreased to $6.8 million or 8.4% of net sales YTD from $8.5 million or 9.5% of net sales for the prior-year YTD. The reduction in general and administrative expenses was due to lower profit based management incentive compensation, legal expenses and reduced staffing at the U.A.E. location, partially offset by increased health costs.

Selling expenses increased to $3.1 million or 4% of net sales YTD from $2.4 million or 3% of net sales for the prior-year YTD. This increase was due to a change in the domestic sales commission program, which resulted in higher sales commission expense in the period.

Filtration Products

Current quarter vs. prior-year quarter

Net sales in the current quarter increased 13% to $24.0 million from $21.2 million in the prior-year quarter due to improving business conditions in filtration products.

Gross profit increased 17% to $3.4 million in the current quarter from $2.9 million in the prior-year quarter and gross margin increased to 14.2% of net sales in the current quarter from 13.8% of net sales in the prior-year quarter. By increasing volume, filtration products has leveraged fixed costs resulting in significantly lower unit costs thus allowing the Company to be more competitive in the low priced marketplace. Higher material costs are not being passed on fully to the customers as competitive pressure continues to discourage such action.

General and administrative expenses increased to $1.3 million or 5.4% of net sales in the current quarter from $940 thousand or 4.4% of net sales in the prior-year quarter due to a foreign exchange currency loss and an increase in bad debt expense.

Selling expenses remained level at $1.8 million and as a percentage of net sales decreased to 7.4% in the current quarter from 9% in the prior-year quarter.

YTD vs. prior-year YTD

YTD net sales increased 21% to $74.1 million from $61.3 million in the prior-year YTD due to improving business conditions in filtration products. New pricing models are being used in an effort to shift the mix of products sold and improve overall profitability.

YTD gross profit increased 29% to $10.3 million from $8.0 million in the prior-year YTD and gross margin increased to 14% of net sales YTD from 13% of net sales in the prior-year YTD primarily due to cost containment efforts and improved product mix.

The facility in South Africa was closed in the third quarter 2010. Expenses of $520 thousand related to the closing were recorded in 2010 to cost of goods sold, general and administrative and selling expenses.

General and administrative expenses increased to $3.8 million YTD from $3.6 million in the prior-year YTD and as a percentage of net sales decreased to 5% from 6% in the prior-year YTD. The dollar increase was due to a foreign exchange currency loss, an increase in bad debt expense and additional staffing.

YTD selling expenses remained level at $5.2 million.

Industrial Process Cooling

Current quarter vs. prior-year quarter

Net sales increased 48% to $8.9 million in the current quarter from $6.0 million in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross profit increased 67% to $2.5 million from $1.5 million and gross margin increased in the current quarter to 28% of net sales from 25% of net sales in the prior-year quarter, primarily due to higher sales volume.

General and administrative expenses increased in the current quarter to $881 thousand from $740 thousand while decreasing as a percentage of net sales to 9.8% from 12.3% in the prior-year quarter. The dollar increase was due to restoring compensation to levels before wage reductions implemented during the economic downturn and an increase in profit based management incentive compensation expense related to improved performance.

Selling expenses increased to $1.1 million in the current quarter from $811 thousand in the prior-year quarter. Additional sales led to higher commission expense. Also, the change in spending was a result of restoring compensation to levels before wage reductions implemented during the economic downturn and additional staffing. Selling expenses as a percentage of net sales decreased to 12% in the current quarter from 13.5% in the prior-year quarter due to the effect of higher sales.

YTD vs. prior-year YTD

YTD net sales of $24.3 million increased 31% from $18.5 million in the prior-year YTD due to improving business conditions in the plastic and industrial market sectors.

Gross profit increased 37% to $6.7 million from $4.9 million in the prior-year YTD and gross margin increased to 27% from 26% in the prior-year YTD.

General and administrative expenses increased YTD to $2.6 million from $2.3 million in the prior-year YTD. The change in spending was a result of restoring compensation to levels before wage reductions implemented during the economic downturn, increased profit based management incentive compensation expense related to improved performance and increased professional expenses including legal costs. General and administrative expense as a percentage of net sales decreased to 11% YTD from 12% of net sales in the prior-year YTD due to the effect of higher sales.

YTD selling expenses increased to $3.0 million from $2.5 million in the prior-year YTD, primarily driven by an increase in commission expense due to higher sales, restoring compensation to levels before wage reductions implemented during the economic downturn and higher health care costs. Selling expenses as a percentage of net sales decreased to 12.3% YTD from 13.5% in the prior-year YTD due to the effect of higher sales.

Corporate and Other

Current quarter vs. prior-year quarter

Net sales of $3.0 million in the current quarter increased from $0.6 million in the prior-year quarter due to increased construction activity.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased to $1.9 million or 3% of consolidated net sales in the current quarter from $2.6 million or 4% of consolidated net sales in the prior-year quarter. This reduction was due to lower deferred compensation, profit based management incentive and stock-based compensation expenses.

Net interest expense increased to $395 thousand in the current quarter from $371 thousand in the prior-year quarter, due to increased borrowings partially offset by increased interest earned overseas by piping systems.

YTD vs. prior-year YTD

YTD net sales of $9.5 million increased from $1.3 million in the prior-year YTD due to increased construction activity.

General and administrative expenses decreased to $6.3 million or 3% of consolidated net sales YTD from $7.8 million or 5% of consolidated net sales in the prior-year YTD. This reduction was mainly due to lower profit based management incentive, deferred and stock-based compensation expenses and reduced staffing.

YTD net interest expense decreased to $1.0 million from $1.1 million in the prior-year YTD primarily due to increased interest earned overseas in piping systems.

INCOME TAXES

The Company's consolidated ETR was 1,174.4% and (14.8)% for the nine months ended October 31, 2011 and 2010, respectively. The computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. In the second quarter of 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with the $3.1 million repatriation of foreign earnings. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward for federal income taxes. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements.

Realization of this deferred tax asset is dependent upon generating sufficient foreign sourced U.S. taxable income in the future. Currently management is uncertain such foreign income will be generated. A deferred tax asset of $1.1 million has been recognized with an offsetting valuation allowance of $1.1 million established for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022. For additional information, see Note 3 Income taxes in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2011 were $5.7 million compared to $16.7 million at January 31, 2011. The Company's working capital was $59.6 million at October 31, 2011 compared to $58.8 million at January 31, 2011. Net cash used in operating activities during the first nine months of 2011 was $9.2 million compared to cash provided of $4.4 million during the first nine months of 2010. In 2011, inventories increased by $3.5 million and trade receivables increased by $8.9 million mainly in domestic piping systems.

In July 2011, the Company recorded a one-time $1.8 million discrete tax expense associated with a $3.1 million repatriation of foreign earnings. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward for federal income taxes. The Company anticipates that unremitted foreign earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets.

Net cash used in investing activities for the nine months ended October 31, 2011 included $7.2 million for capital expenditures, primarily for machinery and equipment in piping systems of which $4.3 million was related to the new plant in Saudi Arabia.

Debt totaled $45.3 million at October 31, 2011, a net increase of $6.0 million compared to the beginning of the current fiscal year. In July 2011, $3.1 million was repatriated from overseas. The cash was used to pay down the secured loan and security agreement with a financial institution ("Loan Agreement"). Net cash provided by financing activities was $5.4 million.

On July 11, 2002, the Company entered into the Loan Agreement. Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At October 31, 2011, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2011, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the nine months ended October 31, 2011 and 2010. As of October 31, 2011, the Company had borrowed $25.1 million and had $10.8 million available to it under the revolving line of credit. In addition, $189 thousand of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2011, the amount of such restricted cash was $1.8 million. Cash required for operations is provided by draw-downs on the line of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reclassifications. Reclassifications are made to prior-year financial statements to conform to current-year presentations. as required

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

Equity-based compensation. Stock compensation expense for employee equity awards is recognized ratably over the requisite service period of the award. The Black-Scholes option pricing model is utilized to estimate the fair value of awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of the Company's Common Stock; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

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

Other accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk associated with changes in foreign currency exchange rates, interest rates and commodity prices. Foreign currency exchange rate risk is mitigated through maintenance of local production facilities in the markets served, often, though not always, invoicing customers in the same currency as the source of the products and use of foreign currency denominated debt in Denmark, India and U.A.E. At times, the Company has attempted to mitigate interest rate risk by maintaining a balance of fixed and floating rate debt.

At October 31, 2011, one interest rate swap agreement was in effect with a notional value of $9.0 million maturing in 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. For additional information, see Note 10 Fair Value of Financial Instruments in the Notes to Condensed Consolidated Financial Statements.

A hypothetical ten percent change in market interest rates over the next year would increase or decrease interest expense on the Company's floating rate debt instruments by approximately $41 thousand.

Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as ferrous alloys, which the Company uses in the production of piping systems. The Company attempts to mitigate such risks by obtaining price commitments from commodity suppliers and, when it appears appropriate, purchasing quantities in advance of likely price increases.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2011 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended October 31, 2011 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	December 12, 2011	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 12, 2011	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)