Form 10-K
period 2012-01-31
MFRI INC
filed 2012-05-01
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $53,878,437 based on the closing sale price of $9.00 per share as reported on the NASDAQ Global Market on July 31, 2011.
The number of shares of the registrant's common stock outstanding at April 25, 2012 was 6,914,646.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

MFRI, Inc.
FORM 10-K
For the fiscal period ended January 31, 2012

PART I

Forward Looking Statements

Statements in this Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MFRI's filings with the Securities and Exchange Commission ("SEC"). See "Risk Factors" in Item 1A.

Available Information

The Company files with and furnishes to the SEC, reports including annual meeting materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website www.mfri.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC. The information on the Company's website is not part of this annual report on Form 10-K and is not incorporated into this or any other filings by the Company with the SEC.

Item 1. BUSINESS

MFRI, Inc., collectively with its subsidiaries ("MFRI", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in three reportable segments: piping systems, filtration products and industrial process cooling. Corporate and Other includes the installation of heating, ventilation and air conditioning ("HVAC") systems. This activity is not sufficiently large to constitute a reportable segment. The Company's fiscal year ends on January 31. Years and balances described as 2011 and 2010 are the fiscal years ended January 31, 2012 and 2011, respectively. In the year ended January 31, 2012, no customer accounted for 10% or more of the Company's net sales.

MFRI, Inc.'s Operating Units

Piping Systems	Filtration Products	Industrial Process Cooling	Heating, Ventilation and Air Conditioning
Perma-Pipe, Inc.	Midwesco Filter Resources, Inc.	Thermal Care, Inc.	Midwesco Mechanical
Niles, IL	Winchester, VA	Niles, IL	and Energy, Inc.
New Iberia, LA	TDC Filter Manufacturing, Inc.	Boe-Therm A/S	Niles, IL
Lebanon, TN	Bolingbrook, IL	Assens, Denmark
Perma-Pipe Middle East FZC	Nordic Air Filtration A/S
Fujarah, United Arab Emirates	Nakskov, Denmark
Perma-Pipe Saudi Arabia, LLC
Dammam, Kingdom of Saudi Arabia
Perma-Pipe India Pvt. Ltd
Gandidham, India
Mumbai, India
Bayou Perma-Pipe Canada, Ltd.
Alberta, Canada

All operating units shown are, directly or indirectly, wholly owned by MFRI except Bayou Perma-Pipe Canada, Ltd., which is owned 49% by MFRI and 51% by an unrelated party.

Piping Systems

Products and services. The Company engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution to multiple locations from central energy plants and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold with many of its piping systems and on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Piping systems frequently custom fabricates to job site dimensions and/or to incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors.

Domestic piping systems is seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Piping Systems."

Marketing. The customer base is industrially and geographically diverse. In the United States of America ("U.S."), the Company employs national and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems. Globally, the Company employs a direct sales force as well as an exclusive agent network for several countries in the Middle and Far East to market and sell products and services.

Recent development. An additional insulated pipe manufacturing plant has been completed in Dammam, Saudi Arabia to better serve the Gulf Cooperation Council ("GCC") and nearby countries. This new state-of-the-art manufacturing facility will serve the special requirements of the oil and gas industry as well as the rapidly growing market for district cooling networks. Perma-Pipe Saudi Arabia, ("PPSA"), will feature Perma-Pipe's Xtru-Therm automated spray polyurethane insulation and several jacketing systems including polyethylene, metal and fiber reinforced plastic offering a comprehensive product range. PPSA will also be equipped to custom manufacture pipe spools and a complete range of pre-insulated fittings. The Company had its first sale in April 2012.

Intellectual Property. The Company owns several patents covering its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks:
Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard®, Multi-Therm®, Ultra-Therm®, Cryo-Gard™, Sleeve-Gard™ and Electro-Gard™. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm™, Cryo-Gard™, Electro-Gard™, Pal-at™, Permalert™, Perma-Pipe®, Polytherm®, Ric-Wil®, Sleeve-Gard™ and Xtru-therm®.

Backlog. As of January 31, 2012, the backlog (uncompleted firm orders) was $53.8 million, net of order cancelled after January 31, 2012 due to technical matters. As of January 31, 2011, the backlog was $46.5 million.

Raw materials. The basic raw materials used in production are pipes and tubes made of carbon steel, alloy, copper, ductile iron, plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies or sources of availability of these needed raw materials.

The sensor cables used in the leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of the leak detection and location system from standard components purchased from many sources.

Competition. Piping systems is highly competitive. The Company believes its principal competition consists of between ten and twenty major competitors and more small competitors. The Company believes quality, service, a comprehensive product line and price are the key competitive factors. The Company also believes it has a more comprehensive line for DHC than any of its competitors. Some competitors have greater financial resources and some have cost advantages as a result of manufacturing a limited range of products.

Government regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems, a small percentage of the total annual piping sales, is driven by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for hydrocarbon airborne particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes such regulations it may increase the demand for its piping systems products.

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

Over the past three years, the Company's filtration products have supplied filter elements to more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from the electric power industry tend to be substantial in size, but are usually at lower margins than from other industries.

Marketing. The customer base is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

Filtration products have an integrated sales program, which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and computer-based customer information systems. The Company believes the computer-based information systems are instrumental in increasing sales of filter-related products and accessories and maintenance services, as well as sales of filter elements. Filtration products are marketed domestically under the names, Midwesco Filter and TDC Filter Manufacturing.

The Company markets its U.S. manufactured filtration products internationally using domestically based sales resources to target major users in foreign countries. The Denmark filtration facility markets pleated filter elements throughout Europe and Asia, primarily to original equipment manufacturers.

Intellectual Property. The Company owns the following trademarks covering its filtration products: Seamless Tube®, Leak Seeker®, Prekote®, We Take the Dust Out of Industry®, Pleatkeeper®, Pleat Plus® and EFC®. The trademarks are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if trademark protection were not available.

Backlog. As of January 31, 2012, the backlog was $14.5 million, substantially all of which is expected to be completed in 2012. As of January 31, 2011, the backlog was $17.2 million.

Raw materials. The basic raw materials used are industrial fibers and media supplied by leading producers of such materials.  The majority of raw materials purchased are woven fiberglass fabric, yarns for manufacturing Seamless Tube® products and other woven, felted, spun bond, laminated membranes and cellulose media. Only a limited number of suppliers are available for some of these materials. The Company believes supplies of all materials are adequate to meet current demand.

Competition. The filtration products industry is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies including electrostatic precipitators, scrubbers and mechanical collectors described above under Products and Services. The Company believes, based on domestic sales, that its chief competitors consist of approximately five major and at least 50 smaller businesses, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products and the Company is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

The Company believes quality, service and price are the most important competitive factors in filtration products. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional effort is required by a competitor to market products to such a customer. In certain applications, the Company's believes its proprietary Seamless Tube® product and customer support provide the Company with a competitive advantage. Some competitors may have a competitive advantage with respect to their own proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to products as a result of lower wage rates and/or greater vertical integration.

Government regulation. The sale of filtration products is dependent upon governmental regulation of air pollution at the federal and state levels. Federal clean air legislation requires compliance with national primary and secondary ambient air quality standards for specific pollutants, including particulate. The states are primarily responsible for implementing these standards and, in some cases, have adopted more stringent standards than those issued by the U.S. Environmental Protection Agency ("EPA") under the Clean Air Act Amendments of 1990 ("Clean Air Act"). In addition, the EPA issued its own fine particle pollution standards in 1997 and 2006.

Industrial Process Cooling

Products and services. The Company engineers, designs, manufactures and sells cooling and temperature control equipment for industrial applications. The Company believes it manufactures the most complete line of chillers available in its primary markets. Products include: chillers (portable and central); cooling towers; plant circulating assemblies; hot water, hot oil and negative pressure temperature controllers; water treatment equipment; specialty cooling devices for printing presses and ink management; and replacement parts and various accessories relating to the foregoing products. The Company's products are used to optimize manufacturing productivity by quickly removing heat from manufacturing processes and providing accurate temperature control. The Company combines chillers and/or cooling towers with plant circulating systems to create plant wide systems that account for a large portion of its business. The Company specializes in customizing cooling systems and computerized controls according to customer specifications.

The principal markets for the Company's cooling and temperature control products are thermoplastics processing and the printing industries. The Company also sells its products to original equipment manufacturers, to other cooling manufacturers on a private branded basis and to manufacturers in the laser, metallizing, machine tool and various other industries.

Marketing. The Company sells its products in the global thermoplastics and printing markets as well as to other industrial applications that require specialized heat transfer equipment. Domestic thermoplastics processors are the largest market served by industrial process cooling, representing the core of its business. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Temperature control products are sold through a network of independent dealers/distributors in major industrial markets.

The Company believes the total annual U.S. market for water cooling equipment in the plastics industry was more than $100 million on a pre-recession basis and the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes the plastics industry is a mature industry with growth consistent with that of the national economy. The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser, metalizing and machine tool industries. The Company believes the size of this market was more than $200 million annually prior to the current recession. The original equipment manufacturer distributes products to the end user in these markets.

Intellectual Property. The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog. As of January 31, 2012, the backlog was $6.4 million, all of which is expected to be completed in 2012. As of January 31, 2011, the backlog was $4.3 million.

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

The Company believes quality, service, a comprehensive product line and price are the key competitive factors in industrial process cooling. The Company believes it has a more comprehensive line of cooling products than any of its competitors. Certain competitors have cost advantages as a result of manufacturing in non-union shops and offering a limited range of products. Some of the Company's competitors may have greater financial resources than the Company.

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

Employees

As of February 29, 2012, the Company had 1,198 full-time employees, of whom 40.7% worked outside the U.S.

International

The Company's international operations as of January 31, 2012 include subsidiaries and a joint venture in five foreign countries on three continents. The Company's international operations contributed approximately 15.7% of revenue in 2011, 27.6% of revenue in 2010.

Refer to the Business descriptions on pages 1 through 5 above and Note 1 - Business and segment information in the Notes to Consolidated Financial Statements for additional information on international activities. International operations are subject to risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 15, 2012:

Name	Offices and positions, if any, held with the Company; age	Executive officer of the Company or its predecessor since
David Unger	Director, Chairman of the Board and Chief Executive Officer; Age 77	1972

Bradley E. Mautner	Director, President and Chief Operating Officer; Age 56	1994

Michael D. Bennett	Vice President, Chief Financial Officer, Secretary and Treasurer; Age 68	1989

Timothy P. Murphy	Vice President of Human Resources; Age 62	2008

Fati A. Elgendy	President and Chief Operating Officer of Perma-Pipe; Age 63	1990

Robert A. Maffei	Vice President, Perma-Pipe; Age 64	1987

John Mark Foster	President, Midwesco Filter; Age 50	2008

Stephen C. Buck	President, Thermal Care; Age 63	2007

Edward A. Crylen	President and Chief Operating Officer of Midwesco Mechanical and Energy; Age 60	2006
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

Michael D. Bennett, Chief Financial Officer and Vice President since August 1989.

Timothy P. Murphy, Vice President of Human Resources since May 2008. Prior to joining the Company, Mr. Murphy spent 28 years as a business consultant in roles including Principal Partner of Murphy & Hill Consulting, Managing Director of the Bay Area office of RHR, International and Consultant with YSC, Ltd. Mr. Murphy previously consulted to the Company from 1985 to 2008.

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

Economic factors. In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted all of the Company's businesses, directly or indirectly. Downturns in such general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. Many of customers and suppliers felt the impact of the economic downturn. A downturn in one or more of our significant markets could have a material adverse effect on the Company's business, results of operations or financial condition. Because economic and market conditions vary within the Company's segments, the Company's performance by segment will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices. Failure to successfully manage any of these risks could have an adverse impact on the Company's financial position, results of operations and cash flows.

Customer access to capital funds. Uncertainty about current economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company's products. The adverse effect of the recent credit availability experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other GCC countries, negatively impacting sales volume at the U.A.E. facility.

Rapid growth of business. Expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems as well as on the Company's ability to attract and retain competent employees. In the future, we may seek to grow our business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

•	strain on working capital;

•	diversion of management from other activities which could impair the operation of existing businesses;

•	failure to successfully integrate the acquired businesses or facilities into existing operations;

•	inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of the acquired business or facility;

•	exposure to unanticipated liabilities; and

•	failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including the general economic risk, the Company may not be able to realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments.

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

Government regulation. Demand for the Company's leak detection and location and secondary containment piping systems is driven primarily by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates have increased the demand for the Company's leak detection and location and secondary containment piping systems. Filtration products, to a large extent, is dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act. Although changes in such environmental regulations could significantly alter the demand for the Company's products and services, the Company does not believe such a change is likely to decrease demand in the foreseeable future.

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
Competition. The businesses in which the Company is engaged are highly competitive. Many of the competitors are larger and have more resources. Additionally, many of the Company's products are also subject to competition from alternative technologies and alternative products. To the extent the Company relies upon a single source for key components of several of its products, the Company believes there are alternate sources available for such components; however, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms. In periods of declining demand, the Company's fixed cost structure may limit ability to cut costs, which may be a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and operating losses.

Backlog. The Company defines backlog as the revenue value in dollars resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is responsible for all finished goods, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue.

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

Regulatory and legal requirements. As a public company, the Company is required to comply with the reporting obligations of the Securities Exchange Act of 1934. Keeping informed of and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, Dodd-Frank Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources. Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2.    PROPERTIES
Piping Systems

Illinois	Owned production facilities and office space	16,800 square feet
Louisiana	Owned production facilities and leased land	18,900 square feet
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Joint venture owned production facilities and office space	87,160 square feet on approximately 128 acres
India	Leased production facilities, office space and land	34,900 square feet on approximately 4.5 acres
Kingdom of Saudi Arabia	Owned production facilities and leased land	89,000 square feet on approximately 19 acres
United Arab Emirates	Leased office space and land for production facilities	119,300 square feet on approximately 18 acres

Filtration Products

Illinois	Bolingbrook - owned production facilities and office space	101,500 square feet on 5.5 acres
	Cicero - owned production facilities and office space currently idle	130,700 square feet on 2.8 acres
Virginia	Owned production facilities	97,500 square feet on 5.0 acres
	Leased production facilities and office space	67,000 square feet
Denmark	Owned production facilities and office space	69,800 square feet on 3.5 acres

Industrial Process Cooling

Illinois	Owned production facilities and office space	87,600 square feet on 8.1 acres
Denmark	Owned production facilities and office space	16,500 square feet

The Company's principal executive offices, which occupy approximately 23,400 square feet of space in Niles, Illinois, are owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and, that productive capacities will be adequate for present and currently anticipated needs.

The Company has three significant lease agreements as follows:

•	Land in the Kingdom of Saudi Arabia is leased through 2030 and 2031.

•	Office space of approximately 119,300 square feet and land for production facilities in the U.A.E. leased until June 30, 2030.

•	Production facilities and office space of approximately 67,000 square feet in Virginia are leased through July 31, 2012 and July 31, 2013, respectively.

For further information, see Note 6 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS - The Company had no material pending litigation.

Item 4.    MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's fiscal year ends on January 31. Years and balances described as 2011 and 2010 are the fiscal years ended January 31, 2012 and 2011 respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI". The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2011 and 2010.

	High	Low
2011
First Quarter	$13.06	$9.57
Second Quarter	10.21	6.96
Third Quarter	9.47	6.51
Fourth Quarter	7.51	6.43
2010
First Quarter	7.21	6.16
Second Quarter	6.95	5.86
Third Quarter	8.76	6.25
Fourth Quarter	11.00	7.68

As of March 15, 2012, there were 74 stockholders of record and other additional shareholders for whom securities firms acted as nominees.

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

Neither the Company nor any "affiliated purchaser" as defined in Rule 10b-18 purchased any shares of the Company's Common Stock during the period covered by this report. The Company has not made any sale of unregistered securities during the preceding three years.

The Transfer Agent and Registrar for the Common Shares is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, (212) 509-4000.

Equity Compensation Plan Information

The following table provides information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2012.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	842,966	$11.48	503,435

ITEM 6. SELECTED FINANCIAL DATA - Not applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained under the caption MD&A and other information contained elsewhere in this annual report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including but not limited to those under the heading Item 1A. Risk Factors.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Backlog ($ in thousands):	2011		2010
Piping Systems	$53,769	*	$46,452
Filtration Products	14,473		17,178
Industrial Process Cooling	6,431		4,332
Corporate and Other	8,539		9,751
Total	$83,212		$77,713
*net of order cancelled after January 31, 2012 due to technical matters

MFRI, Inc. is engaged in the manufacture and sale of products in three reportable segments: piping systems, filtration products and industrial process cooling. Piping systems' domestic sales and earnings are seasonal, typically lower during the fourth and first quarters due to unfavorable weather for construction over much of North America and are correspondingly higher during the second and third quarters. The Company website address is www.mfri.com.

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

Critical accounting policies and estimates

MD&A discusses the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management believes that judgments and estimates related to the following critical accounting policies could materially affect the consolidated financial statements:

•	Revenue recognition

•	Percentage of completion revenue recognition

•	Inventory

•	Income taxes

•	Equity-based compensation

•	Fair value of financial instruments

In the fourth quarter of 2011, there were no changes in the above critical accounting policies.

In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted all of the Company's businesses, directly or indirectly. Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain. Because economic and market conditions vary within the Company's segments, the Company's future performance by segment will also vary. Should current economic conditions continue, or a further downturn in one or more of our significant markets, the Company could experience a period of declining net sales, which could adversely impact the Company's results of operations.

Correction of immaterial errors

In the fourth quarter of 2011, management discovered prior period tax errors related mainly to transfer pricing . The cumulative adjustment for the tax errors covering the period from February 1, 2007 to January 31, 2011, was approximately $315 thousand. The adjustment applicable to the fourth quarter of 2010 was approximately $135 thousand and the adjustment applicable to prior years (February 2007 - January 2010) totaled approximately $180 thousand. Pursuant to the guidance of SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-K have been revised to facilitate comparability between current and prior year periods. For further information, see Note 7 Correction of immaterial errors - in the Notes to Consolidated Financial Statements.

2011 Compared to 2010

Net sales were $233.5 million in 2011, an increase of 7% from $219 million in 2010. Sales increased in filtration products, industrial process cooling and HVAC. Piping systems' sales declined due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility.

Gross profit of $36 million in 2011 decreased 18% from $44 million in 2010. Gross margin was 16% compared to 20% in 2010. Gross profit increased significantly in filtration products, industrial process cooling and HVAC due to increased sales volume and margin improvements. Piping systems' gross profit decreased considerably to $14.4 million in 2011 from $27.3 million in 2010 due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In the second quarter, piping systems also incurred a one-time extended service claim of approximately $0.6 million.

General and administrative expenses decreased 6% to $26.3 million from $28 million. The reduction was mainly due to lower profit-based management incentive compensation expense, lower stock compensation expense and lower legal expenses partially offset by start-up costs for piping systems' new facility in Saudi Arabia.

Selling expenses increased 11% to $15.1 million from $13.6 million. A change in piping systems' domestic sales commission program resulted in increased sales commission expense, additional sales in industrial process cooling led to higher commission expense and higher healthcare costs were partially offset by reduced costs from closing the facility in South Africa recorded in 2010.

The Company's worldwide effective income tax rates, ("ETR"), for 2011 and 2010 were (0.3)% and (67.0)%, respectively. For additional information, see the Income Tax section of the MD&A and see Note 8 - Income taxes in the Notes to the Financial Statements.

Net loss was $5 million compared to net income of $4.4 million in 2010. This change is mainly the result of lower volume at the U.A.E. facility and no large project related activity at the India facility. Furthermore piping systems incurred expenses of $1.0 million for the fourth quarter and $2.3 million for 2011 relating to the new start-up facility in Saudi Arabia.

Piping Systems

The adverse effect of the credit crisis experienced by the Emirate of Dubai has significantly decelerated construction activity both in the U.A.E. and across other GCC countries, negatively impacting sales volume at the U.A.E. facility.

The manufacturing facility in Dammam, Saudi Arabia is production ready and staff has been recruited and trained. Initial customer orders have been received, technical submittals are awaiting approval and procurement of raw materials is currently underway. Expenses of $1.0 million for the fourth quarter and $2.3 million for 2011 relating to this new start-up facility were recorded to cost of goods sold, general and administrative and selling expenses.

Piping systems' domestic sales and earnings are seasonal, typically lower during the fourth and first quarters due to unfavorable weather for construction over much of North America and are correspondingly higher during the second and third quarters.

($ in thousands)	2011	2010	% (Decrease)
Net sales	$96,977	$104,559	(7)%

Gross profit	14,382	27,303	(47)%
Percentage of net sales	15%	26%

Income from operations	1,115	13,831	(92)%
Percentage of net sales	1%	13%

Despite significant sales drops in the Middle East and India, net sales of $97 million decreased only 7% from $104.6 million, in the prior-year due to reduced activity at the U.A.E. facility and no large project related revenue at the India facility, partially offset by a rise in domestic oil and gas product sales.

Gross margin decreased to 15% of net sales from 26% of net sales in the prior-year due to lower volume at the U.A.E. facility and no large project related activity at the India facility. In the second quarter, piping systems incurred a one-time extended service claim of approximately $0.6 million.

General and administrative expense decreased to $9 million or 9.5% of net sales in 2011 from $10 million or 9.9% of net sales in 2010. The reduction in general and administrative expenses was due to lower profit based management incentive compensation, legal expenses and reduced staffing at the U.A.E. location, partially offset by increased healthcare costs.

Selling expense increased to $4 million or 4% of net sales in 2011 from $3 million or 3% of net sales in 2010. This increase was due to a change in the domestic sales commission program, which resulted in higher sales commission expense in the period.

Filtration Products

The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was extremely competitive and therefore resulted in relatively low gross margins in all periods.

Filtration products is dependent on government regulation of air quality at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act. Although there can be no assurance what the ultimate effect of the Clean Air Act will be on filtration products, the Company believes the Clean Air Act is likely to have a positive long-term effect on demand for the Company's filtration products and services.

($ in thousands)	2011	2010	% Increase
Net sales	$93,705	$85,133	10%

Gross profit	12,466	10,394	20%
Percentage of net sales	13%	12%

Income (loss) from operations	614	(1,335)	146%
Percentage of net sales	0.7%	(1.6)%

Net sales increased 10% to $94 million in 2011 from $85 million in 2010 due to improving business conditions in filtration products. New pricing models are being used in an effort to shift the mix of products sold and improve overall profitability.

Gross margin increased to 13% of net sales from 12% of net sales in 2010 primarily due to cost containment efforts and improved product mix.

In July 2010, the Company announced that the facility in South Africa would close in the third quarter. Expenses related to the closing were approximately $577 thousand. In 2010, these expenses were included in cost of goods sold, general and administrative and selling expenses.

General and administrative expenses increased to $5 million from $4.8 million and as a percentage of net sales decreased to 5.3% from 5.6% in 2010. The dollar increase was due to additional staffing, foreign exchange currency loss and an increase in bad debt expense partially offset by closing costs related to the facility in South Africa.

Selling expenses remained level at $6.9 million. Additional staffing and higher advertising expenses were offset by the 2010 closing of the South Africa facility. Selling expenses as a percentage of net sales decreased to 7.3% in 2011 from 8.2% of net sales in 2010.

Industrial Process Cooling

($ in thousands)	2011	2010	% Increase
Net sales	$32,112	$26,220	22%

Gross profit	8,541	7,044	21%
Percentage of net sales	27%	27%

Income from operations	810	295	175%
Percentage of net sales	2.5%	1.1%

Net sales of $32 million increased 22% from $26 million in 2010 due to improving business conditions in the domestic plastic and industrial market sectors.

Gross profit increased 21% to $8.5 million from $7 million in 2010. Gross margin remained constant as a percentage of net sales.

General and administrative expenses increased to $3.6 million from $3.2 million in 2010 and decreased as a percentage of net sales to 11% from 12% in 2010 due to the effect of higher sales. The change in spending was a result of restoring compensation to levels before wage reductions implemented during the economic downturn, increased profit based management incentive compensation expense related to improved performance, additional staffing and increased professional expenses including legal costs.

Selling expenses increased to $4.2 million in 2011 from $3.5 million in 2010 primarily driven by an increase in commission expense due to higher sales, restoring compensation to levels before wage reductions implemented during the economic downturn and higher healthcare costs. Selling expenses as a percentage of net sales decreased to 13% from 13.5% of net sales in 2010 due to the effect of higher sales.

Corporate and Other

Net sales of $10.7 million in 2011 increased from $2.7 million in 2010 due to increased construction activity.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased 11% to $8.5 million or 3.7% of net sales from $9.6 million or 4.4% of net sales in 2010. The decrease was due to lower profit-based management incentive and stock compensation expense.

Interest expense increased to $2.2 million from $1.9 million in 2010 primarily due to higher borrowings and interest rates. Interest income increased to $728 thousand from $676 thousand due to higher cash balances held overseas in piping systems.

INCOME TAXES

The Company's worldwide ETRs were (0.3)% and (67.0)% in 2011 and 2010, respectively. The ETR in the periods presented was the result of the mix of income earned in multiple tax jurisdictions with various income tax rates. Income earned in the U.A.E. is not subject to any local country income tax. The ETR in 2011 was less than the statutory U.S. federal income tax rate, due to foreign losses and repatriation of foreign earnings. The ETR in 2010 was less than the statutory U.S. federal income tax rate, mainly due to the large portion of income earned in the U.A.E.

The January 31, 2012 computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. The Company recorded $1.8 million in tax expense associated with the $3.1 million repatriation of foreign earnings that occurred in July 2011. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. A deferred tax asset of $1.3 million has been established for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

During 2011, the Company reevaluated the need for a valuation allowance against deferred tax assets and determined that no reserve was needed. As of January 31, 2011 and January 31, 2012, no valuation allowance was deemed necessary on all domestic deferred tax assets except for certain state net operating losses, ("NOL"). The Company believes that it will be more likely than not that the research and development credits will be utilized within the next five years; therefore, the Company has released the valuation allowance of $0.8 million for the $1.3 million research and development credits established in 2009. Another contributing factor to the unusual ETR is the valuation allowance set up on the NOL in Saudi Arabia. The Company does not record a tax benefit for its start-up entities.

As of January 31, 2012, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

A reconciliation of the ETR to the U.S. Statutory tax rate is as follows:

	2011	2010
Statutory tax rate	34.0%	34.0%
Differences in foreign tax rate	(28.8)%	(60.7)%
Foreign tax credit	26.2%	—%
Research tax credit and release of valuation allowance	19.1%	—%
Repatriation	(36.4)%	—%
Valuation allowance for foreign and state NOLs	(10.1)%	(20.8)%
Nontaxable income from the Canadian joint venture	10.7%	(12.8)%
State taxes, net of federal benefit	(8.4)%	(16.6)%
All other, net expense	(6.6)%	9.9%
Effective income tax rate	(0.3)%	(67.0)%

For further information, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2012 were $4.2 million as compared to $16.7 million at January 31, 2011. The decrease was primarily for the new facility in Saudi Arabia. The Company's working capital was $43 million at January 31, 2012 compared to $59 million at January 31, 2011. Cash used in operations in 2011 was $0.2 million compared to cash provided by operations of $8.7 million at January 31, 2011.

In July 2011, the Company recorded a one-time $1.8 million tax expense associated with a $3.1 million repatriation of foreign earnings. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash will be paid for this tax in the U.S. since the Company has a net operating loss carryforward for federal income taxes. The Company does not intend to repatriate remaining unremitted foreign earnings and anticipates reinvesting these earnings overseas to fund current working capital requirements and expansion in foreign markets. If the Company repatriates unremitted foreign earnings, it will have negative tax implications.

Net cash used in investing activities in 2011 included $10 million for capital expenditures, primarily for machinery and equipment in piping systems of which $6.6 million was related to the new plant in Saudi Arabia. The Company estimates that capital expenditures for 2012 will be approximately $8 million, of which the Company may finance capital expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit. The majority of such expenditures relates to foreign growth within piping systems.

Debt totaled $37.4 million at January 31, 2012, a decrease of $2 million since January 31, 2011. Net cash used by financing activities was $1.9 million. Other long-term liabilities of $5.1 million were composed primarily of accrued pension cost and deferred compensation.

The following table summarizes the Company's estimated contractual obligations at January 31, 2012.

($ in thousands)		Year Ending January 31,
Contractual obligations	Total	2013	2014	2015	2016	2017	Thereafter
Revolving line domestic (1)	$18,252	$—	$18,252	$—	$—	$—	$—
Mortgages (2)	17,699	1,156	926	929	928	927	12,833
Revolving line foreign	1,986	673	75	75	75	75	1,013
Term loans (3)	5,396	1,436	1,886	340	62	62	1,610
Subtotal	43,333	3,265	21,139	1,344	1,065	1,064	15,456
Capitalized lease obligations	2,133	518	465	406	385	359	—
Operating lease obligations (4)	11,871	2,148	1,765	1,504	1,306	1,242	3,906
Projected pension contributions (5)	3,979	705	308	325	343	347	1,951
Deferred compensation (6)	5,686	571	105	105	105	52	4,748
Employment agreements (7)	101	—	—	—	—	—	101
Uncertain tax position obligations (8)	945	—	—	—	—	—	945
Total	$68,048	$7,207	$23,782	$3,684	$3,204	$3,064	$27,107
Notes to contractual obligations table

(1)
Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt at January 31, 2012, and the weighted average interest rate of 3.51% on that debt, such interest was being incurred at an annual rate of approximately $0.8 million.

(2)	Scheduled maturities, including interest.

(3)
Term loan obligations exclude floating rate interest on term loan with a January 31, 2012 balance of $1.1 million. Based on the amount of such debt as of January 31, 2012, and the weighted average interest rate of 3.34% on that debt, such interest was being incurred at an annual rate of approximately $42 thousand.

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

(7)	Refer to the proxy statement for a description of compensation plans for Named Executive Officers.

(8)	Refer to Note 8 - Income Taxes in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving asset-based line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends, and require attainment of levels of profitability and cash flows. At January 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2012, the prime rate was 3.25%, the LIBOR rate was 0.375%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.5 and 2.75 percentage points, respectively. Monthly interest payments were made during the years ended January 31, 2012 and 2011. As of January 31, 2012, the Company had borrowed $18.3 million and had $6.9 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2012, the amount of such restricted cash was $1.7 million. Cash required for operations is provided by draw-downs on the line of credit.

The Company also has credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are in the form of overdraft facilities at rates competitive in the countries in which the Company operates. At January 31, 2012, borrowings under these credit arrangements totaled $1.5 million; an additional $3.8 million remained unused.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's significant accounting policies are discussed in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known.

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

Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations as required.

New accounting pronouncements. See "Financial Statements - Notes to Consolidated Financial Statements," Note 2 - "New accounting pronouncements," for information regarding new accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2012 and 2011 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2012 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, MFRI's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report").

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2012, based on criteria in the COSO Report.

Change in Internal Controls. There has been no change in internal control over financial reporting that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.    OTHER INFORMATION - None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2012 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2012 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2012 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2012 annual meeting of stockholders.

Item 14.    PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2012 annual meeting of stockholders.

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

We have audited the accompanying consolidated balance sheets of MFRI Inc. (a Delaware corporation) and
Subsidiaries (the Company) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the two years ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI Inc. and Subsidiaries as of January 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Chicago, Illinois
April 30, 2012

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	January 31,
(In thousands, except per share data)	2012	2011

Net sales	$233,496	$218,598
Cost of sales	197,203	174,140
Gross profit	36,293	44,458

Operating expenses:
General and administrative expense	26,252	27,926
Selling expense	15,132	13,634
Total operating expenses	41,384	41,560

(Loss) income from operations	(5,091)	2,898

Income from joint venture	1,558	983

Interest expense, net	1,437	1,261
(Loss) income before income taxes	(4,970)	2,620

Income tax expense (benefit)	17	(1,755)

Net (loss) income	$(4,987)	$4,375

Weighted average number of common shares outstanding
Basic	6,878	6,842
Diluted	6,878	6,850

(Loss) earnings per share
Basic and diluted	$(0.73)	$0.64

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except per share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$4,209	$16,718
Restricted cash	1,854	984
Trade accounts receivable, less allowance for doubtful accounts of $235 at January 31, 2012 and $346 at January 31, 2011	28,109	36,634
Inventories, net	39,968	35,509
Prepaid expenses and other current assets	3,973	4,575
Deferred tax assets - current	1,946	2,389
Costs and estimated earnings in excess of billings on uncompleted contracts	2,375	2,055
Income tax receivable	—	204
Total current assets	82,434	99,068
Property, plant and equipment, net of accumulated depreciation	47,842	43,655
Other assets
Deferred tax assets - long-term	10,967	8,470
Note receivable from joint venture	4,195	4,270
Investment in joint venture	4,636	3,078
Cash surrender value of deferred compensation plan	2,782	2,869
Other assets	3,860	1,605
Patents, net of accumulated amortization	331	260
Total other assets	26,771	20,552
Total assets	$157,047	$163,275
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,020	$19,296
Commissions and management incentives payable	4,722	6,867
Accrued compensation and payroll taxes	4,571	4,332
Other accrued liabilities	2,610	3,166
Current maturities of long-term debt	2,736	3,082
Customers' deposits	2,432	1,913
Billings in excess of costs and estimated earnings on uncompleted contracts	1,978	1,597
Income tax payable	417	—
Total current liabilities	39,486	40,253
Long-term liabilities
Long-term debt, less current maturities	34,682	36,192
Deferred compensation liabilities	5,686	5,138
Other long-term liabilities	5,074	3,638
Total long-term liabilities	45,442	44,968
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,913 issued and outstanding at January 31, 2012 and 6,851 issued and outstanding at January 31, 2011	69	69
Additional paid-in capital	49,828	49,003
Retained earnings	22,802	27,789
Accumulated other comprehensive (loss) income	(580)	1,193
Total stockholders' equity	72,119	78,054
Total liabilities and stockholders' equity	$157,047	$163,275
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

($ in thousands)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Balances at January 31, 2010	$68	$48,061	$23,414	$814		$72,357

Net income			4,375		4,375	4,375
Stock options exercised	1	45				46
Stock-based compensation expense		895				895
Excess tax benefit from stock options exercised		2				2
Interest Rate Swap (net of taxes of $43)				(334)	(334)	(334)
Pension liability adjustment (net of taxes of $525)				203	203	203
Foreign currency translation adjustment				510	510	510
Balances at January 31, 2011	$69	$49,003	$27,789	$1,193	$4,754	$78,054

Net loss			(4,987)		(4,987)	(4,987)
Stock options exercised	—	210				210
Stock-based compensation expense		621				621
Excess tax expense from stock options exercised		(6)				(6)
Interest Rate Swap (net of tax benefit of $120)				139	139	139
Pension liability adjustment (net of taxes of $1,119)				(970)	(970)	(970)
Foreign currency translation adjustment				(942)	(942)	(942)
Balances at January 31, 2012	$69	$49,828	$22,802	($580)	($6,760)	$72,119

Common stock shares	2011	2010
Balance beginning of year	6,851,471	6,836,433
Stock options exercised	61,300	15,038
Balance end of year	6,912,771	6,851,471

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	January 31,
($ in thousands)	2012	2011
Operating activities
Net (loss) income	$(4,987)	$4,375
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	5,582	6,070
Deferred tax benefit	(2,095)	(3,752)
Income from joint venture	(1,558)	(983)
Stock-based compensation expense	621	895
Cash surrender value of deferred compensation plan	86	(377)
Loss on sale of fixed assets	115	69
Changes in operating assets and liabilities
Accounts payable	1,308	4,820
Accrued compensation and payroll taxes	(1,852)	(2,583)
Inventories	(4,593)	1,706
Customers' deposits	520	(1,607)
Income taxes receivable and payable	638	1,214
Prepaid expenses and other current assets	(234)	(1,408)
Accounts receivable, net	8,075	(488)
Other assets and liabilities	(1,816)	763
Net cash (used in) provided by operating activities	(190)	8,714

Investing activities
Additions to property, plant and equipment	(10,086)	(4,030)
Proceeds from sales of property and equipment	18	96
Net cash used in investing activities	(10,068)	(3,934)

Financing activities
Borrowings	195,363	151,258
Payment of debt	(196,671)	(148,904)
(Decrease) increase in drafts payable	(475)	1,166
Payment on capitalized lease obligations	(293)	(198)
Stock options exercised	210	45
Tax benefit of stock options exercised	—	2
Net cash (used in) provided by financing activities	(1,866)	3,369

Effect of exchange rate changes on cash and cash equivalents	(385)	502
Net (decrease) increase in cash and cash equivalents	(12,509)	8,651
Cash and cash equivalents - beginning of period	16,718	8,067
Cash and cash equivalents - end of period	4,209	16,718
Supplemental cash flow information
Cash paid for
Interest expense	$2,117	$1,992
Income taxes paid, net of refunds	431	1,108
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2012 and 2011
(Tabular dollars in thousands, except per share data)

Note 1 - Business and segment information

MFRI, Inc. ("MFRI", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. MFRI is engaged in the manufacture and sale of products in three distinct segments: piping systems, filtration products and industrial process cooling.

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2011 and 2010 are the fiscal years ended January 31, 2012 and 2011, respectively.

Nature of business. Piping systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. This segment's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, waste streams and petroleum liquids, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. Piping systems' leak detection and location systems are sold as part of many of its piping systems products, and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. Filtration products manufactures and sells a wide variety of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. Filtration products markets air filtration related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. Industrial process cooling designs, manufactures and sells industrial process cooling, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. Corporate and Other includes the installation of HVAC systems, that is not sufficiently large to constitute a reportable segment. The Company's products are sold both within the U.S. and internationally.

MFRI's reportable segments are strategic businesses that offer different products and services. Each is managed separately based on fundamental operating differences. Each strategic business was acquired as a unit and management at the time of acquisition was retained. The Company evaluates performance based on gross profit and income or loss from operations.

Segment information was as follows:

	2011	2010
Net sales
Piping Systems	$96,977	$104,559
Filtration Products	93,705	85,133
Industrial Process Cooling	32,112	26,220
Corporate and Other	10,702	2,686
Total net sales	$233,496	$218,598
Gross profit (loss)
Piping Systems	$14,382	$27,303
Filtration Products	12,466	10,394
Industrial Process Cooling	8,541	7,044
Corporate and Other	904	(283)
Total gross profit	$36,293	$44,458
Income (loss) from operations
Piping Systems	$1,115	$13,831
Filtration Products	614	(1,335)
Industrial Process Cooling	810	295
Corporate and Other	(7,630)	(9,893)
Total (loss) income from operations	$(5,091)	$2,898
Income (loss) before income taxes
Piping Systems	$2,673	$14,814
Filtration Products	614	(1,335)
Industrial Process Cooling	810	295
Corporate and Other	(9,067)	(11,154)
Total (loss) income before income taxes	$(4,970)	$2,620
Segment assets
Piping Systems	$74,717	$77,371
Filtration Products	55,095	56,427
Industrial Process Cooling	10,810	10,545
Corporate and Other	16,425	18,932
Total segment assets	$157,047	$163,275
Capital expenditures
Piping Systems	$8,396	$2,578
Filtration Products	1,449	1,218
Industrial Process Cooling	51	34
Corporate and Other	190	200
Total capital expenditures	$10,086	$4,030
Depreciation and amortization
Piping Systems	$3,076	$3,401
Filtration Products	1,734	1,822
Industrial Process Cooling	154	167
Corporate and Other	618	680
Total depreciation and amortization	$5,582	$6,070

Geographic information. Net sales are attributed to a geographic area based on the destination of the product shipment. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

	2011	2010
Net sales
United States	$163,104	$144,336
Mexico, South America, Central America and the Caribbean	22,370	3,336
Europe	20,815	17,286
Middle East	12,721	31,927
Canada	6,894	6,936
All other Asia	3,513	3,809
India	2,259	9,772
Africa	385	817
Other	1,435	379
Total net sales	$233,496	$218,598

Long-lived assets
United States	$30,366	$31,375
Middle East	11,417	6,050
Denmark	4,623	4,585
India	1,436	1,645
Total long-lived assets	$47,842	$43,655

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

Sales tax. Sales tax is reported on a net basis in the consolidated financial statements.

Operating cycle. The length of piping systems contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year. The Company's other businesses do not have an operating cycle beyond one year.

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Correction of immaterial errors. Prior year amounts were revised to reflect the out-of-period correction for tax errors. For further information, see Correction of immaterial errors in the Notes to Consolidated Financial Statements.

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $4.2 million and $16.7 million as of January 31, 2012 and 2011, respectively. The balance is primarily cash and cash equivalents at the foreign subsidiaries.

The Company has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist. Accounts payable included drafts payable of $3.3 million and $3.8 million as of January 31, 2012 and 2011, respectively.

Restricted cash. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2012, the amount of such restricted cash was $1.7 million. At January 31, 2012, $0.2 million of restricted cash was held by a foreign subsidiary.

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S. collateral is not generally required. In the U.A.E., letters of credit are obtained for substantially all orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentration of credit risk. The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world. In the fiscal years ended January 31, 2012 and 2011, no customer accounted for 10% or more of the Company's net sales.

Accumulated other comprehensive (loss) income. Represents the change in equity from non-owner transactions and consisted of foreign currency translation, minimum pension liability and an interest rate swap.

	2011	2010
Equity adjustment foreign currency	$1,442	$2,384
Minimum pension liability, gross	(2,945)	(1,381)
Interest rate swap, gross	(316)	(291)
Subtotal excluding tax effect	(1,819)	712
Tax effect of Minimum pension liability	1,119	524
Tax effect of interest rate swap	120	(43)
Total other comprehensive (loss) income	($580)	$1,193

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

	2011	2010
Raw materials	$33,166	$29,780
Work in process	2,927	1,963
Finished goods	4,715	4,940
Subtotal	40,808	36,683
Less allowances	840	1,174
Inventories, net	$39,968	$35,509

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization. Depreciation expense was approximately $5.4 million in 2011 and $5.9 million in 2010.

	2011	2010
Land, buildings and improvements	$36,565	$33,460
Machinery and equipment	50,066	46,138
Furniture, office equipment and computer systems	12,682	13,229
Transportation equipment	465	486
Subtotal	99,778	93,313
Less accumulated depreciation and amortization	51,936	49,658
Property, plant and equipment, net	$47,842	$43,655

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if patent protection were not available. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.5 million and $2.4 million as of January 31, 2012 and 2011, respectively. Accumulated amortization was approximately $2.20 million and $2.17 million as of January 31, 2012 and 2011, respectively. Future amortizations over the next five years ending January 31 will be $49,300 in 2012, $46,000 in 2013, $43,400 in 2014, $36,300 in 2015, $26,500 in 2016, and $129,600 thereafter.

Investment in joint venture. In October 2009, the Company invested $5.9 million, which consisted of $2.0 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Insituform Technologies, Inc. The joint venture completed an acquisition of Garneau, Inc's pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market.

The Company accounts for the investment in joint venture using the equity method. The financial results included in the Company's consolidated financial statements.

	2011	2010
Share of income from joint venture	$1,558	$983

The following information summarizes the joint venture financial data as of January 31:

	2011	2010
Current assets	$14,381	$9,676
Noncurrent assets	14,259	12,633
Current liabilities	3,449	2,616
Noncurrent liabilities	15,403	13,034
Equity	9,789	7,657
Revenue	29,010	22,164
Gross profit	7,565	5,685
Income from continuing operations	5,137	3,718
Net income	$3,189	$2,032

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was $2.1 million in 2011 and $1.8 million in 2010.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets for realizability at each reporting period.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For further information, see Note 8 - Income Taxes in the Notes to Consolidated Financial Statements.

Net (loss) income per common share. Earnings per share ("EPS") are computed by dividing net (loss) income by the weighted average number of common shares outstanding (basic) plus all potentially dilutive common shares outstanding during the year (diluted).

Basic weighted average number of common shares outstanding	2011	2010
Basic weighted average number of common shares outstanding	6,878	6,842
Dilutive effect of stock options	—	8
Weighted average number of common shares outstanding assuming full dilution	6,878	6,850

Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	653	385
Expired or canceled options during the year	28	50
Stock options with an exercise price below the average stock price	190	441

In 2011, a total of 61,300 stock options were exercised.

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

New accounting pronouncements. In September 2011, the Financial Accounting Standards Board, ("FASB") issued new guidance which requires additional disclosures about an employer's participating in multi-employer pension plans. The new guidance is effective for annual periods ending after December 15, 2011. The Company's adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

Other accounting guidance that has been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Retention

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0.6 million and $2.2 million were included in the balance of trade accounts receivable as of January 31, 2012 and 2011, respectively.

Retention payable is the amount withheld by the Company until a contract is completed. Retention payables of $0.4 million and $0.2 million were included in the balance of trade accounts payable as of January 31, 2012 and 2011, respectively.

Note 4 - Costs and estimated earnings on uncompleted contracts

	2011	2010
Costs incurred on uncompleted contracts	$61,938	$40,039
Estimated earnings	11,550	6,668
Earned revenue	73,488	46,707
Less billings to date	73,091	46,249
Total	$397	$458
Balance sheet classification
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,375	$2,055
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,978)	(1,597)
Total	$397	$458

Note 5 - Debt

Debt	2011	2010
Revolving line domestic	$18,252	$18,252
Mortgage notes	11,012	11,864
Revolving lines foreign	1,526	2,180
Term loans	4,797	6,562
Capitalized lease obligations (See Note 6 - Lease information)	1,831	416
Total debt	37,418	39,274
Less current maturities	2,736	3,082
Total long-term debt	$34,682	$36,192

The following table summarizes the Company's scheduled maturities at January 31,:

	Total	2013	2014	2015	2016	2017	Thereafter
Revolving line domestic	$18,252	$—	$18,252	$—	$—	$—	$—
Mortgages	11,012	499	281	298	315	333	9,286
Revolving line foreign	1,526	589	—	—	—	—	937
Term loans	4,797	1,237	1,749	263	—	—	1,548
Capitalized lease obligations	1,831	411	379	345	349	347	—
Total	$37,418	$2,736	$20,661	$906	$664	$680	$11,771

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving asset-based line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends, and require attainment of levels of profitability and cash flows. At January 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2012, the prime rate was 3.25%, the LIBOR rate was 0.375%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.5 and 2.75 percentage points, respectively. Monthly interest payments were made during the years ended January 31, 2012 and 2011. As of January 31, 2012, the Company had borrowed $18.3 million and had $6.9 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2012, the amount of such restricted cash was $1.7 million. Cash required for operations is provided by draw-downs on the line of credit. The weighted average interest rates based on the domestic revolving line balance at January 31, 2012 and 2011, were 3.51% and 3.16%, respectively.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages. On July 10, 2010, the Company obtained a loan in the amount of 4,649,000 Danish Kroners ("DKK")
(approximately $850 thousand U.S. dollars at the prevailing exchange rate on transaction date) from a Danish bank under a mortgage note secured by its industrial process cooling manufacturing facility in Denmark. The loan has an interest rate of 3.29%, quarterly payments of approximately $16 thousand for both principal and interest and matures July 2030.

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

On December 31, 2005, the Company obtained a loan in the amount of 7,067,000 DKK (approximately $1.1 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to partially finance a building addition at the filtration products manufacturing facility in Denmark. The loan bears interest at 4.28% with quarterly payments of $23 thousand for both principal and interest and matures December 2025.

On May 11, 2005, the Company obtained a loan in the amount of 3,241,500 DKK (approximately $536 thousand

U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to partially finance the building addition. The loan bears interest at 4.89% with quarterly payments of $11 thousand for both principal and interest and matures May 2025.

On July 31, 2002, Perma-Pipe, Inc. borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. The loan bears interest at 7.75% with monthly payments of $21 thousand for both principal and interest and matures July 2012

On April 26, 2002, Midwesco Filter borrowed $2.0 million under a mortgage note secured by its manufacturing facility in Winchester, Virginia. Proceeds from the mortgage, net of a prior mortgage loan were used to make payments under the Term Loan (defined below). The loan bears interest at 7.10% with a monthly payment of $24 thousand for both principal and interest and matures April 2012.

Revolving lines foreign. The Company also has credit arrangements used by its Denmark and U.A.E. subsidiaries. These credit arrangements are in the form of overdraft facilities at rates competitive in the countries in which the Company operates. The interest rate at the Denmark subsidiaries was 4.9% January 31, 2012, and the interest rate at the U.A.E subsidiaries was 6.0% at January 31, 2012. At January 31, 2012, borrowings under these credit arrangements totaled $1.5 million; an additional $3.8 million remained unused.

Term loans. On May 14, 2010, Perma-Pipe, Inc. borrowed $1.0 million under an equipment loan secured by equipment. The loan bears interest at 5.8393% with monthly payments of $24 thousand for both principal and interest and matures May 2014.

The Company purchased insurance on the lives of key executive officers. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash surrender value of life insurance is reported in long term assets on the balance sheet. On April 27, 2010, the Company obtained a loan with no maturity date in the amount of $2.0 million collateralized by the cash surrender value of the policies. The loans carry interest at a rate of 4.25% and require interest only payments annually. At January 31, 2012, the balance was $1.5 million.

On August 28, 2007, the Company amended and restated the Term Loan Note to $3.0 million ("Term Loan"). Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2012, the prime rate was 3.25%, the LIBOR rate was 0.375% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.75 and 3 percentage points, respectively. The Company is scheduled to pay $107 thousand of principal on the first days of March, June, September and December in each year, with the remaining unpaid principal payable on November 30, 2013. The weighted average interest rates based on this loan at January 31, 2012 and 2011, were 3.34% and 2.92%, respectively

On December 30, 2005, Perma-Pipe, Inc. borrowed $0.9 million under an equipment loan secured by equipment. The loan bears interest at 6.23% with monthly payments of $13 thousand for both principal and interest and matures December 2012.

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for a building for the filtration products' facility in Denmark, in the amount of 700,000 Euros, approximately $0.8 million U.S. dollars at the exchange rate prevailing on the transaction date. The loan bears interest at 6.1% with quarterly payments of $9 thousand for both principal and interest and matures April 2013.

Capital leases. On January 31, 2012, Perma-Pipe, Inc. borrowed $1.2 million under an equipment loan secured by equipment. The loan bears interest at 6.6966% with monthly payments of $24 thousand for both principal and interest and matures January 2017.

On July 1, 2011, filtration products' Denmark location obtained a capital lease in the amount of 2,180,827 DKK

(approximately $387 thousand U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 6.372% per annum with monthly principal payments of $6 thousand, and quarterly interest payments and matures June 2016.

Between 2009 and 2011, the Company obtained several capital leases totaling $273 thousand to finance capital computer equipment. The interest rate for these capital leases range from 3.7935% to 5.763% per annum with monthly principal and interest payments of $9 thousand and matures between October 2013 and May 2014.

During 2011, piping systems obtained several capital leases totaling 3,129,000 Indian Rupees (approximately $57 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases range from 14.4% to 17.8% per annum with monthly principal and interest payments of $2.5 thousand and mature in 2014.

On April 23, 2010, filtration products' Denmark location obtained a capital lease in the amount of 952,600 DKK (approximately $170 thousand U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 5.00% per annum with monthly principal payments of $2.5 thousand, and quarterly interest payments and matures April 2015.

Note 6 - Lease information

Property under capitalized leases	2011	2010
Machinery and equipment	$1,956	$512
Furniture and office equipment	—	225
Transportation equipment	63	48
Computer equipment	208	154
Subtotal	2,227	939
Less accumulated amortization	241	263
Total	$1,986	$676

Fixed assets acquired under capital leases	$917	$300
Fixed assets acquired in previous years now under capital leases	$845	$0

Piping systems leases manufacturing and warehouse facilities, land, transportation equipment and office space under non-cancelable operating leases, which expire beginning 2012 through 2034. Filtration products leases approximately 67,000 square feet of production and office space under an operating lease, which began in June 2004 and expires in 2012 and 2013.

At January 31, 2012, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2013	$2,148	$518
2014	1,765	465
2015	1,504	406
2016	1,306	385
2017	1,242	359
Thereafter	3,906	—
Subtotal	11,871	2,133
Less Amount representing interest	—	302
Future minimum lease payments	$11,871	$1,831

Rental expense for operating leases was $2.5 million and $2.2 million in 2011 and 2010, respectively.

Note 7 - Correction of immaterial errors

In the fourth quarter of 2011, management discovered prior period tax accounting errors. The cumulative adjustment for the tax errors covering the period from February 1, 2007 to January 31, 2011, was approximately $315 thousand. The adjustment applicable to the fourth quarter of 2010 was approximately $135 thousand and the adjustment applicable to prior years (February 2007 - January 2010) totaled approximately $180 thousand.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction.

A reconciliation of the effects of the adjustments to the previously reported balance sheet at January 31, 2011 follows:

($ in thousands)	As Reported	Adjustment	As Adjusted
Other long-term liabilities	$3,271	$367	$3,638
Total long-term liabilities	44,601	367	44,968
Additional paid in Capital	49,055	(52)	49,003
Retained earnings	28,104	(315)	27,789
Total stockholders' equity	78,421	(367)	78,054
A reconciliation of the effects of the adjustments to the previously reported statement of operation for the year ending January 31, 2011 follows:

($ in thousands)	As Reported	Adjustment	As Adjusted
Income tax benefit	($1,890)	$135	($1,755)
Net Income	4,510	(135)	4,375
A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the year ending January 31, 2011 follows:

($ in thousands)	As Reported	Adjustment	As Adjusted
Net Income	$4,510	($135)	$4,375
Deferred tax benefit	(3,914)	162	(3,752)
Net cash provided by operating activities	8,687	27	8,714
Tax expense (benefit) of stock options exercised	29	(27)	2
Net cash provided by financing activities	3,396	(27)	3,369
A reconciliation of the effects of the adjustments to the previously reported statement of shareholders equity for the year ending January 31, 2011 follows:

($ in thousands)	As Reported	Adjustment	As Adjusted
Net Income	$4,510	($135)	$4,375
Retained earnings	28,104	(315)	27,789
Tax expense (benefit) of stock options exercised	29	(27)	2
Additional paid in Capital	49,055	(52)	49,003
Total comprehensive income	4,889	(135)	4,754

A reconciliation of the effects of the adjustments to the previously reported statement of shareholders equity for the year ending January 31, 2010 follows:

($ in thousands)	As Reported	Adjustment	As Adjusted
Additional paid in Capital	$48,086	($25)	$48,061
Retained earnings	23,594	(180)	23,414
Total comprehensive income	7,220	(180)	7,040

Note 8 - Income taxes

Income (loss) before income taxes	2011	2010
Domestic	$4,517	$(9,805)
Foreign	(9,487)	12,425
Total	$(4,970)	$2,620

Components of income tax expense (benefit)
Current
Federal	$183	$(94)
Foreign	627	1,880
State and other	253	48
Subtotal	1,063	1,834
Deferred
Federal	(880)	(3,510)
Foreign	(273)	155
State and other	107	(234)
Subtotal	(1,046)	(3,589)
Total	$17	$(1,755)

The excess tax (expense) benefit related to stock options recorded through equity and did not affect net (loss) income was ($5) thousand and $2 thousand in 2011 and 2010, respectively. The amounts were recorded to additional paid-in capital on the consolidated balance sheets and in operating activities in 2011 and financing activities in 2010 on the consolidated statement of cash flows.

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the Company is required to calculate and provide for estimated income tax expense for each of the tax jurisdictions. The process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, in tax laws, and resulting from tax audits can affect the overall ETR, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The 2011 and 2010 ETRs have been impacted by the mix of the U.A.E. (loss) earnings versus total (loss) earnings because the U.A.E. is not subject to any local country income tax. The ETR was less than the statutory U.S. federal income tax rate, mainly due to the large portion of loss and repatriation of foreign earnings in 2011 and income earned in 2010 in the U.A.E. Another contributing factor to the unusual ETR is the valuation allowance set up on the NOL in Saudi Arabia. The Company does not record a tax benefit for its start-up entities.

The Company recorded a $1.8 million tax expense associated with the $3.1 million repatriation of foreign earnings that occurred in July 2011. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements. A deferred tax asset of $1.3 million has been established for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

Several valuation allowances impacted the ETRs. In 2011, the Company released a valuation allowance of $0.8 million established in 2009 for a portion of the research and development credits. In 2010, the Company closed its operations in South Africa and released intercompany liabilities. Related income was offset by an existing NOL for which a prior valuation allowance had been previously provided. This release of liabilities increased the federal NOL in 2010.

The difference between the provision for income taxes and the amount computed by applying the Federal ETR of 34% was as follows:

	2011	2010
Tax expense at federal statutory rate	($1,690)	$890
Differences in foreign tax rate	1,429	(1,590)
Foreign tax credit	(1,300)	—
Research tax credit and release of valuation allowance	(951)	—
Repatriation	1,810	—
Valuation allowance for foreign and state NOLs	611	(673)
Nontaxable income from the Canadian joint venture	(530)	(334)
State taxes, net of federal benefit	308	(436)
All other, net expense	330	388
Total	$17	($1,755)
Valuation allowances against foreign and state NOL benefits
For current year NOL	$611	($673)
For prior year NOL carryovers	601	1,274
Total	$1,212	$601

The Company has a Federal operating loss carryforward of $11 million with a recognized tax benefit of $3.7 million that will begin to expire in the year ending January 31, 2030. At January 31, 2012, no valuation allowance was deemed necessary on all domestic deferred tax assets except for certain state NOLs. The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

The deferred tax asset for state NOL carryforwards of $921 thousand relates to amounts that expire at various times from 2012 to 2030. The amount that expired in 2011 is approximately $3 thousand. A valuation allowance has been established for approximately $333 thousand of this tax asset based upon an assessment that it is more likely than not that realization cannot be assured in these tax jurisdictions.

The Company has a deferred tax asset for foreign NOL carryforwards of $2.7 million that can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the foreign tax jurisdictions.

As of January 31, 2012, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the opportunities to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The most significant foreign entity, which has undistributed earnings is Perma-Pipe Middle East, FZC in the U.A.E., where cumulative undistributed earnings as of January 31, 2012 were $19 million.

Components of the deferred income tax asset	2011	2010
U.S. Federal NOL carryforward	$3,728	$5,707
Non-qualified deferred compensation	1,968	1,780
Research tax credit	1,858	1,721
Foreign NOL carryover	2,726	1,120
Foreign tax credit	1,300	—
Stock compensation	1,243	1,050
Other accruals not yet deducted	1,233	1,373
State NOL carryover	921	933
Accrued commissions and incentives	691	776
Accrued pension	578	—
Inventory valuation allowance	300	401
Other	224	162
Inventory uniform capitalization	128	111
Goodwill	1	6
Subtotal	16,899	15,140
Valuation allowance for net operating losses	(1,934)	(601)
Valuation allowance for research tax credit	—	(814)
Total deferred tax assets, net of valuation allowances	$14,965	$13,725

Components of the deferred income tax liability
Depreciation	$1,733	$2,029
Accrued pension	—	566
Prepaid	319	271
Total deferred tax liabilities	$2,052	$2,866

Deferred income tax, net	$12,913	$10,859

Balance sheet classification
Current assets	$1,946	$2,389
Long-term assets	10,967	8,470
Total deferred tax assets, net of valuation allowances	$12,913	$10,859

The following table summarizes unrecognized tax benefit activity, excluding the related accrual for interest and penalties:

	2011	2010
Balance at beginning of the year	$1,202	$1,009
Increases (decreases) in positions taken in a prior period	(52)	—
Increases in positions taken in a current period	89	333
Decreases due to lapse of statute of limitations	(26)	(140)
Balance at end of the year	$1,213	$1,202

Included in the total unrecognized tax liability at January 31, 2012 were estimated accrued interest of $82 thousand and penalties of $82 thousand and at January 31, 2011, accrued interest and penalties were $91 thousand and $90 thousand, respectively. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. The Company's policy is to include interest and penalties in income tax expense. At January 31, 2012, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above, or other factors, within the next twelve months. Included in the balance at January 31, 2012 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $1.2 million of the amount accrued at January 31, 2012 and 2011 would impact the ETR, if reversed.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years back to January 31, 2009 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2004 through January 31, 2008 are subject to adjustment on audit, up to the amount of research tax credit generated in those years.

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

Note 9 - Retirement plans

Pension plan

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

Asset allocation

Plan assets	Market Value
Vanguard balanced index fund	$5,007
Vanguard inflation protected fund	268
Fifth Third Banksafe Trust	117
Vanguard REIT index fund	110
Total at January 31, 2012	$5,502

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Level 1 market value of plan assets	2011	2010
Equity securities	$3,018	$2,830
U.S. bond market	1,968	1,837
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	268	229
Real estate securities	110	97
Subtotal	5,364	4,993
Level 2 significant other observable inputs
Money market fund	138	96
Total	$5,502	$5,089

At January 31, 2012, 54.9% of plan assets were held in mutual funds, 40.6% were held in bond funds and the remaining 2.5% was in a money market fund. The target asset allocation was 95% to 100% mutual funds. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of 60% equities (plus or minus 10%) and 40% fixed income (plus or minus 10%), diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2011 resulted in $342 thousand actual return on plan assets as presented below, which increased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan	2011	2010
Accumulated benefit obligations
Vested benefits	$6,576	$4,823
Accumulated benefits	$7,186	$4,931

Change in benefit obligation
Benefit obligation - beginning of year	$5,570	$4,814
Service cost	126	118
Interest cost	313	280
Actuarial loss	1,380	210
Benefits paid	(203)	(162)
Benefit obligation - end of year	$7,186	$5,260

Change in plan assets
Fair value of plan assets - beginning of year	$5,089	$4,250
Actual return on plan assets gain	342	684
Company contributions	274	317
Benefits paid	(203)	(162)
Fair value of plan assets - end of year	$5,502	$5,089

Unfunded status	$(1,684)	$(171)

Balance sheet classification
Prepaid expenses and other current assets	$305	$315
Other assets	1,261	1,209
Other long-term liabilities	(3,250)	(1,695)
Net amount recognized	$(1,684)	$(171)

Amounts recognized in accumulated other comprehensive income
Unrecognized actuarial (gain)/loss	$2,623	$931
Unamortized prior service cost	322	449
Net amount recognized	$2,945	$1,380

The amount of unamortized prior service cost and net loss to be amortized in the year ended January 31, 2013 is $127 thousand.

Weighted-average assumptions used to determine net cost and benefit obligations	2011	2010
End of year benefit obligation	4.250%	5.780%
Service cost discount rate	5.780%	5.980%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

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

Components of net periodic benefit cost	2011	2010
Service cost	$126	$118
Interest cost	313	280
Expected return on plan assets	(405)	(342)
Amortization of prior service cost	127	132
Recognized actuarial loss	62	65
Net periodic benefit cost	$223	$253

Amounts recognized in other comprehensive income	2011	2010
Actuarial loss on obligation	$(1,380)	$(210)
Amendments	—	—
Actual return on plan assets gain	(1)	406
Reclassify prior service cost	127	132
Total in other comprehensive income	$(1,254)	$328

Cash flows
Expected employer contributions for 2012 [fiscal year ending 1/31/2013]		400
Expected employee contributions for 2012 [fiscal year ending 1/31/2013]		—
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2013		305
2014		308
2015		325
2016		343
2017		347
2018 - 2022		1,951

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

Contributions to the 401(k) plan were $558 thousand and $436 thousand for the years ended January 31, 2012 and 2011, respectively.

Deferred compensation plans

The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements.

Multi-employer plans

The Company contributes to a multi-employer plan for certain collective bargaining U.S. employees and for foreign employees according to their countries requirements. The risks of participating in this multi-employer plan are different from a single employer plan in the following aspects:

•	Assets contributed to the multi-employer by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers

•
If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company has assessed and determined that the multi-employer plans to which it contributes is not significant to the Company's consolidated financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the contract period. The Company made contributions to the bargaining unit supported multi-employer pension plan resulting in expense of approximately $2.5 million and $2.3 million for the years ended January 31, 2012 and 2011, respectively.

Note 10 - Stock options

Under the 2004 Stock Option Plan ("Option Plan"), 250,000 shares of common stock are reserved for issuance to employees of the Company and its affiliates as well as advisors and consultants to the Company. In addition, under the Option Plan, the number of shares that may be issued shall be increased by an additional two percent of the aggregate number of shares of Common Stock outstanding as of the last day of the most recently completed fiscal year of the Company, beginning January 31, 2005. Option exercise prices will be no less than fair market value for the common stock on the date of grant. The options granted under the Option Plan may be either non-qualified options or incentive options.

Under the 2009 Independent Directors' Stock Option Plan, 100,000 shares of common stock are reserved for issuance to Directors of the Company. In addition, the number of shares that may be issued shall be increased May 1, 2010 and each May 1 thereafter until May 1, 2019, pursuant to the terms of this Plan shall be increased by the number equal to 0.35% of the aggregate number of shares of common stock outstanding as of the last day of the most recently ended fiscal year of the Company. Pursuant to the 2009 Independent Directors' Stock Option Plan, an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an "Independent Director") on the date the individual is first elected as an Independent Director. An option to purchase 1,000 shares was granted to each Independent Director acting on June 23, 2009, and options to purchase 1,000 shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company's annual meeting for the year 2009.

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

3.	expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2011	2010
1.	Risk-free interest rate	1.54%-5.13%	1.88%-5.16%
2.	Expected volatility	51.72%-66.82%	51.72%-66.82%
3.	Expected life in years	4.9 to 7	5 to 7
4.	Dividend yield	—	—

The following summarizes the activity related to options outstanding under the plans for the years ended January 31, 2011 and 2012:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2010	680	$13.20	7.2	$379

Granted	162	6.10
Exercised	(15)	3.00		84
Expired or forfeited	(50)	13.63
Outstanding at January 31, 2011	777	11.88	6.9	2,241

Options exercisable at January 31, 2011	408		5.4	1,000

Granted	155	7.68
Exercised	(61)	3.42		240
Expired or forfeited	(28)	19.29
Outstanding at January 31, 2012	843	11.48	6.9	430

Options exercisable at January 31, 2012	470	$14.37	5.7	$217

Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$2.00-$2.99	19	1	$2.1674	19	$2.1674
6.00-6.99	312	7.9	6.4589	122	6.5676
7.00-7.99	201	8	7.6650	50	7.6150
10.00-10.99	70	4.4	10.0750	70	10.0750
12.00-12.99	3	6.3	12.6650	2	12.6650
13.00-13.99	10	6.4	13.6500	7	13.6500
16.00-16.99	1	6.1	16.1150	1	16.1150
17.00-17.99	122	6.4	17.6436	94	17.6462
26.00-26.99	3	5.5	26.0450	3	26.0450
$28.00-$28.99	102	4.4	28.9900	102	28.9900
Outstanding at January 31, 2012	843	6.9	$11.4781	470	$14.3714

The weighted average fair value of options granted, net of options surrendered, during 2011 and 2010 are estimated at $3.84 and $3.40, per share, respectively, on the date of grant.

Unvested options outstanding	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding at beginning of the year	369	$9.98	$1,241
Granted	155	7.68
Vested	(149)	12.99
Expired or forfeited	(2)	8.34
Outstanding at end of the year	373	$7.84	$212
Based on historical experience the Company expects 85% of these options to vest.

As of January 31, 2012, there was $1.0 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.4 years. The stock-based compensation expense for the years ended January 31, 2012 and 2011 was $0.6 million and $0.9 million, respectively.

Note 11 - Stock rights

On September 15, 2009, the Company entered into the Amendment ("Amendment") to Rights Agreement dated as of September 15, 1999. Among other things, the Amendment extends the term of the Rights Agreement until September 15, 2019 and amends definitions to include positions in derivative instruments related to the Company's common stock as constituting beneficial ownership of such stock.

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

Note 12 - Interest expense, net

	2011	2010
Interest expense	$2,165	$1,937
Interest income	(728)	(676)
Interest expense, net	$1,437	$1,261

Note 13 - Fair value of financial instruments

At January 31, 2012, one interest rate swap agreement was in effect with a notional value of $9 million that matures November, 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. The exchange-traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative of $316 thousand was classified as a long-term liability on the balance sheet.

Note 14 - Subsequent event

At January 31, 2012, the Company was in compliance with all debt covenants under our Loan Agreements.  Subsequent to January 31, 2012, the Company was not in compliance with the Fixed Charge Coverage Ratio covenant for the period ended March 31, 2012.  Prior to filing these statements, the Company has received a waiver and amendment to adjust the covenants to levels which the Company has complied without interruption and which the Company believes continues to be attainable for the next 12 months.

Schedule II
MFRI, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2012 and 2011

	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves (1)	Charged to other accounts (2)	Balance at end of period

Year Ended January 31, 2012
Allowance for possible losses in collection of trade receivables	346	63	20	(154)	235

Year Ended January 31, 2011
Allowance for possible losses in collection of trade receivables	$379	$86	$212	$93	$346

(1) Uncollectible accounts charged off
(2) Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 30, 2012	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) )
)
	BRADLEY E. MAUTNER*	Director, President and Chief Operating Officer	)
)
	MICHAEL D. BENNETT*	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )	April 30, 2012
)
	DENNIS KESSLER*	Director	)
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	MICHAEL J. GADE*	Director	)
)
	MARK A. ZORKO*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. amended and restated [Incorporated by reference to Exhibit 3.2 filed on July 27, 2009]
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(a)	2010 Rights Agreement as amended [Incorporated by reference to Exhibit 4.1 of the Company's Schedule filed on September 17, 2009]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company's Schedule filed on May 25, 2001]
10(d)	Form of Directors Indemnification Agreement Certificate [Incorporated by reference to Exhibit 10.1 to the Company's Schedule filed on May 15, 2006]
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006]
10(f)
Amended and Restated Loan and Security Agreement between the Company and Bank of America dated December 15, 2006 and the amendments thereto dated [Incorporated by reference to Exhibit 10.1 to the Company's Schedule filed on December 20, 2006]

10(g)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004]
10(h)	Thirteenth Amendment to Amended and Restated Loan and Security Agreement
10(i)	Employment agreement with Fati Elgendy dated February 1, 2007 [Incorporated by reference to DEF14A Schedule filed on May 29, 2008]
10(j)	2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010]
21*	Subsidiaries of MFRI, Inc.
23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24*	Power of Attorney executed by directors and officers of the Company
31*
Rule 13a - 14(a)/15d - 14(a) Certifications
(1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Section 1350 Certifications
(1) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(2) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
*Filed herewith