Form 10-K/A
period 2012-01-31
MFRI INC
filed 2012-05-09
CIK 914122

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $53,878,437 based on the closing sale price of $9.00 per share as reported on the NASDAQ Global Market on July 31, 2011.
The number of shares of the registrant's common stock outstanding at April 25, 2012 was 6,914,646.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

MFRI, Inc.
FORM 10-K/A
For the fiscal period ended January 31, 2012

EXPLANATORY NOTE

This amendment is being filed to file the Report of Independent Registered Public Accounting Firm ("Audit Report") for the Company's financial statements as of and for each of the two years ended January 31, 2012. The Audit Report which was dated April 30, 2012 and included in the Company's Annual Report on Form 10-K for the year ended January 31, 2012 filed on May 1, 2012 (the "Original Filing") was unsigned as the Company's Independent Registered Public Accounting Firm ("Auditors") had not completed their audit. Due to a misunderstanding the Company believed that the audit was completed and that the Audit Report had been signed on the date of Original Filing and made the Original Filing based on that belief. Included in this filing is the signed Audit Report, which is dated May 9, 2012. Except for (1) the inclusion of the Audit Report made by this filing, (2) an amendment of Item 9A Controls and Procedures (3) an immaterial change to the second paragraph of the Income Taxes of the Management's Discussion and Analysis and in the fourth paragraph of Note 8 - Income taxes; and (4) an immaterial reclassification within the cash flow from operations section of the Consolidated Statement of Cash Flows, the Original Filing has not been changed or updated by this filing.

PART I

Forward Looking Statements

Statements in this Form 10-K/A that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MFRI's filings with the Securities and Exchange Commission ("SEC"). See "Risk Factors" in Item 1A.

Available Information

The Company files with and furnishes to the SEC, reports including annual meeting materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website www.mfri.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC. The information on the Company's website is not part of this annual report on Form 10-K/A and is not incorporated into this or any other filings by the Company with the SEC.

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

Edward A. Crylen, President and Chief Operating Officer of Midwesco Mechanical and Energy, since its formation in December 2006.

Item 1A. RISK FACTORS

The Company's business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K/A.

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

For further information, see Note 6 - Lease information in the Notes to Consolidated Financial Statements.

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

Correction of immaterial errors

In the fourth quarter of 2011, management discovered prior period tax errors related mainly to transfer pricing . The cumulative adjustment for the tax errors covering the period from February 1, 2007 to January 31, 2011, was approximately $315 thousand. The adjustment applicable to the fourth quarter of 2010 was approximately $135 thousand and the adjustment applicable to prior years (February 2007 - January 2010) totaled approximately $180 thousand. Pursuant to the guidance of SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-K/A have been revised to facilitate comparability between current and prior year periods. For further information, see Note 7 Correction of immaterial errors - in the Notes to Consolidated Financial Statements.

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

The January 31, 2012 computation of the projected annual tax rate has been significantly impacted by the loss in the U.A.E. for which no tax benefit can be provided. The Company recorded $1.8 million in tax expense associated with the $3.1 million repatriation of foreign earnings that occurred in July 2011. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. A deferred tax asset of $1.3 million has been established for U.S. foreign tax credits attributed to repatriated foreign earnings, resulting in a net tax of $0.5 million. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's significant accounting policies are discussed in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known.

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

Item 9A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described below in Management's Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of January 31, 2012.

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

Based on its assessment, management has concluded that the Company has not maintained effective internal control over financial reporting as of January 31, 2012, based on criteria in the COSO Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's processes, procedures and controls related to the preparation, review and filing of its Annual Report on Form 10-K ("10-K") were not effective at January 31, 2012 to ensure that its Independent Registered Public Accounting Firm ("Auditors") had completed its audit work and signed its Report and Consent prior to filing the 10-K. This material weakness resulted in filing a 10-K prior to the Auditors' completion of their work as well as without the signed Auditors Report and Consent, due to a misunderstanding. This material weakness did not result in any other material adjustments to the Registrant's financial statements, notes thereto, or other disclosures in the 10-K.

Change in Internal Controls. Other than the material weakness noted above, there has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting: Beginning with the filing of this Annual Report on Form 10-K/A, the Company has adopted a procedure that requires the Auditors signed Report and Consent, or such other report that is required for filing any report with the SEC to be in hand prior to such filing. The Company also intends to increase senior management's direction and review of the 10-K reporting process to ensure compliance with existing Company internal controls. We anticipate the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to the preparation, review and filing of such reports, and will address the related material weakness that we identified as of January 31, 2012.

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

We have audited the accompanying consolidated balance sheets of MFRI Inc. (a Delaware corporation) and
Subsidiaries (the Company) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
May 9, 2012

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
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

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

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	January 31,
($ in thousands)	2012	2011
Operating activities
Net (loss) income	$(4,987)	$4,375
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	5,582	6,070
Deferred tax benefit	(989)	(3,752)
Income from joint venture	(1,558)	(983)
Stock-based compensation expense	621	895
Cash surrender value of deferred compensation plan	86	(377)
Loss on sale of fixed assets	115	69
Changes in operating assets and liabilities
Accounts payable	1,308	4,820
Accrued compensation and payroll taxes	(1,852)	(2,583)
Inventories	(4,593)	1,706
Customers' deposits	520	(1,607)
Income taxes receivable and payable	8	1,214
Prepaid expenses and other current assets	(234)	(1,408)
Accounts receivable, net	8,075	(488)
Other assets and liabilities	(2,292)	763
Net cash (used in) provided by operating activities	(190)	8,714

Investing activities
Additions to property, plant and equipment	(10,086)	(4,030)
Proceeds from sales of property and equipment	18	96
Net cash used in investing activities	(10,068)	(3,934)

Financing activities
Borrowings	195,363	151,258
Payment of debt	(196,671)	(148,904)
(Decrease) increase in drafts payable	(475)	1,166
Payment on capitalized lease obligations	(293)	(198)
Stock options exercised	210	45
Tax benefit of stock options exercised	—	2
Net cash (used in) provided by financing activities	(1,866)	3,369

Effect of exchange rate changes on cash and cash equivalents	(385)	502
Net (decrease) increase in cash and cash equivalents	(12,509)	8,651
Cash and cash equivalents - beginning of period	16,718	8,067
Cash and cash equivalents - end of period	4,209	16,718
Supplemental cash flow information
Cash paid for
Interest expense	$2,117	$1,992
Income taxes paid, net of refunds	431	1,108
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

Correction of immaterial errors. Prior year amounts were revised to reflect the out-of-period correction for tax errors. For further information, see Note 7 - Correction of immaterial errors in the Notes to Consolidated Financial Statements.

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

In 2011, a total of $61,300 stock options were exercised.

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

The Company recorded a $1.8 million tax expense associated with the $3.1 million repatriation of foreign earnings that occurred in July 2011. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements. A deferred tax asset of $1.3 million has been established for U.S. foreign tax credits attributed to repatriated foreign earnings, resulting in a net tax of $0.5 million. The excess foreign tax credits are subject to a ten-year carryforward and will expire in 2022.

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

MFRI, INC.

Date:	May 9, 2012	/s/ David Unger
David Unger
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID UNGER*	Director, Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	) )
)
	BRADLEY E. MAUTNER*	Director, President and Chief Operating Officer	)
)
	MICHAEL D. BENNETT*	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	) )	May 9, 2012
)
	DENNIS KESSLER*	Director	)
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	MICHAEL J. GADE*	Director	)
)
	MARK A. ZORKO*	Director	)

*By:	/s/ David Unger	Individually and as Attorney in Fact
David Unger

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. amended and restated [Incorporated by reference to Exhibit 3.1 filed on July 27, 2009]
4	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(a)	2010 Rights Agreement as amended [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company's Schedule filed on May 25, 2001]
10(d)
Form of Directors Indemnification Agreement Certificate [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006]

10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004]
10(f)
Amended and Restated Loan and Security Agreement between the Company and Bank of America dated December 15, 2006 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2006]

10(g)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004]
10(h)	Thirteenth Amendment to Amended and Restated Loan and Security Agreement
10(i)	Employment agreement with Fati Elgendy dated February 1, 2007 [Incorporated by reference to DEF14A Schedule filed on May 29, 2008]
10(j)	2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010]
21	Subsidiaries of MFRI, Inc. [Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012]
23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company [Incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012]
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