Form 10-Q
period 2012-04-30
MFRI INC
filed 2012-06-11
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

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

On June 6, 2012, there were 6,923,396 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the quarterly period ended April 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended April 30,
	2012	2011
Net sales	$52,728	$53,401
Cost of sales	43,600	45,159
Gross profit	9,128	8,242

Operating expenses
General and administrative expenses	7,341	6,392
Selling expenses	3,506	3,494
Total operating expenses	10,847	9,886

Loss from operations	(1,719)	(1,644)

Loss from joint venture	(246)	(183)

Interest expense, net	371	287
Loss before income taxes	(2,336)	(2,114)

Income tax benefit	(280)	(622)

Net loss	($2,056)	($1,492)

Weighted average number of common shares outstanding
Basic and diluted	6,915	6,855

Loss per share
Basic and diluted	($0.30)	($0.22)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2012	2011

Net loss	($2,056)	($1,492)

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(35)	848
Interest Rate Swap	27	154
Other comprehensive (loss) income, net of tax	(8)	1,002

Comprehensive loss	($2,064)	($490)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	April 30, 2012	January 31, 2012
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$7,081	$4,209
Restricted cash	1,094	1,854
Trade accounts receivable, less allowance for doubtful accounts of $226 at April 30, 2012 and $235 at January 31, 2012	32,633	28,109
Inventories, net	41,423	39,968
Prepaid expenses and other current assets	5,073	3,973
Deferred tax assets - current	1,946	1,946
Costs and estimated earnings in excess of billings on uncompleted contracts	2,367	2,375
Total current assets	91,617	82,434

Property, plant and equipment, net of accumulated depreciation	49,033	47,842

Other assets
Deferred tax assets - long-term	11,444	10,967
Note receivable from joint venture	5,253	4,195
Investment in joint venture	4,390	4,636
Cash surrender value of deferred compensation plan	2,869	2,782
Other assets	2,424	3,860
Patents, net of accumulated amortization	383	331
Total other assets	26,763	26,771
Total assets	$167,413	$157,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$21,183	$20,020
Accrued compensation and payroll taxes	5,200	4,571
Commissions and management incentives payable	4,499	4,722
Current maturities of long-term debt	3,550	2,736
Customers' deposits	3,669	2,432
Billings in excess of costs and estimated earnings on uncompleted contracts	1,198	1,978
Other accrued liabilities	2,923	2,610
Income taxes payable	181	417
Total current liabilities	42,403	39,486

Long-term liabilities
Long-term debt, less current maturities	43,798	34,682
Deferred compensation liabilities	6,092	5,686
Other long-term liabilities	4,966	5,074
Total long-term liabilities	54,856	45,442

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,915 issued and outstanding at April 30, 2012 and 6,913 issued and outstanding at January 31, 2012	69	69
Additional paid-in capital	49,927	49,828
Retained earnings	20,746	22,802
Accumulated other comprehensive loss	(588)	(580)
Total stockholders' equity	70,154	72,119
Total liabilities and stockholders' equity	$167,413	$157,047
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended April 30,
(In thousands)	2012	2011
Operating activities
Net loss	($2,056)	($1,492)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	1,364	1,433
Deferred tax benefit	(490)	(1,046)
Stock-based compensation expense	86	228
Loss from joint venture	246	183
Cash surrender value of deferred compensation plan	(86)	(18)
Loss on disposals of fixed assets	1	99
Changes in operating assets and liabilities
Accounts receivable, net	(4,551)	(3,082)
Inventories	(2,233)	(1,591)
Accounts payable	(658)	2,217
Accrued compensation and payroll taxes	394	(2,185)
Customers' deposits	1,237	(136)
Income taxes receivable and payable	(237)	360
Prepaid expenses and other current assets	(451)	(1,106)
Other assets and liabilities	1,996	(424)
Net cash used in operating activities	(5,438)	(6,560)

Investing activities
Additions to property, plant and equipment	(2,561)	(1,299)
Loan to joint venture	(989)	—
Net cash used in investing activities	(3,550)	(1,299)

Financing activities
Borrowings	55,106	48,955
Payment of debt	(45,123)	(42,319)
Increase (decrease) in drafts payable	1,858	(944)
Payment on capitalized lease obligations	(106)	(22)
Stock options exercised	12	29
Tax benefit of stock options exercised	—	5
Net cash provided by financing activities	11,747	5,704

Effect of exchange rate changes on cash and cash equivalents	113	266
Net increase (decrease) in cash and cash equivalents	2,872	(1,889)
Cash and cash equivalents - beginning of period	4,209	16,718
Cash and cash equivalents - end of period	$7,081	$14,829

Supplemental cash flow information
Interest paid	$409	$496
Income taxes paid, net of refunds	85	93

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2012
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2012 has been derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A. The Company's fiscal year ends on January 31. Years and balances described as 2012 and 2011 are for the three months ended April 30, 2012 and 2011, respectively.

2.
Business segment reporting. The Company has three reportable segments. Piping systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Filtration products manufactures and sells a wide variety of filter elements for air filtration and particulate collection. Industrial process cooling engineers, designs, manufactures and sells chillers, cooling towers, plant circulating systems and accessories for industrial process applications. Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems ("HVAC"), but which is not sufficiently large to constitute a reportable segment.

	Three Months Ended April 30,
	2012	2011
Net sales
Piping Systems	$19,744	$19,027
Filtration Products	22,976	24,843
Industrial Process Cooling	9,131	7,155
Corporate and Other	877	2,376
Total	$52,728	$53,401
Gross profit
Piping Systems	$3,398	$2,813
Filtration Products	3,112	3,312
Industrial Process Cooling	2,532	1,945
Corporate and Other	86	172
Total	$9,128	$8,242
Income (loss) from operations
Piping Systems	$155	($223)
Filtration Products	196	510
Industrial Process Cooling	563	204
Corporate and Other	(2,633)	(2,135)
Total	($1,719)	($1,644)
(Loss) income before income taxes
Piping Systems	($91)	($406)
Filtration Products	196	510
Industrial Process Cooling	563	204
Corporate and Other	(3,004)	(2,422)
Total	($2,336)	($2,114)

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

The Company's consolidated ETR was 12.0% and 29.4% for the three months ended April 30, 2012 and 2011, respectively, leading to a $342 thousand decrease in the tax benefit. The April 30, 2012 computation of the ETR was reduced primarily by the change in the mix of the projected tax-free earnings in the U.A.E versus total projected earnings. In 2011, a valuation allowance was recorded for the losses incurred by the new start-up entity in Saudi Arabia. In 2012, this valuation allowance was reduced, which also lowered the ETR.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

4.	Pension plan. The Winchester filtration hourly rated employees are covered by a defined benefit plan. The major categories of the pension plan's investments remained the same.

Level 1 market value of plan assets	April 30, 2012	January 31, 2012
Equity securities	$3,133	$3,018
U.S. bond market	2,066	1,968
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	270	268
Real estate	118	110
Subtotal	5,587	5,364
Level 2 significant other observable inputs
Money market fund	251	138
Total	$5,838	$5,502

	Three Months Ended April 30,
Components of net periodic benefit costs	2012	2011
Service cost	$43	$31
Interest cost	75	74
Expected return on plan assets	(111)	(101)
Amortization of prior service cost	12	32
Recognized actuarial loss	43	9
Net periodic benefit costs	$62	$45

Employer contributions for the remainder of the fiscal year ending January 31, 2013 are expected to be $300 thousand. For the three months ended April 30, 2012, contributions of $192 thousand were made.

5.	Equity-based compensation. The Company has equity-based compensation plans from which stock-based compensation awards can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2012	2011
Stock-based compensation expense	$86	$228

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Three Months Ended April 30,
Fair value assumptions	2012	2011
Expected volatility	58.12% - 66.82%	51.72% - 65.54%
Risk free interest rate	1.54% - 3.57%	1.88% - 5.13%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	5.0 - 7.0 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on January 31, 2012	843	$11.48	6.9	$430
Exercised	(2)	6.62		2
Expired or forfeited	(19)	11.52
Outstanding end of period	822	11.49	6.6	256

Exercisable end of period	457	$14.39	5.4	$145

Unvested option activity	Unvested Options Outstanding	Weighted Average Price Per Share	Aggregate Intrinsic Value
Outstanding on January 31, 2012	373	$7.84	$212
Vested	(5)
Expired or forfeited	(3)	6.98
Outstanding end of period	365	$7.86	$111

As of April 30, 2012, there was $848 thousand of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.2 years.

6.	Earnings per share.

	Three Months Ended April 30,
	2012	2011
Basic weighted average number of common shares outstanding	6,915	6,855
Dilutive effect of stock options	—	—
Weighted average number of common shares outstanding assuming full dilution	6,915	6,855

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	303	257

Stock options with an exercise price below the average market price	519	511

7.	Other assets. The $1.4 million decrease in other assets for the period related to deposits applied to the purchase of fixed assets by the new facility in Saudi Arabia.

	April 30, 2012	January 31, 2012
Other assets	$2,424	$3,860

8.	Interest expense, net.

	Three Months Ended April 30,
	2012	2011
Interest expense	$501	$520
Interest income	(130)	(233)
Interest expense, net	$371	$287

9.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At April 30, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2012, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the three months ended April 30, 2012 and 2011. As of April 30, 2012, the Company had borrowed $22.6 million and had $7.1 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2012, the amount of such restricted cash was $1 million. Cash required for operations is provided by draw downs on the line of credit.

10.
Fair value of financial instruments. At April 30, 2012, one interest rate swap agreement was in effect with a notional value of $9 million that matures November 2013. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin. The exchange-traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative mark to market of $272 thousand was classified as a long-term liability on the balance sheet.

11.
Recent accounting pronouncements. In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income ("Update 2011-05"). Update 2011-05 allows the option of presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, removing the option to present the components of other comprehensive income as part of the statement of stockholders' equity. The guidance does not change the components that are recognized in net income or other comprehensive income. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied retrospectively. The Company adopted ASU 2011-08 on April 30, 2012 with no impact to the Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained under the caption MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including but not limited to those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K/A.

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. ("MFRI", the "Company" or the "Registrant") is engaged in the manufacture and sale of products in three reportable segments: piping systems, filtration products and industrial process cooling. The Company website is www.mfri.com.

In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted all of the Company's businesses, directly or indirectly. Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain. Because economic and market conditions vary within the Company's segments, the Company's future performance by segment will also vary. Should current economic conditions continue, or a further downturn occur in one or more of our significant markets, the Company could experience a period of declining net sales, which could adversely impact the Company's results of operations.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in "Notes to Consolidated Financial Statements, Note 2 Business segment reporting" contained in Item 1 of this report.

Three months ended April 30, 2012 ("current quarter") vs. Three months ended April 30, 2011 ("prior-year quarter")

Net sales decreased slightly by 1% to $52.7 million in the current quarter from $53.4 million in the prior-year quarter. Piping systems and industrial processing cooling sales increased while filtration products sales decreased.

Gross profit rose 11% to $9.1 million in the current quarter from $8.2 million in the prior-year quarter with significant increases in industrial process cooling and piping systems due to higher volume. Gross margin increased to 17% of net sales in the current quarter from 15% of net sales in the prior-year quarter.

General and administrative expenses increased 15% to $7 million in the current quarter from $6 million in the prior-year quarter. The increase was mainly due to $725 thousand start-up costs for the new facility in Saudi Arabia and $300 thousand for audit, tax consulting and other professional service expenses.

Net loss was $2.1 million in the current quarter versus $1.5 million in the prior-year quarter. The increase was driven by the additional expenses as noted in the above paragraph and the decrease in the tax benefit discussed in the Taxes section of the MD&A.

Piping Systems

The manufacturing facility in Dammam, Saudi Arabia opened in April 2012. Expenses aggregating $1.1 million for the first quarter relating to this new start-up facility were recorded to cost of goods sold, general and administrative and selling expenses.

Net sales increased 4% to $19.7 million in the current quarter from $19 million in the prior-year quarter, attributed to a rise in sales of domestic district heating and cooling products, ("DHC").

Gross margin increased to 17% of net sales in the current quarter from 15% of net sales in the prior-year quarter, due to higher volume of domestic DHC products and product mix.

General and administrative expenses increased to $2.6 million in the current quarter from $2.2 million for the prior-year quarter. The increase was mainly due to start-up costs for the new facility in Saudi Arabia which was partially offset by a decrease in healthcare costs.

Selling expenses decreased to $0.7 million or 4% of net sale in the current quarter from $0.9 million or 5% of net sales for the prior-year quarter.

Filtration Products

Net sales decreased 7% to $23 million from $24.8 million in the prior-year quarter due to decreased sales in non-manufactured product lines. Gross profit remained level at $3 million and gross margin increased slightly.

General and administrative expenses remained level. There was a foreign exchange currency gain in the prior-year quarter that did not occur in the current quarter and additional staff was added after the 2011 first quarter. Expenses were offset by a decrease in bad debt expense.

Selling expenses remained level and as a percentage of net sales increased to 8% in the current quarter from 7% in the prior-year quarter due to the effect of lower sales.

Industrial Process Cooling

Net sales increased 28% to $9.1 million in the current quarter from $7.2 million in the prior-year quarter due to improving business conditions in the plastic and industrial market sectors.

Gross profit increased 32% to $2.5 million from $1.9 million primarily due to higher sales volume and gross margin increased in the current quarter to 28% of net sales from 27% of net sales in the prior-year quarter.

General and administrative expenses increased slightly in the current quarter to $0.9 million from $0.8 million while decreasing as a percentage of net sales to 10% from 11% in the prior-year quarter. The dollar increase was due to additional staff added in later 2011 and an increase in profit based management incentive compensation expense related to improved performance.

Selling expenses increased to $1.1 million in the current quarter from $0.9 million in the prior-year quarter. The change in spending was a result of additional sales that led to higher commission expense and staff added after the 2011 first quarter. Selling expenses as a percentage of net sales decreased to 12% in the current quarter from 13% in the prior-year quarter due to the effect of higher sales.

Corporate and Other

Net sales of $0.9 million in the current quarter decreased from $2.4 million in the prior-year quarter due to lower volume this year.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses increased to $2.7 million or 5% of consolidated net sales in the current quarter from $2.3 million or 4% of consolidated net sales in the prior-year quarter. This increase was due to $300 thousand for audit, tax consulting and other professional service expenses and $53 thousand for deferred compensation expense partially offset by $142 thousand reduction in stock-based compensation expense.

Net interest expense increased to $371 thousand in the current quarter from $287 thousand in the prior-year quarter, due to less interest earned overseas by piping systems as cash was primarily deployed for the new facility in Saudi Arabia.

INCOME TAXES

The Company's consolidated ETR was 12.0% and 29.4% for the three months ended April 30, 2012 and 2011, respectively, leading to a $342 thousand decrease in the tax benefit. The April 30, 2012 computation of the ETR was reduced primarily by the change in the mix of the projected tax-free earnings in the U.A.E versus total projected earnings. In 2011, a valuation allowance was recorded for the losses incurred by the new start-up entity in Saudi Arabia. In 2012, this valuation allowance was reduced, which also lowered the ETR.

For additional information, see "Notes to Consolidated Financial Statements, Note 3 Income taxes."

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2012 were $7.1 million compared to $4.2 million at January 31, 2012. Cash and cash equivalents were primarily held at the foreign subsidiaries. The Company's working capital was $49 million at April 30, 2012 compared to $43 million at January 31, 2012. Net cash used in operating activities during the first three months of 2012 was $5.4 million compared to $6.6 million during the first three months of 2011. The Company does not believe that it will be necessary to repatriate cash and cash equivalents held outside of the U.S.

Net cash used in investing activities for the three months ended April 30, 2012 included $2.6 million for capital expenditures, primarily for machinery and equipment in piping systems of which $1.7 million was related to the new plant in Saudi Arabia. In February 2012, the Company loaned $1 million to its Canadian joint venture to be used mainly for capital expenditures.

Debt totaled $47.3 million at April 30, 2012, a net increase of $9.9 million compared to the beginning of the current fiscal year. Net cash provided by financing activities was $11.7 million.

On July 11, 2002, the Company entered into the Loan Agreement. Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At April 30, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2012, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the three months ended April 30, 2012 and 2011. As of April 30, 2012, the Company had borrowed $22.6 million and had $7.1 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2012, the amount of such restricted cash was $1 million. Cash required for operations is provided by draw downs on the line of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2012 contained on Form 10-K/A. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2012 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Change in Internal Controls: There was a material weakness in internal control described in Item 9A of the Company's January 31, 2012 10-K/A filed on May 9, 2012. The Company's processes, procedures and controls related to the preparation, review and filing of its Annual Report on Form 10-K ("10-K") were not deemed effective at January 31, 2012 to ensure that its Independent Registered Public Accounting Firm ("Auditors") had completed its audit work and signed its Report and Consent prior to filing the 10-K. This material weakness did not result in any material adjustments to the Registrant's financial statements, notes thereto, or other disclosures in the 10-K.

Other than the material weakness noted above, there has been no change in internal control over financial reporting during the quarter ended April 30, 2012 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting except as discussed below.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: Beginning with the filing of the Annual Report on Form 10-K/A filed on May 9, 2012, the Company adopted a procedure that requires the Auditors signed Report and Consent, or such other report that is required for filing any report with the SEC to be in hand prior to such filing. The Company also increased senior management's direction and review of filings to ensure compliance with the Company's internal controls.

We believe the actions described above and resulting improvements in controls have strengthened the Company's processes, procedures and controls related to the preparation, review and filing of such reports, and have addressed the related material weakness that was identified as of January 31, 2012.

PART II - OTHER INFORMATION
Item 6.     Exhibits

10(f)	Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated April 30, 2012

31    Rule 13a - 14(a)/15d - 14(a) Certifications

(1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	June 11, 2012	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2012	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)