Form 10-Q
period 2012-07-31
MFRI INC
filed 2012-09-20
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

On September 14, 2012, there were 6,923,996 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net sales	$52,261	$63,990	$104,989	$117,391
Cost of sales	42,355	53,206	85,955	98,365
Gross profit	9,906	10,784	19,034	19,026

Operating expenses
General and administrative expenses	6,620	6,615	13,961	13,007
Selling expenses	3,957	4,081	7,463	7,575
Total operating expenses	10,577	10,696	21,424	20,582

(Loss) income from operations	(671)	88	(2,390)	(1,556)

Income (loss) from joint venture	69	84	(177)	(99)

Interest expense, net	420	332	791	619
Loss before income taxes	(1,022)	(160)	(3,358)	(2,274)

Income tax expense	335	1,677	55	1,055

Net loss	($1,357)	($1,837)	($3,413)	($3,329)

Weighted average number of common shares outstanding
Basic and diluted	6,923	6,863	6,919	6,859

Loss per share
Basic and diluted	($0.20)	($0.27)	($0.49)	($0.49)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

Net loss	($1,357)	($1,837)	($3,413)	($3,329)

Other comprehensive (loss) income
Currency translation adjustments	(798)	(366)	(833)	481
Interest rate swap, net of tax	(45)	(36)	(18)	117
Other comprehensive (loss) income	(843)	(402)	(851)	598

Comprehensive loss	($2,200)	($2,239)	($4,264)	($2,731)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	July 31, 2012	January 31, 2012
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$6,127	$4,209
Restricted cash	2,759	1,854
Trade accounts receivable, less allowance for doubtful accounts of $228 at July 31, 2012 and $235 at January 31, 2012	32,045	28,109
Inventories, net	40,710	40,204
Prepaid expenses and other current assets	4,460	3,973
Deferred tax assets - current	1,941	1,946
Costs and estimated earnings in excess of billings on uncompleted contracts	2,962	2,375
Income tax receivable	478	—
Total current assets	91,482	82,670

Property, plant and equipment, net of accumulated depreciation	48,936	47,842

Other assets
Deferred tax assets - long-term	10,531	10,967
Note receivable from joint venture	5,168	4,195
Investment in joint venture	4,459	4,636
Cash surrender value of deferred compensation plan	2,854	2,782
Other assets	2,735	3,860
Patents, net of accumulated amortization	377	331
Total other assets	26,124	26,771
Total assets	$166,542	$157,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$19,555	$20,020
Accrued compensation and payroll taxes	4,509	4,571
Commissions and management incentives payable	3,763	4,722
Current maturities of long-term debt	5,761	2,736
Customers' deposits	4,355	2,432
Billings in excess of costs and estimated earnings on uncompleted contracts	2,670	1,978
Other accrued liabilities	2,634	2,610
Income taxes payable	—	417
Total current liabilities	43,247	39,486

Long-term liabilities
Long-term debt, less current maturities	44,211	34,682
Deferred compensation liabilities	5,493	5,686
Other long-term liabilities	5,195	5,074
Total long-term liabilities	54,899	45,442

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,923 issued and outstanding at July 31, 2012 and 6,913 issued and outstanding at January 31, 2012	69	69
Additional paid-in capital	50,133	49,828
Retained earnings	19,625	23,038
Accumulated other comprehensive loss	(1,431)	(580)
Total stockholders' equity	68,396	72,355
Total liabilities and stockholders' equity	$166,542	$157,283
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,
(In thousands)	2012	2011
Operating activities
Net loss	($3,413)	($3,329)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	2,791	2,866
Deferred tax benefit	360	259
Stock-based compensation expense	260	297
Loss from joint venture	177	99
Cash surrender value of deferred compensation plan	(72)	92
Loss on disposals of fixed assets	74	89
Changes in operating assets and liabilities
Accounts receivable, net	(4,272)	(3,428)
Inventories	(793)	(5,085)
Accounts payable	18	3,185
Accrued compensation and payroll taxes	(940)	(1,933)
Customers' deposits	1,923	1,108
Income taxes receivable and payable	(896)	66
Prepaid expenses and other current assets	(1,480)	(163)
Other assets and liabilities	977	(618)
Net cash used in operating activities	(5,286)	(6,495)

Investing activities
Additions to property, plant and equipment	(4,367)	(4,235)
Loan to joint venture	(989)	—
Proceeds from sales of property and equipment	31	13
Net cash used in investing activities	(5,325)	(4,222)

Financing activities
Borrowings	108,844	97,237
Payment of debt	(95,790)	(92,780)
Decrease in drafts payable	(248)	(650)
Payment on capitalized lease obligations	(264)	(151)
Stock options exercised	31	81
Tax benefit of stock options exercised	15	5
Net cash provided by financing activities	12,588	3,742

Effect of exchange rate changes on cash and cash equivalents	(59)	14
Net increase (decrease) in cash and cash equivalents	1,918	(6,961)
Cash and cash equivalents - beginning of period	4,209	16,718
Cash and cash equivalents - end of period	$6,127	$9,757

Supplemental cash flow information
Interest paid	$1,112	$1,024
Income taxes paid	116	925

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2012
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A. The Company's fiscal year ends on January 31. Years and balances described as 2012 and 2011 are for the six months ended July 31, 2012 and 2011, respectively.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net sales
Piping Systems	$22,905	$26,339	$42,649	$45,366
Filtration Products	19,276	25,279	42,252	50,122
Industrial Process Cooling	8,895	8,231	18,026	15,386
Corporate and Other	1,185	4,141	2,062	6,517
Total	$52,261	$63,990	$104,989	$117,391
Gross profit
Piping Systems	$4,869	$4,631	$8,267	$7,444
Filtration Products	2,552	3,537	5,664	6,849
Industrial Process Cooling	2,437	2,226	4,969	4,171
Corporate and Other	48	390	134	562
Total	$9,906	$10,784	$19,034	$19,026
Income (loss) from operations
Piping Systems	$1,443	$927	$1,598	$704
Filtration Products	(292)	516	(96)	1,026
Industrial Process Cooling	314	293	877	497
Corporate and Other	(2,136)	(1,648)	(4,769)	(3,783)
Total	($671)	$88	($2,390)	($1,556)
Income (loss) before income taxes
Piping Systems	$1,511	$1,011	$1,421	$605
Filtration Products	(292)	516	(96)	1,026
Industrial Process Cooling	314	293	877	497
Corporate and Other	(2,555)	(1,980)	(5,560)	(4,402)
Total	($1,022)	($160)	($3,358)	($2,274)

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

The Company's consolidated ETR was (1.6)% and (46.4)% for the six months ended July 31, 2012 and 2011, respectively. The July 31, 2012 computation of the ETR was affected primarily by the change in the mix of the projected tax-free earnings in the U.A.E versus total projected earnings. In May 2012, the Company was granted an extension of time to file a tax election from the Commissioner, which allowed the Company to file amended income tax returns to carry back approximately $3.3 million of net operating losses ("NOL"). As a result of the increase in NOL utilization, approximately $0.8 million of research and development tax credits, which the Company established a liability for unrecognized tax benefits, were released back to the Company for future use. Accordingly, the Company recorded an increase to the liability for unrecognized tax benefits of $220 thousand discretely during the second quarter. Additionally, the Company changed its assertion from the first quarter related to the Company's ability to realize the benefit of losses incurred in early periods in a foreign jurisdiction. As a result of this change, a tax benefit of $165 thousand recorded in the first quarter was reversed in the second quarter since the annual projected earnings in Saudi Arabia were not included in the projected tax rate. In July 2011, the Company recorded a one-time $1.8 million tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the U.S.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

The Company files income tax returns in U.S. federal and state jurisdictions. As of July 31, 2012, open tax years in federal and some state jurisdictions date back to January 31, 2009. In addition, federal and state tax years January 31, 2002 through January 31, 2008 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. As of July 31, 2012, the Company had NOL carryforwards of $8 million expiring in various years beginning in January 31, 2030. Additionally, the Company files income tax returns in Denmark, India, South Africa and Saudi Arabia. As of July 31, 2012, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

4.	Pension plan. The Winchester filtration hourly rated employees are covered by a defined benefit plan. The major categories of the pension plan's investments remained the same.

Level 1 market value of plan assets	July 31, 2012	January 31, 2012
Equity securities	$3,151	$3,018
U.S. bond market	2,060	1,968
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	278	268
Real estate	121	110
Subtotal	5,610	5,364
Level 2 significant other observable inputs
Money market fund	299	138
Total	$5,909	$5,502

	Three Months Ended July 31,		Six Months Ended July 31,
Components of net periodic benefit costs	2012	2011	2012	2011
Service cost	$42	$32	$85	$63
Interest cost	74	82	149	156
Expected return on plan assets	(111)	(102)	(222)	(203)
Amortization of prior service cost	13	32	25	64
Recognized actuarial loss	44	22	87	31
Net periodic benefit costs	$62	$66	$124	$111

Employer contributions for the remainder of the fiscal year ending January 31, 2013 are expected to be $200 thousand. For the six months ended July 31, 2012, contributions of $292 thousand were made.

5.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Stock-based compensation expense	$174	$69	$260	$297

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Six Months Ended July 31,
Fair value assumptions	2012	2011
Expected volatility	57.02% - 66.82%	51.72% - 66.82%
Risk free interest rate	.74% - 3.57%	1.54% - 5.13%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 7.0 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on February 1, 2012	843	$11.48	6.9	$430
Granted	158	6.88
Exercised	(11)	2.94		45
Expired or forfeited	(26)	10.25
Outstanding end of period	964	10.85	7.0	225

Exercisable end of period	584	$13.37	5.8	$137
Weighted-average fair value of options granted during first six months of 2012		$3.37

Unvested option activity	Unvested Options Outstanding	Weighted Average Price Per Share	Aggregate Intrinsic Value
Outstanding on February 1, 2012	373	$7.84	$212
Granted	158	6.88
Vested	(142)
Expired or forfeited	(9)	7.08
Outstanding end of period	380	$6.98	$89

As of July 31, 2012, there was $1.2 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.9 years.

6.	Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Basic weighted average number of common shares outstanding	6,923	6,863	6,919	6,859
Dilutive effect of stock options	0	0	0	0
Weighted average number of common shares outstanding assuming full dilution	6,923	6,863	6,919	6,859

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	497	311	494	241

Stock options with an exercise price below the average market price	467	577	470	647

7.	Other assets. The $1.1 million decrease in other assets related to deposits applied to the purchase of fixed assets by the new facility in Saudi Arabia.

	July 31, 2012	January 31, 2012
Other assets	$2,735	$3,860

8.	Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Interest expense	$585	$551	$1,086	$1,071
Interest income	(165)	(219)	(295)	(452)
Interest expense, net	$420	$332	$791	$619

9.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At July 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2012, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the six months ended July 31, and 2011. As of July 31, 2012, the Company had borrowed $20.7 million and had $7.1 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2012, the amount of such restricted cash was $2.6 million. Cash required for operations is provided by draw downs on the line of credit.

10.
Fair value of financial instruments. At July 31, 2012, interest rate swap agreements were in effect with a notional value of $9 million that matures November 2013 and a value of $1.3 million that matures December, 2021. The swap agreements, which reduce the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin and 2.47%, respectively. The exchange-traded swaps are valued on a recurring basis using quoted market prices and were classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative mark to market of $327 thousand was classified as a long-term liability on the balance sheet.

11.
Correction of immaterial errors. In the second quarter of 2012, management discovered prior period inventory errors. The cumulative adjustment for the inventory errors covering the period from February 1, 2006 to January 31, 2012, was approximately $236 thousand. The adjustment applicable to the fourth quarter of 2011 was approximately $28 thousand, no adjustment to the first three quarters of 2011 and the adjustment applicable to prior years (February 2006 - January 2011) totaled approximately $208 thousand.

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

A reconciliation of the effects of the adjustments to the previously reported balance sheet at January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Inventories, net	$39,968	$236	$40,204
Total current assets	82,434	236	82,670
Total assets	157,047	236	157,283
Retained earnings	22,802	236	23,038
Total stockholders' equity	72,119	236	72,355
Total liabilities and stockholders' equity	157,047	236	157,283
A reconciliation of the effects of the adjustments to the previously reported statement of operation for the year ending January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Cost of sales	$197,203	($28)	$197,175
Gross profit	36,293	28	36,321
Loss income from operations	(5,091)	28	(5,063)
Loss before income taxes	(4,970)	28	(4,942)
Net loss	(4,987)	28	(4,959)
A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the year ending January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Net loss	($4,987)	$28	($4,959)
Inventories	(4,593)	(28)	(4,621)

A reconciliation of the effects of the adjustments to the previously reported statement of shareholders equity for the year ending January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Net loss	($4,987)	$28	($4,959)
Retained earnings	22,802	236	23,038
Total comprehensive loss	(6,760)	28	(6,732)

12.	Recent accounting pronouncements. The Company evaluated recent accounting pronouncements and do not expect them to have a material impact on the consolidated financial statements.

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

In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted all of the Company's businesses, directly or indirectly. Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain. Because economic and market conditions vary within the Company's segments, the Company's future performance by segment will vary. Should current economic conditions continue, or a further downturn occur in one or more of our significant markets, the Company could experience a period of declining net sales, which could adversely impact the Company's results of operations.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in "Notes to Consolidated Financial Statements, Note 2 Business segment reporting" contained in Item 1 of this report.

Correction of immaterial errors

In the second quarter of 2012, management discovered prior period inventory net understatements related to quantities. The cumulative adjustment for the inventory errors covering the period from February 1, 2006 to January 31, 2012, was approximately $236 thousand. The adjustment applicable to the fourth quarter of 2011 was approximately $28 thousand and the adjustment applicable to prior years (February 2006 - January 2011) totaled approximately $208 thousand. Pursuant to the guidance of SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. However, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, the prior period financial statements were revised. Prior period amounts stated in this Form 10-Q have been revised to facilitate comparability between current and prior year periods. For further information, see "Notes to Consolidated Financial Statements, Note 11 Correction of immaterial errors".

Three months ended July 31, 2012 ("current quarter") vs. Three months ended July 31, 2011 ("prior-year quarter")

Net sales decreased 18% to $52.3 million in the current quarter from $64 million in the prior-year quarter. Filtration products decreased by $6 million driven primarily by reduced demand for fabric filters. Piping systems sales decreased $3.4 million in the quarter driven by a decline in U.S. sales partially offset by an increase in sales in the Middle East. Corporate and other decreased by $3 million, as projects in the backlog were not yet ready for us to begin our work. Industrial process cooling sales increased $664 thousand as they continued to improve order intake.

Gross profit decreased 8% to $9.9 million in the current quarter from $10.8 million in the prior-year quarter mainly due to the related sales decrease in filtration products. There were significant increases in piping systems due to higher volume produced at the U.A.E. facility and industrial process cooling due to higher volume. Gross margin increased to 19% of net sales in the current quarter from 17% of net sales in the prior-year quarter.

In response to lower demand for fabric filters and domestic piping systems, the Company has reduced staff at both the administrative and factory levels to better match market needs. In addition, the filtration group has replaced some key management, increased marketing activities to drive sales growth and is actively sourcing lower cost but high quality materials to improve margin.

Operating expenses remained level in the quarter. In July 2011, the Company recorded $1.8 million in tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. This tax expense included a payment of $0.5 million to the foreign tax authority and an accrual of $1.3 million U.S. tax on foreign source income. No cash was paid for this tax in the U.S. since the Company has a net operating loss carryforward.

Second quarter produced a net loss of $1.4 million, which was less than the net loss of $1.8 million in the comparable prior-year's quarter due to improvement in piping systems results.

Six months ended July 31, 2012 (“YTD”) vs. Six months ended July 31, 2011 (“prior-year YTD”)

YTD net sales of $105 million decreased 10.6% from $117.4 million for the prior-year YTD. Filtration products decreased $7.9 million driven primarily by reduced demand for fabric filters. Piping systems sales decreased $2.7 million driven by a decline in U.S. sales in the second quarter partially offset by an increase in sales in the Middle East. Corporate and other decreased by $4.5 million as projects in the backlog were not yet ready for us to begin our work. Industrial process cooling sales increased $2.6 million as they continued to improve order intake.

Gross profit remained level at $19 million and gross margin increased to 18% of net sales YTD from 16% of net sales in the prior-year YTD. Gross profit increased significantly in piping systems and industrial process cooling while filtration products gross profit decreased due to reduced volume in fabric filters.

General and administrative expenses increased 7.3% to $14 million YTD from $13 million in the prior-year YTD. The increase was mainly due to $460 thousand of start-up costs for the new facility in Saudi Arabia and $452 thousand for audit, tax consulting and other professional service expenses.

Net loss was $3.4 million in 2012 compared to a net loss of $3.3 million in the comparable prior-year's period.

Piping Systems
Current quarter vs. prior-year quarter

The manufacturing facility in Dammam, Saudi Arabia opened in April 2012. Expenses aggregating $2 million for the second quarter relating to this new start-up facility were recorded to cost of goods sold, general and administrative and selling expenses.

Net sales decreased 12% to $23 million in the current quarter from $26 million in the prior-year quarter, attributed to a decrease in sales of domestic district heating and cooling products, ("DHC") and the prior-year quarter included a rise in sales of domestic oil and gas products.

Gross margin increased to 21% of net sales in the current quarter from 18% of net sales in the prior-year quarter. Gross profit increased due to higher volume produced at the U.A.E. facility. In the prior-year quarter, piping systems also incurred a one-time warranty claim of approximately $0.5 million.

Operating expenses remained level during the period. The new facility in Saudi Arabia incurred expenses, which were partially offset by decreased commission expense due to lower sales.

YTD vs. prior-year YTD

YTD net sales of $43 million declined 4% from $45 million in the prior-year YTD attributed to a decrease in DHC sales in the second quarter while the prior year included a rise in sales of domestic oil and gas products.

Gross margin rose to 19% of net sales YTD from 16% of net sales in the prior-year. Gross profit increased due to higher volume produced at the U.A.E. facility. Additionally, in the first quarter, domestic DHC had increased sales and improved margins due to product mix.

General and administrative expenses increased to $4.8 million or 11% of net sales YTD from $4.5 million or 10%

of net sales for the prior-year YTD. The increase is related to the operation of the new Saudi facility.

Selling expenses decreased to $1.9 million or 4% of net sales YTD from $2.3 million or 5% of net sales for the prior-year YTD. This decrease was due to decreased commission expense due to lower sales and reduced staffing.

Filtration Products
Current quarter vs. prior-year quarter

Net sales decreased 24% to $19 million from $25 million in the prior-year quarter. Sales declines were the result of lower market demand across most filtration products. Gross profit decreased 26% to $2.6 million from $3.5 million due to lower sales volume and extreme competitive market conditions. In response to lower demand for fabric filters, the Company has reduced staff at both the administrative and factory levels to better match market needs. In addition, management has increased marketing activities and taken other actions to drive sales growth and improve margins. Operating expenses remained level during the period.

YTD vs. prior-year YTD

YTD net sales decreased 16% to $42 million from $50 million in the prior-year period. Sales declines were the result of lower market demand across most filtration products. YTD gross profit decreased 16% to $5.7 million from $6.8 million in the prior-year period due to lower sales volume and gross margin remained the same as a percentage of YTD net sales. Operating expenses remained level during the period.

Industrial Process Cooling
Current quarter vs. prior-year quarter

Net sales increased 9% to $8.9 million in the current quarter from $8.2 million in the prior-year quarter due to improving business conditions in the North American plastic and industrial market sectors. Gross profit increased 9% to $2.4 million from $2.2 million primarily due to higher sales volume while gross margin remained level.

General and administrative expenses increased slightly in the current quarter to $1 million from $0.9 million. This dollar increase was due to additional staff added in later 2011. Selling expenses increased to $1.2 million or 13% of net sales in the current quarter from $1 million or 12% of net sales for the prior-year quarter. The change in spending was a result of additional sales that led to higher commission expense and staff added after the 2011 first quarter.

YTD vs. prior-year YTD

YTD net sales of $18 million increased 17% from $15.4 million in the prior-year six months due to improving business conditions in the North American plastic and industrial market sectors. Gross profit increased 19% to $5 million from $4.2 million in the prior-year period while gross margin slightly increased.

General and administrative expenses increased YTD to $1.9 million from $1.7 million in the prior-year period. The change in spending was a result of additional staffing and increased management incentive compensation expense related to improved performance partially offset by lower legal costs. General and administrative expense as a percentage of net sales decreased to 10% YTD from 11% of net sales in the prior-year YTD due to the effect of higher sales. YTD selling expenses increased to $2.2 million from $1.9 million in the prior-year period driven by additional sales that led to higher commission expense and staff added after the 2011 first quarter.

Corporate and Other
Current quarter vs. prior-year quarter

Net sales of $1.2 million in the current quarter decreased from $4 million in the prior-year quarter due to lower volume in the current period.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses increased to $2.2 million or 4% of consolidated net sales in the current quarter from $2 million or 3% of consolidated net sales in the prior-year quarter. This increase was due to $106 thousand higher stock-based compensation expense and $117 thousand for audit, tax consulting and other professional service expenses partially offset by a reduction in deferred compensation expense.

Net interest expense increased to $420 thousand in the current quarter from $332 thousand in the prior-year quarter, due to less interest income earned overseas by piping systems as this cash was primarily deployed for the new facility in Saudi Arabia.

YTD vs. prior-year YTD

YTD net sales of $2 million decreased from $6.5 million in the prior-year YTD.

General and administrative expenses increased to $4.9 million or 5% of consolidated net sales YTD from $4.3 million or 4% of consolidated net sales in the prior-year YTD. This increase was due to $0.5 million for audit, tax consulting and other professional service expenses

YTD net interest expense increased to $791 thousand from $619 thousand in the prior-year YTD primarily due to less interest income earned overseas by piping systems as this cash was primarily deployed for the new facility in Saudi Arabia.

INCOME TAXES

The Company's consolidated ETR was (1.6)% and (46.4)% for the six months ended July 31, 2012 and 2011, respectively. The July 31, 2012 computation of the ETR was affected primarily by the change in the mix of the projected tax-free earnings in the U.A.E versus total projected earnings. In May 2012, the Company was granted an extension of time to file a tax election from the Commissioner, which allowed the Company to file amended income tax returns to carry back approximately $3.3 million of NOL. As a result of the increase in NOL utilization, approximately $0.8 million of research and development tax credits, which the Company established a liability for unrecognized tax benefits, were released back to the Company for future use. Accordingly, the Company recorded an increase to the liability for unrecognized tax benefits of $220 thousand discretely during the second quarter. Additionally, the Company changed its assertion from the first quarter related to the Company's ability to realize the benefit of losses incurred in early periods in a foreign jurisdiction. As a result of this change, a tax benefit of $165 thousand recorded in the first quarter was reversed in the second quarter since the annual projected earnings in Saudi Arabia were not included in the projected tax rate. In July 2011, the Company recorded a one-time $1.8 million tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the U.S. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2012 were $6 million compared to $4 million at January 31, 2012. Cash and cash equivalents were primarily held at the foreign subsidiaries. The Company's working capital was $48 million at July 31, 2012 compared to $43 million at January 31, 2012. Net cash used in operating activities during the first six months of 2012 was $5.3 million compared to $6.5 million during the first six months of 2011. The Company does not believe that it will be necessary to repatriate cash and cash equivalents held outside of the U.S.

Net cash used in investing activities for the six months ended July 31, 2012 included $4.4 million for capital expenditures, primarily for machinery and equipment in piping systems of which $2.2 million was related to the new plant in Saudi Arabia. In February 2012, the Company loaned $1 million to its Canadian joint venture to be used mainly for capital expenditures.

Debt totaled $50 million at July 31, 2012, a net increase of $12.6 million compared to the beginning of the current fiscal year. Net cash provided by financing activities was $12.6 million.

On July 11, 2002, the Company entered into the Loan Agreement. Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At July 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At July 31, 2012, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the Six months ended July 31, 2012 and 2011. As of July 31, 2012, the Company had borrowed $20.7 million and had $7.1 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2012, the amount of such restricted cash was $3 million. Cash required for operations is provided by draw downs on the line of credit.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to material weaknesses in internal control over financial reporting described below in Management's Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of July 31, 2012.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, MFRI's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the quarter ended July 31, 2012. The framework on which such evaluation was based is contained in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report").

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

Based on its assessment, management has concluded that the Company has not maintained effective internal control over financial reporting as of July 31, 2012, based on criteria in the COSO Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's processes, procedures and controls related to the preparation, review and filing of its Quarterly Report on Form 10-Q ("10-Q") were not effective at July 31, 2012 to ensure that contracts and significant adjustments outside the normal course of business had been properly approved, reviewed and reported in the Consolidated Interim Financial Statements. These material weaknesses did not result in a material adjustment to the Registrant's financial statements, notes thereto, or other disclosures in the 10-Q.

Change in Internal Controls: In addition to the material weakness in internal control over financial reporting identified during the quarter, as described above, there was a material weakness in internal control described in Item 9A of the Company's January 31, 2012 10-K/A filed on May 9, 2012. The Company's processes, procedures and controls related to the preparation, review and filing of its Annual Report on Form 10-K ("10-K") were not deemed effective at January 31, 2012 to ensure that its Independent Registered Public Accounting Firm ("Auditors") had completed its audit work and signed its Report and Consent prior to filing the 10-K. This material weakness did not result in any material adjustments to the Registrant's financial statements, notes thereto, or other disclosures in the 10-K.

Other than the material weaknesses noted above, there has been no change in internal control over financial reporting during the quarter ended July 31, 2012 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting except as discussed below.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: Upon discovering the material weaknesses, the Company immediately took steps to implement formal operating policies regarding approval, communication and reporting of contracts and significant adjustments outside the normal course of business, and controls to ensure that such policies have been followed. Beginning with the filing of the Annual Report on Form 10-K/A filed on May 9, 2012, the Company adopted a procedure that requires the Auditors signed Report and Consent, or such other report that is required for filing any report with the SEC to be in hand prior to such filing. The Company will increase senior management's direction and review of filings to ensure compliance with the Company's internal controls.

We believe the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to the preparation, review and filing of such reports, and will address the related material weaknesses that were identified as of January 31, 2012 and July 31, 2012.

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

MFRI, INC.

Date:	September 19, 2012	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 19, 2012	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)