Form 10-Q/A
period 2012-07-31
MFRI INC
filed 2012-10-12
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment no. 1)

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

EXPLANATORY NOTE
MFRI, Inc.(the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 19, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T (the “Rule”). The Company elected to use the 30-day grace period for filing its first XBRL documents with detail-tagged footnote submission as permitted by the Rule. Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Item 6. Exhibits.

INDEX TO EXHIBITS
Exhibit		Previously Filed / Furnished			Filed/Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.1	September 19, 2012
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	31.2	September 19, 2012
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	32.1	September 19, 2012
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Schema				X
101.CAL	XBRL Taxonomy Calculation Linkbase				X
101.DEF	XBRL Taxonomy Definition Linkbase				X
101.LAB	XBRL Taxonomy Label Linkbase				X
101.PRE	XBRL Taxonomy Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	October 12, 2012	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	October 12, 2012	/s/ Michael D. Bennett
Michael D. Bennett
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)