Form 10-Q
period 2012-10-31
MFRI INC
filed 2012-12-07
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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

On December 4, 2012, there were 6,923,996 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended October 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share information)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales	$58,325	$71,330	$163,314	$188,721
Cost of sales	46,879	58,898	132,834	157,263
Gross profit	11,446	12,432	30,480	31,458

Operating expenses
General and administrative expenses	6,925	6,457	20,886	19,464
Selling expenses	3,840	3,743	11,303	11,318
Total operating expenses	10,765	10,200	32,189	30,782

Income (loss) from operations	681	2,232	(1,709)	676

Income from joint venture	531	683	354	584

Interest expense, net	594	395	1,385	1,014
Income (loss) before income taxes	618	2,520	(2,740)	246

Income tax expense	163	1,834	218	2,889

Net income (loss)	$455	$686	($2,958)	($2,643)

Weighted average number of common shares outstanding
Basic and diluted	6,924	6,881	6,921	6,866

Earnings (loss) per share
Basic and diluted	$0.07	$0.10	($0.43)	($0.38)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net income (loss)	$455	$686	($2,958)	($2,643)

Other comprehensive income (loss)
Currency translation adjustments	328	(741)	(505)	(260)
Interest rate swap, net of tax	33	5	15	122
Other comprehensive income (loss)	361	(736)	(490)	(138)

Comprehensive income (loss)	$816	($50)	($3,448)	($2,781)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2012	January 31, 2012
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$5,591	$4,209
Restricted cash	1,498	1,854
Trade accounts receivable, less allowance for doubtful accounts of $363 at October 31, 2012 and $235 at January 31, 2012	34,351	28,109
Inventories, net	38,753	40,204
Prepaid expenses and other current assets	4,196	3,973
Deferred tax assets - current	2,271	1,946
Costs and estimated earnings in excess of billings on uncompleted contracts	1,828	2,375
Income tax receivable	120	—
Total current assets	88,608	82,670

Property, plant and equipment, net of accumulated depreciation	48,544	47,842

Other assets
Deferred tax assets - long-term	10,250	10,967
Note receivable from joint venture	5,187	4,195
Investment in joint venture	4,990	4,636
Cash surrender value of deferred compensation plan	2,903	2,782
Other assets	2,384	3,860
Patents, net of accumulated amortization	361	331
Total other assets	26,075	26,771
Total assets	$163,227	$157,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$18,605	$20,020
Accrued compensation and payroll taxes	4,663	4,571
Commissions and management incentives payable	4,016	4,722
Current maturities of long-term debt	7,956	2,736
Customers' deposits	4,297	2,432
Billings in excess of costs and estimated earnings on uncompleted contracts	1,200	1,978
Other accrued liabilities	2,926	2,610
Income taxes payable	—	417
Total current liabilities	43,663	39,486

Long-term liabilities
Long-term debt, less current maturities	39,487	34,682
Deferred compensation liabilities	5,506	5,686
Other long-term liabilities	5,249	5,074
Total long-term liabilities	50,242	45,442

Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,924 issued and outstanding at October 31, 2012 and 6,913 issued and outstanding at January 31, 2012	69	69
Additional paid-in capital	50,243	49,828
Retained earnings	20,080	23,038
Accumulated other comprehensive loss	(1,070)	(580)
Total stockholders' equity	69,322	72,355
Total liabilities and stockholders' equity	$163,227	$157,283
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended October 31,
(In thousands)	2012	2011
Operating activities
Net loss	($2,958)	($2,643)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	4,373	4,290
Deferred tax expense	353	2,148
Stock-based compensation expense	366	470
Income from joint venture	(354)	(584)
Cash surrender value of deferred compensation plan	(121)	133
Loss on disposals of fixed assets	57	118
Changes in operating assets and liabilities
Accounts receivable, net	(6,383)	(8,874)
Inventories	1,302	(3,543)
Costs and estimated earnings in excess of billings on uncompleted contracts	(231)	54
Accounts payable	(522)	2,936
Accrued compensation and payroll taxes	(592)	(1,109)
Customers' deposits	1,870	(510)
Income taxes receivable and payable	(539)	(327)
Prepaid expenses and other current assets	64	228
Other assets and liabilities	1,693	(2,025)
Net cash used in operating activities	(1,622)	(9,238)

Investing activities
Additions to property, plant and equipment	(5,316)	(7,228)
Loan to joint venture	(989)	—
Proceeds from sales of property and equipment	94	16
Net cash used in investing activities	(6,211)	(7,212)

Financing activities
Borrowings	157,554	152,608
Repayment of debt	(147,112)	(146,463)
Decrease in drafts payable	(789)	(694)
Payments on capitalized lease obligations	(432)	(243)
Stock options exercised	35	164
Tax benefit of stock options exercised	15	64
Net cash provided by financing activities	9,271	5,436

Effect of exchange rate changes on cash and cash equivalents	(56)	(38)
Net increase (decrease) in cash and cash equivalents	1,382	(11,052)
Cash and cash equivalents - beginning of period	4,209	16,718
Cash and cash equivalents - end of period	$5,591	$5,666

Supplemental cash flow information
Interest paid	$1,718	$1,172
Income taxes paid	133	430

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2012
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries (the "Company") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A. The Company's fiscal year ends on January 31. Years and balances described as 2012 and 2011 are for the nine months ended October 31, 2012 and 2011, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net sales
Piping Systems	$26,498	$35,371	$69,147	$80,737
Filtration Products	20,738	24,000	62,990	74,122
Industrial Process Cooling	9,199	8,948	27,225	24,334
Corporate and Other	1,890	3,011	3,952	9,528
Total	$58,325	$71,330	$163,314	$188,721
Gross profit
Piping Systems	$6,060	$6,222	$14,327	$13,666
Filtration Products	2,616	3,409	8,280	10,258
Industrial Process Cooling	2,617	2,486	7,586	6,657
Corporate and Other	153	315	287	877
Total	$11,446	$12,432	$30,480	$31,458
Income (loss) from operations
Piping Systems	$2,585	$3,026	$4,183	$3,730
Filtration Products	(410)	315	(506)	1,341
Industrial Process Cooling	526	517	1,403	1,014
Corporate and Other	(2,020)	(1,626)	(6,789)	(5,409)
Total	$681	$2,232	($1,709)	$676
Income (loss) before income taxes
Piping Systems	$3,116	$3,709	$4,537	$4,314
Filtration Products	(410)	315	(506)	1,341
Industrial Process Cooling	526	517	1,403	1,014
Corporate and Other	(2,614)	(2,021)	(8,174)	(6,423)
Total	$618	$2,520	($2,740)	$246

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

The Company's consolidated ETR was (8)% and 1,174% for the nine months ended October 31, 2012 and 2011, respectively. The October 31, 2012 computation of the ETR was affected primarily by the change in the mix of the projected tax-free earnings in the U.A.E. versus total projected earnings. In May 2012, the Company was granted an extension of time to file a tax election from the IRS Commissioner, which allowed the Company to file amended income tax returns to carry back approximately $3.3 million of net operating losses ("NOL"). As a result of the increase in NOL utilization, approximately $0.7 million of research and development tax credits, which the Company established a liability for unrecognized tax benefits, were released back to the Company for future use. Accordingly, the Company recorded an increase to the liability for unrecognized tax benefits of $220 thousand discretely during the second quarter. The 2011 computation of the projected annual tax rate had been significantly impacted by the loss in the U.A.E. for which no tax benefit was provided. In July 2011, the Company recorded a one-time $1.8 million tax expense associated with the $3.1 million repatriation of foreign earnings. These foreign earnings were previously considered to be indefinitely reinvested outside the U.S. The Company does not believe that it will be necessary to repatriate cash held outside of the U.S.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

The Company files income tax returns in U.S. federal and state jurisdictions. As of October 31, 2012, open tax years in federal and some state jurisdictions date back to January 31, 2009. In addition, federal and state tax years January 31, 2002 through January 31, 2008 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. As of October 31, 2012, the Company had NOL carryforwards of $7.8 million expiring in various years beginning in January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of October 31, 2012, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

4.	Pension plan. The Winchester filtration hourly rated employees are covered by a defined benefit plan. The major categories of the pension plan's investments remained the same.

Level 1 market value of plan assets	October 31, 2012	January 31, 2012
Equity securities	$3,175	$3,018
U.S. bond market	2,141	1,968
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	281	268
Real estate	118	110
Subtotal	5,715	5,364
Level 2 significant other observable inputs
Money market fund	252	138
Total	$5,967	$5,502

	Three Months Ended October 31,		Nine Months Ended October 31,
Components of net periodic benefit costs	2012	2011	2012	2011
Service cost	$43	$31	$128	$94
Interest cost	75	79	224	235
Expected return on plan assets	(111)	(101)	(333)	(304)
Amortization of prior service cost	12	31	37	95
Recognized actuarial loss	43	16	130	47
Net periodic benefit costs	$62	$56	$186	$167

For the nine months ended October 31, 2012, contributions of $292 thousand were made.

5.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Stock-based compensation expense	$106	$173	$366	$470

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Nine Months Ended October 31,
Fair value assumptions	2012	2011
Expected volatility	58.12% - 66.82%	51.72% - 66.82%
Risk free interest rate	.74% - 2.82%	1.54% - 5.13%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding on February 1, 2012	843	$11.48	6.9	$430
Granted	158	6.88
Exercised	(11)	3.11		46
Expired or forfeited	(33)	10.47
Outstanding end of period	957	10.85	6.8	34

Exercisable end of period	580	$13.39	5.5	$34
Weighted-average fair value of options granted 2012		$6.88

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding on February 1, 2012	373	$7.84	$212
Granted	158	6.88
Vested	(144)
Expired or forfeited	(10)	7.07
Outstanding end of period	377	$6.96	$—

As of October 31, 2012, there was $1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.7 years.

6.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Basic weighted average number of common shares outstanding	6,924	6,881	6,921	6,866
Dilutive effect of stock options	—	—	—	—
Weighted average number of common shares outstanding assuming full dilution	6,924	6,881	6,921	6,866

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	785	311	494	311

Stock options with an exercise price below the average market price	172	547	463	547

7.	Other assets. The $1.5 million decrease in other assets related to deposits applied to the purchase of fixed assets by the new facility in Saudi Arabia.

	October 31, 2012	January 31, 2012
Other assets	$2,384	$3,860

8.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Interest expense	$673	$584	$1,757	$1,655
Interest income	(79)	(189)	(372)	(641)
Interest expense, net	$594	$395	$1,385	$1,014

9.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At October 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2012, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the nine months ended October 31, 2012 and 2011. As of October 31, 2012, the Company had borrowed $17.8 million and had $8.7 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2012, the amount of such restricted cash was $0.9 million. Cash required for operations is provided by draw downs on the line of credit.

On April 10, 2012, the Company obtained a loan from a U.A.E. bank to purchase equipment and office furniture for a building for the piping system's facility in Saudi Arabia, in the amount of 22.2 million Dirhams, approximately $5.9 million U.S. dollars at the exchange rate prevailing on the transaction date. The loan bears interest at 5.5% with monthly payments of $97 thousand for both principal and interest and matures April 2017.

On June 19, 2012, Perma-Pipe, Inc. borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. The loan bears interest at 4.5% with monthly payments of $13 thousand for both principal and interest and matures July 1, 2027. On June 19, 2022, and on the same day of each year thereafter, the interest rate shall adjust to the prime rate provided the applicable interest rate shall not adjust more than 2% per annum, and shall be subject to ceiling of 18% and a floor of 4.5%.

10.
Fair value of financial instruments. At October 31, 2012, interest rate swap agreements were in effect with a notional value of $9 million that matures November 30, 2013 and a value of $1.3 million that matures December 2021 . The swap agreements, which reduce the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin and 2.47%, respectively. The exchange-traded swaps are valued on a recurring basis using quoted market prices and were classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative mark to market of $275 thousand was classified as a long-term liability on the balance sheet.

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

Three months ended October 31, 2012 ("current quarter") vs. Three months ended October 31, 2011 ("prior-year quarter")

Net sales decreased 18% to $58 million in the current quarter from $71 million in the prior-year quarter. Piping systems sales decreased $8.9 million in the quarter driven by a decline in U.S. sales partially offset by an increase in sales in the Middle East. Filtration products decreased by $3.3 million due primarily to reduced demand for fabric filters.

Gross profit was $11.4 million in the current quarter down from $12.4 million in the prior-year quarter mainly due to the sales decrease in filtration products. Even with 18% less sales than the prior year quarter, gross margin increased 2 percentage points from 17.4% to 19.6%. Higher volume for both piping systems delivered by the U.A.E. facility and industrial process cooling led to the increased margin result. In response to lower demand for fabric filters and domestic piping systems, staff was reduced to match market needs. In addition, the filtration group has replaced some key management, increased marketing activities to drive sales growth and is actively sourcing lower cost but high quality materials to improve margins.

Operating expenses increased 6% to $10.8 million in the current quarter from $10.2 million in the prior-year quarter. This increase was due to start-up costs of $209 thousand for the Saudi Arabia facility, $170 thousand higher non-cash deferred compensation expense, $97 thousand for audit, tax consulting and other professional service expenses and one-time domestic severance payments partially offset by a reduction in stock-based compensation expense.

Third quarter produced net income of $0.5 million compared to net income of $0.7 million in the comparable prior-year's quarter.

Nine months ended October 31, 2012 (“YTD”) vs. Nine months ended October 31, 2011 (“prior-year YTD”)

YTD net sales of $163.3 million decreased 13.5% from $188.7 million in the prior-year YTD. Piping systems sales decreased $11.6 million driven by a decline in U.S. sales in the second and third quarters partially offset by an increase in sales in the Middle East. Reduced market demand for fabric filters led to a decreased $11.1 million in filtration products. Corporate and other decreased by $5.6 million partly due to customer decisions to extend project completion dates. Industrial process cooling sales increased $2.9 million as order intake continued to improve.

Despite the decrease in sales, gross margin improved by 2 percentage points to 19% of net sales YTD from 17% of net sales in the prior-year YTD. Gross profit increased significantly in piping systems due to higher volume delivered by the U.A.E. facility and strong sales in industrial process cooling while filtration products gross profit decreased due to lower demand.

General and administrative expenses increased 7% to $20.9 million YTD from $19.5 million in the prior-year YTD. The increase was due to start-up costs of $0.8 million for the Saudi Arabia facility, $0.6 million for audit, tax consulting and other professional service expenses, higher non-cash deferred compensation expense partially offset by a reduction in stock-based compensation expense.

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

Net loss was $3 million in 2012 compared to a net loss of $2.6 million in the comparable prior-year's period.

Piping Systems
Current quarter vs. prior-year quarter

The manufacturing facility in Dammam, Saudi Arabia opened in April 2012. Expenses aggregating $1.8 million for the third quarter relating to this start-up facility were recorded to cost of goods sold, general and administrative and selling expenses.

Net sales decreased 25% to $26.5 million in the current quarter from $35.4 million in the prior-year quarter, attributed to a decrease in sales of domestic district heating and cooling products ("DHC") and the prior-year quarter included large domestic oil and gas projects. In 2011, the oil and gas projects were underway for all of the third quarter whereas in 2012, they began later in the third quarter. Sales increased in the U.A.E.

Gross margin increased to 23% of net sales in the current quarter from 18% of net sales in the prior-year quarter. Gross profit increased due to higher volume produced at the U.A.E. facility.

Operating expenses increased by $0.3 million in the current quarter, which included one-time domestic severance payments and start-up costs for the Saudi Arabia facility.

YTD vs. prior-year YTD

YTD net sales of $69 million declined 14% from $80.7 million in the prior-year YTD attributed to a decrease in sales of DHC and the prior year included a difference in timing of large domestic oil and gas projects. In 2011, the oil and gas projects were underway for all of the third quarter whereas in 2012, they began later in the third quarter.

Gross margin rose to 21% of net sales YTD from 17% of net sales in the prior year. Gross profit increased due to higher volume produced at the U.A.E. facility. Additionally, in the first quarter, domestic DHC had increased sales and improved margins due to product mix.

General and administrative expenses increased to $7.3 million or 11% of net sales YTD from $6.8 million or 8% of net sales for the prior-year YTD, which is related to operational start-up costs for the Saudi Arabia facility.

Selling expenses decreased to $2.8 million or 4% of net sales YTD from $3.1 million or 4% of net sales for the prior-year YTD. This decrease was due to decreased commission expense due to lower sales.

Filtration Products
Current quarter vs. prior-year quarter

Net sales decreased 14% to $20.7 million from $24 million in the prior-year quarter. Sales declines were the result of lower market demand across most filtration products. Gross profit decreased 24% to $2.6 million from $3.4 million due to lower sales volume and extremely competitive market conditions. In response to lower demand for fabric filters, the Company has reduced staff to better match market needs. In addition, management has increased marketing activities and taken other actions to drive sales growth and improve margins. Operating expenses remained level during the period.

YTD vs. prior-year YTD

YTD net sales decreased 15% to $63 million from $74 million in the prior-year period. Sales declines were the result of lower market demand across most filtration products. YTD gross profit decreased 20% to $8 million from $10 million in the prior-year period due to lower sales volume and gross margin decreased from 14% to 13%. Operating expenses remained level during the period.

Industrial Process Cooling
Current quarter vs. prior-year quarter

Net sales increased 3% to $9.2 million in the current quarter from $8.9 million in the prior-year quarter due to improving business conditions in the North American plastic and industrial market sectors. Gross margin increased to 28.4% from 27.8%. Operating expenses increased slightly in the current quarter.

YTD vs. prior-year YTD

YTD net sales of $27.2 million increased 12% from $24.3 million in the prior-year six months due to improving business conditions in the North American plastic and industrial market sectors. Gross margin increased to 27.9% from 27.4%.

General and administrative expenses increased YTD to $2.9 million from $2.6 million in the prior-year period. The change in spending was a result of additional staffing, professional costs and increased management incentive compensation expense related to improved performance partially offset by lower legal costs. General and administrative expense as a percentage of net sales was level. YTD selling expenses increased to $3.3 million from $3.0 million in the prior-year period driven by additional sales that led to higher commission expense, increased staffing after the 2011 first quarter and additional advertising expenses.

Corporate and Other
Current quarter vs. prior-year quarter

Net sales of $1.9 million in the current quarter decreased from $3 million in the prior-year quarter. Sales volume is lower than the same quarter last year.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses increased to $2.2 million or 4% of consolidated net sales in the current quarter from $1.9 million or 3% of consolidated net sales in the prior-year quarter. This increase was due to $170 thousand higher deferred compensation expense, $97 thousand for audit, tax consulting and other professional service expenses partially offset by a reduction in stock-based compensation expense.

Net interest expense increased to $594 thousand in the current quarter from $395 thousand in the prior-year quarter, due to less interest income earned overseas by piping systems as this cash was primarily deployed for the Saudi Arabia facility .

YTD vs. prior-year YTD

YTD net sales of $4 million decreased from $9.5 million in the prior-year YTD partly due to customer decisions to extend project completion dates.

General and administrative expenses increased to $7.1 million or 4% of consolidated net sales YTD from $6.3 million or 3% of consolidated net sales in the prior-year YTD. This increase was due to $0.6 million for audit, tax consulting and other professional service expenses, $149 thousand higher deferred compensation expense partially offset by a reduction in stock-based compensation expense.

YTD net interest expense increased to $1.4 million from $1 million in the prior-year YTD primarily due to less interest income earned overseas by piping systems as this cash was primarily deployed for the Saudi Arabia facility

INCOME TAXES

The Company's consolidated ETR was (8)% for the nine months ended October 31, 2012, which was affected primarily by the change in the mix of the projected tax-free earnings in the U.A.E. versus total projected earnings and losses. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2012 were $5.6 million compared to $4.2 million at January 31, 2012. Cash and cash equivalents were primarily held at the foreign subsidiaries. The Company's working capital was $45 million at October 31, 2012 compared to $43 million at January 31, 2012. Net cash used in operating activities during the first nine months of 2012 was $1.6 million compared to $9.2 million during the first nine months of 2011. The Company does not believe that it will be necessary to repatriate cash held outside of the U.S.

Net cash used in investing activities for the nine months ended October 31, 2012 included $5.3 million for capital expenditures, primarily for machinery and equipment in piping systems of which $2.2 million was related to the new plant in Saudi Arabia. In February 2012, the Company loaned $1 million to its Canadian joint venture to be used mainly for capital expenditures.

Debt totaled $47.4 million at October 31, 2012, a net increase of $10 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt". Net cash provided by financing activities was $9.3 million.

On July 11, 2002, the Company entered into the Loan Agreement. Under the terms of the Loan Agreement as amended, which matures on November 30, 2013, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At October 31, 2012, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At October 31, 2012, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the Nine months ended October 31, 2012 and 2011. As of October 31, 2012, the Company had borrowed $17.8 million and had $8.7 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2012, the amount of such restricted cash was $0.9 million. Cash required for operations is provided by draw downs on the line of credit.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2012 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Controls: There was a material weakness in internal control described in Item 9A of the Company's January 31, 2012 10-K/A filed on May 9, 2012. The Company's processes, procedures and controls related to the preparation, review and filing of its Annual Report on Form 10-K ("10-K") were not deemed effective at January 31, 2012 to ensure that its Independent Registered Public Accounting Firm ("Auditors") had completed its audit work and signed its Report and Consent prior to filing the 10-K. This material weakness did not result in any material adjustments to the Registrant's financial statements, notes thereto, or other disclosures in the 10-K.

In addition, the Company's processes, procedures and controls related to the preparation, review and filing of its Quarterly Report on Form 10-Q ("10-Q") were not effective at July 31, 2012 to ensure that contracts and significant adjustments outside the normal course of business had been properly approved, reviewed and reported in the Consolidated Interim Financial Statements. These material weaknesses did not result in a material adjustment to the Registrant's financial statements, notes thereto, or other disclosures in the 10-Q.

Other than the material weaknesses noted above, there has been no change in internal control over financial reporting during the quarter ended October 31, 2012 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting except as discussed below.

Remediation Plan for the Material Weaknesses in Internal Controls over Financial Reporting: The Company increased senior management's direction and review of filings to ensure compliance with the Company's internal controls. Beginning with the filing of the Annual Report on Form 10-K/A filed on May 9, 2012, the Company adopted a procedure that requires the Auditors signed Report and Consent, or such other report that is required for filing any report with the SEC to be in hand prior to such filing.

Upon discovering the material weaknesses related to contracts and significant adjustments outside the normal course of business being properly adhered to, the Company immediately took steps to implement formal operating policies regarding approval, communication and reporting of contracts and significant adjustments outside the normal course of business, and controls to ensure that such policies have been followed.

We believe the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to the preparation, review and filing of such reports, and will address the related material weaknesses that were identified as of January 31, 2012 and July 31, 2012.

PART II - OTHER INFORMATION
Item 6.     Exhibits

10 (k)	Project Work Agreement
31
Rule 13a - 14(a)/15d - 14(a) Certifications
(1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	December 7, 2012	/s/ David Unger
David Unger
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 7, 2012	/s/ Gerald O'Connor
Gerald O'Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)