Form 10-K
period 2013-01-31
MFRI INC
filed 2013-05-02
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013
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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $41,911,558 based on the closing sale price of $6.99 per share as reported on the NASDAQ Global Market on July 31, 2012.
The number of shares of the registrant's common stock outstanding at April 22, 2013 was 6,931,959.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III.

MFRI, Inc.
FORM 10-K
For the fiscal period ended January 31, 2013

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

Item 1. BUSINESS

MFRI, Inc., collectively with its subsidiaries ("MFRI", "Company" or "Registrant"), is engaged in the manufacture and sale of products in three reportable segments: piping systems, filtration products and industrial process cooling. Corporate and Other includes the installation of heating, ventilation and air conditioning ("HVAC") systems. This activity is not sufficiently large to constitute a reportable segment. The Company's fiscal year ends on January 31. Years and balances described as 2012 and 2011 are the fiscal years ended January 31, 2013 and 2012, respectively. In the year ended January 31, 2013, no customer accounted for 10% or more of the Company's net sales.

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

Recent development. On April 26, 2013, the Company announced the signing of a definitive agreement to sell the domestic assets of its subsidiary Thermal Care, Inc. to IPEG, Inc. The transaction closed on April 30, 2013. The Company included Thermal Care, Inc. in its consolidated results of the industrial processing cooling segment in continuing operations as of January 31, 2013 since the decision to sell the assets occurred after that time. Disposition of Thermal Care, Inc. will enable MFRI, Inc. to focus on its two principal segments: piping systems and filtration products. For further information, see Note 13 - Subsequent events, in the Notes to Consolidated Financial Statements

Piping Systems

Products and services. The Company engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution to multiple locations from central energy plants and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. The leak detection and location systems are sold with many of its piping systems and on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Piping systems frequently custom fabricates to job site dimensions and/or to incorporate provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors.

Domestic piping systems is seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Piping Systems."

Customers. The customer base is industrially and geographically diverse. In the United States of America ("U.S."), the Company employs national and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems. Globally, the Company employs a direct sales force as well as an exclusive agent network for several countries in the Middle and Far East to market and sell products and services.

Recent development. Piping systems spent two years investing in Saudi Arabia. In April 2012, the Company opened a new factory in Dammam, Saudi Arabia, which produces the insulated pipe, spools and fittings with important support from the United Arab Emirates ("U.A.E.") factory. On November 23, 2012, the Company announced receipt of several orders for the Saudi facility totaling over $23 million to supply engineered and insulated piping products for the chilled water distribution system utilized for a major expansion of the Grand Mosque in Mecca, Kingdom of Saudi Arabia. In addition, on February 5, 2013 the Company announced that its Perma-Pipe Saudi Arabia subsidiary received additional orders exceeding $27 million for the first phase of the district cooling system expansion project at King Abdul-Aziz International airport in Jeddah, Saudi Arabia. These orders and others received since, bring the total of major project work in Saudi Arabia to over $50 million.

The Grand Mosque expansion is one of the most prestigious projects in the Muslim world. The expansion project adds an area of about 1.8 million square meters (445 acres) to the current Mosque. The additional space will accommodate over 2 million pilgrims at one time compared to the current structure which is limited to 620,000 pilgrims. The project also comprises a number of new hotels, residential buildings, commercial centers and public facilities, as well as permanent housing for the people residing in the area. Chilled water flowing through Perma-Pipe's Poly-therm™ insulated piping systems will be used for air conditioning throughout the complex.

The King Abdul-Aziz International Airport is one of the largest projects in the recent history of the Kingdom of Saudi Arabia. The passenger terminal complex comprises an area over 6.7 million square feet (622,000 square meters) with 46 gates and 96 boarding bridges, including double deck access for the A380 Airbus. The total facilities span over 25,000 acres (100 square kilometers) including the chilled water distribution system, utility plants, utility tunnel, plant nursery, and a transportation center with integrated rail station.

We believe these orders represent a validation of the Company's strategy to expand its footprint to the rapidly developing Saudi market. Delivery on these orders is expected to be mostly completed during 2013.

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

Backlog. As of January 31, 2013, the backlog (See "Risk Factors" in Item 1A for definition) was $89.5 million. As of January 31, 2012, the backlog was $53.8 million.

Raw materials. Basic raw materials used in production are pipes and tubes made of carbon steel, alloy, copper, ductile iron, plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies or sources of availability of these needed raw materials.

The sensor cables used in the leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of the leak detection and location systems from components purchased from many sources.

Competition. Piping systems is highly competitive and believes its principal competition consists of between ten and twenty major competitors and more small competitors. The Company believes quality, service, a comprehensive product line and price are key competitive factors. The Company also believes it has a more comprehensive line for DHC than any competitor. Some competitors have greater financial resources and cost advantages as a result of manufacturing a limited range of products.

Government regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems, a small percentage of the total annual piping sales, is driven by federal and state environmental regulation with respect to hazardous waste. The Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of fluids through underground pipelines feature secondary containment and leak detection. The National Emission Standard for hydrocarbon airborne particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes such regulations may increase the demand for its piping systems products.

Filtration Products

Products and services. The Company manufactures and sells a wide variety of filter elements for cartridge collectors and baghouse air filtration and particulate collection systems. The principal types of industrial air filtration and particulate collection systems in use are baghouses, cartridge collectors, electrostatic precipitators, scrubbers and mechanical collectors. This equipment is used to eliminate particulates from the air by passing particulate laden gases through fabric filters (filter bags) or pleated media filter elements, in the case of baghouses or cartridge collectors, between electrically charged collector plates, in the case of electrostatic precipitators and contact with liquid reagents (scrubbers). The Company manufactures filter elements in standard industry sizes, shapes and filtration media and to custom specifications, maintaining manufacturing standards for more than 10,000 styles of filter elements to suit substantially all industrial applications. Filter elements are manufactured from industrial yarn, fabric and paper purchased in bulk. Most filter elements are produced from cellulose, acrylic, fiberglass, polyester, aramid, laminated membranes, or polypropylene fibers. The Company also manufactures filter elements from more specialized materials, sometimes using special finishes.

The Company markets numerous filter related products and accessories used during the installation, operation and maintenance of cartridge collectors and baghouses, including wire cages used to support filter bags, spring assemblies for proper tensioning of filter bags and clamps and hanger assemblies for attaching filter elements. In addition, the Company markets hardware items used in the operation and maintenance of cartridge collectors and baghouses. The Company also provides maintenance services, consisting primarily of air filtration system inspection and filter element replacement, using a network of independent contractors.

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

Customers. The customer base is industrially and geographically diverse. These products and services are used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

Filtration products have an integrated sales program, which consists of field-based sales personnel, manufacturers' representatives, a telemarketing operation and computer-based customer information systems. The Company believes the computer-based information systems are instrumental in increasing sales of filter-related products and accessories and maintenance services, as well as sales of filter elements. Filtration products are marketed domestically under the names Midwesco Filter and TDC Filter Manufacturing.

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

Backlog. As of January 31, 2013, the backlog was $25.8 million, of which approximately 45% is expected to be completed in 2013. As of January 31, 2012, the backlog was $14.5 million.

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

The Company believes quality, service and price are the most important competitive factors in filtration products. Often, a manufacturer has a competitive advantage when its products have performed successfully for a particular customer in the past. Additional effort is required by a competitor to market products to such a customer. In certain applications, the Company believes its proprietary Seamless Tube® product and customer support provide the Company with a competitive advantage. Some competitors may have a competitive advantage with respect to their own proprietary products and processes, such as specialized fabrics and fabric finishes. In addition, some competitors may have cost advantages with respect to products as a result of lower wage rates and/or greater vertical integration.

Government regulation. The sale of filtration products is influenced by governmental regulation of air pollution at the federal and state levels. The regulatory standards are implemented by each state individually. Emission standards are continually becoming more stringent and this drives the requirements for product performance.

Industrial Process Cooling

Recent developments. On April 26, 2013, the Company announced the signing of a definitive agreement to sell the domestic assets of its subsidiary Thermal Care, Inc. to IPEG, Inc. The transaction closed on April 30, 2013. Disposition of Thermal Care, Inc. will enable MFRI, Inc. to focus on its two principal segments: piping systems and filtration products. For further information, see Note 13 - Subsequent events, in the Notes to Consolidated Financial Statements.

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

Customers. The Company sells its products in the global thermoplastics and printing markets as well as to other industrial applications that require specialized heat transfer equipment. Domestic thermoplastics processors are the largest market served by industrial process cooling, representing the core of its business. The Company's cooling products are sold through independent manufacturers' representatives on an exclusive territory basis. Temperature control products are sold through a network of independent dealers/distributors in major industrial markets.

The Company believes the total annual U.S. market for water cooling equipment in the plastics industry was more than $100 million on a pre-recession basis and the Company is one of the three largest suppliers of such equipment to the plastics industry. The Company believes the plastics industry is a mature industry with growth consistent with that of the national economy. The Company has increased sales to non-plastics industries that require specialized heat transfer equipment, usually sold to end users as a package by the supplier of the primary equipment, particularly in the laser, metallizing and machine tool industries. The Company believes the size of this market was more than $200 million annually prior to the current recession. The original equipment manufacturer distributes products to the end user in these markets.

Intellectual property. The Company has registered the trademarks Thermal Care®, AWS® and Applied Web Systems®.

Backlog. As of January 31, 2013, the backlog was $4.7 million, all of which is expected to be completed in 2013. As of January 31, 2012, the backlog was $6.4 million.

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

Employees

As of February 28, 2013, the Company had 1,212 full-time employees, of whom 50% worked outside the U.S.

International

The Company's international operations as of January 31, 2013 include subsidiaries and a joint venture in five foreign countries on three continents. The Company's international operations contributed approximately 24.1% of revenue in 2012 and 15.7% of revenue in 2011.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2013:

Name	Offices and positions, if any, held with the Company; age	Executive officer of the Company or its predecessor since
Bradley E. Mautner	Director, President and Chief Executive Officer; Age 57	1994

Karl J. Schmidt	Vice President and Chief Financial Officer; Age 59	2013

Michael D. Bennett	Vice President, Secretary and Treasurer; Age 68	1989

Timothy P. Murphy	Vice President of Human Resources; Age 63	2008

Fati A. Elgendy	President and Chief Operating Officer, Perma-Pipe; Age 64	1990

Robert A. Maffei	Vice President, Perma-Pipe; Age 65	1987

John Mark Foster	President, Midwesco Filter; Age 51	2008

Stephen C. Buck	President, Thermal Care; Age 64	2007

Edward A. Crylen	President and Chief Operating Officer, Midwesco Mechanical and Energy; Age 61	2006
All of the executive officers serve at the discretion of the Board of Directors.

Bradley E. Mautner, Chief Executive Officer since February 2013. President since December 2004; Chief Operating Officer from December 2004 to January 2013; Executive Vice President from December 2002 to December 2004;Vice President from December 1996 through December 2002; Director since 1994.

Karl J. Schmidt, Appointed Vice President and Chief Financial Officer January 2013. From 2010 to 2012, Mr. Schmidt served as the Chief Financial Officer of Atkore International (previously Tyco Electrical and Metal Products), a manufacturer of steel pipe and tube products, electrical conduits, cable, and cable management systems. From 2002 to 2009, Mr. Schmidt served as the Executive Vice President and Chief Financial Officer of Sauer-Danfoss, Inc., a global manufacturer of hydraulic, electrical, and electronic components and solutions for off-road vehicles.

Michael D. Bennett, Vice President, Secretary and Treasurer since August 1989. Chief Financial Officer from August 1989 to October 2012.

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

Stephen C. Buck, President of Thermal Care since October 2007.

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

Economic factors. In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted all of the Company's businesses, directly or indirectly. Downturns in such general economic conditions can significantly affect the business of our customers, which in turn affects demand, volume, pricing, and operating margin for our services and products. Many of our customers and suppliers felt the impact of the economic downturn. A downturn in one or more of our significant markets could have a material adverse effect on the Company's business, results of operations or financial condition. Because economic and market conditions vary within the Company's segments, the Company's performance by segment will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices. Failure to successfully manage any of these risks could have an adverse impact on the Company's financial position, results of operations and cash flow.

Customer access to capital funds. Uncertainty about current economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company's products. The adverse effect of the continuing decrease in federal and state spending has significantly decelerated government funding construction activity in the U.S., negatively impacting sales volume at the Company's domestic facilities.

Attracting and retaining senior management and key personnel. The Company's ability to meet strategic and financial goals will depend to a significant extent on the continued contributions of senior management. Future success will also depend in large part on the ability to identify, attract, motivate, effectively utilize and retain highly qualified managerial, sales and marketing and technical personnel. The loss of senior management or other key personnel or the inability to identify, attract and retain qualified personnel in the future could make it more difficult to manage the business and could adversely affect operations and financial results.

Rapid growth of business. Expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

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

Changes in government policies and laws and worldwide economic conditions. International sales represent a significant portion of the Company's total sales and continued growth and profitability may involve further international expansion. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

Government regulation. Demand for the Company's leak detection and location and secondary containment piping systems is driven primarily by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates have increased the demand for the Company's leak detection and location and secondary containment piping systems. Filtration products, to a large extent, are dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act. Although changes in such environmental regulations could significantly alter the demand for the Company's products and services, the Company does not believe such a change is likely to decrease demand in the foreseeable future.

Financing. If there were an event of default under the Company's current revolving credit facility, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that the assets or cash flow would be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's revolving credit facility may limit management's discretion by restricting options such as:

·	incurring additional debt;

·	entering into transactions with affiliates;

·	making investments or other restricted payments;

·	paying dividends or making other distributions; and

·	creating liens.
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

Percentage-of-completion revenue recognition. The Company measures and recognizes a portion of revenue and profits under the percentage-of-completion accounting methodology. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2.    PROPERTIES
Piping Systems

Illinois	Owned production facilities and office space	16,800 square feet
Louisiana	Owned production facilities and leased land	18,900 square feet
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Joint venture owned production facilities and office space	87,160 square feet on approximately 128 acres
India	Leased production facilities, office space and land	33,700 square feet on approximately 1 acre
Kingdom of Saudi Arabia	Owned production facilities on leased land	89,000 square feet on approximately 19 acres
United Arab Emirates	Leased office space and production facilities on leased land	119,300 square feet on approximately 18 acres

Filtration Products

Illinois	Bolingbrook - owned production facilities and office space	101,500 square feet on 5.5 acres
	Cicero - owned production facilities and office space, currently idle	130,700 square feet on 2.8 acres
Virginia	Owned production facilities	97,500 square feet on 5.0 acres
	Leased office space	12,000 square feet
Denmark	Owned production facilities and office space	69,800 square feet on 3.5 acres

Industrial Process Cooling

Illinois	Owned production facilities and office space	87,600 square feet on 8.1 acres
Denmark	Owned production facilities and office space	16,500 square feet

The Company's principal executive offices, which occupy approximately 23,400 square feet of space in Niles, Illinois, are owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and, that productive capacities will be adequate for present and currently anticipated needs.

The Company has several significant operating lease agreements as follows:

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030 and an additional ten acres of land is leased through 2031.

•
Land for production facilities in the U.A.E of approximately 80,200 square feet is leased until June 30, 2030. Office space and land for production facilities of approximately 37,700 square feet in the U.A.E. is leased until July 2032.

•	Office space of approximately 12,000 square feet in Virginia is leased through July 31, 2013.

For further information, see Note 6 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS - The Company had no material pending litigation.

Item 4.    MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's fiscal year ends on January 31. Years and balances described as 2012 and 2011 are the fiscal years ended January 31, 2013 and 2012, respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI". The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2012 and 2011.

	High	Low
2012
First Quarter	$8.14	$7.00
Second Quarter	7.38	6.75
Third Quarter	7.00	5.34
Fourth Quarter	6.14	4.82
2011
First Quarter	13.06	9.57
Second Quarter	10.21	6.96
Third Quarter	9.47	6.51
Fourth Quarter	7.51	6.43

As of March 15, 2013, there were 71 stockholders of record and other additional shareholders for whom securities firms acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's line of credit agreement does not permit the payment of dividends. For further information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements.

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

Equity Compensation Plan Information

The following table provides information regarding the number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2013.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	969,328	$10.77	572,587

ITEM 6. SELECTED FINANCIAL DATA - Not applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales
$ in millions
250
200
150
100
50
0
2012
2011

Gross Profit
$ in millions
40
30
20
10
0
2012
2011

	January 31,
Consolidated Backlog ($ in thousands):	2013	2012
Piping Systems	$89,508	$53,769
Filtration Products	25,834	14,473
Industrial Process Cooling	4,665	6,431
Corporate and Other	28,176	8,539
Total	$148,183	$83,212

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

The analysis presented below and discussed in more detail throughout the MD&A was organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the Consolidated Financial Statements in Item 8 of this report, including the notes thereto. An overview of the segment results is provided in Note 1 - Business and segment information, in the Notes to Consolidated Financial Statements.

In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted all of the Company's businesses, directly or indirectly. Although improvement is expected, the timing of economic recovery in the markets we serve remains uncertain. The adverse effect of the continuing decrease in federal and state spending has significantly decelerated government funding construction activity in the U.S., negatively impacting sales volume at the Company's domestic facilities. Because economic and market conditions vary within the Company's segments, the Company's future performance by segment will vary. Should current economic conditions continue, or a further downturn occur in one or more of our significant markets, the Company could experience a period of declining net sales, which could adversely impact the Company's results of operations.

On April 26, 2013, the Company announced the signing of a definitive agreement to sell the domestic assets of its subsidiary Thermal Care, Inc. to IPEG, Inc. The transaction closed on April 30, 2013. Disposition of Thermal Care, Inc. will enable MFRI, Inc. to focus on its two principal segments: piping systems and filtration products. For further information, see Note 13 - Subsequent events, in the Notes to Consolidated Financial Statements.

2012 Compared to 2011

Net sales were $212 million in 2012, a decrease of 9% from $233.5 million in 2011. Reduced market demand for fabric filters led to a decrease of $14.6 million in filtration products. Piping systems sales decreased $7.3 million driven by a decline in U.S. sales in the second and third quarters partially offset by an increase in sales in the Middle East. Corporate and other decreased by $4.6 million partly due to customer decisions to extend project completion dates. Industrial process cooling sales increased $5 million as order intake continued to improve.

Despite the decrease in sales, gross margin improved by 2 percentage points to 18% of net sales compared to 16% of net sales in 2011. Gross profit of $38.1 million in 2012 increased 5% from $36.3 million in 2011. Gross profit increased significantly in piping systems due to higher volume delivered by the U.A.E. facility and strong sales in industrial process cooling while filtration products gross profit decreased due to lower demand.

Operating expenses increased 9.6% to $45.4 million from $41.4 million. The primary increase was a non-cash $1.5 million charge to recognize the impairment of fixed assets in filtration products related to its idle manufacturing facility located in Cicero, Illinois. Strategic consulting, audit and tax consulting increased a total of $1.5 million. Start-up costs of $0.9 million for the Saudi Arabia facility were also included. Industrial process cooling added staff and had increased management incentive compensation expense related to improved performance.

The Company's worldwide effective income tax rates for 2012 and 2011 were (140.2)% and (0.3)%, respectively. In the fourth quarter of 2012, the Company recorded a full valuation allowance on domestic deferred tax assets. This resulted in a $12.5 million non-cash charge. For additional information, see the Income Tax section of the MD&A and see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Before non-cash charges described above, the net loss was $4.5 million compared to net loss of $5 million in 2011. Increased professional costs and filtration products' decrease in gross profit contributed to the increased loss. This was partially offset by piping systems' increase in gross profit.

Piping Systems

The manufacturing facility in Dammam, Saudi Arabia opened in April 2012. Expenses aggregating $2.9 million for 2012 relating to this start-up facility were recorded to cost of goods sold, general and administrative and selling expenses.

Piping systems' domestic sales and earnings are seasonal, typically lower during the fourth and first quarters due to unfavorable weather for construction over much of North America and are correspondingly higher during the second and third quarters. Additionally because piping systems is based on large discrete projects, revenues can be subject to large swings in both geography and reporting period.

($ in thousands)	2012	2011	% (Decrease) Increase
Net sales	$89,664	$96,977	(7.5)%

Gross profit	17,020	14,410	18.1%
Percentage of net sales	19%	15%

Income from operations	3,452	1,143	202%
Percentage of net sales	3.8%	1.2%

Net sales of $90 million decreased 7.5% from $97 million, in the prior-year attributed to a decrease in sales of domestic district heating and cooling products ("DHC") and the prior-year included large domestic oil and gas projects. In 2012, sales increased in the U.A.E.

Gross margin increased to 19% of net sales from 15% of net sales in the prior-year. Gross profit increased due to higher volume produced at the U.A.E. facility.

General and administrative expense increased to $9.8 million or 10.9% of net sales in 2012 from $9.2 million or 9.3% of net sales in 2011. This increase is related to operational start-up costs for the Saudi Arabia facility.

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

($ in thousands)	2012	2011	% Decrease
Net sales	$79,143	$93,705	(15.5)%

Gross profit	10,474	12,466	(16.0)%
Percentage of net sales	13.2%	13.3%

(Loss) income from operations	(2,962)	614	(582.4)%
Percentage of net sales	(3.7)%	0.7%

Net sales decreased 15.5% to $79.1 million in 2012 from $93.7 million in 2011. Sales declines were the result of lower market demand across most filtration products.

Gross margin decreased slightly to 13.2% of net sales from 13.3% of net sales in 2011. Gross profit decreased 16.0% to $10.5 million from $12.5 million in the prior-year due to lower sales volume.

General and administrative expenses and selling expenses remained consistent. In the fourth quarter, filtration product's recorded a $1.5 million impairment on fixed assets relating to its idle manufacturing facility located in Cicero, Illinois.

Industrial Process Cooling

On April 26, 2013, the Company announced the signing of a definitive agreement to sell the domestic assets of its subsidiary Thermal Care, Inc. to IPEG, Inc. The transaction closed on April 30, 2013. Disposition of Thermal Care, Inc. will enable MFRI, Inc. to focus on its two principal segments: piping systems and filtration products. For further information, see Note 13 - Subsequent events, in the Notes to Consolidated Financial Statements.

The Company included Thermal Care, Inc. in its consolidated results of the industrial processing cooling segment in continuing operations as of January 31, 2013 since the decision to sell the assets occurred after that time. In future periods Industrial process cooling will be accounted for as a discontinued operation.

($ in thousands)	2012	2011	% Increase
Net sales	$37,131	$32,112	16%

Gross profit	10,240	8,541	20%
Percentage of net sales	27.6%	27%

Income from operations	1,954	810	141%
Percentage of net sales	5.3%	2.5%

Net sales of $37 million increased 16% from $32 million in 2011 due to improving business conditions in the North American plastic and industrial market sectors. Gross profit increased 20% to $10.2 million from $8.5 million in 2011. Gross margin slightly increased as a percentage of net sales.

General and administrative expenses increased to $3.8 million from $3.6 million in 2011 and decreased as a percentage of net sales to 10% from 11% in 2011 due to the effect of higher sales. The change in spending was a result of additional staffing, professional costs and increased management incentive compensation expense related to improved performance partially offset by lower legal costs.

Selling expenses increased to $4.5 million in 2012 from $4.2 million in 2011 due to higher commission expense as a result of additional sales, increased staffing after the 2011 first quarter and additional advertising expenses. Selling expenses as a percentage of net sales decreased to 12% from 13% of net sales in 2011 due to the effect of higher sales.

Corporate and Other

Net sales of $6.1 million in 2012 decreased from $10.7 million in 2011, due to HVAC customers decisions to extend project completion dates.

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses increased 19% to $10.1 million or 4.8% of net sales from $8.5 million or 3.7% of net sales in 2011. The spending was due to increased expenses of $1.5 million for audit, tax consulting and other professional service expenses.

Interest expense increased to $2.3 million from $2.2 million in 2011. Interest income decreased to $511 thousand from $728 thousand due to less interest income earned overseas by piping systems as this cash was primarily deployed for the construction of the Saudi Arabia facility.

INCOME TAXES

The Company's worldwide effective tax rates ("ETR") were (140.2)% and (0.3)% in 2012 and 2011, respectively. The ETR in the periods presented was the result of the mix of income earned / losses incurred in multiple tax jurisdictions with various income tax rates. Income earned in the U.A.E. is not subject to any local country income tax. The ETR in 2012 was less than the statutory U.S. federal income tax rate, mainly due to the full valuation allowance of $12.5 million recorded on the domestic deferred tax assets. The ETR in 2011 was less than the statutory U.S. federal income tax rate, due to foreign losses and repatriation of foreign earnings.

As of January 31, 2013, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

A reconciliation of the ETR to the U.S. Statutory tax rate is as follows:

	2012	2011
Statutory tax rate	34.0%	34.0%
Valuation allowance for domestic deferred tax assets	(149.0)%	—%
Valuation allowance for state deferred tax assets	(13.9)%	(1.1)%
Differences in foreign tax rate	(10.9)%	(28.8)%
Foreign tax credit	0.9%	26.2%
Research tax credit	1.2%	19.1%
Repatriation	—%	(36.4)%
Valuation allowance for foreign NOLs	(8.0)%	(9.0)%
Nontaxable income from the Canadian joint venture	6.1%	10.7%
State taxes, net of federal benefit	2.8%	(8.4)%
All other, net expense	(3.4)%	(6.6)%
Effective income tax rate	(140.2)%	(0.3)%

For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2013 were $7 million as compared to $4.2 million at January 31, 2012. Cash and cash equivalents were primarily held at the foreign subsidiaries. The Company's working capital was $35.1 million at January 31, 2013 compared to $43 million at January 31, 2012. Cash provided by operations in 2012 was $5.3 million compared to cash used in operations of $0.2 million in 2011. The Company does not believe that it will be necessary to repatriate cash held outside of the U.S.

Net cash used in investing activities in 2012 included $5.4 million for capital expenditures, primarily for machinery and equipment in piping systems of which $2.7 million was related to the new plant in Saudi Arabia. The Company estimates that capital expenditures for 2013 will be approximately $5 million, of which the Company may finance capital expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit. The majority of such expenditures relates to piping systems. In February 2012, the Company lent $1 million to its Canadian joint venture to be used mainly for capital expenditures.

Debt totaled $42 million at January 31, 2013, an increase of $4.6 million since January 31, 2012. Net cash provided by financing activities was $3.8 million. For additional information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements. Other long-term liabilities of $3.7 million were composed primarily of accrued pension cost and deferred compensation.

The following table summarizes the Company's estimated contractual obligations at January 31, 2013.

($ in thousands)		Year Ending January 31,
Contractual obligations	Total	2014	2015	2016	2017	2018	Thereafter
Revolving line domestic (1)	$13,989	$—	$—	$—	$13,989	$—	$—
Mortgages (2)	18,602	1,043	1,041	1,040	1,039	4,004	10,435
Revolving line foreign	2,968	1,885	56	56	56	56	859
Term loans (3)	11,162	2,847	2,400	1,803	1,792	411	1,909
Subtotal	46,721	5,775	3,497	2,899	16,876	4,471	13,203
Capitalized lease obligations	2,944	756	703	686	659	140	—
Operating lease obligations (4)	9,649	1,779	1,428	1,286	1,247	1,197	2,712
Projected pension contributions (5)	4,041	628	337	351	356	380	1,989
Deferred compensation (6)	5,833	163	163	163	103	39	5,202
Employment agreements (7)	101	—	—	—	—	—	101
Uncertain tax position obligations (8)	517	—	—	—	—	—	517
Total	$69,806	$9,101	$6,128	$5,385	$19,241	$6,227	$23,724
Notes to contractual obligations table

(1)
Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt at January 31, 2013, and the weighted average interest rate of 3.57% on that debt, such interest was being incurred at an annual rate of approximately $673 thousand.

(2)	Scheduled maturities, including interest.

(3)
Term loan obligations exclude floating rate interest on term loan with a January 31, 2013 balance of $0.6 million. Based on the amount of such debt as of January 31, 2013, and the weighted average interest rate of 4.24% on that debt, such interest was being incurred at an annual rate of approximately $36 thousand.

(4)	Minimum contractual amounts, assuming no changes in variable expenses.

(5)	Includes expected employer contributions for fiscal year ending January 31, 2014 and estimated future benefit payments reflecting expected future service.

(6)
Non-qualified deferred compensation plan - The Company has deferred compensation agreements with key employees. Vesting based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. Includes payment estimates calculated by third party administrator.

(7)	Refer to the proxy statement for a description of compensation plans for Named Executive Officers.

(8)	Refer to Note 7 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving asset-based line of credit. The third amendment to the loan agreement executed March 15, 2013 extended the maturity date of the loan from November 30, 2013 to November 30, 2016. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends, and require attainment of levels of profitability and cash flows. At January 31, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2013, the prime rate was 3.25%, the LIBOR rate was 0.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.5 and 2.75 percentage points, respectively. Monthly interest payments were made during the years ended January 31, 2013 and 2012. As of January 31, 2013, the Company had borrowed $14 million and had $4.8 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2013, the amount of such restricted cash was $0.1 million. Cash required for operations is provided by draw-downs on the line of credit.

On August 28, 2007, the Company amended and restated the Term Loan Note to $3.0 million ("Term Loan"). The Company is scheduled to pay $107 thousand of principal on the first days of March, June, and September, with the remaining unpaid principal payable on November 30, 2013. The third amendment to the loan agreement allows for an additional term loan of $2.5 million less $0.6 million, the amount outstanding on this loan, in 2013, subject to attaining certain performance levels.

On April 10, 2012, the Company obtained a loan from a U.A.E. bank to purchase equipment and office furniture for a building for the piping system's facility in Saudi Arabia, in the amount of 22.2 million Dirhams, approximately $5.9 million U.S. dollars at the exchange rate prevailing on the transaction date. The loan bears interest at 5.5% with quarterly payments of approximately $408 thousand for both principal and interest and matures April 2017.

The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. At January 31, 2013, borrowings under these credit arrangements totaled $2.5 million; an additional $2.9 million remained unused.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's significant accounting policies are discussed in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known.

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

Percentage of completion revenue recognition. All divisions recognize revenues under the above stated revenue recognition policy except for sizable complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

New accounting pronouncements. See Note 2 - Recent accounting pronouncements, in the Notes to Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2013 and 2012 and the notes thereto are set forth elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2013 to ensure that information required to be disclosed in the reports that are filed or submitted under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2013, based on criteria in the COSO Report.

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

Other than the controls implemented to address the material weaknesses noted above, there has been no change in internal control over financial reporting during the year ended January 31, 2013 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting except as discussed below.

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

On January 30, 2013, the Board of Directors of the Company appointed Karl J. Schmidt to serve as the Company's Vice President and Chief Financial Officer.

We believe the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to the preparation, review and filing of such reports, and will address the related material weaknesses that were identified as of January 31, 2012 and July 31, 2012.

Item 9B.    OTHER INFORMATION - None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

Item 14.    PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2013 annual meeting of stockholders.

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

We have audited the accompanying consolidated balance sheets of MFRI, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years ended January 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
May 2, 2013

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	January 31,
(In thousands, except per share data)	2013	2012

Net sales	$212,018	$233,496
Cost of sales	173,911	197,175
Gross profit	38,107	36,321

Operating expenses:
General and administrative expense	30,178	26,252
Selling expense	15,194	15,132
Total operating expenses	45,372	41,384

Loss from operations	(7,265)	(5,063)

Income from joint venture	1,386	1,558

Interest expense, net	1,816	1,437
Loss before income taxes	(7,695)	(4,942)

Income tax expense	10,790	17

Net loss	($18,485)	($4,959)

Weighted average number of common shares outstanding
Basic and diluted	6,922	6,878

Loss per share
Basic and diluted	($2.67)	($0.72)

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(In thousands)

	January 31,
	2013	2012

Net loss	($18,485)	($4,959)

Other comprehensive income (loss)
Currency translation adjustments, net of tax	(251)	(942)
Minimum pension liability adjustment, net of tax	112	(969)
Interest rate swap, net of tax	(6)	138
Other comprehensive loss	(145)	(1,773)

Comprehensive loss	($18,630)	($6,732)
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except per share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$7,035	$4,209
Restricted cash	725	1,854
Trade accounts receivable, less allowance for doubtful accounts of $352 at January 31, 2013 and $235 at January 31, 2012	27,842	28,109
Inventories, net	42,333	40,204
Prepaid expenses and other current assets	4,476	3,973
Deferred tax assets - current	—	1,946
Costs and estimated earnings in excess of billings on uncompleted contracts	1,935	2,375
Total current assets	84,346	82,670
Property, plant and equipment, net of accumulated depreciation	46,401	47,842
Other assets
Deferred tax assets - long-term	1,766	10,967
Note receivable from joint venture	5,200	4,195
Investment in joint venture	6,022	4,636
Cash surrender value of deferred compensation plan	2,946	2,782
Other assets	2,425	3,860
Patents, net of accumulated amortization	373	331
Total other assets	18,732	26,771
Total assets	$149,479	$157,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$22,905	$20,020
Commissions and management incentives payable	3,368	4,722
Accrued compensation and payroll taxes	5,112	4,571
Current maturities of long-term debt	5,419	2,736
Customers' deposits	7,571	2,432
Other accrued liabilities	2,524	2,610
Billings in excess of costs and estimated earnings on uncompleted contracts	1,572	1,978
Deferred tax liabilities - current	696	—
Income tax payable	34	417
Total current liabilities	49,201	39,486
Long-term liabilities
Long-term debt, less current maturities	36,603	34,682
Deferred compensation liabilities	5,670	5,686
Other long-term liabilities	3,750	5,074
Total long-term liabilities	46,023	45,442
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,924 issued and outstanding January 31, 2013 and 6,913 issued and outstanding January 31, 2012	$69	$69
Additional paid-in capital	50,358	49,828
Retained earnings	4,553	23,038
Accumulated other comprehensive loss	(725)	(580)
Total stockholders' equity	54,255	72,355
Total liabilities and stockholders' equity	$149,479	$157,283
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2011	$69	$49,003	$27,997	$1,193	$78,262

Net loss			(4,959)		(4,959)
Stock options exercised	—	210			210
Stock-based compensation		621			621
Excess tax benefit from stock options exercised		(6)			(6)
Interest Rate Swap				61	61
Pension liability adjustment				(1,563)	(1,563)
Foreign currency translation adjustment				(942)	(942)
Tax benefit on above items				671	671
Total stockholders' equity at January 31, 2012	$69	$49,828	$23,038	($580)	$72,355

Net loss			(18,485)		(18,485)
Stock options exercised	—	35			35
Stock-based compensation expense		484			484
Excess tax expense from stock options exercised		11			11
Interest Rate Swap				97	97
Pension liability adjustment				466	466
Foreign currency translation adjustment				(263)	(263)
Tax benefit on above items				(445)	(445)
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Common stock shares	2012	2011
Balance beginning of year	6,912,771	6,851,471
Stock options exercised	11,313	61,300
Balance end of year	6,924,084	6,912,771

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	January 31,
($ in thousands)	2013	2012
Operating activities
Net loss	($18,485)	($4,959)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	5,806	5,582
Impairment on fixed assets	1,520	—
Deferred tax expense (benefit)	11,849	(989)
Income from joint venture	(1,386)	(1,558)
Stock-based compensation expense	484	621
Cash surrender value of deferred compensation plan	(163)	86
Loss on disposal of fixed assets	64	115
Changes in operating assets and liabilities
Accounts payable	2,908	1,308
Accrued compensation and payroll taxes	(844)	(1,852)
Inventories	(2,080)	(4,683)
Customers' deposits	5,139	520
Income taxes receivable and payable	(384)	8
Prepaid expenses and other current assets	563	(234)
Accounts receivable, net	318	8,075
Costs and estimated earnings in excess of billings on uncompleted contracts	34	62
Other assets and liabilities	5	(2,292)
Net cash provided by (used in) operating activities	5,348	(190)

Investing activities
Additions to property, plant and equipment	(5,360)	(10,086)
Loan to joint venture	(989)	—
Proceeds from sales of property and equipment	95	18
Net cash used in investing activities	(6,254)	(10,068)

Financing activities
Borrowings	194,035	195,363
Payment of debt	(189,684)	(196,671)
Decrease in drafts payable	(8)	(475)
Payment on capitalized lease obligations	(591)	(293)
Stock options exercised	35	210
Tax benefit of stock options exercised	11	—
Net cash provided by (used in) financing activities	3,798	(1,866)

Effect of exchange rate changes on cash and cash equivalents	(66)	(385)
Net increase (decrease) in cash and cash equivalents	2,826	(12,509)
Cash and cash equivalents - beginning of period	4,209	16,718
Cash and cash equivalents - end of period	$7,035	$4,209
Supplemental cash flow information
Cash paid for
Interest	$2,314	$2,117
Income taxes	200	439
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2013 and 2012
(Tabular dollars in thousands, except per share data)

Note 1 - Business and segment information

MFRI, Inc. ("MFRI", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. MFRI is engaged in the manufacture and sale of products in three distinct segments: piping systems, filtration products and industrial process cooling.

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2012 and 2011 are the fiscal years ended January 31, 2013 and 2012, respectively.

Nature of business. Piping systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. This segment's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. Piping systems' leak detection and location systems are sold with many of its piping systems and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property. Filtration products manufactures and sells a wide variety of filter elements for use in industrial air filtration systems and particulate collection systems. Air filtration systems are used in a wide variety of industries to limit particulate emissions, primarily to comply with environmental regulations. Filtration products markets air filtration related products and accessories, and provides maintenance services, consisting primarily of dust collector inspection, filter cleaning and filter replacement. Industrial process cooling designs, manufactures and sells industrial process cooling, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications. Corporate and Other includes the installation of HVAC systems, that is not sufficiently large to constitute a reportable segment. The Company's products are sold both within the U.S. and internationally.

MFRI's reportable segments are strategic businesses that offer different products and services. Each is managed separately based on fundamental operating differences. Each strategic business was acquired as a unit and management at the time of acquisition was retained. The Company evaluates performance based on gross profit and income or loss from operations.

Segment information was as follows:

	2012	2011
Net sales
Piping Systems	$89,664	$96,977
Filtration Products	79,143	93,705
Industrial Process Cooling	37,131	32,112
Corporate and Other	6,080	10,702
Total net sales	$212,018	$233,496
Gross profit
Piping Systems	$17,020	$14,410
Filtration Products	10,474	12,466
Industrial Process Cooling	10,240	8,541
Corporate and Other	373	904
Total gross profit	$38,107	$36,321
Income (loss) from operations
Piping Systems	$3,452	$1,143
Filtration Products	(2,962)	614
Industrial Process Cooling	1,954	810
Corporate and Other	(9,709)	(7,630)
Total loss from operations	$(7,265)	$(5,063)
Income (loss) before income taxes
Piping Systems	$4,838	$2,701
Filtration Products	(2,962)	614
Industrial Process Cooling	1,954	810
Corporate and Other	(11,525)	(9,067)
Total loss before income taxes	$(7,695)	$(4,942)
Segment assets
Piping Systems	$83,944	$74,953
Filtration Products	52,958	55,095
Industrial Process Cooling	11,451	10,810
Corporate and Other	1,126	16,425
Total segment assets	$149,479	$157,283
Capital expenditures
Piping Systems	$4,206	$8,396
Filtration Products	995	1,449
Industrial Process Cooling	74	51
Corporate and Other	85	190
Total capital expenditures	$5,360	$10,086
Depreciation and amortization
Piping Systems	$3,344	$3,076
Filtration Products	1,750	1,734
Industrial Process Cooling	120	154
Corporate and Other	592	618
Total depreciation and amortization	$5,806	$5,582
Impairment of fixed assets
Filtration Products	$1,520	$0

Geographic information. Net sales are attributed to a geographic area based on the destination of the product shipment. Sales to foreign customers was 33% in 2012 compared to 30% in 2011. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

	2012	2011
Net sales
United States	$142,454	$163,104
Middle East	24,631	12,721
Europe	19,386	20,815
Canada	11,183	6,894
India	6,318	2,259
Other Americas	3,053	22,370
Other	4,993	5,333
Total net sales	$212,018	$233,496

Long-lived assets
United States	$27,151	$30,366
Middle East	13,204	11,417
Denmark	5,065	4,623
India	981	1,436
Total long-lived assets	$46,401	$47,842

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

Correction of immaterial errors. In the second quarter of 2012, management discovered prior period inventory errors. The cumulative adjustment for the inventory errors covering the period from February 1, 2006 to January 31, 2012, was approximately $236 thousand. The adjustment applicable to the fourth quarter of 2011 was approximately $28 thousand, no adjustment to the first three quarters of 2011 and the adjustment applicable to prior years (February 2006 - January 2011) totaled approximately $208 thousand

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction.

A reconciliation of the effects of the adjustments to the previously reported balance sheet at January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Inventories, net	$39,968	$236	$40,204
Total current assets	82,434	236	82,670
Total assets	157,047	236	157,283
Retained earnings	22,802	236	23,038
Total stockholders' equity	72,119	236	72,355
Total liabilities and stockholders' equity	157,047	236	157,283

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the year ending January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Cost of sales	$197,203	($28)	$197,175
Gross profit	36,293	28	36,321
Loss from operations	(5,091)	28	(5,063)
Loss before income taxes	(4,970)	28	(4,942)
Net loss	(4,987)	28	(4,959)
A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the year ending January 31, 2012 follows:

	As Reported	Adjustment	As Adjusted
Net loss	($4,987)	$28	($4,959)
Inventories	(4,655)	(28)	(4,683)

A reconciliation of the effects of the adjustments to the previously reported statement of stockholders' equity for the year ending January 31, 2012 follows:

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $7 million and $4.2 million as of January 31, 2013 and 2012, respectively. The balance is primarily cash and cash equivalents at the foreign subsidiaries.

The Company has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist. Accounts payable included drafts payable of $3.3 million as of January 31, 2013 and 2012, respectively.

Restricted cash. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2013, the amount of such restricted cash was $0.1 million and $0.6 million of restricted cash was held by a foreign subsidiary.

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

Concentration of credit risk. The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world. In the fiscal years ended January 31, 2013 and 2012, no customer accounted for 10% or more of the Company's net sales.

Accumulated other comprehensive loss. Represents the change in equity from non-owner transactions and consisted of foreign currency translation, minimum pension liability and interest rate swaps.

	2012	2011
Equity adjustment foreign currency	$1,179	$1,442
Minimum pension liability, gross	(2,479)	(2,945)
Interest rate swap, gross	(219)	(316)
Subtotal excluding tax effect	(1,519)	(1,819)
Tax effect of foreign exchange	12	—
Tax effect of minimum pension liability	765	1,119
Tax effect of interest rate swap	17	120
Total other comprehensive loss	($725)	($580)

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

	2012	2011
Raw materials	$35,145	$33,402
Work in process	3,506	2,927
Finished goods	4,476	4,715
Subtotal	43,127	41,044
Less allowances	794	840
Inventories, net	$42,333	$40,204

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization. Depreciation expense was approximately $5.8 million in 2012 and $5.6 million in 2011.

	2012	2011
Land, buildings and improvements	$37,573	$36,565
Machinery and equipment	51,809	50,066
Furniture, office equipment and computer systems	13,153	12,682
Transportation equipment	198	465
Subtotal	102,733	99,778
Less accumulated depreciation and amortization	56,332	51,936
Property, plant and equipment, net	$46,401	$47,842

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company has an idle facility in Cicero, Illinois that has not yet been sold and does not meet the criteria to be presented as held for sale as of January 31, 2013. In 2012, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable. Management identified recent sales data for similar facilities for sale in the area and analyzed the expected cash flows from different sales scenarios and determined that the carrying value of the idle facility was not fully recoverable. For 2012, management recorded an impairment loss of $1.5 million, to adjust the idle facility to its estimated recoverable amount.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if patent protection were not available. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.6 million and $2.5 million as of January 31, 2013 and 2012, respectively. Accumulated amortization was approximately $2.18 million and $2.20 million as of January 31, 2013 and 2012, respectively. Future amortizations over the next five years ending January 31 will be $49,200 in 2014, $44,600 in 2015, $41,400 in 2016, $37,500 in 2017, $34,400 in 2018, and $165,600 thereafter.

Investment in joint venture. In October 2009, the Company invested $5.9 million, which consisted of $2 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Aegion Corporation. The joint venture completed an acquisition of Garneau, Inc's pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market. In February 2012, the Company loaned $1 million to its Canadian joint venture to be used for capital expenditures.

The Company accounts for the investment in joint venture using the equity method. The financial results included in the Company's consolidated financial statements.

	2012	2011
Share of income from joint venture	$1,386	$1,558

The following information summarizes the joint venture financial data as of January 31:

	2012	2011
Current assets	$14,058	$14,381
Noncurrent assets	19,442	14,259
Current liabilities	2,703	3,449
Noncurrent liabilities	18,274	15,403
Equity	12,524	9,789
Revenue	30,448	29,010
Gross profit	7,211	7,565
Income from continuing operations	3,380	5,137
Net income	$2,680	$3,189

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was $2.2 million in 2012 and 2011.

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

Net loss per common share. Earnings per share ("EPS") are computed by dividing net loss by the weighted average number of common shares outstanding (basic). The years 2012 and 2011 had net losses; therefore, the diluted loss per share were identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

Basic weighted average number of common shares outstanding	2012	2011
Basic weighted average number of common shares outstanding	6,922	6,878
Dilutive effect of stock options	—	—
Weighted average number of common shares outstanding assuming full dilution	6,922	6,878

Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	783	653
Canceled options during the year	(36)	(28)
Stock options with an exercise price below the average stock price	186	190

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

Note 3 - Retention

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $1.6 million and $0.6 million were included in the balance of trade accounts receivable as of January 31, 2013 and 2012, respectively.

Retention payable is the amount withheld by the Company until a contract is completed. Retention payables of $0.5 million and $0.4 million were included in the balance of trade accounts payable as of January 31, 2013 and 2012, respectively.

Note 4 - Costs and estimated earnings on uncompleted contracts

	2012	2011
Costs incurred on uncompleted contracts	$71,382	$61,938
Estimated earnings	16,215	11,550
Earned revenue	87,597	73,488
Less billings to date	87,234	73,091
Costs in excess of billings, net	$363	$397
Balance sheet classification
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,935	$2,375
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,572)	(1,978)
Costs in excess of billings, net	$363	$397

Note 5 - Debt

	2012	2011
Revolving line domestic	$13,989	$18,252
Mortgage notes	12,312	11,012
Revolving lines foreign	2,529	1,526
Term loans	10,608	4,797
Capitalized lease obligations (See Note 6 - Lease information)	2,584	1,831
Total debt	42,022	37,418
Less current maturities	5,419	2,736
Total long-term debt	$36,603	$34,682

The following table summarizes the Company's scheduled maturities at January 31,:

	Total	2014	2015	2016	2017	2018	Thereafter
Revolving line domestic	$13,989	$—	$—	$—	$13,989	$—	$—
Mortgages	12,312	357	370	389	408	3,598	7,190
Revolving line foreign	2,529	1,726	—	—	—	—	803
Term loans	10,608	2,729	2,302	1,715	1,706	328	1,828
Capitalized lease obligations	2,584	607	593	616	630	138	—
Total	$42,022	$5,419	$3,265	$2,720	$16,733	$4,064	$9,821

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving asset-based line of credit. The third amendment to the loan agreement executed March 15, 2013 extended the maturity date of the loan from November 30, 2013 to November 30, 2016. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends, and require attainment of levels of profitability and cash flows. At January 31, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2013, the prime rate was 3.25%, the LIBOR rate was 0.25%, and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.5 and 2.75 percentage points, respectively. Monthly interest payments were made during the years ended January 31, 2013 and 2012. As of January 31, 2013, the Company had borrowed $14 million and had $4.8 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2013, the amount of such restricted cash was $0.1 million. Cash required for operations is provided by draw-downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. At January 31, 2013, borrowings under these credit arrangements totaled $2.5 million; an additional $2.9 million remained unused.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages. On June 19, 2012, Perma-Pipe, Inc. borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. The loan bears interest at 4.5% with monthly payments of $13 thousand for both principal and interest and matures July 1, 2027. On June 19, 2022, and on the same day of each year thereafter, the interest rate shall adjust to the prime rate provided the applicable interest rate shall not adjust more than 2% per annum, and shall be subject to ceiling of 18% and a floor of 4.5%.

On March 27, 2012, the Company obtained a loan in the amount of 7,927,000 Danish Kroners ("DKK") (approximately $1.4 million U.S. dollars at the prevailing exchange rate on transaction date) from a Danish bank under a mortgage note secured by its filtration products manufacturing facility in Denmark. The loan has an interest rate of 2.21%, monthly payments of approximately $7.5 thousand for both principal and interest and matures March 2032.

On July 10, 2010, the Company obtained a loan in the amount of 4,649,000 DKK (approximately $850 thousand U.S. dollars at the prevailing exchange rate on transaction date) from a Danish bank under a mortgage note secured by its industrial process cooling manufacturing facility in Denmark. The loan has an interest rate of 3.29%, quarterly payments of approximately $16 thousand for both principal and interest and matures July 2030 .

On March 4, 2008, the Company borrowed $5.4 million million under a mortgage note secured by the filtration products manufacturing facility located in Bolingbrook, Illinois and matures March 2033. The 25 mortgage resets its interest rate every five years based on a published index. The initial interest rate is 6.54% with monthly payments of $37 thousand for principal and interest combined.

On January 18, 2008, the Company borrowed $3.7 million under a mortgage note secured by its manufacturing and office facility in Niles, Illinois. The loan bears interest at 6.26% with monthly payments of $23 thousand for both principal and interest based on an amortization schedule of thirty years with a balloon payment at maturity in January 2018.

Term loans. On August 28, 2007, the Company amended and restated the Term Loan Note to $3 million ("Term Loan"). Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2013, the prime rate was 3.25%, the LIBOR rate was 0.375% and the margin added to the prime rate , which is determined each quarter based on the applicable financial statement ratio, was 0.75 percentage points. The

Company is scheduled to pay $107 thousand of principal on the first days of March, June, and September, with the remaining unpaid principal payable on November 30, 2013. The third amendment to the loan agreement allows for an additional term loan of $2.5 million less $0.6 million, the amount outstanding on this loan, in 2013 subject to attaining certain performance levels. The weighted average interest rates based on this loan at January 31, 2013 and 2012, were 4.24% and 3.34%, respectively.

On December 10, 2012, the Company obtained a loan in the amount of 1,360,000 Euros (approximately $1.8 million U.S. dollars at the prevailing exchange rate on transaction date) from a Danish bank by its filtration products manufacturing facility in Denmark. Interest rate at January 31, 2013 was 3.69%. The loan has a variable interest rate plus margin, quarterly payments of approximately $108 thousand for both principal and interest and matures December 2017.

Between November 25, 2012 and year end the Company obtained a loan in the amount of 423 thousand Dirhams, approximately $115 thousand U.S. dollars at the exchange rate prevailing on the transaction date. The loan bears interest at 3.39% with monthly payments of $5 thousand for both principal and interest and matures between January and March of 2015.

On April 10, 2012, the Company obtained a loan from a U.A.E. bank to purchase equipment and office furniture for a building for the piping system's facility in Saudi Arabia, in the amount of 22.2 million Dirhams, approximately $5.9 million U.S. dollars at the exchange rate prevailing on the transaction date. The loan bears interest at 5.5% with quarterly payments of approximately $408 thousand for both principal and interest and matures April, 2017.

On May 14, 2010, Perma-Pipe, Inc. borrowed $1 million under an equipment loan secured by equipment. The loan bears interest at 5.84% with monthly payments of $24 thousand for both principal and interest and matures May 2014.

The Company purchased insurance on the lives of key executive officers. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash surrender value of life insurance is reported in long term assets on the balance sheet. On April 27, 2010, the Company obtained a loan with no maturity date in the amount of $2 million collateralized by the cash surrender value of the policies. The loans carry interest at a rate of 4.25% and require interest only payments annually. At January 31, 2013, the balance was $1.8 million.

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for a building for the filtration products' facility in Denmark, in the amount of 700,000 Euros, approximately $800 thousand U.S. dollars at the exchange rate prevailing on the transaction date. The loan bears interest at 6.1% with quarterly payments of $9 thousand for both principal and interest and matures April 2014.

Capital leases. On January 31, 2012, Perma-Pipe, Inc. borrowed $1.2 million under an equipment loan secured by equipment. The loan bears interest at 6.7% with monthly payments of $24 thousand for both principal and interest and matures January 2017.

On July 1, 2011, filtration products' Denmark location obtained a capital lease in the amount of 2,180,827 DKK (approximately $387 thousand U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 6.37% per annum with monthly principal payments of $6 thousand, and quarterly interest payments and matures June 2016.

Between 2009 and 2011, the Company obtained several capital leases totaling $273 thousand to finance capital computer equipment. The interest rate for these capital leases range from 3.8% to 5.8% per annum with monthly principal and interest payments of $9 thousand and matures between October 2013 and May 2014.

During 2011, piping systems obtained several capital leases totaling 3,129,000 Indian Rupees (approximately $57 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment.

The interest rate for these capital leases range from 14.4% to 17.8% per annum with monthly principal and interest payments of $2.5 thousand and mature in 2014.

On April 23, 2010, filtration products' Denmark location obtained a capital lease in the amount of 952,600 DKK (approximately $170 thousand U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 5% per annum with monthly principal payments of $2.5 thousand, and quarterly interest payments and matures April 2015.

Note 6 - Lease information

Property under capitalized leases	2012	2011
Machinery and equipment	$3,325	$1,956
Transportation equipment	42	63
Computer equipment	92	208
Subtotal	3,459	2,227
Less accumulated amortization	546	241
Total	$2,913	$1,986

Fixed assets acquired under capital leases	$569	$917
Fixed assets acquired in previous years now under capital leases		$845

The Company has several significant operating lease agreements as follows:

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030 and an additional ten acres of land is leased through 2031.

•
Land for production facilities in the U.A.E of approximately 80,200 square feet is leased until June 30, 2030. Office space and land for production facilities of approximately 37,700 square feet in the U.A.E. is leased until July 2032.

•	Office space of approximately 12,000 square feet in Virginia is leased through July 31, 2013.

At January 31, 2013, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2013	$1,779	$756
2014	1,428	703
2015	1,286	686
2016	1,247	659
2017	1,197	140
Thereafter	2,712	—
Subtotal	9,649	2,944
Less Amount representing interest		360
Future minimum lease payments	$9,649	$2,584

Rental expense for operating leases was $2.1 million and $2.5 million in 2012 and 2011, respectively.

Note 7 - Income taxes

(Loss) income before income taxes	2012	2011
Domestic	($5,273)	$4,517
Foreign	(2,422)	(9,459)
Total	($7,695)	($4,942)

Components of income tax expense (benefit)
Current
Federal	($1,255)	$183
Foreign	229	627
State and other	(33)	253
Subtotal	(1,059)	1,063
Deferred
Federal	11,816	(880)
Foreign	413	(273)
State and other	(380)	107
Subtotal	11,849	(1,046)
Total	$10,790	$17

The excess tax benefit (expense) related to stock options recorded through equity and did not affect net loss was $11 thousand benefit and $6 thousand expense in 2012 and 2011, respectively. The amounts were recorded to additional paid-in capital on the consolidated balance sheets and in financing activities in 2012 and operating activities in 2011 on the consolidated statement of cash flows.

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

The ETR in 2012 was less than the statutory U.S. federal income tax rate, mainly due to the full valuation allowance of $12.5 million recorded on the domestic deferred tax assets. The 2012 and 2011 ETRs have been impacted by the mix of the U.A.E. (loss) earnings versus total (loss) earnings because the U.A.E. is not subject to any local country income tax The ETR in 2011 was less than the statutory U.S. federal income tax rate, primarily due to foreign losses and repatriation of foreign earnings. Another contributing factor for both years to the unusual ETR is the valuation allowance set up on the NOL in Saudi Arabia. The Company does not record a tax benefit for its start-up entities. This facility began production in 2012.

The difference between the provision for income taxes and the amount computed by applying the Federal ETR of 34% was as follows:

	2012	2011
Tax benefit at federal statutory rate	($2,616)	($1,690)
Domestic valuation allowance	11,464	—
Valuation allowance for state NOLs	1,066	52
Differences in foreign tax rate	842	1,429
Foreign tax credit	(67)	(1,300)
Research tax credit	(91)	(951)
Repatriation	—	1,810
Valuation allowance for foreign NOLs	613	559
Nontaxable income from the Canadian joint venture	(471)	(530)
State taxes, net of federal benefit	(216)	308
All other, net expense	266	330
Total	$10,790	$17

The Company has a Federal operating loss carryforward of $12.4 million that will begin to expire in the year ending January 31, 2030.

The deferred tax asset, ("DTA") for state NOL carryforwards of $1.1 million relates to amounts that expire at various times from 2013 to 2031. The amount that expired in 2012 is approximately $14 thousand.

The Company has a DTA for foreign NOL carryforwards of $1 million that can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the foreign tax jurisdictions. The Company has a DTA foreign NOL carryforwards of $1.2 million for its start-up subsidiary in Saudi Arabia which has a full valuation allowance recorded against it.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction

For the year ending January 31, 2013, the Company has determined that there is not greater than 50% likelihood that all of the domestic DTAs will be realized based on the available evidence. The Company recorded a full valuation allowance against the remaining domestic net DTAs as of January 31, 2013 net of uncertain tax positions ("UTP").

In the prior year and the first three quarters of the current period, the Company relied heavily on Subpart F income as a future source of taxable income to support their conclusion that the domestic deferred tax assets were more-likely-than-not realizable. During the fourth quarter, legislation was passed which extended the provisions of IRC 954(c)(6). Because of this, the Company will not have Subpart F income related to royalty payments and can no longer rely on Subpart F income as a future source of taxable income during the periods that IRC 954(c)(6) is in effect. Accordingly, the Company has recorded a full valuation allowance against the net domestic DTA discretely during the fourth quarter.

The Company has not provided for Federal tax on unremitted earnings of its international subsidiaries. The Company anticipates that unremitted earnings will be reinvested overseas to fund current working capital requirements and expansion in foreign markets. Accordingly, a provision for income tax expense in excess of foreign jurisdiction income tax requirements relative to such unremitted earnings has not been provided in the accompanying financial statements. A deferred tax asset of $1.3 million was established in 2011 for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in January 31, 2022.

As of January 31, 2013, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the opportunities to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The most significant foreign entity, which has undistributed earnings is Perma-Pipe Middle East, FZC in the U.A.E., where cumulative undistributed earnings as of January 31, 2013 were $17 million.

Components of deferred income tax assets	2012	2011
U.S. Federal NOL carryforward	$3,680	$3,728
Non-qualified deferred compensation	2,092	1,968
Research tax credit	1,964	1,858
Foreign NOL carryforward	2,241	2,726
Foreign tax credit	1,297	1,300
Stock compensation	1,417	1,243
Other accruals not yet deducted	1,077	1,233
State NOL carryforward	1,066	921
Accrued commissions and incentives	837	691
Accrued pension	428	578
Inventory valuation allowance	306	300
Other	94	225
Inventory uniform capitalization	132	128
Deferred tax assets, gross	16,631	16,899
Valuation allowance	(14,180)	(1,934)
Total deferred tax assets, net of valuation allowances	$2,451	$14,965

Components of the deferred income tax liability
Depreciation	$1,041	$1,733
Prepaid	340	319
Total deferred tax liabilities	$1,381	$2,052

Deferred tax asset, net	$1,070	$12,913

Balance sheet classification
Current assets	$0	$1,946
Long-term assets	1,766	10,967
Current liabilities	$696	$0
Total deferred tax assets, net of valuation allowances	$1,070	$12,913

The following table summarizes UTP activity, excluding the related accrual for interest and penalties:

	2012	2011
Balance at beginning of the year	$1,213	$1,202
Increases (decreases) in positions taken in a prior period	30	(52)
Increases in positions taken in a current period	200	89
Decreases due to lapse of statute of limitations	(70)	(26)
Balance at end of the year	$1,373	$1,213

Included in the total UTP liability at January 31, 2013 were estimated accrued interest of $81 thousand and penalties of $66 thousand and at January 31, 2012, accrued interest and penalties were $82 thousand each. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. The Company's policy is to include interest and penalties in income tax expense. At January 31, 2013, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above, or other factors, within the next twelve months. Included in the balance at January 31, 2013 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $1.4 million of the amount accrued at January 31, 2013 would impact the ETR, if reversed.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years back to January 31, 2010 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years.

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

Asset allocation

Plan assets	Market Value
Vanguard balanced index fund	$5,554
Vanguard inflation protected fund	279
Fifth Third Banksafe Trust	106
Vanguard REIT index fund	126
Total at January 31, 2013	$6,065

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Level 1 market value of plan assets	2012	2011
Equity securities	$3,343	$3,018
U.S. bond market	2,183	1,968
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	279	268
Real estate securities	126	110
Subtotal	5,931	5,364
Level 2 significant other observable inputs
Money market fund	134	138
Total	$6,065	$5,502

At January 31, 2013, plan assets were held 55% in mutual funds, 41% in bond funds, 2% in real estate securities and 2% in a money market fund. The target asset allocation was 95%to 100% mutual funds. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of 60% equities (plus or minus 10%) and 40% fixed income (plus or minus 10%), diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2012 resulted in $574 thousand actual return on plan assets as presented below, which increased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan	2012	2011
Accumulated benefit obligations
Vested benefits	$6,650	$6,576
Accumulated benefits	$7,240	$7,186

Change in benefit obligation
Benefit obligation - beginning of year	$7,186	$5,570
Service cost	171	126
Interest cost	299	313
Actuarial (gain) loss	(113)	1,380
Benefits paid	(303)	(203)
Benefit obligation - end of year	$7,240	$7,186

Change in plan assets
Fair value of plan assets - beginning of year	$5,502	$5,089
Actual gain on plan assets	574	342
Company contributions	292	274
Benefits paid	(303)	(203)
Fair value of plan assets - end of year	$6,065	$5,502

Unfunded status	$(1,175)	$(1,684)

Balance sheet classification
Prepaid expenses and other current assets	$328	$305
Other assets	1,304	1,261
Other long-term liabilities	(2,807)	(3,250)
Net amount recognized	$(1,175)	$(1,684)

Amounts recognized in accumulated other comprehensive income
Unrecognized actuarial loss	$2,206	$2,623
Unamortized prior service cost	273	322
Net amount recognized	$2,479	$2,945

The amount of unamortized prior service cost and net loss to be amortized in the year ended January 31, 2014 is $50 thousand.

Weighted-average assumptions used to determine net cost and benefit obligations	2012	2011
End of year benefit obligation	4.00%	4.25%
Service cost discount rate	4.25%	5.78%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

Components of net periodic benefit cost	2012	2011
Service cost	$171	$126
Interest cost	299	313
Expected return on plan assets	(444)	(405)
Amortization of prior service cost	50	127
Recognized actuarial loss	173	62
Net periodic benefit cost	$249	$223

Amounts recognized in other comprehensive income
Actuarial gain (loss) on obligation	$113	$(1,380)
Actual gain (loss) on plan assets	303	(1)
Reclassify prior service cost	50	127
Total in other comprehensive income (loss)	$466	$(1,254)

Cash flows
Expected employer contributions for 2013 [fiscal year ending 1/31/2014]		$300
Expected employee contributions for 2013 [fiscal year ending 1/31/2014]		—
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2014		328
2015		337
2016		351
2017		356
2018		380
2019 - 2023		$1,989

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

Contributions to the 401(k) plan were $560 thousand and $558 thousand for the years ended January 31, 2013 and 2012, respectively.

Deferred compensation plan

The Company has deferred compensation agreements with key employees. Vesting is based on years of service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. Participants receive distributions from the plan at the later of age 65 or six months after termination of employment. Distributions can be lump sum or annual payments over a specified number of years based on elections made when the participant enters the plan.

Multi-employer plans

The Company contributes to a multi-employer plan for certain collective bargaining U.S. employees and for foreign employees according to their countries requirements. The risks of participating in this multi-employer plan are different from a single employer plan in the following aspects:

•	Assets contributed to the multi-employer plans by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers.

•
If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company has assessed and determined that the multi-employer plans to which it contributes are not significant to the Company's consolidated financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the contract period. The Company made contributions to the bargaining unit supported multi-employer pension plans resulting in expense of approximately $1.9 million and $2.6 million for the years ended January 31, 2013 and 2012, respectively.

Note 9 - Stock options

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

Under the 2009 Independent Directors' Stock Option Plan, 100,000 shares of common stock are reserved for issuance to Directors of the Company. In addition, the number of shares that may be issued shall be increased May 1, 2010 and each May 1 thereafter until May 1, 2019, pursuant to the terms of this Plan by the number equal to 0.35% of the aggregate number of shares of common stock outstanding as of the last day of the most recently ended fiscal year of the Company. Pursuant to the 2009 Independent Directors' Stock Option Plan, an option to purchase 10,000 shares of common stock is granted automatically to each director who is not an employee of the Company (an "Independent Director") on the date the individual is first elected as an Independent Director. An option to purchase 1,000 shares was granted to each Independent Director acting on June 23, 2009, and options to purchase 1,000shares are granted to each Independent Director upon each date such Independent Director is re-elected as an Independent Director, commencing with the Company's annual meeting for the year 2009.

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

1.
risk-free interest rate - an estimate based on the "Market yield on U.S. Treasury securities at the rate for the period described in assumption 3 below, quoted on investment basis" for the end of week closest to the stock option grant date, from the Federal Reserve website;

2.	expected volatility - an estimate based on the historical volatility of MFRI Common Stock's weekly closing stock price for the period 1/1/93 to the date of grant; and

3.	expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2012	2011
1.	Risk-free interest rate	.74%-3.57%	1.54%-5.13%
2.	Expected volatility	53.90%-66.82%	51.72%-66.82%
3.	Expected life in years	4.9 to 5.7	4.9 to 5.7
4.	Dividend yield	—	—
The following summarizes the activity related to options outstanding under the plans for the years ended January 31, 2012 and 2013:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2011	777	$11.88	6.9	$2,241

Granted	155	7.68
Exercised	(61)	3.42		240
Expired or forfeited	(28)	19.29
Outstanding at January 31, 2012	843	11.48	6.9	430

Options exercisable at January 31, 2012	470	$14.37	5.7	217

Granted	173	6.78
Exercised	(11)	3.10		46
Expired or forfeited	(36)	10.47
Outstanding at January 31, 2013	969	10.77	6.6	40

Options exercisable at January 31, 2013	586	$13.30	5.3	$37

The weighted average fair value of options granted, net of options surrendered, during 2012 and 2011 are estimated at $3.31 and $3.84, per share, respectively, on the date of grant.

Unvested options outstanding	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding at beginning of year	373	$7.84	$212
Granted	173	6.78
Vested	(152)
Expired or forfeited	(11)	7.06
Outstanding at end of year	383	$6.91	$4
Based on historical experience the Company expects 85% of these options to vest.

As of January 31, 2013, there was $1 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.5 years. The stock-based compensation expense for the years ended January 31, 2013 and 2012 was $0.5 million and $0.6 million, respectively.

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

On September 15, 1999, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of MFRI's common stock outstanding at the close of business on September 22, 1999. The stock issued after September 22, 1999 and before the redemption or expiration of the Rights is also entitled to one Right for each such additional share. Each Right entitles the registered holders, under certain circumstances, to purchase from the Company one share of MFRI's common stock at $25, subject to adjustment. At no time will the Rights have any voting power.

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

Note 11 - Interest expense, net

	2012	2011
Interest expense	$2,327	$2,165
Interest income	(511)	(728)
Interest expense, net	$1,816	$1,437

Note 12 - Fair value of financial instruments

At January 31, 2013, interest rate swap agreements were in effect with a notional value of $9 million that matures November 30, 2013 and a value of $1.3 million that matures December 2021. The swap agreements, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin and 2.47%, respectively. The exchange-traded swaps are valued on a recurring basis using quoted market prices and classified within Level 2 of the fair value hierarchy because the exchange is not deemed to be an active market. The derivative mark to market of $219 thousand was classified as a long-term liability on the balance sheet.

Note 13 - Subsequent events

Sale of assets. Subsequent to the year-end, on April 26, 2013, the Company announced the signing of a definitive agreement to sell most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. The transaction closed April 30, 2013. Industrial process cooling designs, manufactures and sells industrial process cooling, including chillers, cooling towers, plant circulating systems, and related accessories for use in industrial process applications.

Upon closing the Company transferred the applicable assets, liabilities and employees of the business to a subsidiary of IPEG, Inc. The acquiring company has signed a leased for the current office space and production facilities Thermal Care currently occupies. The Company estimates that the taxable gain will be approximately $11.6 million and based on that estimate approximately $3 million of the valuation allowance recorded on the domestic DTAs will be reversed and taken into income in the first quarter of 2013.

Disposition of Thermal Care, Inc. will enable MFRI, Inc. to focus on its two principal segments: piping systems and filtration products. The Company included Thermal Care, Inc. in its consolidated results of the industrial processing cooling segment in continuing operations as of January 31, 2013 since the decision to sell the assets occurred after that time. In future periods industrial process cooling will be reported as a discontinued operation.

Bank amendments. The third amendment to the loan agreement executed March 15, 2013 extended the maturity date of the loan from November 30, 2013 to November 30, 2016. The fixed charge coverage ratio covenant beginning February 1, 2013 will be calculated on a domestic consolidated basis instead of a world-wide consolidated basis. The fourth amendment to the loan agreement executed April 25,2013 changed the excess availability required for the periods ended February and March 31, 2013 and approved the sale of Thermal Care assets.

Schedule II
MFRI, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2013 and 2012

	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves (1)	Charged to other accounts (2)	Balance at end of period

Year Ended January 31, 2013
Allowance for possible losses in collection of trade receivables	$235	$181	$81	$17	$352

Year Ended January 31, 2012
Allowance for possible losses in collection of trade receivables	$346	$63	$20	$(154)	$235

(1) Uncollectible accounts charged off
(2) Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	May 2, 2013	/s/ Bradley E. Mautner
Bradley E. Mautner
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	BRADLEY E. MAUTNER*	Director and Chief Executive Officer (Principal Executive Officer)))
)
	KARL J. SCHMIDT*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	) )	May 2, 2013
)
	DAVID UNGER*	Director and Chairman of the Board of Directors	)
)
	DENNIS KESSLER*	Director	)
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	EUGENE MILLER*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	MICHAEL J. GADE*	Director	)
)
	MARK A. ZORKO*	Director	)
)
	DAVID S. BARRIE*	Director	)

*By:	/s/ Bradley E. Mautner	Individually and as Attorney in Fact
Bradley E. Mautner

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	By-Laws of MFRI, Inc. amended and restated [Incorporated by reference to Exhibit 3.1 filed on July 27, 2009]
0.004	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(a)	2010 Rights Agreement as amended [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994]
10(c)	2001 Independent Directors Stock Option Plan, as amended [Incorporated by reference to Exhibit 10(d)(5) to the Company's Schedule filed on May 25, 2001]
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

10(g)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004]
10(i)	Employment agreement with Fati Elgendy dated February 1, 2007 [Incorporated by reference to DEF14A Schedule filed on May 29, 2008]
10(j)	2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010]
10(k)	Deferred Stock Purchase Plan [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Forms S-8 File No. 333-186055, effective January 16, 2013]
10(l)*	Fourth Amendment to Second Amended and Restated Loan and Security Agreement dated April 25, 2013
21*	Subsidiaries of MFRI, Inc.
23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24*	Power of Attorney executed by directors and officers of the Company
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