Form 10-Q
period 2013-04-30
MFRI INC
filed 2013-06-11
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

On June 5, 2013, there were 6,943,962 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended April 30, 2013

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2013	2012
Net sales	$57,744	$44,499
Cost of sales	44,612	37,667
Gross profit	13,132	6,832

Operating expenses
General and administrative expenses	6,932	6,599
Selling expenses	3,395	2,530
Total operating expenses	10,327	9,129

Income (loss) from operations	2,805	(2,297)

Loss from joint venture	(295)	(246)

Interest expense, net	490	371
Income (loss) from continuing operations before income taxes	2,020	(2,914)

Income tax expense (benefit)	58	(317)

Income (loss) from continuing operations	1,962	(2,597)

Income from discontinued operations, net of tax	9,119	541

Net income (loss)	$11,081	($2,056)

Weighted average common shares outstanding
Basic	6,932	6,915
Diluted	6,934	6,915

Earnings (loss) per share from continuing operations
Basic and diluted	$0.28	($0.38)
Earnings per share from discontinued operations
Basic and diluted	$1.32	$0.08
Earnings (loss) per share
Basic and diluted	$1.60	($0.30)
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2013	2012

Net income (loss)	$11,081	($2,056)

Other comprehensive income (loss)
Currency translation adjustments	(965)	(35)
Interest rate swap, net of tax	12	27
Other comprehensive loss	(953)	(8)

Comprehensive income (loss)	$10,128	($2,064)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	April 30, 2013	January 31, 2013
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$10,983	$7,035
Restricted cash	1,517	725
Trade accounts receivable, less allowance for doubtful accounts of $364 at April 30, 2013 and $343 at January 31, 2013	42,222	25,159
Inventories, net	39,402	38,204
Assets held for sale	—	7,433
Prepaid expenses and other current assets	4,753	4,035
Costs and estimated earnings in excess of billings on uncompleted contracts	2,802	1,935
Total current assets	101,679	84,526
Property, plant and equipment, net of accumulated depreciation	45,034	46,221

Long-term assets
Deferred tax assets	831	1,766
Note receivable from joint venture	5,147	5,200
Investment in joint venture	5,726	6,022
Cash surrender value of deferred compensation plan	3,005	2,946
Other assets	4,445	2,425
Patents, net of accumulated amortization	367	373
Total long-term assets	19,521	18,732
Total assets	$166,234	$149,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$22,629	$20,125
Accrued compensation and payroll taxes	5,044	4,731
Commissions and management incentives payable	4,743	2,723
Current maturities of long-term debt	12,917	5,419
Customers' deposits	8,268	7,030
Liabilities held for sale	—	5,141
Billings in excess of costs and estimated earnings on uncompleted contracts	2,588	1,572
Other accrued liabilities	2,365	1,822
Deferred tax liabilities	2,448	696
Income taxes payable	530	34
Total current liabilities	61,532	49,293
Long-term liabilities
Long-term debt, less current maturities	30,711	36,603
Deferred compensation liabilities	5,877	5,670
Other long-term liabilities	3,693	3,658
Total long-term liabilities	40,281	45,931
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 6,932 issued and outstanding at April 30, 2013 and 6,924 issued and outstanding at January 31, 2013	69	69
Additional paid-in capital	50,527	50,358
Retained earnings	15,503	4,553
Accumulated other comprehensive loss	(1,678)	(725)
Total stockholders' equity	64,421	54,255
Total liabilities and stockholders' equity	$166,234	$149,479
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2013	2012
Operating activities
Net income (loss)	$11,081	($2,056)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	1,530	1,364
Gain on disposal of discontinued operations	(11,401)	—
Deferred tax expense (benefit)	2,667	(490)
Stock-based compensation expense	119	86
Loss from joint venture	295	246
Cash surrender value of deferred compensation plan	(59)	(86)
(Gain) loss on disposal of fixed assets	(161)	1
Provision for uncollectible accounts	15	(9)
Changes in operating assets and liabilities
Accounts receivable	(14,534)	(4,542)
Inventories	2,805	(1,461)
Costs and estimated earnings in excess of billings on uncompleted contracts	149	(772)
Accounts payable	(1,629)	(658)
Accrued compensation and payroll taxes	1,340	394
Customers' deposits	697	1,237
Income taxes receivable and payable	497	(237)
Prepaid expenses and other current assets	(1,028)	(451)
Other assets and liabilities	(5,321)	1,996
Net cash used in operating activities	(12,938)	(5,438)

Investing activities
Net proceeds from sale of discontinued operations	14,998	—
Additions to property, plant and equipment	(440)	(2,561)
Loan to joint venture	—	(989)
Net cash provided by (used in) investing activities	14,558	(3,550)

Financing activities
Borrowings	40,813	55,106
Repayment of debt	(38,877)	(45,123)
Decrease in drafts payable	1,412	1,858
Payments on capitalized lease obligations	(153)	(106)
Stock options exercised	50	12
Net cash provided by financing activities	3,245	11,747

Effect of exchange rate changes on cash and cash equivalents	(917)	113
Net increase in cash and cash equivalents	3,948	2,872
Cash and cash equivalents - beginning of period	7,035	4,209
Cash and cash equivalents - end of period	$10,983	$7,081

Supplemental cash flow information
Interest paid	$633	$539
Income taxes paid	153	85
Funds held in escrow related to the sale of Thermal Care, Inc. assets	1,125	—

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2013
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," "Registrant") are unaudited, but include all adjustments, which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2013 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2013 and 2012 are for the three months ended April 30, 2013 and 2012, respectively.

2.
Business segment reporting. The Company has two reportable segments. Piping systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Filtration products manufactures and sells a wide variety of filter elements for air filtration and particulate collection. Effective May 1, 2013, the Company made changes to its management reporting structure and industrial process cooling is no longer a reportable segment of the Company. Included in corporate and other activity is a subsidiary which engages in the installation of heating, ventilation and air conditioning systems and a subsidiary that engineers, designs, manufactures and sells chillers, plant circulating systems and accessories for industrial process applications, but neither one is sufficiently large to constitute a reportable segment. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations".

	Three Months Ended April 30,
	2013	2012
Net sales
Piping Systems	$36,058	$19,744
Filtration Products	18,633	22,976
Corporate and Other	3,053	1,779
Total	$57,744	$44,499
Gross profit
Piping Systems	$10,444	$3,398
Filtration Products	2,275	3,112
Corporate and Other	413	322
Total	$13,132	$6,832
Income (loss) from operations
Piping Systems	$5,380	$155
Filtration Products	(483)	196
Corporate and Other	(2,092)	(2,648)
Total	$2,805	($2,297)
Income (loss) continuing operations before income taxes
Piping Systems	$5,084	($91)
Filtration Products	(483)	196
Corporate and Other	(2,581)	(3,019)
Total	$2,020	($2,914)

3.
Discontinued operations. On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. This business is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been restated to conform to the current year reporting of this business. The January 31, 2013 statement of financial position has been revised to reflect the separate amounts for assets and liabilities that were sold. Results of the discontinued operations for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,
	2013	2012
Sales	$7,449	$8,229

Gain on disposal of discontinued operations	$11,401	$—
Income from discontinued operations	74	578
Income from discontinued operations before income taxes	11,475	578
Income tax expense	2,356	37
Income from discontinued operations	$9,119	$541

4.
Income taxes. Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity. This allocation is commonly referred to as intra-period tax allocation as outlined in ASC 740, Income Taxes ("ASC 740"). When considering intra-period tax allocations, a company also should consider the accounting for income taxes in interim periods. ASC 740-20-45-7 requires that the tax effect of pretax income from continuing operations be determined without regard to the tax effects of items not included in continuing operations. This is commonly referred to as the "incremental approach" where the tax provision is generally calculated for continuing operations without regard to other items.

ASC 740 also includes an exception to the general principle of intra-period tax allocation discussed above. This exception requires that all items (i.e., extraordinary items, discontinued operations, and so forth, including items charged or credited directly to other comprehensive income) be considered in determining the amount of tax benefit that results from a loss from continuing operations. That is, when a company has a current period loss from continuing operations, management must consider income recorded in other categories in determining the tax benefit that is allocated to continuing operations.

The exception in ASC 740 applies in all situations in which there is a loss from continuing operations and income from other items outside of continuing operations. This would include situations in which a company has recorded a full valuation allowance at the beginning and end of the period and the overall tax provision for the year is zero (i.e., a benefit would be recognized in continuing operations even though the loss from continuing operations does not provide a current year incremental tax benefit). The ASC 740 exception, however, only relates to the allocation of the current year tax provision (which may be zero) and does not change a company’s overall tax provision. While intra-period tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category.

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

The Company's consolidated ETR from continuing operations was 2.9% and 10.9% for the three months ended April 30, 2013 and 2012, respectively. The April 30, 2013 computation of the ETR was affected primarily by the change in the mix of the projected tax-free earnings in the U.A.E. versus total projected earnings. These foreign earnings are considered to be indefinitely reinvested outside the U.S. The Company does not believe that it will be necessary to repatriate equity investments in subsidiaries held outside of the U.S.

Last year, the Company established a full valuation allowance on domestic deferred tax assets. Discontinued operations include $2.4 million in tax expense related to the asset sale of Thermal Care, Inc., a subsidiary. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations".

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

The Company files income tax returns in U.S. federal and state jurisdictions. As of April 30, 2013, open tax years in federal and some state jurisdictions date back to 2010. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. As of January 31, 2013, the Company had net operating loss carryforwards of $7.8 million expiring in various years beginning in January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of April 30, 2013, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

5.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2013	2012
Stock-based compensation expense	$119	$86

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Three Months Ended April 30,
Fair value assumptions	2013	2012
Expected volatility	53.90% - 65.54%	58.12% - 66.82%
Risk free interest rate	.74% - 2.82%	1.54% - 3.57%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	969	$10.77	6.6	$40
Exercised	(8)	6.38		6
Expired or forfeited	(6)	6.95
Outstanding end of period	955	10.84	6.3	373

Exercisable end of period	596	$13.20	5.1	$199

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at beginning of year	383	$6.91	$4
Vested	(18)
Expired or forfeited	(6)	6.95
Outstanding end of period	359	$6.92	$173

As of April 30, 2013, there was $822 thousand of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.3 years.

6.	Earnings per share.

	Three Months Ended April 30,
	2013	2012
Basic weighted average common shares outstanding	6,932	6,915
Dilutive effect of deferred stock	2	—
Weighted average common shares outstanding assuming full dilution	6,934	6,915

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	486	303

Stock options with an exercise price below the average market price	469	519

7.	Interest expense, net.

	Three Months Ended April 30,
	2013	2012
Interest expense	$597	$501
Interest income	(107)	(130)
Interest expense, net	$490	$371

8.
Debt. On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At

April 30, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2013, the prime rate was 3.25% and the margins added to the prime and LIBOR rates, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the three months ended April 30, 2013 and 2012. As of April 30, 2013, the Company had borrowed $9 million and had $10 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2013, the amount of such restricted cash was $0.8 million. Cash required for operations is provided by draw downs on the line of credit.

During the quarter the Company's foreign subsidiary in the U.A.E. drew upon its revolving lines for $4.9 million. The interest rates were 6%. Quarterly interest payments are made.

In February 2013, the Company entered into an Islamic loan (line of credit) in Saudi Arabia for $2.7 million The interest rate is SIBOR (Singapore Interbank Offered Rate) plus a margin of 3.5%. Quarterly interest payments are made.

9.
Fair value of financial instruments. At April 30, 2013, interest rate swap agreements were in effect with a notional value of $9 million that matures November 30, 2013 and a value of $1.3 million that matures December 2021. The swap agreements, which reduce the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.23% plus LIBOR margin and 2.47%, respectively. The exchange traded swaps are valued on a recurring basis using quoted market prices and were classified within Level 2 of the fair value hierarchy because the exchange is not deemed an active market. The derivative mark to market of $218 thousand was classified as a long-term liability on the balance sheet.

10.
Other assets. The $2 million increase in other assets for the period related to the escrow of $1.1 million on the sale of Thermal Care, Inc. assets as well as deposits for inventory for the Middle East facilities.

	April 30, 2013	January 31, 2013
Long-term assets
Other assets	$4,445	$2,425

11.	Recent accounting pronouncements. The Company evaluated recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

12.
Subsequent Event The Winchester filtration hourly rated employees are covered by a defined benefit plan. Subsequent to April 30, 2013, the Company decided to freeze the pension plan benefit accruals effective June 30, 2013. This freeze will not have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. is engaged in the manufacture and sale of products in two reportable segments: piping systems and filtration products. The Company website is www.mfri.com.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in "Notes to Consolidated Financial Statements, Note 2 Business segment reporting" contained in Item 1 of this report.

On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. This business is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been restated to conform to the current year reporting of this business. Income from discontinued operations net of tax was $9.1 million and $0.5 million three months ended April 30, 2013 and 2012, respectively. The acquiring company has signed a three-year lease for the office space and production facilities occupied by Thermal Care.

Three months ended April 30, 2013 ("current quarter") vs. Three months ended April 30, 2012 ("prior-year quarter")

Net sales increased 30% to $57.7 million in the current quarter from $44.5 million in the prior-year quarter. Piping systems sales increased $16.3 million in the quarter due to the start of sales in Saudi Arabia. Filtration products decreased by $4.3 million due primarily to reduced demand for fabric filters.

Gross profit almost doubled to $13.1 million in the current quarter from $6.8 million in the prior-year quarter due to the sales increase in piping systems while filtration products gross profit decreased due to lower sales volume.

Operating expenses as a percent of net sales decreased to 17.9% in the current quarter from 20.5% in the prior-year quarter. Operating expenses increased to $10.3 million in the current quarter from $9.1 million in the prior-year quarter. This dollar increase was due to start-up costs for the Saudi Arabia facility, management incentive compensation expense, higher commission expense and bad debt expense partially offset by reduced administrative costs from personnel savings at corporate.

First quarter net income was $11.1 million compared to net loss of $2.1 million in the comparable prior-year's quarter. Income rose due to the asset sale of Thermal Care, Inc., a subsidiary, and gross profit generated from increased piping system sales.

Piping Systems
Current quarter vs. prior-year quarter

As piping systems is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

The manufacturing facility in Dammam, Saudi Arabia opened in April 2012. Net sales increased 83% to $36.1 million in the current quarter from $19.7 million in the prior-year quarter. The increase was attributed to projects including the expansion of the Grand Mosque in Mecca and King Abdul-Aziz International airport in Jeddah, Saudi Arabia. The increase is also due to domestic oil and gas projects that were underway during the current quarter and which will continue into the second quarter.

Gross margin increased to 29% of net sales in the current quarter from 17% of net sales in the prior-year quarter. Gross profit increased due to higher volume produced at the Saudi Arabian and U.A.E. piping facilities.

General and administrative expense increased to $3.3 million or 9% of net sales in 2013 from $2.6 million or 13% of net sales in 2012. This dollar increase related to operational start-up costs for the Saudi Arabia facility, management incentive compensation expense and bad debt expense.

Selling expense increased to $1.7 million or 4.7% of net sales in 2013 from $0.7 million or 3.5% of net sales in 2012 due to higher commission expense as a result of additional sales.

Filtration Products
Current quarter vs. prior-year quarter

Net sales decreased 19% to $18.6 million from $23 million in the prior-year quarter. U.S. environmental regulation uncertainty regarding technologies and timing of implementation continues to impact demand for fabric filters and therefore filtration product sales decreased. Gross profit decreased 27% to $2.3 million from $3.1 million due to lower sales volume and extremely competitive market conditions. In response to lower demand for fabric filters, the Company has reduced its workforce. In addition, management has increased marketing activities and taken other actions to drive sales growth and improve margins.

Operating expenses decreased 3.4% to $2.8 million from $2.9 million. Commission expense decreased due to lower sales and staffing was reduced in later quarters during 2012.

Corporate and Other
Current quarter vs. prior-year quarter

Net sales of $3.1 million in the current quarter increased from $1.8 million in the prior-year quarter. Sales volume was higher than the same quarter last year due to project timing.

Corporate operating expenses include interest expense and general and administrative expenses that are not allocated to the segments. Operating expenses decreased to $2.5 million or 4.3% of consolidated net sales in the current quarter from $3 million or 6.7% of consolidated net sales in the prior-year quarter. This decrease was mainly due to reduced staffing including retirements and keeping positions unfilled partially offset by higher management incentive compensation expense based on better earnings in the current quarter.

Net interest expense increased to $490 thousand in the current quarter from $371 thousand in the prior-year quarter, due to less interest income earned overseas by piping systems as working capital was expended in Saudi Arabia.

INCOME TAXES

The Company's consolidated ETR from continuing operations was 2.9% for the three months ended April 30, 2013, which was affected primarily by the change in the mix of the projected tax-free earnings in the U.A.E. versus total projected earnings and losses. Discontinued operations included $2.4 million in tax expense related to the asset sale of Thermal Care, Inc, a subsidiary. Under GAAP accounting, this reflects the reduction of the valuation allowance related to the deferred tax asset established from the net operating loss ("NOL") carryforward. The Company remains in an NOL carryforward position. The Company recorded income tax expense due to certain intra-period tax reporting requirements. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations and Note 4 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2013 were $11 million compared to $7 million at January 31, 2013. Cash and cash equivalents were primarily held at the foreign subsidiaries. At April 30, 2013, $3 million was held in the U.S. The Company's working capital was $40 million on April 30, 2013 compared to $35 million on January 31,

2013. Piping system's net sales more than doubled from the fourth quarter in 2012, which caused accounts receivable to increase, by $14.5 million since January 31, 2013. The Saudi Arabian subsidiary accounts receivable increased $11.4 million. Net cash used in operating activities during the first three months of 2013 was $13 million compared to $5.4 million during the first three months of 2012. The Company does not believe that it will be necessary to repatriate investments in subsidiaries held outside of the U.S.

Net cash provided by investing activities for the three months ended April 30, 2013 was $14.6 million. On April 30, 2013, the Company completed an asset sale of Thermal Care, Inc, a subsidiary for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. This subsidiary was not a significant cashflow entity. The proceeds paid down a portion of the debt under the Loan Agreement. The Company also had excess cash of $3 million at that time.

Debt totaled $43.6 million at April 30, 2013, a net increase of $1.6 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 10 Debt". Net cash provided by financing activities was $3.2 million.

On July 11, 2002, the Company entered into a Loan Agreement. Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $38 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of levels of profitability and cash flows. At April 30, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At April 30, 2013, the prime rate was 3.25% and the margins added to the prime rate and the LIBOR rate, which are determined each quarter based on the applicable financial statement ratio, were 0.50 and 2.75 percentage points, respectively. Monthly interest payments were made during the three months ended April 30, 2013 and 2012. As of April 30, 2013, the Company had borrowed $9 million and had $10 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2013, the amount of such restricted cash was $0.8 million. Cash required for operations is provided by draw downs on the line of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2013 contained on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2013 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended April 30, 2013 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II OTHER INFORMATION
Item 6.     Exhibits

10(a)	Asset Purchase Agreement by and among Thermal Care, Inc. and MFRI, INC., and IPEG Acquisition co. and IPEG, INC. Dated as of April 25, 2013
10(h)	David Unger employment agreement dated February 13, 2013
10(i)	Fati Elgendy employment agreement dated November 12, 2007
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

MFRI, INC.

Date:	June 11, 2013	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2013	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)