Form 10-Q
period 2013-07-31
MFRI INC
filed 2013-09-12
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

On September 10, 2013, there were 7,059,063 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2013

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales	$61,665	$42,882	$117,249	$86,504
Cost of sales	47,972	35,299	90,589	72,175
Gross profit	13,693	7,583	26,660	14,329

Operating expenses
General and administrative expenses	6,540	5,316	13,222	11,394
Selling expenses	2,383	2,870	5,778	5,400
Total operating expenses	8,923	8,186	19,000	16,794

Income (loss) from operations	4,770	(603)	7,660	(2,465)

(Loss) income from joint venture	(172)	69	(467)	(177)

Interest expense, net	403	353	840	658
Income (loss) from continuing operations before income taxes	4,195	(887)	6,353	(3,300)

Income tax (benefit) expense	(241)	350	(183)	61

Income (loss) from continuing operations	4,436	(1,237)	6,536	(3,361)

(Loss) income from discontinued operations, net of tax	(40)	(120)	8,941	(52)

Net income (loss)	$4,396	($1,357)	$15,477	($3,413)

Weighted average common shares outstanding
Basic	6,985	6,923	6,958	6,919
Diluted	7,054	6,923	6,985	6,919

Earnings (loss) per share from continuing operations
Basic	$0.64	($0.18)	$0.94	($0.49)
Diluted	$0.63	($0.18)	$0.94	($0.49)
Earnings (loss) per share from discontinued operations
Basic and diluted	($0.01)	($0.02)	$1.28	($0.01)
Earnings (loss) per share
Basic	$0.63	($0.20)	$2.22	($0.49)
Diluted	$0.62	($0.20)	$2.22	($0.49)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Net income (loss)	$4,396	($1,357)	$15,477	($3,413)

Other comprehensive income (loss)
Foreign currency translation adjustments	245	(798)	(720)	(833)
Interest rate swap, net of tax	147	(45)	159	(18)
Other comprehensive income (loss)	392	(843)	(561)	(851)

Comprehensive income (loss)	$4,788	($2,200)	$14,916	($4,264)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	July 31, 2013	January 31, 2013
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$6,037	$7,035
Restricted cash	542	725
Trade accounts receivable, less allowance for doubtful accounts of $335 at July 31, 2013 and $324 at January 31, 2013	49,902	23,654
Inventories, net	38,455	38,204
Assets held for sale	—	7,433
Prepaid expenses and other current assets	5,278	3,982
Costs and estimated earnings in excess of billings on uncompleted contracts	1,829	1,630
Total current assets	102,043	82,663
Property, plant and equipment, net of accumulated depreciation	44,063	46,201
Long-term assets
Deferred tax assets	1,657	1,766
Note receivable	5,046	5,200
Investment in joint venture	5,555	6,022
Cash surrender value of deferred compensation plan	3,003	2,946
Other assets	4,956	2,425
Patents, net of accumulated amortization	362	373
Total long-term assets	20,579	18,732
Total assets	$166,685	$147,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,631	$18,940
Accrued compensation and payroll taxes	5,359	4,576
Commissions and management incentives payable	7,408	2,723
Current maturities of long-term debt	10,145	5,419
Customers' deposits	9,947	7,030
Liabilities held for sale	—	5,141
Billings in excess of costs and estimated earnings on uncompleted contracts	1,312	985
Other accrued liabilities	1,972	1,822
Deferred tax liabilities	2,444	696
Income taxes payable	498	34
Total current liabilities	55,716	47,366
Long-term liabilities
Long-term debt, less current maturities	31,711	36,603
Deferred compensation liabilities	6,247	5,670
Other long-term liabilities	3,430	3,702
Total long-term liabilities	41,388	45,975
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,019 issued and outstanding at July 31, 2013 and 6,924 issued and outstanding at January 31, 2013	70	69
Additional paid-in capital	50,898	50,358
Retained earnings	19,899	4,553
Accumulated other comprehensive loss	(1,286)	(725)
Total stockholders' equity	69,581	54,255
Total liabilities and stockholders' equity	$166,685	$147,596
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2013	2012
Operating activities
Net income (loss)	$15,477	($3,413)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	3,013	2,791
Gain on disposal of discontinued operations	(9,762)	—
Deferred tax expense	1,835	360
Stock-based compensation expense	68	260
Loss from joint venture	467	177
Cash surrender value of deferred compensation plan	(57)	(72)
(Gain) loss on disposal of fixed assets	(240)	74
Provision for uncollectible accounts	(15)	(3)
Changes in operating assets and liabilities
Accounts receivable	(22,334)	(4,269)
Inventories	3,689	(898)
Costs and estimated earnings in excess of billings on uncompleted contracts	(154)	105
Accounts payable	(3,096)	18
Accrued compensation and payroll taxes	4,315	(940)
Customers' deposits	2,376	1,923
Income taxes receivable and payable	455	(896)
Prepaid expenses and other current assets	(678)	(1,480)
Other assets and liabilities	(7,708)	977
Net cash used in operating activities	(12,349)	(5,286)

Investing activities
Net proceeds from sale of discontinued operations	15,253	—
Capital expenditures	(939)	(4,367)
Loan to joint venture	—	(989)
Proceeds from sales of property and equipment	—	31
Net cash provided by (used in) investing activities	14,314	(5,325)

Financing activities
Proceeds from debt	58,927	108,844
Payments of debt	(58,660)	(95,790)
Decrease in drafts payable	(3,106)	(248)
Payments on capitalized lease obligations	(304)	(264)
Stock options exercised	473	31
Tax benefit of stock options exercised	—	15
Net cash (used in) provided by financing activities	(2,670)	12,588

Effect of exchange rate changes on cash and cash equivalents	(293)	(59)
Net (decrease) increase in cash and cash equivalents	(998)	1,918
Cash and cash equivalents - beginning of period	7,035	4,209
Cash and cash equivalents - end of period	$6,037	$6,127

Supplemental cash flow information
Interest paid	$1,197	$1,112
Income taxes paid	311	116
Funds held in escrow related to the sale of Thermal Care, Inc. assets	1,125	—

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2013
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2013 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2013 and 2012 are for the six months ended July 31, 2013 and 2012, respectively.

Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

2.
Business segment reporting. The Company has two reportable segments. Piping systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Filtration products manufactures and sells a wide variety of filter elements for air filtration and particulate collection. Effective May 1, 2013, industrial process cooling ceased to be a reportable segment of the Company. Included in corporate and other activity is a subsidiary that engineers, designs, manufactures and sells chillers, plant circulating systems and accessories for industrial process applications but is not sufficiently large to constitute a reportable segment. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations".

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net sales
Piping systems	$43,478	$22,905	$79,536	$42,649
Filtration products	17,324	19,276	35,957	42,252
Corporate and Other	863	701	1,756	1,603
Total	$61,665	$42,882	$117,249	$86,504
Gross profit
Piping systems	$10,590	$4,869	$21,034	$8,267
Filtration products	2,842	2,552	5,117	5,664
Corporate and Other	261	162	509	398
Total	$13,693	$7,583	$26,660	$14,329
Income (loss) from operations
Piping systems	$6,493	$1,443	$11,873	$1,598
Filtration products	501	(292)	18	(96)
Corporate and Other	(2,224)	(1,754)	(4,231)	(3,967)
Total	$4,770	($603)	$7,660	($2,465)

3.
Discontinued operations. On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $15 million cash and a deferred payment of $1.1 million, which is held in escrow until May 1, 2014 and included in other assets on the balance sheet. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. The January 31, 2013 statement of financial position has been revised to reflect the separate amounts for assets and liabilities that were sold. Results of the discontinued operations for the three and six months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net Sales	$811	$9,380	$10,419	$18,486

Gain on disposal of discontinued operations	$96	$—	$11,665	$—
Loss from discontinued operations	(94)	(135)	(326)	(58)
Income (loss) from discontinued operations before income taxes	2	(135)	11,339	(58)
Income tax expense (benefit)	42	(15)	2,398	(6)
(Loss) income from discontinued operations	($40)	($120)	$8,941	($52)

4.
Income taxes. Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, and other charges or credits recorded directly to stockholders’ equity. This allocation is commonly referred to as intra-period tax allocation as outlined in ASC 740, Income Taxes ("ASC 740"). When considering intra-period tax allocations, a company also should consider the accounting for income taxes in interim periods. ASC 740-20-45-7 requires that the tax effect of pretax income from continuing operations be determined without regard to the tax effects of items not included in continuing operations. This is commonly referred to as the "incremental approach" where the tax provision is generally calculated for continuing operations without regard to other items.

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

The Company's consolidated effective tax rate ("ETR") from continuing operations was (2.9)% and (1.8)% for the six months ended July 31, 2013 and 2012, respectively. The July 31, 2013 computation of the ETR was affected primarily by the $0.6 million release of the full valuation allowance related to the Company's deferred tax assets in Saudi Arabia. As a result of two quarters of positive operating income as well as management's expectations of this subsidiary's profitability for the fiscal year 2013, the Company believes the current quarter is the appropriate time to release the valuation allowance. These foreign earnings are considered to be indefinitely reinvested outside the U.S. The Company does not believe that it will be necessary to repatriate equity investments in subsidiaries held outside of the U.S.

At January 31, 2013, the Company established a full valuation allowance on domestic deferred tax assets. A portion was released in the first quarter of 2013 related to the tax on the asset sale of Thermal Care, Inc., a subsidiary. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations".

The Company files income tax returns in U.S. federal and state jurisdictions. As of July 31, 2013, open tax years in federal and some state jurisdictions date back to 2010. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. As of January 31, 2013, the Company had net operating loss carryforwards of $7.8 million expiring in various years beginning in January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of July 31, 2013, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

5.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Stock-based compensation expense	($51)	$174	$68	$260

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Six Months Ended July 31,
Fair value assumptions	2013	2012
Expected volatility	51.78% - 65.54%	57.02% - 66.82%
Risk free interest rate	.74% - 2.82%	.74% - 3.57%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 31, 2013	969	$10.77	6.6	$40
Granted	97	10.46
Exercised	(74)	6.33		265
Expired or forfeited	(43)	11.11
Outstanding end of period	949	11.07	6.5	2,325

Exercisable end of period	670	$12.29	5.5	$1,572

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2013	383	$6.91	$4
Granted	97	10.46
Vested	(176)
Expired or forfeited	(25)	6.96
Outstanding end of period	279	$8.14	$753

As of July 31, 2013, there was $1.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.9 years.

6.	Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	6,985	6,923	6,958	6,919
Dilutive effect of equity incentive plans	69	—	27	—
Weighted average common shares outstanding assuming full dilution	7,054	6,923	6,985	6,919

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	375	497	375	494

Stock options with an exercise price below the average market price	574	467	574	470

7.	Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Interest expense	$518	$518	$1,062	$953
Interest income	(115)	(165)	(222)	(295)
Interest expense, net	$403	$353	$840	$658

8.	Debt. Debt totaled $41.9 million at July 31, 2013, a net decrease of $0.2 million for the fiscal year.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At July 31, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin of 0.50 in effect plus prime rate; or (b) a margin of 2.75 in effect plus the LIBOR rate for the corresponding interest period. As of July 31, 2013, the Company had borrowed $11 million at prime and LIBOR rates and had $5 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2013, the amount of such restricted cash was $0.2 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. At July 31, 2013, borrowings under these credit arrangements totaled $18.2 million; an additional $10.9 million remained unused.

9.
Fair value of financial instruments. At July 31, 2013, an interest rate swap agreement, that relates to a mortgage note in Denmark, was in effect with a notional value of $1.3 million that matures December 2021. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The derivative mark to market of $57 thousand was classified as a long-term liability on the balance sheet.

10.	Recent accounting pronouncements. The Company evaluated recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

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

On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. The acquiring company has signed a three-year lease for the office space and production facilities occupied by Thermal Care. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. Income from discontinued operations net of tax was $8.9 million and a loss of $0.1 million for the six months ended July 31, 2013 and 2012, respectively.

Three months ended July 31, 2013 ("current quarter") vs. Three months ended July 31, 2012 ("prior-year quarter")

Net sales increased 44% to $61.7 million in the current quarter from $42.9 million in the prior-year quarter. Piping systems sales increased 90% or $20.6 million in the quarter mainly due to sales growth in Saudi Arabia and the United Arab Emirates, ("U.A.E.") for major projects expanding the Grand Mosque in Mecca and the King Abdul-Aziz International Airport in Jeddah. Filtration products sales decreased by $2 million due primarily to reduced domestic demand for fabric filter bags.

Gross profit approximately doubled to $13.7 million in the current quarter from $7.6 million in the prior-year quarter mainly due to the sales increase in piping systems. Filtration products' gross profit increased 11.4% resulting from sales mix favoring cartridge filters versus fabric filter bags.

Operating expenses as a percent of net sales decreased to 14.5% in the current quarter from 19.1% in the prior-year quarter. Operating expenses increased to $8.9 million in the current quarter from $8.2 million in the prior-year quarter. This dollar increase was due to management incentive compensation expense partially offset by reduced health insurance costs.

Second quarter net income was $4.4 million compared to net loss of $1.4 million in the comparable prior-year's quarter. Income rose primarily due to the gross profit generated from increased piping system sales.

Six months ended July 31, 2013 (“YTD”) vs. Six months ended July 31, 2012 (“prior-year YTD”)

YTD net sales of $117.2 million increased 36% from $86.5 million for the prior-year YTD. Piping systems sales increased 86% or $37 million due to the aforementioned projects in Saudi Arabia. Filtration products decreased by $6 million due primarily to reduced domestic demand for fabric filter bags.

Gross profit approximately doubled to $27 million from $14 million in the prior-year period due to the sales increase in piping systems.

General and administrative expenses increased 18% to $13 million YTD from $11 million in the prior-year YTD. This dollar increase was due to management incentive compensation expense partially offset by reduced health insurance costs.

Net income was $15.5 million in 2013 compared to a net loss of $3.4 million in the comparable prior-year's period.
Income rose due to the asset sale of Thermal Care, Inc., and the aforementioned improvement in gross profit primarily related to piping systems.

Piping Systems
Current quarter vs. prior-year quarter

As the piping systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

Net sales increased 90% to $43 million in the current quarter from $23 million in the prior-year quarter. The increase was attributed to the aforementioned projects in Saudi Arabia and domestic oil and gas projects that were underway during the quarter.

Gross margin increased to 24% of net sales in the current quarter from 21% of net sales in the prior-year quarter. Gross profit increased due to higher volume produced at the Saudi Arabian and U.A.E. piping facilities.

Operating expenses increased to $4.1 million from $3.4 million in 2012. General and administrative expense increased to $3.2 million or 7% of net sales in 2013 from $2.3 million or 10% of net sales in 2012. This dollar increase was due to management incentive compensation expense as a result of the increased profits.

YTD vs. prior-year YTD

The manufacturing facility in Dammam, Saudi Arabia was established in April 2012. YTD net sales of $80 million increased 86% from $43 million in the prior-year YTD attributed to the projects in Saudi Arabia and a rise in sales of domestic oil and gas products.

Gross margin rose to 26% of net sales YTD from 19% of net sales in the prior-year. Gross profit increased due to higher volume produced at the Middle East facilities. Additionally, in the first quarter, domestic activities had increased sales and improved margins due to product mix.

General and administrative expenses decreased as a percentage of net sales to 8.2% from 11.3% for the prior-year YTD. The dollar increase to $6.5 million from $4.8 million was related to management incentive compensation expense associated with earnings partially offset by reduced health insurance costs.

Selling expenses as a percentage of net sales decreased to 3% from 4.3% for the prior-year YTD. The dollar increase to $2.7 million from $1.9 million was due to higher commission expense as a result of additional sales.

Filtration Products
Current quarter vs. prior-year quarter

Net sales decreased 10%to $17 million from $19 million in the prior-year quarter primarily due to reduced domestic demand for fabric filter bags. Gross profit increased 11% to $2.8 million from $2.6 million due to sales mix favoring cartridge filters versus fabric filter bags. In response to lower demand for fabric filter bags, the Company has reduced its workforce. In addition, management has increased marketing activities and taken other actions to drive sales growth and improve margins.

Operating expenses decreased 18% to $2.3 million from $2.8 million. The decrease was due to reduced health insurance costs, commission expense decreased due to lower sales and staffing reductions in later quarters during 2012. The decrease was partially offset by one-time pension expense resulting from the freezing of the defined benefit pension plan as of June 30, 2013.

YTD vs. prior-year YTD

YTD net sales decreased 15% to $36 million from $42 million in the prior-year period. Sales declines were the result of lower market demand for domestic fabric filter bag products. YTD gross profit decreased slightly to $5.1 million from $5.7 million in the prior-year period due to lower sales volume offset by the aforementioned product mix. Gross profit as a percent of sales increased to 14.2% from 13.4% last year as a result of product mix, overhead reductions and productivity improvements.

Operating expenses decreased 12% to $5.1 million from $5.8 million. The decrease was due to reduced health insurance costs, commission expense decreased due to lower sales and staffing reductions. The decrease was partially offset by one-time pension expense resulting from the freezing of the defined benefit pension plan.

Corporate and Other
Current quarter vs. prior-year quarter

Corporate operating expenses include interest expense and general and administrative expenses that are not allocated to the segments. Operating expenses held constant at $2.2 million. Management incentive compensation expense increased on better earnings in the current quarter offset by reduced health insurance costs.

Net interest expense was $403 thousand in the current quarter versus $353 thousand in the prior year quarter.

YTD vs. prior-year YTD

General and administrative expenses decreased to $4.7 million or 4% of consolidated net sales YTD from $5 million or 5.8% of consolidated net sales in the prior-year YTD. This decrease was due to lower audit, tax consulting and other professional service expenses and reduced health insurance costs partially offset by increased management incentive compensation expense.

YTD net interest expense increased to $840 thousand from $658 thousand in the prior-year YTD primarily due to lower interest income earned overseas as excess cash was deployed for operational expansion.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was (2.9)% for the six months ended July 31, 2013, which was affected primarily by the $0.6 million release of the full valuation allowance related to the Company's deferred tax assets in Saudi Arabia. Discontinued operations included $2.4 million in tax expense related to the asset sale of Thermal Care, Inc., a subsidiary. Under GAAP accounting, this reflects the reduction of the valuation allowance related to the deferred tax asset established from the net operating loss ("NOL") carryforward. The Company remains in an NOL carryforward position. The Company recorded income tax expense due to certain intra-period tax reporting requirements. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations and Note 4 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2013 were $6 million compared to $7 million at January 31, 2013. At July 31, 2013, $0.5 million was held in the U.S. and $5.5 million was held at the foreign subsidiaries. The Company's working capital was $46 million on July 31, 2013 compared to $35 million on January 31, 2013. Piping systems' net sales more than doubled from the fourth quarter in 2012, which resulted in the Saudi Arabian subsidiary's accounts receivable to increase $21 million. Net cash used in operating activities during the first six months of 2013 was $12 million compared to $5.3 million during the first six months of 2012. The Company does not believe that it will be necessary to repatriate investments in subsidiaries held outside of the U.S.

Net cash provided by investing activities for the six months ended July 31, 2013 was $14.3 million. On April 30, 2013, the Company completed an asset sale of Thermal Care, Inc., a subsidiary, for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. This subsidiary did not have a significant impact on cashflow. The proceeds paid down a portion of the debt under the Loan Agreement.

Debt totaled $41.9 million at July 31, 2013, a net decrease of $0.2 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 8 Debt". Net cash used in financing activities was $2.7 million for the six months ended July 31, 2013.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on 2016-11-30, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At July 31, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin of 0.50 in effect plus prime rate; or (b) a margin of 2.75 in effect plus the LIBOR rate for the corresponding interest period. As of July 31, 2013, the Company had borrowed $11 million at prime and LIBOR rates and had $5 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2013, the amount of such restricted cash was $0.2 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. At July 31, 2013, borrowings under these credit arrangements totaled $18.2 million; an additional $10.9 million remained unused.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2013 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended July 31, 2013 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II OTHER INFORMATION
Item 6.     Exhibits

10(l)	Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated June 7, 2013
10(m)	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated July 29, 2013
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

MFRI, INC.

Date:	September 12, 2013	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2013	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)