Form 10-Q
period 2013-10-31
MFRI INC
filed 2013-12-09
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

On December 5, 2013, there were 7,085,237 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended October 31, 2013

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales	$57,967	$47,236	$173,460	$132,137
Cost of sales	41,080	38,560	130,423	109,530
Gross profit	16,887	8,676	43,037	22,607

Operating expenses
General and administrative expenses	7,953	5,760	20,760	17,466
Selling expenses	2,554	2,731	8,184	7,978
Total operating expenses	10,507	8,491	28,944	25,444

Income (loss) from operations	6,380	185	14,093	(2,837)

Income from joint venture	715	531	248	354

Interest expense, net	190	513	1,082	1,148
Income (loss) from continuing operations before income taxes	6,905	203	13,259	(3,631)

Income tax expense (benefit)	92	74	(99)	159

Income (loss) from continuing operations	6,813	129	13,358	(3,790)

Income from discontinued operations, net of tax	578	326	9,510	832

Net income (loss)	$7,391	$455	$22,868	($2,958)

Weighted average common shares outstanding
Basic	7,068	6,924	6,995	6,921
Diluted	7,163	6,924	7,041	6,921

Earnings (loss) per share from continuing operations
Basic	$0.96	$0.02	$1.91	($0.55)
Diluted	$0.95	$0.02	$1.90	($0.55)
Earnings per share from discontinued operations
Basic	$0.08	$0.05	$1.36	$0.12
Diluted	$0.08	$0.05	$1.35	$0.12
Earnings (loss) per share
Basic	$1.05	$0.07	$3.27	($0.43)
Diluted	$1.03	$0.07	$3.25	($0.43)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net income (loss)	$7,391	$455	$22,868	($2,958)

Other comprehensive (loss) income
Foreign currency translation adjustments	(58)	328	(778)	(505)
Interest rate swap, net of tax	(4)	33	155	15
Other comprehensive (loss) income	(62)	361	(623)	(490)

Comprehensive income (loss)	$7,329	$816	$22,245	($3,448)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2013	January 31, 2013
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$10,522	$7,034
Restricted cash	2,362	725
Trade accounts receivable, less allowance for doubtful accounts of $238 at October 31, 2013 and $290 at January 31, 2013	51,691	23,278
Inventories, net	39,140	37,529
Assets held for sale	1,235	10,218
Prepaid expenses and other current assets	5,701	3,932
Costs and estimated earnings in excess of billings on uncompleted contracts	2,099	1,630
Total current assets	112,750	84,346
Property, plant and equipment, net of accumulated depreciation	43,021	45,582
Long-term assets
Deferred tax assets	1,535	1,349
Note receivable	4,971	5,200
Investment in joint venture	6,270	6,022
Cash surrender value of deferred compensation plan	3,077	2,946
Other assets	2,882	2,408
Assets held for sale long-term	985	1,253
Patents, net of accumulated amortization	361	373
Total long-term assets	20,081	19,551
Total assets	$175,852	$149,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,679	$18,740
Accrued compensation and payroll taxes	4,362	4,361
Commissions and management incentives payable	8,436	2,723
Current maturities of long-term debt	11,963	5,384
Customers' deposits	9,239	7,030
Liabilities held for sale	650	7,531
Billings in excess of costs and estimated earnings on uncompleted contracts	2,962	985
Other accrued liabilities	2,391	1,735
Deferred tax liabilities	578	678
Income taxes payable	2,268	34
Total current liabilities	58,528	49,201
Long-term liabilities
Long-term debt, less current maturities	28,917	35,579
Deferred compensation liabilities	6,356	5,670
Liabilities held for sale long-term	1,074	1,485
Other long-term liabilities	3,455	3,289
Total long-term liabilities	39,802	46,023
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,080 issued and outstanding at October 31, 2013 and 6,924 issued and outstanding at January 31, 2013	71	69
Additional paid-in capital	51,363	50,358
Retained earnings	27,436	4,553
Accumulated other comprehensive loss	(1,348)	(725)
Total stockholders' equity	77,522	54,255
Total liabilities and stockholders' equity	$175,852	$149,479
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2012	$69	$49,828	$23,038	($580)	$72,355

Net loss			(18,485)		(18,485)
Stock options exercised	—	35			35
Stock-based compensation		484			484
Excess tax benefit from stock options exercised		11			11
Interest rate swap				97	97
Pension liability adjustment				466	466
Foreign currency translation adjustment				(263)	(263)
Tax benefit on above items				(445)	(445)
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Net income			$22,868		22,868
Stock options exercised	2	909			911
Stock-based compensation expense		96			96
Interest rate swap				155	155
Foreign currency translation adjustment			15	(778)	(763)
Total stockholders' equity at October 31, 2013	$71	$51,363	$27,436	($1,348)	$77,522

Shares	2013	2012
Balances at beginning of year	6,924,084	6,912,771
Shares issued	156,003	11,313
Balances at October 31, 2013	7,080,087	6,924,084

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2013	2012
Operating activities
Net income (loss)	$22,868	($2,958)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	4,465	4,373
Gain on disposal of discontinued operations	(9,762)	—
Deferred tax expense	93	353
Stock-based compensation expense	95	366
Income from joint venture	(248)	(354)
Cash surrender value of deferred compensation plan	(131)	(121)
Loss on disposal of fixed assets	305	57
(Gain) on disposal of subsidiary	(349)	—
Provision for uncollectible accounts	(114)	129
Changes in operating assets and liabilities
Accounts receivable	(24,049)	(6,512)
Inventories	3,044	1,302
Costs and estimated earnings in excess of billings on uncompleted contracts	1,227	(231)
Accounts payable	(7,052)	(522)
Accrued compensation and payroll taxes	4,329	(592)
Customers' deposits	1,669	1,870
Income taxes receivable and payable	2,220	(539)
Prepaid expenses and other current assets	(3,736)	64
Other assets and liabilities	(5,079)	1,693
Net cash used in operating activities	(10,205)	(1,622)

Investing activities
Net proceeds from sale of discontinued operations	15,253	—
Capital expenditures	(1,817)	(5,316)
Loan to joint venture	—	(989)
Proceeds from sales of property and equipment	8	94
Net cash provided by (used in) investing activities	13,444	(6,211)

Financing activities
Proceeds from debt	76,633	157,554
Payments of debt on revolving lines of credit	(70,446)	(143,820)
Payments of other debt	(6,817)	(3,292)
Decrease in drafts payable	(118)	(789)
Payments on capitalized lease obligations	(453)	(432)
Stock options exercised	911	35
Tax benefit of stock options exercised	—	15
Net cash (used in) provided by financing activities	(290)	9,271

Effect of exchange rate changes on cash and cash equivalents	539	(56)
Net increase in cash and cash equivalents	3,488	1,382
Cash and cash equivalents - beginning of period	7,034	4,209
Cash and cash equivalents - end of period	$10,522	$5,591

Supplemental cash flow information
Interest paid	$1,694	$1,718
Income taxes paid	396	133
Funds held in escrow related to the sale of Thermal Care, Inc. assets	1,125	—
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2013
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2013 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2013 and 2012 are for the nine months ended October 31, 2013 and 2012, respectively.

Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

2.
Business segment reporting. The Company has two reportable segments. Piping Systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Filtration Products manufactures custom-designed industrial filtration products to remove particulates from air and other gas streams. Effective May 1, 2013, industrial process cooling ceased to be a reportable segment of the Company. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations".

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales
Piping Systems	$42,289	$26,498	$121,825	$69,147
Filtration Products	15,678	20,738	51,635	62,990
Total	$57,967	$47,236	$173,460	$132,137
Gross profit
Piping Systems	$14,726	$6,060	$35,760	$14,327
Filtration Products	2,161	2,616	7,277	8,280
Total	$16,887	$8,676	$43,037	$22,607
Income (loss) from operations
Piping Systems	$9,403	$2,585	$21,276	$4,184
Filtration Products	(486)	(410)	(468)	(505)
Corporate	(2,537)	(1,990)	(6,715)	(6,516)
Total	$6,380	$185	$14,093	($2,837)

3.
Discontinued operations. On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $15 million cash and a deferred payment of $1.1 million, which is held in escrow until May 1, 2014 and included in other assets on the balance sheet. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. In October 2013, the Company decided to sell its remaining industrial process business. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. The January 31, 2013 Balance Sheet has been revised to reflect the separate amounts for assets and liabilities that were sold. Results of the discontinued operations for the three and nine months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net sales	$874	$11,089	$13,049	$31,177

Gain on disposal of discontinued operations	$—	$—	$11,665	$—
(Loss) income from discontinued operations	(211)	415	(288)	891
(Loss) income from discontinued operations before income taxes	(211)	415	11,377	891
Income tax (benefit) expense	(789)	89	1,867	59
Income from discontinued operations, net of tax	$578	$326	$9,510	$832

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future. On September 19, 2013, the U.S. Department of Treasury finalized tangible property regulations and reissued in proposed form the regulations addressing accounting for the disposal of components of tangible property. These proposed regulations generally apply to taxable years beginning in 2014, with the option for early adoption. Because changes in tax law are accounted for in the period of enactment, certain provisions of the legislation could impact the Company’s classification of its deferred tax assets and liabilities on the balance sheet but are not expected to have a material effect on the Company’s effective tax rate. The adoption of the regulations is expected to primarily affect timing and is not likely to have a material impact on the financial statements.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

The Company's consolidated effective tax rate ("ETR") from continuing operations was (0.7)% and (4.4)% for the nine months ended October 31, 2013 and 2012, respectively. The October 31, 2013 computation of the ETR was affected primarily by the $0.7 million release of the full valuation allowance related to the Company's deferred tax assets in Saudi Arabia. As a result of two quarters of positive operating income as well as management's expectations of this subsidiary's profitability for the fiscal year 2013, the Company believes the second quarter was the appropriate time to release the valuation allowance. These foreign earnings are considered to be indefinitely reinvested outside the U.S. The Company does not believe that it will be necessary to repatriate equity investments in subsidiaries held outside of the U.S.

At January 31, 2013, the Company established a full valuation allowance on domestic deferred tax assets. A portion was released in the first quarter of 2013 related to the tax on the asset sale of Thermal Care, Inc., a subsidiary. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations".

The Company files income tax returns in U.S. federal and state jurisdictions. The IRS began an audit of the fiscal year ended January 31, 2012 in the third quarter of 2013. As of October 31, 2013, open tax years in federal and some state jurisdictions date back to 2010. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. As of January 31, 2013, the Company had net operating loss carryforwards of $7.8 million expiring in various years beginning in January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of October 31, 2013, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. The patents are not material either individually, or in the aggregate, because the Company believes sales would not be materially reduced if patent protection were not available. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.58 million and $2.55 million as of October 31, 2013 and January 31, 2013, respectively. Accumulated amortization was approximately $2.22 million and $2.18 million as of October 31, 2013 and

January 31, 2013, respectively. Future amortizations over the next five years ending January 31 will be $12,400 in 2014, $47,300 in 2015, $44,100 in 2016, $40,300 in 2017, $37,200 in 2018, and $179,400 thereafter.

6.
Investment in joint venture. In October 2009 the Company invested $5.9 million, which consisted of $2 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Aegion Corporation. The joint venture completed an acquisition of Garneau, Inc.'s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market. In February 2012, the Company loaned $1 million to the joint venture to be used for capital expenditures.

The Company accounts for the investment in the joint venture using the equity method. The financial results are included in the Company's consolidated financial statements.

	Nine Months Ended October 31,
	2013	2012
Income from joint venture	$248	$354

The following information summarizes the joint venture financial data as of October 31, 2013 and January 31, 2013, respectively:

	October 31, 2013	January 31, 2013
Current assets	$12,312	$14,058
Noncurrent assets	18,613	19,442
Current liabilities	2,306	2,703
Noncurrent liabilities	15,989	18,274
Equity	$12,630	$12,524

	Nine Months Ended October 31,
	2013	2012
Revenue	$19,913	$19,389
Gross profit	3,157	3,616
Income from continuing operations	1,570	1,827
Net income	$516	$726

7.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Stock-based compensation expense	$27	$106	$95	$366

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Nine Months Ended October 31,
Fair value assumptions	2013	2012
Expected volatility	49.65% - 65.54%	58.12% - 66.82%
Risk free interest rate	.74% - 2.82%	.74% - 2.82%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 31, 2013	969	$10.77	6.6	$40
Granted	102	10.50
Exercised	(135)	6.72		506
Expired or forfeited	(55)	12.64
Outstanding end of period	881	11.25	6.3	2,770

Exercisable end of period	602	$12.67	5.1	$1,748

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2013	383	$6.91	$4
Granted	102	10.50
Vested	(181)
Expired or forfeited	(25)	6.96
Outstanding end of period	279	$8.18	$1,022

As of October 31, 2013, there was $966 thousand of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.6 years.

8.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	7,068	6,924	6,995	6,921
Dilutive effect of equity incentive plans	95	—	46	—
Weighted average common shares outstanding assuming full dilution	7,163	6,924	7,041	6,921

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	216	785	362	494

Stock options with an exercise price below the average market price	665	172	519	463

9.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Interest expense	$332	$592	$1,504	$1,520
Interest income	(142)	(79)	(422)	(372)
Interest expense, net	$190	$513	$1,082	$1,148

10.	Debt. Debt totaled $40.9 million at October 31, 2013, a net decrease of $1.1 million for the fiscal year.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At October 31, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin of 0.50 in effect plus prime rate; or (b) a margin of 2.75 in effect plus the LIBOR rate for the corresponding interest period. As of October 31, 2013, the Company had borrowed $11.7 million at prime and LIBOR rates and had $8.7 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2013, the amount of such restricted cash was $2 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At October 31, 2013, the Company was in compliance with the covenant under the credit arrangement. Interest rates are as follows 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6%. At October 31, 2013, borrowings under these credit arrangements totaled $9 million; an additional $17.4 million remained unused.

On April 27, 2010, the Company obtained a loan with no maturity date in the amount of $2 million collateralized by the cash surrender value of insurance policies on the lives of key executive officers. The loans carried interest at a rate of 4.25% and required interest only payments annually. At January 31, 2013, the balance was $1.8 million. In October 2013, the loan was paid down, and the remaining loan balance of $64 thousand was paid in November 2013.

11.
Fair value of financial instruments. At October 31, 2013, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The derivative mark to market of $57 thousand was included in other long-term liabilities on the consolidated balance sheet.

12.	Recent accounting pronouncements. The Company evaluated recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

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

On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. The acquiring company has signed a three-year lease for the office space and production facilities occupied by Thermal Care. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. In October 2013, the Company decided to plan to sell its remaining industrial process business. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. Income from discontinued operations net of tax was $9.5 million and $0.8 million for the nine months ended October 31, 2013 and 2012, respectively.

Three months ended October 31, 2013 ("current quarter") vs. Three months ended October 31, 2012 ("prior-year quarter")

Net sales increased 23% to $58 million in the current quarter from $47.2 million in the prior-year quarter. Piping Systems sales increased 60% or $15.8 million compared to the prior-year quarter mainly due to sales growth in Saudi Arabia and the United Arab Emirates, ("U.A.E.") for such major projects as expanding the Grand Mosque in Mecca and the King Abdul-Aziz International Airport in Jeddah. Filtration Products sales decreased by $5 million due primarily to reduced domestic demand for fabric filter bags.

Gross profit approximately doubled to $16.9 million in the current quarter from $8.7 million in the prior-year quarter mainly due to the sales increase in Piping Systems. Filtration Products' gross profit decreased 17.4% resulting from a 24% decline in sales.

Operating expenses as a percent of net sales remained constant. Operating expenses increased to $10.5 million in the current quarter from $8.5 million in the prior-year quarter, driven by incentive compensation expense.

Third quarter net income rose to $7.4 million compared to $0.5 million in the comparable prior-year's quarter. Income rose primarily due to the gross profit generated from increased Piping Systems sales.

Nine months ended October 31, 2013 (“YTD”) vs. Nine months ended October 31, 2012 (“prior-year YTD”)

YTD net sales of $173.5 million increased 31% from $132.1 million for the prior-year YTD. Piping Systems sales increased 76% or $53 million due to the previously mentioned projects in Saudi Arabia. Filtration Products decreased by $11 million due primarily to reduced domestic demand for fabric filter bags. In the near term, the Company expects fourth quarter revenue to be lower than the third quarter as orders are filled at a moderated pace relative to the unusually fast pace of recent quarters.

Gross profit approximately doubled to $43 million YTD from $23 million in the prior-year YTD due to increased sales in Piping Systems.

General and administrative expenses increased 19% to $20.8 million YTD from $17.5 million in the prior-year YTD. Improved performance led to increased incentive compensation expense partially offset by reduced health insurance costs.

Net income was $22.9 million YTD compared to a net loss of $3 million in the prior-year YTD. Income rose due to the asset sale of Thermal Care, Inc., and the previously mentioned improvement in gross profit primarily related to Piping Systems.

Piping Systems
Current quarter vs. prior-year quarter

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

Net sales increased 60% to $42.3 million in the current quarter from $26.5 million in the prior-year quarter. The increase was attributed to the previously mentioned projects in Saudi Arabia and domestic oil and gas projects underway during the quarter.

Gross margin increased to 35% of net sales in the current quarter from 23% of net sales in the prior-year quarter. Gross profit increased due to higher volume produced at the Saudi Arabian and U.A.E. piping facilities.

Operating expenses increased to $5.3 million in the current quarter from $3.5 million in the prior-year quarter. General and administrative expense increased to $4.2 million or 10% of net sales in the current quarter from $2.5 million or 9% of net sales in the prior-year quarter due to incentive compensation expense rising in connection with increased profits.

YTD vs. prior-year YTD

The manufacturing facility in Dammam, Saudi Arabia was established in April 2012. YTD net sales of $121.8 million increased 76% from $69.1 million in the prior-year YTD. The increase was attributed to the projects in Saudi Arabia and a rise in sales of domestic oil and gas products.

Gross margin rose to 29% of net sales YTD from 21% of net sales in the prior-year YTD. Gross profit increased due to higher volume produced at the Middle East facilities. Additionally domestic activities in the first quarter had favorable product mix resulting in improved margins.

General and administrative expenses decreased as a percentage of net sales to 8.8% YTD from 10.5% for in the prior-year YTD. The dollar increase to $10.7 million from $7.3 million was related to incentive compensation expense associated with improved earnings partially offset by reduced health insurance costs.

Selling expenses as a percentage of net sales decreased to 3% YTD from 4.1% for in the prior-year YTD. The dollar increase to $3.8 million from $2.8 million was due to higher commission expense as a result of additional sales.

Filtration Products
Current quarter vs. prior-year quarter

Net sales decreased 24% to $15.7 million in the current quarter from $20.7 million in the prior-year quarter primarily due to reduced domestic demand for fabric filter bags. Gross profit decreased 15.4% to $2.2 million from $2.6 million due to product mix as the market is shifting to cartridge filters instead of fabric filter bags. In response to lower demand for fabric filter bags, the Company has reduced its workforce. Over the past year, the Company has implemented many initiatives to resize the fabric filter business and lower manufacturing costs in all plants, which contained the quarterly operating loss for Filtration Products even as revenue declined. The Company continues to work hard on margin and expense controls to -strengthen this segment.

Operating expenses decreased to $2.6 million in the current quarter from $3 million in the prior-year quarter. The decrease was due to expense reduction initiatives implemented in the previous quarter.

YTD vs. prior-year YTD

YTD net sales decreased 18% to $51.6 million from $63 million in the prior-year YTD. Sales declines were the result of lower market demand for domestic fabric filter bag products. YTD gross profit decreased slightly to $7.3 million from $8.3 million in the prior-year YTD due to lower sales volume offset by the aforementioned product mix. Gross profit as a percent of sales increased to 14.1% YTD from 13.2% in the prior-year YTD as a result of product mix, overhead reductions and productivity improvements.

Operating expenses decreased 12.5% to $7.7 million YTD from $8.8 million in the prior-year YTD. The decrease was due to reduced health insurance costs, decreased commission expense due to lower sales and staffing reductions. This decrease was partially offset by a one-time pension expense resulting from the freezing of the defined benefit pension plan.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses increased to $2.5 million in the current quarter from $2 million in the prior-year quarter due to an increase in incentive compensation expense in connection with improved earnings in the current quarter.

Net interest expense was $0.2 million in the current quarter versus $0.5 million in the prior-year quarter due to a reduction in borrowings relative to the prior-year quarter.

YTD vs. prior-year YTD

General and administrative expenses decreased to $6.7 million or 4% of consolidated net sales YTD from $6.5 million or 4.9% of consolidated net sales in the prior-year YTD. This decrease was due to lower audit, tax consulting and other professional service expenses and reduced health insurance costs partially offset by increased incentive compensation expense.

YTD net interest expense remained constant at $1.1 million.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was (0.7)% for the nine months ended October 31, 2013, which was affected primarily by the $0.7 million release of the full valuation allowance related to the Company's deferred tax assets in Saudi Arabia. Discontinued operations included $1.9 million in tax expense related to the asset sale of Thermal Care, Inc., a subsidiary. Under GAAP accounting, this reflects the reduction of the valuation allowance related to the deferred tax asset established from the net operating loss ("NOL") carryforward. The Company remains in an NOL carryforward position. The year-to-date tax benefit from continuing operations reflects a $1.6 million domestic benefit from certain intra-period tax allocation requirements. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Discontinued operations and Note 4 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2013 were $11 million compared to $7 million at January 31, 2013. At October 31, 2013, $2.3 million was held in the U.S. and $8.2 million was held at the foreign subsidiaries. The Company's working capital was $54 million on October 31, 2013 compared to $35 million on January 31, 2013. Piping Systems' net sales more than doubled from the fourth quarter in 2012, causing the Saudi Arabian subsidiary's accounts receivable to increase $24 million. Net cash used in operating activities during the first nine months of 2013 was $10 million compared to $1.6 million during the first nine months of 2012. The Company does not believe that it will be necessary to repatriate investments in subsidiaries held outside of the U.S.

Net cash provided by investing activities for the nine months ended October 31, 2013 was $13.4 million. On April 30, 2013, the Company completed an asset sale of Thermal Care, Inc., a subsidiary, for $15 million cash and $1.1 million, which is held in escrow until May 1, 2014. This subsidiary and others included in discontinued operations did not have a significant impact on cashflow. The proceeds from the sale paid down a portion of the debt under the Loan Agreement.

Debt totaled $40.9 million at October 31, 2013, a net decrease of $1.1 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 10 Debt". Net cash used in financing activities was $0.3 million for the nine months ended October 31, 2013.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At October 31, 2013, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin of 0.50 in effect plus prime rate; or (b) a margin of 2.75 in effect plus the LIBOR rate for the corresponding interest period. As of October 31, 2013, the Company had borrowed $12 million at prime and LIBOR rates and had $9 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At October 31, 2013, the amount of such restricted cash was $2.0 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At October 31, 2013, the Company was in compliance with the covenant under the credit arrangement. Interest rates are as follows 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company

's interest rates range from 3.5% to 6%. At October 31, 2013, borrowings under these credit arrangements totaled $9 million; an additional $17.4 million remained unused.

On April 27, 2010, the Company obtained a loan with no maturity date in the amount of $2 million collateralized by the cash surrender value of insurance policies on the lives of key executive officers. The loans carried interest at a rate of 4.25% and required interest only payments annually. At January 31, 2013, the balance was $1.8 million. In October 2013, the loan was paid down, and the remaining loan balance of $64 thousand was paid in November 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2013 contained in the Company's most recent annual report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2013 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended October 31, 2013 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	December 9, 2013	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 9, 2013	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)