Form 10-K
period 2014-01-31
MFRI INC
filed 2014-04-15
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $67,524,506 based on the closing sale price of $10.84 per share as reported on the NASDAQ Global Market on July 31, 2013.
The number of shares of the registrant's common stock outstanding at April 7, 2014 was 7,173,037.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III.

MFRI, Inc.
FORM 10-K
For the fiscal period ended January 31, 2014

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

Available Information

The Company files with and furnishes to the SEC, reports including annual meeting materials, Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website, www.mfri.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC. The information on the Company's website is not part of this Annual Report on Form 10-K and is not incorporated into this or any other filings by the Company with the SEC.

Item 1. BUSINESS

MFRI, Inc., collectively with its subsidiaries ("MFRI", "Company" or "Registrant"), is engaged in the manufacture and sale of products in two reportable segments: Piping Systems and Filtration Products. The Company's fiscal year ends on January 31. Years and balances described as 2013 and 2012 are the fiscal years ended January 31, 2014 and 2013, respectively. In the year ended January 31, 2014, one customer accounted for 10.6% of the Company's net sales.

MFRI, Inc.'s Operating Units

Piping Systems	Filtration Products
Perma-Pipe, Inc.	Midwesco Filter Resources, Inc.
Niles, IL	Winchester, VA
New Iberia, LA	TDC Filter Manufacturing, Inc.
Lebanon, TN	Bolingbrook, IL
Perma-Pipe Middle East FZC	Nordic Air Filtration A/S
Fujarah, United Arab Emirates	Nakskov, Denmark
Perma-Pipe Saudi Arabia, LLC
Dammam, Kingdom of Saudi Arabia
Perma-Pipe India Pvt. Ltd
Gandidham, India
Bayou Perma-Pipe Canada, Ltd.
Alberta, Canada

All operating units shown are, directly or indirectly, wholly owned by MFRI except Bayou Perma-Pipe Canada, Ltd., which is owned 49% by MFRI and 51% by an unrelated party.

Piping Systems

Products and services. The Company engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Piping Systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution to multiple locations from central energy plants,

(iii) subsea oil and gas gathering flow and (iv) above ground long lines for oil and mineral transportation. The leak detection and location systems are sold with some of its piping systems and also on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Piping Systems frequently engineers and custom fabricates to job site dimensions and incorporates provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the piping systems are produced for underground installations and, therefore, require trenching, which is done by unaffiliated installation contractors.

The Piping Systems segment is based on large discrete projects, and domestic Piping Systems is seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Piping Systems."

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

Intellectual property. The Company owns several patents covering its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard®, Multi-Therm®, Ultra-Therm®, Cryo-Gard™, Sleeve-Gard®, Electro-Gard® and Sulphur-Therm™. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm™, Cryo-Gard™, Electro-Gard™, Pal-AT®, Permalert™, Perma-Pipe®, Polytherm®, Ric-Wil®, Sleeve-Gard™ and Xtru-therm®.

Raw materials. Basic raw materials used in production are pipes and tubes made of carbon steel, alloy, copper, ductile iron, plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies and sources of availability of these needed raw materials.

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

Over the past three years, Filtration Products supplied filter elements to more than 4,000 user locations. The Company has particular expertise in supplying filter bags for use with electric arc furnaces in the steel industry. The Company believes its production capacity and quality control procedures make it a leading supplier of filter bags to large users in the electric power industry. Orders from the electric power industry tend to be substantial in size, but are usually at lower margins than other industries.

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

The Company markets its U.S. manufactured Filtration Products internationally using domestically based sales resources to target major users in foreign countries. The Denmark filtration facility markets pleated filter elements under the name Nordic Filtration throughout Europe, Asia and the Middle East, primarily to original equipment manufacturers.

Intellectual property. The Company owns the following trademarks covering Filtration Products: Seamless Tube®, Leak Seeker®, Prekote®, We Take the Dust Out of Industry®, Pleatkeeper®, Pleat Plus® and EFC®. The trademarks are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if trademark protection were not available.

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

Government regulation. The sale of filtration products is influenced by governmental regulation of air pollution at the federal and state levels. The regulatory standards are implemented by each state individually. Emission standards are continually becoming more stringent and this drives the requirements for product performance. End users' success in securing delay in implementing required regulation reduces demand for fabric products.

Employees

As of February 28, 2014, the Company had 1,013 full-time employees, of whom 55% worked outside the U.S.

International

The Company's international operations as of January 31, 2014 include subsidiaries and a joint venture in five foreign countries on three continents. The Company's international operations contributed approximately 49.6% of revenue in 2013 and 24.1% of revenue in 2012.

Refer to the Business descriptions on pages 1 through 4 above and Note 1 - Business and segment information in the Notes to Consolidated Financial Statements for additional information on international activities. International operations are subject to risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2014:

Name	Offices and positions, if any, held with the Company; age	Executive officer of the Company or its predecessor since
Bradley E. Mautner	Director, President and Chief Executive Officer; Age 58	1994

Karl J. Schmidt	Vice President and Chief Financial Officer; Age 60	2013

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 57	2013

Fati A. Elgendy	President and Chief Operating Officer, Perma-Pipe; Age 65	1990

Stephen C. Buck	President, Midwesco Filter; Age 65	2007
All of the executive officers serve at the discretion of the Board of Directors.

Bradley E. Mautner, Chief Executive Officer since February 2013. President since December 2004; Chief Operating Officer from December 2004 to January 2013; Executive Vice President from December 2002 to December 2004;Vice President from December 1996 through December 2002; Director since 1994.

Karl J. Schmidt, Appointed Vice President and Chief Financial Officer in January 2013. From 2010 to 2012, Mr. Schmidt served as the Chief Financial Officer of Atkore International (previously Tyco Electrical and Metal Products), a manufacturer of steel pipe and tube products, electrical conduits, cable, and cable management systems. From 2002 to 2009, Mr. Schmidt served as the Executive Vice President and Chief Financial Officer of Sauer-Danfoss, Inc., a global manufacturer of hydraulic, electrical, and electronic components and solutions for off-road vehicles.

Wayne Bosch, Appointed Vice President and Chief Human Resources Officer December 2013. From 2010 to 2012, Mr. Bosch was Vice President of Human Resources at Pactiv, a $4 billion global manufacturer and distributor of food packaging products. Prior to Pactiv, he lead the human resource activities at the North American segment of Barilla America, a $6.3 billion global pasta, sauces and bakery manufacturer and was the Chief Human Resources Officer for water filtration leader Culligan International.

Fati A. Elgendy, President and Chief Operating Officer of Perma-Pipe since March 1995.

Stephen C. Buck, President of Midwesco Filter since May 2013. President of Thermal Care, a subsidiary of the Company whose assets were sold in April 2013, from October 2007 to April 2013.

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

Economic factors. If the economy experienced a severe and prolonged downturn it could adversely impact all of the Company's businesses, directly or indirectly. Downturns in such general economic conditions can significantly affect the business of our customers, which in turn affects demand, volume, pricing, and operating margin for our services and products. A downturn in one or more of our significant markets could have a material adverse effect on the Company's business, results of operations or financial condition. Because economic and market conditions vary within the Company's segments, the Company's performance by segment will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices. Failure to successfully manage any of these risks could have an adverse impact on the Company's financial position, results of operations and cash flow.

Project Cycles. As the Piping Systems segment is based on large discrete projects, operating results could be negatively impacted in the future as a result of large swings in variations in levels of production.

Customer access to capital funds. Uncertainty about current economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company's products. The continuing decrease in federal and state spending on projects using the Company's products has significantly decelerated government funded construction activity in the U.S., negatively impacting sales volume at the Company's domestic facilities.

Risks related to international business. International sales represent a significant and increasing portion of the Company's total sales. During 2013, the Company's international sales increased from 24.1% to 49.6% and includes sales to one customer for 10.6%. The Company anticipates growth and profitability may involve maintaining current international sales and may involve further international expansion. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

Government regulation. Demand for the Company's leak detection and location and secondary containment piping systems is driven by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates have increased the demand for the Company's leak detection and location and secondary containment piping systems. Filtration products, to a large extent, are dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act. Although changes in such environmental regulations could significantly alter the demand for the Company's products and services, the Company does not believe such a change is likely to decrease demand in the foreseeable future.

Financing. If there were an event of default under the Company's current revolving credit facilities, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that the assets or cash flow would be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's revolving credit facility may limit management's discretion by restricting options such as:

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

Competition. The businesses in which the Company is engaged are highly competitive. Many of the competitors are larger and have more resources. Additionally, many of the Company's products are also subject to competition from alternative technologies and alternative products. In periods of declining demand, the Company's fixed cost structure may limit ability to cut costs, which may be a competitive disadvantage compared to firms with lower cost structures, or may result in reduced operating margins and operating losses.

Suppliers. To the extent the Company relies upon a single source for key components of several of its products, the Company believes there are alternate sources available for such components; however, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms.

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

Rapid growth of business. Expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

•	strain on working capital;

•	diversion of management from other activities, which could impair the operation of existing businesses;

•	failure to successfully integrate the acquired businesses or facilities into existing operations;

•	inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of the acquired business or facility;

•	exposure to unanticipated liabilities; and

•	failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including the general economic risk, the Company may not be able to realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments.

Percentage-of-completion revenue recognition. All divisions recognize revenues under the stated revenue recognition policy except for sizable complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Regulatory and legal requirements. As a public company, the Company is required to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Keeping informed of and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, Dodd-Frank Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources. Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2.    PROPERTIES     Principal properties at January 31, 2014:
Piping Systems

Illinois	Owned production facilities and office space	16,800 square feet
Louisiana	Owned production facilities and leased land	30,000 square feet on approximately 8 acres
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Joint venture owned production facilities and office space	87,160 square feet on approximately 128 acres
India	Leased production facilities, office space and land	33,700 square feet on approximately 4.5 acres
Kingdom of Saudi Arabia	Owned production facilities on leased land	91,000 square feet on approximately 21 acres
United Arab Emirates	Leased office space and production facilities on leased land	156,800 square feet on approximately 24 acres

Filtration Products

Illinois	Bolingbrook - owned production facilities and office space	101,500 square feet on 5.5 acres
	Cicero - owned production facilities and office space, currently idle	130,700 square feet on 2.8 acres
Virginia	Owned production facilities	97,500 square feet on 5.0 acres
	Leased office space	6,000 square feet
Denmark	Owned production facilities and office space	69,800 square feet on 3.5 acres

The Company's principal executive offices, which occupy approximately 23,400 square feet of space in Niles, Illinois, are owned by the Company. The Company believes its properties and equipment are well maintained and in good operating condition and that productive capacities will be adequate for present and currently anticipated needs.

The Company has several significant operating lease agreements as follows:

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030 and an additional ten acres of land is leased through 2031.

•
Land for production facilities in the United Arab Emirates, ("U.A.E.") of approximately 80,200 square feet is leased until June 30, 2030. Office space and land for production facilities of approximately 37,700 square feet in the U.A.E. is leased until July 2032.

•	Office space of approximately 6,000 square feet in Virginia is leased through August 31, 2015.

For further information, see Note 7 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS - The Company had no material pending litigation.

Item 4.    MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's fiscal year ends on January 31. Years and balances described as 2013 and 2012 are the fiscal years ended January 31, 2014 and 2013, respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI". The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2013 and 2012.

	High	Low
Fiscal 2013
First Quarter	$7.55	$6.02
Second Quarter	11.39	6.99
Third Quarter	12.08	9.87
Fourth Quarter	16.45	11.19
Fiscal 2012
First Quarter	8.14	7.00
Second Quarter	7.38	6.75
Third Quarter	7.00	5.34
Fourth Quarter	6.14	4.82

As of March 17, 2014, there were 65 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's line of credit agreement does not permit the payment of dividends. For further information, see "Financing" in Item 7 and Note 6 - Debt, in the Notes to Consolidated Financial Statements.

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

Equity Compensation Plan Information

The following table provides information regarding the number of shares of Common Stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2014.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)
Equity compensation plans approved by stockholders	775,775	$11.69	805,821

(1) The amounts shown in columns (a) and (b) of the above table do not include 28,891 outstanding deferred stock units granted under the Company's Deferred Stock Purchase Plan and the 2013 Omnibus Stock Incentive Plan as amended June 14, 2013 ("Omnibus Plan").

On June 20, 2013, the stockholders approved the Omnibus Plan and on July 30, 2013, the Company filed a Form S-8 registration statement to register 750,000 shares under the Omnibus Plan. In conjunction with the approval of the Omnibus Plan, no further awards may be granted under the Company's 2009 Non-Employee Directors Stock Option Plan. No award will be granted under the Omnibus Plan after June 13, 2023.

ITEM 6. SELECTED FINANCIAL DATA - Not applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained under the caption MD&A and other information contained elsewhere in this Annual Report on Form 10-K, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the heading Item 1A. Risk Factors.

CONSOLIDATED RESULTS OF OPERATIONS

	January 31,
Consolidated Backlog ($ in thousands):	2014	2013
Piping Systems *	$60,555	$89,508
Filtration Products **	22,938	25,834
Total	$83,493	$115,342
* approximately 100% is expected to be completed in 2014
**approximately 78% is expected to be completed in 2014.

MFRI, Inc. is engaged in the manufacture and sale of products in two reportable segments: Piping Systems and Filtration Products. As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

The analysis presented below and discussed in more detail throughout the MD&A was organized to provide instructive information for understanding the business going forward. However, this discussion should be read in conjunction with the Consolidated Financial Statements in Item 8 of this report, including the notes thereto and the risk factors contained herein. An overview of the segment results is provided in Note 1 - Business and segment information, in the Notes to Consolidated Financial Statements.

On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $16.3 million cash, of which $1.1 million is held in escrow until May 1, 2014. The acquiring company has signed a three-year lease for the office space and production facilities occupied by Thermal Care. These operations were previously reported as Industrial Process Cooling. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. In October 2013, the Company decided to sell its remaining industrial process business in Denmark. This business was sold on February 28, 2014 and was previously reported as Industrial Process Cooling. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. Income from discontinued operations net of tax was $8.2 million and $2.3 million for the years ended January 31, 2014 and 2013, respectively.

2013 Compared to 2012

Net sales were $226.8 million in 2013, an increase of 34% from $168.8 million in 2012. Piping Systems sales increased 77% or $68.8 million compared to the prior-year due to sales growth in Saudi Arabia and the U.A.E. for major projects, such as expanding the Grand Mosque in Mecca and the King Abdul-Aziz International Airport in Jeddah, and a significant domestic oil and gas project. Filtration Products sales decreased by $10.7 million due primarily to reduced domestic demand for fabric filter bag products.

Gross profit increased 90% to $52.2 million in 2013 from $27.5 million in 2012 mainly due to the sales increase in Piping Systems. Filtration Products' gross profit decreased 14.6% to $10.5 million in 2013 from $12.5 million in 2012 resulting from the decline in sales.

Operating expenses increased 7.8% to $39.1 million from $36.3 million. Improved performance led to increased incentive compensation expense partially offset by reduced health insurance costs. In 2012, there was a non-cash $1.5 million charge to recognize the impairment of fixed assets in filtration products related to its idle manufacturing facility located in Cicero, Illinois.

The Company's worldwide effective income tax rates on continuing operations for 2013 and 2012 were negative 4.0% and negative 132.4%, respectively. In the fourth quarter of 2012, the Company recorded a full valuation allowance on domestic deferred tax assets. This resulted in a $13.9 million non-cash charge. For additional information, see the Income Tax section of the MD&A and see Note 8 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income rose to $21.0 million in 2013 compared to a net loss of $18.5 million in 2012 due to the asset sale of Thermal Care, Inc., the previously mentioned improvement in gross profit primarily related to Piping Systems and the full valuation allowance on domestic deferred tax assets recorded in 2012.

Piping Systems

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

($ in thousands)	2013	2012	% Increase
Net sales	$158,422	$89,664	76.7%

Gross profit	43,273	17,020	154.2%
Percentage of net sales	27%	19%

Income from operations	24,213	3,452	601%
Percentage of net sales	15.3%	3.8%

Net sales of $158.4 million increased 77% from $89.7 million in the prior-year. The increase is attributed to sales growth in Saudi Arabia and the U.A.E., for major projects, such as expanding the Grand Mosque in Mecca and the King Abdul-Aziz International Airport in Jeddah, and a significant domestic oil and gas project. In the fiscal year ended January 31, 2014, one customer accounted for 10.6% of the Company's net sales. In the fiscal year ended January 31, 2013, no customer accounted for 10.0% or more of the Company's net sales.

Gross margin increased to 27% of net sales from 19% of net sales in the prior-year. Gross profit more than doubled due to higher volumes produced at the Middle East facilities and the domestic oil and gas products.

General and administrative expenses decreased as a percentage of net sales to 8.8% in 2013 from 10.9% in the prior-year. The dollar increase to $14.0 million in 2013 from $9.8 million in 2012 was related to incentive compensation expense associated with improved earnings partially offset by reduced health insurance costs.

Selling expenses decreased as a percentage of net sales to 3.2% in 2013 from 4.2% in the prior-year. The dollar increase to $5.1 million from $3.8 million was due to additional staffing in the Middle East.

Filtration Products

The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was extremely competitive and therefore resulted in relatively low gross margins in all periods.

Filtration Products' demand is partially impacted by government regulation of air quality at the federal and state levels. The Company believes that growth in the sale of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act. Although there can be no assurance what the ultimate effect of the Clean Air Act will be on filtration products, the Company believes the Clean Air Act is likely to have a positive long-term effect on demand for the Company's filtration products and services.

($ in thousands)	2013	2012	% Decrease
Net sales	$68,413	$79,143	(13.6)%

Gross profit	8,942	10,474	(14.6)%
Percentage of net sales	13.1%	13.3%

(Loss) income from operations	(1,629)	(2,962)	(45.0)%
Percentage of net sales	(2.4)%	(3.7)%

Net sales decreased 13.6% to $68.4 million in 2013 from $79.1 million in 2012. Sales declines were the result of lower market demand for domestic fabric filter bag products due to significant decreases in coal fire power generation and steel industries' demand. Gross margin decreased slightly to 13.1% of net sales in 2013 from 13.3% of net sales in 2012. In the fourth quarter, Filtration Products recorded a $0.6 million inventory reserve for slow-moving and obsolete materials. Gross profit decreased 14.6% to $8.9 million in 2013 from $10.5 million in the prior-year due to lower sales volume offset by the aforementioned product mix. In response to lower demand for fabric filter bags, the Company has reduced its workforce. Over the past year, the Company has implemented many initiatives to resize the fabric filter business and lower manufacturing costs in all plants. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

General and administrative expense decreased to $4.6 million, or 6.8% of net sales, in 2013 from $6.5 million, or 8.2% of net sales, in 2012. The decrease was due to reduced health insurance costs and staffing reductions. This decrease was partially offset by a one-time pension expense resulting from the freezing of the defined benefit pension plan. In the fourth quarter of 2012, Filtration Products recorded a $1.5 million impairment on fixed assets relating to its idle manufacturing facility located in Cicero, Illinois.

Selling expense decreased to $5.9 million in 2013 from $6.9 million in 2012 due to reduction in staff. As a percentage of net sales, selling expense decreased to 8.7% in 2013 from 8.8% in 2012.

Corporate

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses increased 2% to $9.5 million in 2013 from $9.3 million in 2012. As a percentage of sales, it decreased to 4.2% from 5.5%. The spending increased in incentive compensation expense in connection with improved earnings partially offset by reduced health insurance costs.

Interest expense decreased to $1.9 million in 2013 from $2.0 million in 2012 due to a reduction in borrowings relative to the prior-year.

INCOME TAXES

The Company's worldwide effective tax rates ("ETR") were negative 4.0% and negative 132.4% in 2013 and 2012, respectively. The ETR in 2013 was less than the statutory U.S. federal income tax rate, mainly due to the mix of the U.A.E. earnings (loss) versus total earnings (loss) because the U.A.E. is not subject to any local country income tax. Additionally, the ETR in 2013 is impacted by the $1.2 million release of the full valuation allowance related to the Company's deferred tax assets in Saudi Arabia. As a result of two quarters of positive operating income as well as management's expectations of this subsidiary's profitability for the fiscal year 2013, the Company believes the second quarter of 2013 was the appropriate time to release the valuation allowance. The ETR in 2012 was less than the statutory U.S. federal income tax rate, primarily due to the full valuation allowance of $13.9 million recorded on the domestic deferred tax assets.

As of January 31, 2014, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

A reconciliation of the ETR to the U.S. Statutory tax rate is as follows:

	2013	2012
Statutory tax rate	34.0%	34.0%
Valuation allowance for domestic deferred tax assets	—%	(144.4)%
Valuation allowance for state deferred tax assets	—%	(10.8)%
Differences in foreign tax rate	(24.8)%	(9.1)%
Foreign tax credit	—%	0.7%
Research tax credit	—%	0.5%
Valuation allowance for foreign NOLs	(9.8)%	(6.8)%
Nontaxable income from the Canadian joint venture	(1.5)%	5.2%
State taxes, net of federal benefit	(1.6)%	2.7%
All other, net expense	(0.3)%	(4.4)%
Effective income tax rate	(4.0)%	(132.4)%

For further information, see Note 8 - Income taxes, in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2014 were $13.4 million, compared to $7.0 million at January 31, 2013. At January 31, 2014, $0.2 million was held in the U.S. and $13.2 million was held in the foreign subsidiaries. The Company's working capital was $47.6 million at January 31, 2014 compared to $35.1 million at January 31, 2013. Piping Systems' net sales increased 77% from the prior-year, causing the Saudi Arabian subsidiary's accounts receivable to increase $19.6 million. Cash provided by operations in 2013 was $6.4 million compared to $5.3 million in 2012. The Company does not believe that it will be necessary to repatriate equity held outside of the U.S.

Net cash provided by investing activities in 2013 was $12.4 million. On April 30, 2013, the Company completed an asset sale of Thermal Care, Inc., a subsidiary, for $16.3 million cash, of which $1.1 million is held in escrow until May 1, 2014. This subsidiary and others included in discontinued operations did not have a significant impact on cashflow. The proceeds from the sale paid down a portion of the debt under the Loan Agreement (as defined below). The Company estimates that capital expenditures for 2014 will be approximately $7.4 million, of which the Company may finance capital expenditures through real estate mortgages, equipment financing loans, internally generated funds and its revolving line of credit. The majority of such expenditures relates to Piping Systems.

Debt totaled $31.7 million at January 31, 2014, a decrease of $9.2 million since January 31, 2013. Net cash used in financing activities was $11.7 million. For additional information, see Note 6 - Debt, in the Notes to Consolidated Financial Statements. Other long-term liabilities of $2.2 million were composed primarily of accrued pension cost and deferred compensation.

The following table summarizes the Company's estimated contractual obligations at January 31, 2014.

($ in thousands)		Year Ending January 31,
Contractual obligations	Total	2015	2016	2017	2018	2019	Thereafter
Revolving line domestic (1)	$6,951	$—	$—	$6,951	$—	$—	$—
Mortgages (2)	15,045	895	894	892	4,054	618	7,692
Revolving line foreign (3)	5,363	5,363	—	—	—	—	—
Term loans (4)	6,524	2,257	1,881	1,760	626	—	—
Subtotal	33,883	8,515	2,775	9,603	4,680	618	7,692
Capitalized lease obligations	2,288	705	724	678	157	24	—
Operating lease obligations (5)	9,199	2,211	1,567	1,378	1,274	1,243	1,526
Projected pension contributions (6)	3,665	335	348	345	366	364	1,907
Deferred compensation (7)	6,698	189	6,509	—	—	—	—
Employment agreements (8)	101	—	—	—	—	—	101
Contractual obligations of discontinued operations (8)	45	45	—	—	—	—	—
Uncertain tax position obligations (10)	189	—	—	—	—	—	189
Total	$56,068	$12,000	$11,923	$12,004	$6,477	$2,249	$11,415
Notes to contractual obligations table

(1)
Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt at January 31, 2014, and the weighted average interest rate of 3.86% on that debt, such interest was being incurred at an annual rate of approximately $0.4 million.

(2)	Scheduled maturities, including interest.

(3)	Scheduled maturities of foreign revolver line, including interest.

(4)
Term loan obligations exclude floating rate interest on term loan with a January 31, 2014 balance of $0.2 million. Based on the amount of such debt as of January 31, 2014, and the weighted average interest rate of 4.21% on that debt, such interest was being incurred at an annual rate of approximately $17 thousand.

(5)	Minimum contractual amounts, assuming no changes in variable expenses.

(6)	Includes estimated future benefit payments.

(7)
Non-qualified deferred compensation plan - The Company has a Supplemental Retirement and Deferred Compensation Plan ("Supplemental Plan"), pursuant to which key employees deferred compensation. Refer to Note 9 - Retirement plans, in the Notes to Consolidated Financial Statements.

(8)	Refer to the proxy statement for a description of compensation plans for Named Executive Officers.
(9) Included payments for other liabilities.
(10) Refer to Note 8 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (as amended, "Loan Agreement"). Under the terms of the Loan Agreement, which matures on November 30, 2016, the Company can borrow up to $25.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and certain investments, do not permit payment of dividends, and require attainment of specific levels of profitability and cash flows when reaching certain levels of availability. At January 31, 2014, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect of 0.25 in effect plus prime rate; and/or (b) a margin of 2.25 in effect plus the LIBOR rate for the corresponding interest period. As of January 31, 2014, the Company had borrowed $7.0 million at prime and LIBOR rates and had $13.0 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may o nly be used to pay the debt under the Loan Agreement. At January 31, 2014, the amount of such restricted cash was $0.05 million. Cash required for operations is provided by draw-downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At January 31, 2014, the Company was in compliance with the covenants under the credit arrangement. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6.0%. At January 31, 2014, the Company can borrow under these credit arrangements $20.5 million. The Company borrowed $5.4 million and had $15.5 million available under these credit arrangements.

On April 27, 2010, the Company obtained a loan with no maturity date in the amount of $2.0 million, collateralized by the cash surrender value of insurance policies on the lives of key executive officers. The loans carried interest at a rate of 4.25% and required interest only payments annually. At January 31, 2013, the balance was $1.8 million. In 2013, the loan was paid in full.

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

Revenue recognition. The Company recognizes revenues, including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the seller's price to the buyer is fixed or determinable, and (iii) collectability is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

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

New accounting pronouncements. See Recent accounting pronouncements in Note 2 - Significant accounting policies, in the Notes to Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2014 and 2013 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2014 to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2014, based on criteria in the COSO Report.

Item 9B.    OTHER INFORMATION - On April 10, 2014, the Board of Directors terminated the Supplemental Plan and the Deferred Stock Purchase Plan. Refer to Note 9 - Retirement plans, in the Notes to Consolidated Financial Statements

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

Item 14.    PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2014 annual meeting of stockholders.

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

We have audited the accompanying consolidated balance sheets of MFRI Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois
April 15, 2014

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve months ended January 31,
(In thousands, except per share data)	2014	2013

Net sales	$226,835	$168,807
Cost of sales	174,620	141,313
Gross profit	52,215	27,494

Operating expenses:
General and administrative expense	28,116	25,580
Selling expense	11,016	10,734
Total operating expenses	39,132	36,314

Income (loss) from operations	13,083	(8,820)

Income from joint venture	528	1,386

Interest expense, net	1,311	1,498
Income (loss) from continuing operations before income taxes	12,300	(8,932)

Income tax (benefit) expense	(493)	11,825

Income (loss) from continuing operations	12,793	(20,757)

Income from discontinued operations, net of tax	8,234	2,272

Net income (loss)	$21,027	($18,485)

Weighted average common shares outstanding
Basic	7,028	6,922
Diluted	7,096	6,922

Earnings (loss) per share from continuing operations
Basic	$1.82	($3.00)
Diluted	$1.80	($3.00)
Earnings per share from discontinued operations
Basic	$1.17	$0.33
Diluted	$1.16	$0.33
Earnings (loss) per share
Basic	$2.99	($2.67)
Diluted	$2.96	($2.67)

See accompanying Notes to Consolidated Financial Statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Twelve months ended January 31,
	2014	2013

Net income (loss)	$21,027	($18,485)

Other comprehensive income (loss)
Currency translation adjustments, net of tax	(1,268)	(251)
Minimum pension liability adjustment, net of tax	682	112
Interest rate swap, net of tax	151	(6)
Other comprehensive loss	(435)	(145)

Comprehensive income (loss)	$20,592	($18,630)
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except per share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$13,395	$7,034
Restricted cash	439	725
Trade accounts receivable, less allowance for doubtful accounts of $194 at January 31, 2014 and $290 at January 31, 2013	45,659	23,278
Inventories, net	33,547	37,529
Assets held for sale	1,223	10,218
Prepaid expenses and other current assets	5,353	3,932
Costs and estimated earnings in excess of billings on uncompleted contracts	1,476	1,630
Total current assets	101,092	84,346
Property, plant and equipment, net of accumulated depreciation	42,541	45,582
Other assets
Deferred tax assets - long-term	1,667	1,358
Note receivable from joint venture	4,659	5,200
Investment in joint venture	6,550	6,022
Cash surrender value on life insurance policies	3,110	2,946
Other assets	2,363	2,408
Assets held for sale long-term	914	1,253
Patents, net of accumulated amortization	373	373
Total other assets	19,636	19,560
Total assets	$163,269	$149,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,276	$18,740
Commissions and management incentives payable	9,235	2,723
Accrued compensation and payroll taxes	5,254	4,361
Current maturities of long-term debt	8,274	5,384
Customers' deposits	7,372	7,030
Liabilities held for sale	527	7,531
Other accrued liabilities	1,842	1,735
Billings in excess of costs and estimated earnings on uncompleted contracts	2,222	985
Deferred tax liabilities - current	889	687
Income tax payable	2,593	34
Total current liabilities	53,484	49,210
Long-term liabilities
Long-term debt, less current maturities	23,469	35,579
Deferred compensation liabilities	6,509	5,670
Liabilities held for sale long-term	968	1,485
Other long-term liabilities	2,203	3,289
Total long-term liabilities	33,149	46,023
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,169 issued and outstanding January 31, 2014 and 6,924 issued and outstanding January 31, 2013	72	69
Additional paid-in capital	52,144	50,358
Retained earnings	25,580	4,553
Accumulated other comprehensive loss	(1,160)	(725)
Total stockholders' equity	76,636	54,255
Total liabilities and stockholders' equity	$163,269	$149,488
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2012	$69	$49,828	$23,038	($580)	$72,355

Net loss			(18,485)		(18,485)
Stock options exercised	—	35			35
Stock-based compensation		484			484
Excess tax benefit from stock options exercised		11			11
Interest rate swap				97	97
Pension liability adjustment				466	466
Foreign currency translation adjustment				(263)	(263)
Tax benefit on above items				(445)	(445)
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Net income			21,027		21,027
Stock options exercised	3	1,585			1,588
Stock-based compensation expense		196			196
Deferred shares issued		5			5
Interest rate swap				151	151
Pension liability adjustment				966	966
Foreign currency translation adjustment				(1,269)	(1,269)
Tax benefit on above items				(283)	(283)
Total stockholders' equity at January 31, 2014	$72	$52,144	$25,580	($1,160)	$76,636

Common stock shares	2013	2012
Balance beginning of year	6,924,084	6,912,771
Shares issued	244,453	11,313
Balance end of year	7,168,537	6,924,084

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months ended January 31,
($ in thousands)	2014	2013
Operating activities
Net income (loss)	$21,027	($18,485)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	5,785	5,806
Gain on disposal of discontinued operations	(11,449)	—
Impairment on fixed assets	—	1,520
Deferred tax (benefit) expense	(3,190)	12,594
Income from joint venture	(528)	(1,386)
Stock-based compensation expense	196	484
Cash surrender value on life insurance policies	(164)	(163)
Provision on uncollectible accounts	419	114
Loss on disposal of fixed assets	328	64
Changes in operating assets and liabilities
Accounts payable	(4,438)	2,908
Accrued compensation and payroll taxes	6,026	(844)
Inventories	8,608	(2,080)
Customers' deposits	(198)	5,138
Income taxes receivable and payable	2,564	(384)
Prepaid expenses and other current assets	(619)	563
Accounts receivable	(18,592)	204
Costs and estimated earnings in excess of billings on uncompleted contracts	1,110	34
Notes receivable	331	—
Other assets and liabilities	(816)	(740)
Net cash provided by operating activities	6,400	5,347
Investing activities
Net proceeds from sale of discontinued operations	15,172	—
Capital expenditures	(2,761)	(5,360)
Loan to joint venture	—	(989)
Proceeds from sales of property and equipment	16	95
Net cash provided by (used in) investing activities	12,427	(6,254)
Financing activities
Proceeds from debt	83,530	194,035
Payments of debt on revolving lines of credit	(85,490)	(185,659)
Payments of other debt	(7,643)	(4,025)
Decrease in drafts payable	(3,125)	(8)
Payments on capitalized lease obligations	(603)	(591)
Stock options exercised and deferred shares issued	1,592	35
Tax benefit of stock options exercised	—	11
Net cash (used in) provided by financing activities	(11,739)	3,798
Effect of exchange rate changes on cash and cash equivalents	(727)	(66)
Net increase in cash and cash equivalents	6,361	2,825
Cash and cash equivalents - beginning of period	7,034	4,209
Cash and cash equivalents - end of period	$13,395	$7,034
Supplemental cash flow information
Interest paid	$1,958	$2,314
Income taxes paid	409	200
Fixed assets acquired under capital leases	107	569
Funds held in escrow related to the sale of Thermal Care, Inc. assets	1,125	—
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2014 and 2013
(Tabular dollars in thousands, except per share data)

Note 1 - Business and segment information

MFRI, Inc. ("MFRI", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. MFRI is engaged in the manufacture and sale of products in two distinct segments: Piping Systems and Filtration Products.

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2013 and 2012 are the fiscal years ended January 31, 2014 and 2013, respectively.

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

In the fiscal year ended January 31, 2014, one customer in Piping Systems accounted for 10.6% of the Company's net sales. In the fiscal year ended January 31, 2013, no customer accounted for 10.0% or more of the Company's net sales. At January 31, 2014, one customer in Piping Systems accounted for 24.5% of accounts receivable.

Segment information was as follows:

	2013	2012
Net sales
Piping Systems	$158,422	$89,664
Filtration Products	68,413	79,143
Total net sales	$226,835	$168,807
Gross profit
Piping Systems	$43,273	$17,020
Filtration Products	8,942	10,474
Total gross profit	$52,215	$27,494
Income (loss) from operations
Piping Systems	$24,213	$3,452
Filtration Products	(1,629)	(2,962)
Corporate	(9,501)	(9,310)
Total income (loss) from operations	$13,083	$(8,820)

Segment assets
Piping Systems	$109,154	$83,944
Filtration Products	41,765	52,958
Corporate	12,350	12,586
Total segment assets	$163,269	$149,488
Capital expenditures
Piping Systems	$2,425	$4,206
Filtration Products	294	995
Corporate	42	159
Total capital expenditures	$2,761	$5,360
Depreciation and amortization
Piping Systems	$3,489	$3,344
Filtration Products	1,729	1,750
Corporate	567	712
Total depreciation and amortization	$5,785	$5,806
Interest expense, net
Piping Systems	$495	$226
Filtration Products	1,966	2,239
Corporate	(1,150)	(967)
Total interest expense, net	$1,311	$1,498
Impairment of fixed assets
Filtration Products	$0	$1,520

Geographic information. Net sales are attributed to a geographic area based on the destination of the product shipment. Sales to foreign customers was 57% in 2013 compared to 30% in 2012. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

	2013	2012
Net sales
United States	$97,311	$104,830
Middle East	94,500	24,631
Europe	14,933	16,324
Canada	7,591	9,771
India	773	6,317
Other Americas	6,915	2,317
Other	4,812	4,617
Total net sales	$226,835	$168,807

Long-lived assets
United States	$25,260	$26,952
Middle East	12,751	13,204
Denmark	4,020	4,445
India	510	981
Total long-lived assets	$42,541	$45,582

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

Shipping and handling. Shipping and handling costs are included in cost of sales, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

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

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss).

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $13.4 million and $7.0 million as of January 31, 2014 and 2013, respectively. The balance is primarily cash and cash equivalents at the foreign subsidiaries.

The Company has not experienced any losses as a result of its cash concentration. Consequently, no significant concentration of credit risk is considered to exist. Accounts payable included drafts payable of $0.2 million and $3.3 million as of January 31, 2014 and 2013, respectively.

Restricted cash. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2014, the amount of such restricted cash was $0.05 million and $0.4 million of restricted cash was held by a foreign subsidiary. At January 31, 2013, the amount of such restricted cash was $0.1 million and $0.6 million of restricted cash was held by a foreign subsidiary.

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S. collateral is not generally required. In the U.A.E. and Saudi Arabia, letters of credit are obtained for substantially all material orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentration of credit risk. The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world. In the fiscal year ended January 31, 2014, one customer in Piping Systems accounted for 10.6% of the Company's net sales. In the fiscal year ended January 31, 2013, no customer accounted for 10.0% or more of the Company's net sales. At January 31, 2014, one customer in Piping Systems accounted for 24.5% of accounts receivable.

Accumulated other comprehensive loss. Represents the change in equity from non-owner transactions and consisted of foreign currency translation, minimum pension liability and interest rate swaps.

	2013	2012
Equity adjustment foreign currency	($90)	$1,179
Minimum pension liability, gross	(1,513)	(2,479)
Interest rate swap, gross	(68)	(219)
Subtotal excluding tax effect	(1,671)	(1,519)
Tax effect of foreign exchange	12	12
Tax effect of minimum pension liability	482	765
Tax effect of interest rate swap	17	17
Total other comprehensive loss	($1,160)	($725)

Pension plan. The defined benefit plan that covered Winchester filtration hourly rated employees was frozen on June 30, 2013. The benefits are based on fixed amounts multiplied by years of service of retired participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. In the fourth quarter, Filtration Products recorded an additional $0.6 million inventory reserve for slow moving and obsolete materials.

	2013	2012
Raw materials	$27,330	$31,820
Work in process	2,855	2,333
Finished goods	4,311	4,051
Subtotal	34,496	38,204
Less allowances	949	675
Inventories, net	$33,547	$37,529

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization. Depreciation expense was approximately $5.8 million in 2013 and in 2012.

	2013	2012
Land, buildings and improvements	$36,535	$36,572
Machinery and equipment	50,793	49,919
Furniture, office equipment and computer systems	9,723	11,065
Transportation equipment	206	189
Subtotal	97,257	97,745
Less accumulated depreciation and amortization	54,716	52,163
Property, plant and equipment, net	$42,541	$45,582

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company has an idle facility in Cicero, Illinois that has not yet been sold and does not meet the criteria to be presented as held for sale as of January 31, 2014. In 2013, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable. Management determined that the carrying value of the idle facility was fully recoverable. For 2012, management identified recent sales data for similar facilities for sale in the area and analyzed the expected cash flows from different sales scenarios and determined that the carrying value of the idle facility was not fully recoverable. For 2012, management recorded an impairment loss of $1.5 million, to adjust the idle facility to its estimated recoverable amount.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if patent protection were not available. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.6 million as of January 31, 2014 and 2013. Accumulated amortization was approximately $2.23 million and $2.18 million as of January 31, 2014 and 2013, respectively. Future amortizations over the next five years ending January 31 will be $48,900 in 2014, $45,700 in 2015, $41,900 in 2016, $38,800 in 2017, $28,800 in 2018, and $168,400 thereafter.

Investment in joint venture. In October 2009, the Company invested $5.9 million, which consisted of $2.0 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Aegion Corporation. The joint venture completed an acquisition of Garneau, Inc.'s pipe coating and insulation facility and associated assets located in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market. In February 2012, the Company loaned $1.0 million to its Canadian joint venture to be used for capital expenditures.

The Company accounts for the investment in joint venture using the equity method. The financial results included in the Company's consolidated financial statements.

	2013	2012
Share of income from joint venture	$528	$1,386

The following information summarizes the joint venture financial data:

	2013	2012
Current assets	$13,034	$14,058
Noncurrent assets	17,093	19,442
Current liabilities	2,921	2,703
Noncurrent liabilities	14,837	18,274
Equity	12,369	12,523
Revenue	29,110	30,448
Gross profit	4,748	7,211
Income from continuing operations	2,619	3,380
Net income	1,078	2,680

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.7 million in 2013 and $2.2 million in 2012.

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

Net income (loss) per common share. Earnings per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding (basic). The year 2013 had net earnings. The year 2012 had net losses therefore, the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

Basic weighted average number of common shares outstanding	2013	2012
Basic weighted average number of common shares outstanding	7,028	6,922
Dilutive effect of stock options	68	—
Weighted average number of common shares outstanding assuming full dilution	7,096	6,922

Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	201	783
Canceled options during the year	(73)	(36)
Stock options with an exercise price below the average stock price	575	186

Equity-based compensation. The Company issues various types of stock-based awards to employees and directors: restricted stock, deferred stock and stock options. Compensation expense associated with restricted and deferred stock is based on the fair value of the common stock on the date of grant. Stock compensation expense for stock options is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of the Company's Common Stock; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

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

Recent accounting pronouncements. In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on the financial position, results of operations, or cash flows.

In September 2013, the Department of Treasury and Internal Revenue Service issued the final tangible property regulations on the capitalization of costs incurred for acquisitions, maintenance and improvements. The final regulations are effective for taxable years beginning on or after January 1, 2014. Early adoption is permissible for taxable years beginning on or after January 1, 2012. The Company is evaluating the effects of final regulations on its operating results and financial position.

The Company evaluated recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

Note 3 - Discontinued operations

On April 30, 2013, the Company sold most of the domestic assets of its subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $16.3 million cash, of which $1.1 million is held in escrow until May 1, 2014 and included in other assets on the consolidated balance sheet. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. In October 2013, the Company decided to sell its remaining industrial process business in Denmark. This business was sold on February 28, 2014. From October 2013 until it was sold, the business was operational and selling product. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. The January 31, 2013 Balance Sheet has been revised to reflect the separate amounts for assets and liabilities that were sold. Income from discontinued operations net of tax was $8.2 million and $2.3 million for the years ended January 31, 2014 and 2013, respectively.

Results of the discontinued operations were as follows:

	2013	2012
Net sales	$14,063	$43,210

Gain on disposal of discontinued operations	$11,082	$—
(Loss) income from discontinued operations	(28)	1,237
Income from discontinued operations before income taxes	11,054	1,237
Income tax expense (benefit)	2,820	(1,035)
Income from discontinued operations, net of tax	$8,234	$2,272

Components of assets and liabilities from discontinued operations consist of the following:

	2013	2012
Current assets
Cash and cash equivalents	$1	$1
Trade accounts receivable, net	595	4,564
Inventories, net	593	4,804
Other assets	34	849
Total current assets from discontinued operations	1,223	10,218
Property, plant and equipment, net of accumulated depreciation	551	819
Non-Current assets
Other assets	363	434
Total noncurrent assets from discontinued operations	914	1,253
Total assets from discontinued operations	$2,688	$12,290

Current liabilities
Trade accounts payable, accrued expenses and other	$492	$7,496
Current maturities of long-term debt	35	35
Total current liabilities from discontinued operations	527	7,531
Long-term liabilities	968	1,485
Total liabilities from discontinued operations	$1,495	$9,016

Note 4 - Retention

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $5.0 million and $1.1 million were included in the balance of trade accounts receivable as of January 31, 2014 and 2013, respectively.

Retention payable is the amount withheld by the Company until a contract is completed. There was no retention payables at January 31, 2014 and $0.4 million was included in the balance of trade accounts payable at January 31, 2013.

Note 5 - Costs and estimated earnings on uncompleted contracts

	2013	2012
Costs incurred on uncompleted contracts	$52,064	$39,556
Estimated earnings	18,915	13,861
Earned revenue	70,979	53,417
Less billings to date	71,725	52,772
Costs in excess of billings, net	($746)	$645
Balance sheet classification
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,476	$1,630
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,222)	(985)
Costs in excess of billings, net	($746)	$645

Note 6 - Debt

	2013	2012
Revolving line domestic	$6,951	$13,989
Mortgage notes	11,172	11,540
Revolving lines foreign	5,059	2,242
Term loans	6,494	10,608
Capitalized lease obligations (See Note 7 - Lease information)	2,067	2,584
Total debt	31,743	40,963
Less current maturities	8,274	5,384
Total long-term debt	$23,469	$35,579

The following table summarizes the Company's scheduled maturities at January 31,:

	Total	2015	2016	2017	2018	2019	Thereafter
Revolving line domestic	$6,951	$—	$—	$6,951	$—	$—	$—
Mortgages	11,172	380	395	410	3,590	374	6,023
Revolving line foreign	5,059	5,059	—	—	—	—	0
Term loans	6,494	2,241	1,874	1,757	622	—	0
Capitalized lease obligations	2,067	594	648	647	154	24	—
Total	$31,743	$8,274	$2,917	$9,765	$4,366	$398	$6,023

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution (as amended, "Loan Agreement"). Under the terms of the Loan Agreement, which matures on November 30, 2016, the Company can borrow up to $25.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Company granted a continuing lien upon the Company’s assets. The Loan Agreement covenants restrict debt, liens, and certain investments, do not permit payment of dividends, and require attainment of specific levels of profitability and cash flows. At January 31, 2014, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) a margin in effect of 0.25 in effect plus prime rate; and/or (b) a margin of 2.25 in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2014, these rates were 3.5% and 2.5%, respectively. As of January 31, 2014, the Company had borrowed $7.0 million at prime and LIBOR rates and had $13.0 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At January 31, 2014, the amount of such restricted cash was $0.05 million. Cash required for operations is provided by draw-downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At January 31, 2014, the Company was in compliance with the covenant under the credit arrangement. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. The Company's interest rates range from 3.5% to 6.0% at January 31, 2014. At January 31, 2014, the Company can borrow under these credit arrangements $20.5 million. The Company borrowed $5.1 million and had $15.5 million available under these credit arrangements.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages. On June 19, 2012, Perma-Pipe, Inc. borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. The loan bears interest at 4.5% with monthly payments of $13 thousand for both principal and interest and matures July 1, 2027. On June 19, 2022, and on the same day of each year thereafter, the interest rate shall adjust to the prime rate provided the applicable interest rate shall not adjust more than 2.0% per annum and shall be subject to ceiling of 18.0% and a floor of 4.5%.

On March 27, 2012, the Company obtained a loan in the amount of 7.9 million Danish Kroners ("DKK") (approximately $1.4 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank under a mortgage note secured by its Filtration Products manufacturing facility in Denmark. The loan has an interest rate of 2.2%, monthly payments of approximately $7.5 thousand for both principal and interest and matures March 2032.

On March 4, 2008, the Company borrowed $5.4 million under a mortgage note secured by the Filtration Products manufacturing facility located in Bolingbrook, Illinois that matures March 2033. The 25 year mortgage resets its interest rate every five years based on a published index. The interest rate is 4.04% with monthly payments of $30 thousand for principal and interest combined.

On January 18, 2008, the Company borrowed $3.7 million under a mortgage note secured by its manufacturing and office facility in Niles, Illinois. The loan bears interest at 6.3% with monthly payments of $23 thousand for both principal and interest based on an amortization schedule of thirty years with a balloon payment at maturity in January 2018.

Term loans. On August 28, 2007, the Company amended and restated the Term Loan Note to $3.0 million ("Term Loan"). This secured promissory note is one of the term loan notes referred to in, and is issued pursuant to, the Loan Agreement and is entitled to all of the benefits and security of the Loan Agreement. Interest rates under the Term Loan are based on options selected by the Company as follows: (a) a margin in effect plus a prime rate; or (b) a margin in effect plus the LIBOR rate for the corresponding interest period. At January 31, 2014, the prime rate was 3.25%, the LIBOR rate was 0.25% and the margin added to the prime rate, which is determined each quarter based on the applicable financial statement ratio, was 0.50 percentage points. The Company is scheduled to pay $107 thousand of principal on the first days of March and June. The third amendment to the loan agreement allows for an additional term loan of $2.5 million less $0.6 million, the amount outstanding on this loan, in 2013 subject to attaining certain performance levels. The weighted average interest rates based on this loan at January 31, 2014 and 2013 were 4.21% and 4.24%, respectively.

On December 10, 2012, the Company obtained a loan in the amount of 1.4 million Euros (approximately $1.8 million U.S. dollars at the prevailing exchange rate on transaction date) from a Danish bank by its Filtration Products manufacturing facility in Denmark. The loan is secured by equipment. The interest rate at

January 31, 2014 was 3.7%. The loan has a variable interest rate plus margin, quarterly payments of approximately $108 thousand for both principal and interest and matures December 2017.

Between November 25, 2012 and year end, the Company obtained a loan in the amount of 0.4 million Dirhams (approximately $115 thousand U.S. dollars at the exchange rate prevailing on the transaction date). The loan bears interest at 3.4% with monthly payments of $5 thousand for both principal and interest and matures between January and March of 2015.

On April 10, 2012, the Company obtained a loan from a U.A.E. bank to purchase equipment and office furniture for a building for the Piping System's facility in Saudi Arabia, in the amount of 22.2 million Dirhams (approximately $5.9 million U.S. dollars at the exchange rate prevailing on the transaction date). The loan is secured by the equipment and office furniture purchased and bears interest at 5.5% with quarterly payments of approximately $408 thousand for both principal and interest and matures April, 2017.

On May 14, 2010, Perma-Pipe, Inc. borrowed $1.0 million under an equipment loan secured by equipment. The loan bears interest at 5.8% with monthly payments of $24 thousand for both principal and interest and matures May 2014.

On April 8, 2003, the Company obtained a loan from a Danish bank to purchase equipment and office furniture for a building for the Filtration Products' facility in Denmark, in the amount of 0.7 million Euros (approximately $0.8 million U.S. dollars at the exchange rate prevailing on the transaction date). The loan is secured by the equipment and office furniture purchased and bears interest at 6.1% with quarterly payments of $9 thousand for both principal and interest and matures April 2014.

Capital leases. On November 28, 2013, Filtration Products' Denmark location obtained a capital lease in the amount of 0.5 million DKK (approximately $79 thousand U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 3.7% per annum with monthly principal and interest payments of $2 thousand and matures December 2018.

On July 13, 2012, Filtration Products' Denmark location obtained a capital lease in the amount of 1.5 million DKK (approximately $0.3 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 5.2% per annum with monthly principal and interest payments of $4 thousand and matures August 2017.

On May 1, 2012, Piping Systems and Filtration Products borrowed $1.1 million under an equipment loan secured by equipment. The loan bears interest at 6.5% with monthly payments of $21 thousand for both principal and interest and matures June 2017.

On January 31, 2012, Perma-Pipe, Inc. borrowed $1.2 million under an equipment loan secured by equipment. The loan bears interest at 6.7% with monthly payments of $24 thousand for both principal and interest and matures January 2017.

On July 1, 2011, Filtration Products' Denmark location obtained a capital lease in the amount of 2.2 million DKK (approximately $0.4 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 6.4% per annum with monthly principal and interest payments of $6 thousand and matures June 2016.

Between 2011 and 2012, the Company obtained several capital leases totaling $81 thousand to finance capital computer equipment. The interest rate for these capital leases range from 3.8% to 4.6% per annum with monthly principal and interest payments of $3 thousand and matures between June 2014 and May 2015.

In 2011 and 2013, Piping Systems obtained several capital leases totaling 3.1 million Indian Rupees (approximately $57 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment.

The interest rate for these capital leases range from 12.8% to 17.8% per annum with monthly principal and interest payments of $1 thousand and matures in 2014 and 2016.

On April 23, 2010, Filtration Products' Denmark location obtained a capital lease in the amount of 1.0 million DKK (approximately $0.2 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 9.7% per annum with monthly principal and interest payments of $2.5 thousand, and matures June 2015.

Note 7 - Lease information

Property under capitalized leases	2013	2012
Machinery and equipment	$3,328	$3,325
Transportation equipment	31	42
Computer equipment	92	92
Subtotal	3,451	3,459
Less accumulated amortization	871	546
Total	$2,580	$2,913

Fixed assets acquired under capital leases	$107	$569

The Company has several significant operating lease agreements as follows:

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030 and an additional ten acres of land is leased through 2031.

•
Land for production facilities in the U.A.E of approximately 80,200 square feet is leased until June 30, 2030. Office space and land for production facilities of approximately 37,700 square feet in the U.A.E. is leased until July 2032.

•	Office space of approximately 6,000 square feet in Virginia is leased through August 31, 2015.

At January 31, 2014, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2014	$2,211	$705
2015	1,567	724
2016	1,378	678
2017	1,274	157
2018	1,243	24
Thereafter	1,526	—
Subtotal	9,199	2,288
Less Amount representing interest		221
Future minimum lease payments	$9,199	$2,067

Rental expense for operating leases was $1.4 million and $2.1 million in 2013 and 2012, respectively.

Note 8 - Income taxes

Income (loss) from continuing operations	2013	2012
Domestic	($7,485)	($6,719)
Foreign	19,785	(2,213)
Total	$12,300	($8,932)

Components of income tax (benefit) expense
Current
Federal	($245)	($964)
Foreign	3,024	229
State and other	(82)	(34)
Subtotal	2,697	(769)
Deferred
Federal	(2,715)	12,545
Foreign	(475)	466
State and other	—	(417)
Subtotal	(3,190)	12,594
Total	$(493)	$11,825

The excess tax benefit related to stock options recorded through equity was $11 thousand in 2012 and did not affect net loss. The amounts were recorded to additional paid-in capital on the consolidated balance sheets and in financing activities on the consolidated statement of cash flows.

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

The ETR in 2013 was less than the statutory U.S. federal income tax rate, mainly due to the mix of the U.A.E. earnings (loss) versus total earnings (loss) because the U.A.E. is not subject to any local country income tax. Additionally, the ETR in 2013 is impacted by the $1.2 million release of the full valuation allowance related to the Company's deferred tax assets in Saudi Arabia. As a result of two quarters of positive operating income as well as management's expectations of this subsidiary's profitability for the fiscal year 2013, the Company believes the second quarter of 2013 was the appropriate time to release the valuation allowance. The ETR in 2012 was less than the statutory U.S. federal income tax rate, primarily due to the full valuation allowance of $13.9 million recorded on the domestic deferred tax assets.

The difference between the provision for income taxes and the amount computed by applying the Federal ETR of 34% was as follows:

	2013	2012
Tax benefit at federal statutory rate	$4,182	($3,037)
Domestic valuation allowance	—	12,975
Valuation allowance for state NOLs	—	972
Differences in foreign tax rate	(3,049)	823
Foreign tax credit	—	(67)
Research tax credit	—	(46)
Valuation allowance for foreign NOLs	(1,209)	613
Nontaxable income from the Canadian joint venture	(179)	(471)
State taxes, net of federal benefit	(192)	(247)
All other, net expense	(46)	310
Total	($493)	$11,825

The Company has a Federal operating loss carryforward of $9.1 million that will begin to expire in the year ending January 31, 2030.

The deferred tax asset, ("DTA") for state NOL carryforwards of $1.2 million relates to amounts that expire at various times from 2014 to 2031. The amount that expired in 2013 is approximately $2 thousand.

The Company has a DTA for foreign NOL carryforwards of $0.5 million that can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the foreign tax jurisdictions. The Company has a DTA foreign NOL carryforwards of $0.5 million for its subsidiary in Saudi Arabia that can be carried forward indefinitely and does not have a valuation allowance recorded against it.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction

For the year ending January 31, 2014, the Company has determined that there is not greater than 50% likelihood that all of the domestic DTAs will be realized based on the available evidence. The Company recorded a full valuation allowance against the remaining domestic net DTAs as of January 31, 2013 net of uncertain tax positions ("UTP").

In 2012, the Company relied heavily on Subpart F income as a future source of taxable income to support their conclusion that the domestic deferred tax assets were more-likely-than-not realizable. During the fourth quarter, legislation was passed which extended the provisions of IRC 954(c)(6). Because of this, the Company will not have Subpart F income related to royalty payments and can no longer rely on Subpart F income as a future source of taxable income during the periods that IRC 954(c)(6) is in effect. Accordingly, the Company recorded a full valuation allowance against the net domestic DTA discretely during the fourth quarter of 2012.

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

As of January 31, 2014, the Company had undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided. The Company intends and has the opportunities to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The most significant foreign entity, which has undistributed earnings is Perma-Pipe Middle East, FZC in the U.A.E., where cumulative undistributed earnings as of January 31, 2014 were $22 million.

Components of deferred income tax assets	2013	2012
U.S. Federal NOL carryforward	$2,298	$3,680
Non-qualified deferred compensation	2,358	2,092
Research tax credit	1,965	1,964
Foreign NOL carryforward	1,004	612
Foreign tax credit	1,294	1,297
Stock compensation	1,162	1,417
Other accruals not yet deducted	581	1,086
State NOL carryforward	1,173	1,066
Accrued commissions and incentives	814	837
Accrued pension	182	428
Inventory valuation allowance	413	306
Other	217	94
Inventory uniform capitalization	102	132
Deferred tax assets, gross	13,563	15,011
Valuation allowance	(11,591)	(12,960)
Total deferred tax assets, net of valuation allowances	$1,972	$2,051

Components of the deferred income tax liability
Depreciation	$963	$1,040
Prepaid	231	340
Total deferred tax liabilities	$1,194	$1,380

Deferred tax asset, net	$778	$671

Balance sheet classification
Long-term assets	$1,667	$1,358
Current liabilities	889	687
Total deferred tax assets, net of valuation allowances	$778	$671

The following table summarizes UTP activity, excluding the related accrual for interest and penalties:

	2013	2012
Balance at beginning of the year	$1,373	$1,213
Increases in positions taken in a prior period	—	30
Increases in positions taken in a current period	11	200
Decreases due to lapse of statute of limitations	(26)	(70)
Balance at end of the year	$1,358	$1,373

Included in the total UTP liability at January 31, 2014 were estimated accrued interest of $18 thousand and penalties of $25 thousand and at January 31, 2013, accrued interest was $81 thousand and penalties were $66 thousand.

These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. The Company's policy is to include interest and penalties in income tax expense. At January 31, 2014, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above, or other factors, within the next twelve months. Included in the balance at January 31, 2014 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $1.4 million of the amount accrued at January 31, 2014 would impact the ETR, if reversed.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The IRS began an audit of the fiscal year ended January 31, 2012 in the third quarter of 2013. Tax years back to January 31, 2011 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years.

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

Note 9 - Retirement plans

Pension plan

The defined benefit plan that covered Winchester filtration hourly rated employees was frozen on June 30, 2013 per the third Amendment to the Plan dated May 15, 2013. Per the third amendment, the accrued benefit of each participant was frozen as of the freeze date and no further benefits shall accrue with respect to any service or hours of service after the freeze date. The benefits are based on fixed amounts multiplied by years of service of participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

Asset allocation

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Level 1 market value of plan assets	2013	2012
Equity securities	$3,340	$3,343
U.S. bond market	2,453	2,183
High-quality inflation-indexed bonds issued by the U.S. Treasury and government agencies as well as domestic corporations	0	279
Real estate securities	149	126
Subtotal	5,942	5,931
Level 2 significant other observable inputs
Money market fund	409	134
Total	$6,351	$6,065

At January 31, 2014, plan assets were held 50% in equity, 37% in debt, 2% in real estate securities and 11% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of 55% equities (with a range of 40% - 65%),  25% fixed income (with a range of 20% - 35%) and 20% Alternative Investments (with a range of 15% - 25%), diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2013 resulted in $531 thousand actual return on plan assets as presented below, which increased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan	2013	2012
Accumulated benefit obligations
Vested benefits	$6,243	$6,650
Accumulated benefits	$6,827	$7,240

Change in benefit obligation
Benefit obligation - beginning of year	$7,240	$7,186
Service cost	78	171
Interest cost	293	299
Actuarial (gain) loss	(539)	(113)
Benefits paid	(245)	(303)
Benefit obligation - end of year	$6,827	$7,240

Change in plan assets
Fair value of plan assets - beginning of year	$6,065	$5,502
Actual gain on plan assets	531	574
Company contributions	0	292
Benefits paid	(245)	(303)
Fair value of plan assets - end of year	$6,351	$6,065

Unfunded status	$(476)	$(1,175)

Balance sheet classification
Prepaid expenses and other current assets	$335	$328
Other assets	1,038	1,304
Other long-term liabilities	(1,849)	(2,807)
Net amount recognized	$(476)	$(1,175)

Amounts recognized in accumulated other comprehensive income
Unrecognized actuarial loss	$1,513	$2,206
Unamortized prior service cost	0	273
Net amount recognized	$1,513	$2,479

Weighted-average assumptions used to determine net cost and benefit obligations	2013	2012
End of year benefit obligation	4.50%	4.00%
Service cost discount rate *	4.50%	4.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
*4.00% prior to the re-measurement on June 30, 2013 due to the plan freeze and 4.50% after the re-measurement.

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

Components of net periodic benefit cost	2013	2012
Service cost	$78	$171
Interest cost	293	299
Expected return on plan assets	(483)	(444)
Amortization of prior service cost	21	50
Recognized actuarial loss	105	173
Curtailment cost	252	0
Net periodic benefit cost	$266	$249

Amounts recognized in other comprehensive income
Actuarial gain (loss) on obligation	$539	$113
Actual gain (loss) on plan assets	153	303
Reclassify prior service cost	21	50
Total in other comprehensive income (loss)	$713	$466
Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets.

Cash flows
Expected employer contributions for the fiscal year ending January 31, 2015	$0
Expected employee contributions for the fiscal year ending January 31, 2015	—
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2015	335
2016	348
2017	345
2018	366
2019	364
2020 - 2024	$1,907

401(k) plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 3% of each participant's salary. For employees covered by the Winchester Bargaining Unit Savings Plan, the Company matches 15% of each participant's contribution, up to a maximum of 6% of each participant's salary.

Contributions to the 401(k) plan were $430 thousand and $560 thousand for the years ended January 31, 2014 and 2013, respectively.

Deferred compensation plan

The Company has a Supplemental Retirement and Deferred Compensation Plan ("Supplemental Plan"), pursuant to which key employees deferred compensation. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. Participants receive distributions from the plan at the later of age 65 or six months after separation from service. Distributions can be lump sum or annual payments over a specified number of years based on elections made when the participant enters the plan.

Deferred compensation liability	2013	2012
Current	$189	$163
Long-term	6,509	5,670
Total	$6,698	$5,833

Deferred compensation expense	$519	$484

On April 10, 2014, the Company's Board of Directors terminated the Supplemental Plan and its Deferred Stock Purchase Plan, adopted on December 5, 2012 (collectively, the "Plans"), effective April 10, 2014 ("Termination Date"). No additional contributions will be made by the Company or participants under the Plans after the Termination Date. All funds and Company stock remaining in participant accounts will be distributed not later than 24 months after the Termination Date. As of the Termination Date, the Company was obligated to deliver 28,891 shares of Company common stock under the Deferred Stock Purchase Plan.

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

The Company has assessed and determined that the multi-employer plans to which it contributes are not significant to the Company's consolidated financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the contract period. The Company made contributions to the bargaining unit supported multi-employer pension plans.

			Funded Zone Status	FIP/RP Status Pending/Implemented	Contribution
Plan Name	EIN	Plan #			2013	2012	Surcharge Imposed	Collective Bargaining Expiration Date

Northern Illinois Pension Plan	362663798	001	Green	No	$—	$7	No	6/1/2014
Pipe Fitters Retirement Fund, Local 597	626105084	001	Green	No	275	102	No	6/1/2014
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	192	250	No	3/31/2016

Plans for which financial information is not publicly available outside MFRI's financial statements
Denmark	N/A	N/A	N/A	N/A	$350	$353	N/A

Note 10 - Stock options

On June 20, 2013, the stockholders approved the 2013 Omnibus Stock Incentive Plan ("Omnibus Plan"). Under the Omnibus Plan, 350,000 shares of common stock are reserved for issuance to employees, officers, and directors of, and other individuals providing bona fide services to or for, the Company and its affiliates. In addition, on January 31, 2014 and each January 31 thereafter until January 31, 2023, the aggregate number of shares that may be issued with respect to Awards pursuant to the terms of this Plan will be increased by the number equal to 2% of the aggregate amount of common stock outstanding as of such date, provided, however, the maximum number of additional shares that may be issued pursuant to this sentence will not exceed 400,000. The Omnibus Plan permits the granting of stock options (including incentive stock options qualifying under Code section 422 and nonstatutory stock options), stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, performance awards, deferred stock awards, other stock-based awards, or any combination of the foregoing. Awards will be valued at the Company's closing stock price on the date of grant.

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

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table. The principal variable assumptions utilized in valuing options and the methodology for estimating such model inputs include:

1.
risk-free interest rate - an estimate based on the "Market yield on U.S. Treasury securities at the rate for the period described in assumption 3 below, quoted on investment basis" for the end of week closest to the stock option grant date, from the Federal Reserve website;

2.	expected volatility - an estimate based on the historical volatility of MFRI Common Stock's weekly closing stock price for the expected life ; and

3.	expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2013	2012
1.	Risk-free interest rate	.74%-2.82%	.74%-3.57%
2.	Expected volatility	42.12%-65.54%	53.90%-66.82%
3.	Expected life in years	4.9 to 5.7	4.9 to 5.7
4.	Dividend yield	—	—
The following summarizes the activity related to options outstanding under all plans for the years ended January 31, 2013 and 2014:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2012	843	$11.48	6.9	$430

Granted	173	6.78
Exercised	(11)	3.10		46
Expired or forfeited	(36)	10.47
Outstanding at January 31, 2013	969	10.77	6.6	40

Options exercisable at January 31, 2013	586	$13.30	5.3	37

Granted	103	10.55
Exercised	(223)	7.11		1,082
Expired or forfeited	(73)	11.90
Outstanding at January 31, 2014	776	11.69	6.1	3,859

Options exercisable at January 31, 2014	513	$13.43	4.8	$2,226

The weighted average fair value of options granted, net of options surrendered, during 2013 and 2012 are estimated at $4.78 and $3.31, per share, respectively, on the date of grant.

Unvested options outstanding	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding at beginning of year	383	$6.91	$4
Granted	103	10.55
Vested	(184)
Expired or forfeited	(39)	7.05
Outstanding at January 31, 2014	263	$8.31	$1,633
Based on historical experience the Company expects 85% of these options to vest.

As of January 31, 2014, there was $0.9 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.4 years. The stock-based compensation expense for the years ended January 31, 2014 and 2013 was $0.2 million and $0.5 million, respectively.

Deferred stock

On December 5, 2012, the Company adopted the Deferred Stock Purchase Plan. Under the Deferred Stock Purchase Plan, 200,000 shares of common stock are reserved for issuance. Each deferred stock constitutes an unfunded and unsecured promise by the Company to deliver one share of common stock (or the equivalent value thereof in cash or property at the Company's election). In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Tier I and Tier II executive officers of the Company, as defined in the Compensation Committee Charter of the Company may elect to receive, in lieu of a portion of his annual incentive compensation not to exceed 50% of such bonus payable for a given year, a deferred stock award. Deferred stock is payable following the separation from the Company for non-employee directors. To the extent that a payment is required to be delayed for six months in order to comply with Section 409A, as determined by the Corporation, such payment amount shall be paid as soon as administratively practicable after the end of the six month period starting on the date of the Tier I and Tier II executive officer's “separation from service” under Section 409A. Refer to "Deferred compensation plan" in Note 9 - Retirement plans, in the Notes to Consolidated Financial Statements

In June 2013 under the Omnibus Plan described above, the Company granted deferred stock units to each non-employee director at the time of the annual meeting of stockholders equal to the result of dividing $30,000 by the fair market value of the common stock on the date of grant. The stock will be distributed to the directors upon their separation from service.

As of January 31, 2014, there were approximately 28,891 deferred stock units outstanding included in restricted stock activity below.

Restricted stock
In June 2013 under the Omnibus Plan described above, the Company granted restricted stock to Tier I and Tier II executive officers. The restricted stock vest ratably over two years. Until restricted stock becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise), except by will or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. The Company issues new shares from its authorized but unissued share pool. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the two-year vesting period. The following table summarizes restricted stock activity for the year ended January 31, 2014:

	Restricted shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	—	$—	$—
Granted	52	11.24
Issued	(21)
Forfeited	(2)	11.25
Outstanding at January 31, 2014	29	$14.52	$419

As of January 31, 2014, there was $0.2 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.6 years. The restricted stock-based compensation expense for the year ended January 31, 2014 was $0.1 million.

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

Note 12 - Interest expense, net

	2013	2012
Interest expense	$1,855	$2,009
Interest income	(544)	(511)
Interest expense, net	$1,311	$1,498

Note 13 - Fair value of financial instruments

At January 31, 2014, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange-traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy which includes significant other observable inputs because the exchange is not deemed an active market. The swap agreement is a fair value hedge. The derivative mark to market of $68 thousand was included in other long-term liabilities on the consolidated balance sheet. The interest rate swap agreement in effect at January 31, 2013 with a notional value of $9 million was terminated in June 2013.

Note 14 - Subsequent events

The Company has evaluated the period after the balance sheet date up through April 15, 2014, which is the date that the consolidated financial statements were issued, and determined that other than noted below, there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

In October 2013, the Company decided to sell its remaining industrial process business in Denmark. This business was sold on February 28, 2014. This business is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting.

On April 10, 2014, the Company's Board of Directors terminated the Plans effective the Termination Date. No additional contributions will be made by the Company or participants under the Plans after the Termination Date. All funds and Company stock remaining in participant accounts will be distributed not later than 24 months after the Termination Date.

Schedule II
MFRI, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2014 and 2013

	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves (1)	Charged to other accounts (2)	Balance at end of period

Year Ended January 31, 2014
Allowance for possible losses in collection of trade receivables	$290	$128	$228	$4	$194

Year Ended January 31, 2013
Allowance for possible losses in collection of trade receivables	$204	$151	$81	$16	$290

(1) Uncollectible accounts charged off
(2) Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 15, 2014	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	BRADLEY E. MAUTNER*	Director, President and Chief Executive Officer (Principal Executive Officer)))
)
	KARL J. SCHMIDT*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	) )	April 15, 2014
)
	DAVID UNGER*	Director and Chairman of the Board of Directors	)
)
	DENNIS KESSLER*	Director	)
)
	ARNOLD F. BROOKSTONE*	Director	)
)
	STEPHEN B. SCHWARTZ*	Director	)
)
	MICHAEL J. GADE*	Director	)
)
	MARK A. ZORKO*	Director	)
)
	DAVID S. BARRIE*	Director	)
)
	JEROME T. WALKER*	Director	)

*By:	/s/ Bradley E. Mautner	Individually and as Attorney in Fact
Bradley E. Mautner

EXHIBIT INDEX

The exhibits listed below are filed herewith except the exhibits described below as incorporated by reference. Exhibits not filed herewith are incorporated by reference to such exhibits filed by the Company under the location set forth under the caption “Description and Location” below. The Commission file number for our Exchange Act filings referenced below is 0-18370.

Exhibit No.	Description and Location
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	Second Amended and Restated By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 4, 2013]
4(a)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(b)	Rights Agreement [Incorporated by reference to Exhibit [4.1] of the Company's [Current Report on Form 8-K filed on September 24, 1999]
4(c)	Amendment to Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
10(b)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994]
10(c)	2001 Independent Directors Stock Option Plan, [Incorporated by reference to Exhibit (d)(5) to the Company's Schedule TO filed on May 25, 2001]
10(d)	Form of Directors Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006]
10(e)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
10(f)
Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated April 30, 2012 [Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q filed on June 11, 2012]

10(g)	First Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated June 8,2012
10(h)	Second Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated October 12, 2012
10(i)	Third Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated March 15,2013
10(j)
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated April 25, 2013 [Incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K filed for the fiscal year ended January 31, 2013 on May 2, 2013]

10(k)
Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated June 7, 2013 [Incorporated by reference to Exhibit 10(l)to the Company's Quarterly Report on Form10-Q filed on September 12, 2013]

10(l)
Sixth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated July 29, 2013 [Incorporated by reference to Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q filed on September 12, 2013]

10(m)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
10(n)	Employment agreement with Fati Elgendy dated November 12, 2007 [Incorporated by reference to DEF14A filed on May 29, 2008]
10(o)	First Amendment to Employment Agreement with Fati Elgendy dated March 19, 2014
10(p)
2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on April 19, 2010]

10(q)	Deferred Stock Purchase Plan [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Forms S-8 File No. 333-186055, effective January 16, 2013]
10(r)	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2013]
21	Subsidiaries of MFRI, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

24	Power of Attorney executed by directors and officers of the Company
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