Form 10-Q
period 2014-04-30
MFRI INC
filed 2014-06-10
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

On June 5, 2014, there were 7,190,287 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended April 30, 2014

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2014	2013
Net sales	$59,524	$54,691
Cost of sales	43,535	41,972
Gross profit	15,989	12,719

Operating expenses
General and administrative expenses	7,417	6,855
Selling expenses	2,863	3,331
Total operating expenses	10,280	10,186

Income from operations	5,709	2,533

Loss from joint venture	(8)	(295)

Interest expense, net	237	421
Income from continuing operations before income taxes	5,464	1,817

Income tax expense	1,266	105

Income from continuing operations	4,198	1,712

(Loss) income from discontinued operations, net of tax	(371)	9,369

Net income	$3,827	$11,081

Weighted average common shares outstanding
Basic	7,177	6,932
Diluted	7,315	6,934

Earnings per share from continuing operations
Basic	$0.58	$0.25
Diluted	$0.57	$0.25
(Loss) earnings per share from discontinued operations
Basic and diluted	($0.05)	$1.35
Earnings per share
Basic	$0.53	$1.60
Diluted	$0.52	$1.60
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2014	2013
Net income	$3,827	$11,081

Other comprehensive (loss) income
Foreign currency translation adjustments	70	(965)
Interest rate swap, net of tax	(10)	12
Other comprehensive income (loss)	60	(953)

Comprehensive income	$3,887	$10,128

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	April 30, 2014	January 31, 2014
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$12,838	$13,395
Restricted cash	729	439
Trade accounts receivable, less allowance for doubtful accounts of $285 at April 30, 2014 and $194 at January 31, 2014	47,568	45,659
Inventories, net	34,668	33,547
Assets held for sale	—	1,223
Prepaid expenses and other current assets	6,213	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	2,703	1,476
Total current assets	104,719	101,092
Property, plant and equipment, net of accumulated depreciation	42,000	42,541
Long-term assets
Deferred tax assets	1,067	1,667
Note receivable	4,566	4,659
Investment in joint venture	6,542	6,550
Cash surrender value on life insurance policies	3,168	3,110
Other assets	2,503	2,363
Assets held for sale long-term	—	914
Patents, net of accumulated amortization	380	373
Total long-term assets	18,226	19,636
Total assets	$164,945	$163,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$17,188	$15,276
Accrued compensation and payroll taxes	5,211	5,254
Commissions and management incentives payable	4,707	9,235
Current maturities of long-term debt	6,369	8,274
Customers' deposits	8,657	7,372
Liabilities held for sale	—	527
Billings in excess of costs and estimated earnings on uncompleted contracts	1,136	2,222
Other accrued liabilities	1,824	1,840
Deferred tax liabilities	889	889
Income taxes payable	3,542	2,593
Total current liabilities	49,523	53,482
Long-term liabilities
Long-term debt, less current maturities	26,242	23,469
Deferred compensation liabilities	6,647	6,509
Liabilities held for sale long-term	—	968
Other long-term liabilities	2,200	2,203
Total long-term liabilities	35,089	33,149
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,190 issued and outstanding at April 30, 2014 and 7,169 issued and outstanding at January 31, 2014	72	72
Additional paid-in capital	51,952	52,144
Retained earnings	29,409	25,582
Accumulated other comprehensive loss	(1,100)	(1,160)
Total stockholders' equity	80,333	76,638
Total liabilities and stockholders' equity	$164,945	$163,269
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Net income			21,027		21,027
Stock options exercised	3	1,585			1,588
Stock-based compensation expense		196			196
Deferred shares issued		5			5
Interest rate swap				151	151
Pension liability adjustment				966	966
Foreign currency translation adjustments			2	(1,269)	(1,267)
Tax benefit on above items				(283)	(283)
Total stockholders' equity at January 31, 2014	$72	$52,144	$25,582	($1,160)	$76,638

Net income			$3,827		3,827
Stock options exercised		160			160
Stock-based compensation benefit		(352)			(352)
Interest rate swap, net of tax				(10)	(10)
Foreign currency translation adjustments, net of tax			—	70	70
Total stockholders' equity at April 30, 2014	$72	$51,952	$29,409	($1,100)	$80,333

Shares	2014	2013
Balances at beginning of year	7,168,537	6,924,084
Shares issued	21,750	244,453
Balances at April 30, 2014	7,190,287	7,168,537

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2014	2013
Operating activities
Net income	$3,827	$11,081
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	1,433	1,530
Loss (gain) on disposal of discontinued operations	12	(11,401)
Deferred tax expense	612	2,667
Stock-based compensation (benefit) expense	(352)	119
Loss from joint venture	8	295
Cash surrender value on life insurance policies	(58)	(59)
Loss (gain) on disposal of fixed assets	4	(161)
Provision on uncollectible accounts	(64)	15
Changes in operating assets and liabilities
Accounts receivable	(1,726)	(14,534)
Inventories	(1,027)	2,805
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,313)	149
Accounts payable	1,439	(1,629)
Accrued compensation and payroll taxes	(4,598)	1,340
Customers' deposits	1,283	697
Income taxes receivable and payable	947	497
Prepaid expenses and other current assets	(1,023)	(1,028)
Other assets and liabilities	280	(6,446)
Net cash used in operating activities	(1,316)	(14,063)

Investing activities
Net proceeds from sale of discontinued operations	—	16,123
Capital expenditures	(776)	(440)
Proceeds from sales of property and equipment	3	—
Net cash (used in) provided by investing activities	(773)	15,683

Financing activities
Proceeds from debt	17,412	40,813
Payments of debt on revolving lines of credit	(15,738)	(35,989)
Payments of other debt	(766)	(2,888)
Increase in drafts payable	435	1,412
Payments on capitalized lease obligations	(145)	(153)
Stock options exercised	161	50
Net cash provided by financing activities	1,359	3,245

Effect of exchange rate changes on cash and cash equivalents	173	(917)
Net (decrease) increase in cash and cash equivalents	(557)	3,948
Cash and cash equivalents - beginning of period	13,395	7,035
Cash and cash equivalents - end of period	$12,838	$10,983

Supplemental cash flow information
Interest paid	$369	$633
Income taxes paid	7	153
Funds held in escrow related to the sale of Thermal Care, Inc. assets	1,125	1,125
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2014
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2014 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2014 and 2013 are for the three months ended April 30, 2014 and 2013, respectively.

Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

2.
Business segment reporting. The Company has two reportable segments. Piping Systems engineers, designs, manufactures and sells specialty piping, leak detection and location systems. Filtration Products manufactures custom-designed industrial filtration products to remove particulates from air and other gas streams.

In the quarter ended April 30, 2014, one customer in Piping Systems accounted for 21% of the Company's net sales. In the quarter ended April 30, 2013, no customer accounted for 10% or more of the Company's net sales. At April 30, 2014, one customer in Piping Systems accounted for 42% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24% of accounts receivable.

	Three Months Ended April 30,
	2014	2013
Net sales
Piping Systems	$42,354	$36,058
Filtration Products	17,170	18,633
Total	$59,524	$54,691
Gross profit
Piping Systems	$13,458	$10,444
Filtration Products	2,531	2,275
Total	$15,989	$12,719
Income (loss) from operations
Piping Systems	$8,017	$5,380
Filtration Products	(544)	(483)
Corporate	(1,764)	(2,364)
Total	$5,709	$2,533

3.
Discontinued operations. On April 30, 2013, the Company sold most of the domestic assets of its industrial process cooling subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $16.1 million cash, of which $1.1 million is held in escrow until May 1, 2014 and included in other assets on the balance sheet. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. In October 2013, the Company decided to sell its remaining industrial process cooling business in Denmark. This business was sold on February 28, 2014. From October 2013 until the date of sale, the business was operational and selling product. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. The $0.3 million of tax expense for the three months ended April 30, 2014 relates to the reversal of deferred tax assets on the books of the Denmark subsidiary upon the sale of that subsidiary. Results of the discontinued operations for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,
	2014	2013
Net sales	$176	$10,503

(Loss) Gain on disposal of discontinued operations	($12)	$11,570
(Loss) income from discontinued operations	(67)	151
(Loss) income from discontinued operations before income taxes	(79)	11,721
Income tax expense	292	2,352
(Loss) income from discontinued operations, net of tax	($371)	$9,369

4.
Income taxes. Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, and other charges or credits recorded directly to stockholders’ equity. This allocation is commonly referred to as an intra-period tax allocation, as outlined in ASC 740, Income Taxes ("ASC 740"). When considering intra-period tax allocations, a company also should consider the accounting for income taxes in interim periods. ASC 740-20-45-7 requires that the tax effect of pretax income from continuing operations be determined without regard to the tax effects of items not included in continuing operations. This is commonly referred to as the "incremental approach", where the tax provision is generally calculated for continuing operations without regard to other items.

ASC 740 also includes an exception to the general principle of intra-period tax allocation discussed above. This exception requires that all items (e.g., extraordinary items, discontinued operations, including items charged or credited directly to other comprehensive income) be considered in determining the amount of tax benefit that results from a loss from continuing operations. That is, when a company has a current period loss from continuing operations, management must consider income recorded in other categories in determining the tax benefit that is allocated to continuing operations.

The exception in ASC 740 applies in all situations in which there is a loss from continuing operations and income from other items outside of continuing operations. This would include situations in which a company has recorded a full valuation allowance at the beginning and end of the period, and the overall tax provision for the year is zero (i.e., a benefit would be recognized in continuing operations even though the loss from continuing operations does not provide a current year incremental tax benefit). The ASC 740 exception, however, only relates to the allocation of the current year tax provision (which may be zero) and does not change a company’s overall tax provision. While intra-period tax allocation in general does not change the overall tax provision, it may result in a gross-up of the individual components, thereby changing the amount of tax provision included in each category.

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

The Company's consolidated effective tax rate ("ETR") from continuing operations was 23.2% and 5.8% for the three months ended April 30, 2014 and 2013, respectively. The change in the ETR for the two periods relate to the mix of income earned in zero rate jurisdictions, a valuation allowance release in Saudi Arabia in the prior-year quarter, and the benefit of the gain in discontinue operations allocated to continuing operations in the prior-year quarter. Royalty income will be included as Subpart F income (subject to the limitation for current earnings and profits) due to the expiration of IRC Section 954(c)(6). This additional income has no impact on the overall tax recorded due to the full valuation allowance maintained in the U.S. The foreign earnings are considered to be indefinitely reinvested outside the U.S.

The Company files income tax returns in U.S. federal and state jurisdictions. The IRS began an audit of the fiscal year ended January 31, 2012 in the third quarter of 2013. As of April 30, 2014, open tax years in federal and some state jurisdictions date back to 2010. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. As of January 31, 2014, the Company had net operating loss carryforwards of $9.3 million expiring in various years beginning in January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of April 30, 2014, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. The patents are not material either individually, or in the aggregate, because the Company believes sales would not be materially reduced if patent protection were not available. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.62 million and $2.60 million as of April 30, 2014 and January 31, 2014, respectively. Accumulated amortization was approximately $2.24 million and $2.23 million as of April 30, 2014 and January 31, 2014, respectively. Future amortizations over the next five years ending January 31 will be $37,800 in 2015, $47,300 in 2016, $43,500 in 2017, $40,400 in 2018, $31,400 in 2019, and $180,000 thereafter.

	Three Months Ended April 30,
	2014	2013
Patent amortization expense	$13	$14

6.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2014	2013
Stock-based compensation (benefit) expense	($381)	$119
Restricted stock based compensation expense	($69)	$—

Stock-based compensation was a benefit in the current period due to cancellations. Most of these cancellations related to former employees from the discontinued operations.

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Three Months Ended April 30,
Fair value assumptions	2014	2013
Expected volatility	42.12% - 60.26%	53.90% - 65.54%
Risk free interest rate	.74% - 2.19%	.74% - 2.82%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 31, 2014	776	$11.69	6.1	$3,859
Exercised	(22)	7.40		1,082
Expired or forfeited	(47)	20.64
Outstanding end of period	707	11.23	5.9	1,697

Exercisable end of period	449	$12.91	4.6	$1,023

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2014	263	$8.31	$1,633
Expired or forfeited	(5)	8.24
Outstanding end of period	258	$8.31	$673

As of April 30, 2014, there was $0.8 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.2 years.

Restricted stock

There was no activity related to the restricted stock during the current year. As of April 30, 2014, there was $0.1 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 1.2 years.

7.	Earnings per share.

	Three Months Ended April 30,
	2014	2013
Basic weighted average common shares outstanding	7,177	6,932
Dilutive effect of equity incentive plans	138	2
Weighted average common shares outstanding assuming full dilution	7,315	6,934

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	160	486

Stock options with an exercise price below the average market price	547	469

8.	Interest expense, net.

	Three Months Ended April 30,
	2014	2013
Interest expense	$352	$585
Interest income	(115)	(164)
Interest expense, net	$237	$421

9.	Debt. Debt totaled $32.6 million at April 30, 2014, a net increase of $0.9 million since January 31, 2014.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At April 30, 2014, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) prime rate; or (b) 2% plus the LIBOR rate for the corresponding interest period. As of April 30, 2014, the Company had borrowed $10.2 million at prime and LIBOR rates and had $7.6 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2014, the amount of such restricted cash was $0.1 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At April 30, 2014, the Company was in compliance with the covenant under the credit arrangement. Interest rates are as follows 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50%

per annum. The Company's interest rates range from 3.5% to 6%. At April 30, 2014, borrowings under these credit arrangements totaled $3.4 million; an additional $22.4 million remained unused.

10.
Fair value of financial instruments. At April 30, 2014, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The derivative mark to market of $80 thousand was included in other long-term liabilities on the consolidated balance sheet.

11.
Recent accounting pronouncements. In March 2013, new accounting guidance was issued which clarifies that an entity should release cumulative translation adjustments into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, which is consistent with the Company's prior accounting policy. The new guidance became effective for the Company on February 1, 2014 and did not have a significant impact on the Company's financial statements.

In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company beginning February 1, 2015. The guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

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

In the quarter ended April 30, 2014, one customer in Piping Systems accounted for 21% of the Company's net sales. In the quarter ended April 30, 2013, no customer accounted for 10% or more of the Company's net sales. At April 30, 2014, one customer in Piping Systems accounted for 42% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24% of accounts receivable.

Three months ended April 30, 2014 ("current quarter") vs. Three months ended April 30, 2013 ("prior-year quarter")

Net sales increased 9% to $59.5 million in the current quarter, from $54.7 million in the prior-year quarter. Piping Systems sales increased 17% or $6.3 million compared to the prior-year quarter, mainly due to higher volume of domestic oil and gas projects and sales growth in Saudi Arabia and the United Arab Emirates ("U.A.E."). Filtration Products sales decreased by $1.5 million, due primarily to reduced domestic demand for fabric filter bags.

Gross profit rose to $16.0 million in the current quarter from $12.7 million in the prior-year quarter, mainly due to the sales increase in Piping Systems. Filtration Products' gross profit increased 11.3% compared to the prior-year quarter due to product mix and lower manufacturing costs.

Operating expenses as a percent of net sales decreased to 17.3% from 18.6%. Operating expenses remained constant.

First quarter net income was $3.8 million compared to $11.1 million in the comparable prior-year quarter. The prior-year quarter included the sale of most of Thermal Care's domestic assets.

Piping Systems
Current quarter vs. prior-year quarter

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

Net sales increased 17% to $42.4 million in the current quarter from $36.1 million in the prior-year quarter. The increase was attributed to higher volume of domestic oil and gas projects and the projects in Saudi Arabia.

Gross margin increased to 32% of net sales in the current quarter from 29% of net sales in the prior-year quarter. Gross profit increased due to the domestic oil and gas project and the higher volume produced at the Saudi Arabian and U.A.E. piping facilities.

Operating expenses increased to $5.4 million in the current quarter from $5.1 million in the prior-year quarter. General and administrative expense increased to $4.2 million or 10% of net sales in the current quarter, from $3.3 million or 9% of net sales in the prior-year quarter due to incentive compensation expense, rising in connection with increased profits, research and development expense, additional staff and increased legal expense.

Filtration Products
Current quarter vs. prior-year quarter

Net sales decreased 8% to $17.2 million in the current quarter from $18.6 million in the prior-year quarter. Sales declines were the result of lower market demand for domestic fabric filter bag products due to significant decreases in coal fire power generation and steel industries' demand. Gross profit increased to $2.5 million from $2.3 million, due to product mix. In response to lower demand for fabric filter bags, the Company has reduced its workforce. Over the past year, the Company has implemented many initiatives to resize the fabric filter business and lower manufacturing costs in all plants. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

Operating expenses increased to $3.1 million in the current quarter from $2.8 million in the prior-year quarter. Bad debt expense contributed to the increase in expenses.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased to $1.8 million in the current quarter from $2.4 million in the prior-year quarter, due to a decrease in stock compensation expense that resulted in a benefit in the current quarter. The stock compensation benefit is related to the cancellation of stock options from former employees. The decrease in general and administrative expenses was also due to rental income related to the space occupied by the discontinued operations and partially offset by an increase in incentive compensation expense in connection with improved earnings in the current quarter and an increase in professional services.

Net interest expense was $0.2 million in the current quarter versus $0.4 million in the prior-year quarter, due to a reduction in interest rates and borrowing volume on the domestic borrowings relative to the prior-year quarter.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was 23.2% for the three months ended April 30, 2014, which was affected primarily by the income earned in Saudi Arabia. Royalty income will be included as Subpart F income (subject to the limitation for current earnings and profits) due to the expiration of IRC Section 954(c)(6). This additional income has no impact on the overall tax recorded due to the full valuation allowance maintained in the U.S. The Company remains in an NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 4 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2014 were $12.8 million compared to $13.4 million at January 31, 2014. At April 30, 2014, $0.2 million was held in the U.S. and $12.6 million was held at the foreign subsidiaries. The Company's working capital was $55.2 million on April 30, 2014 compared to $47.6 million on January 31, 2014. Net cash used in operating activities during the first three months of 2014 was $1.3 million compared to

$14.1 million during the first three months of 2013. The Company does not believe that it will be necessary to repatriate investments in subsidiaries held outside of the U.S.

Net cash used in investing activities for the three months ended April 30, 2014 was $0.8 million.

Debt totaled $32.6 million at April 30, 2014, a net increase of $0.9 million compared to the beginning of the current fiscal year. Debt decreased $11.0 million from April 30, 2013. Stockholders' equity increased to $80.3 million at April 30, 2014 from $64.4 million at April 30, 2013. The leverage ratio of debt/equity was 0.41 at April 30, 2014 compared to 0.68 at April 30, 2013. For additional information, see "Notes to Consolidated Financial Statements, Note 10 Debt" contained in Item 1 of this report. Net cash provided by financing activities was $1.4 million for the three months ended April 30, 2014.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At April 30, 2014, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) prime rate; or (b) 2% plus the LIBOR rate for the corresponding interest period. As of April 30, 2014, the Company had borrowed $10.2 million at prime and LIBOR rates and had $7.6 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At April 30, 2014, the amount of such restricted cash was $0.1 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At April 30, 2014, the Company was in compliance with the covenant under the credit arrangement. Interest rates are as follows: 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6%. At April 30, 2014, borrowings under these credit arrangements totaled $3.4 million; an additional $22.4 million remained unused.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2014 contained in the Company's most recent annual report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2014 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended April 30, 2014 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	June 10, 2014	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 10, 2014	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)