Form 10-Q
period 2014-07-31
MFRI INC
filed 2014-09-09
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

On September 5, 2014, there were 7,289,376 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2014

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales	$53,370	$60,802	$112,894	$115,493
Cost of sales	42,825	47,371	86,360	89,343
Gross profit	10,545	13,431	26,534	26,150

Operating expenses
General and administrative expenses	6,713	6,359	14,130	13,214
Selling expenses	2,037	2,302	4,900	5,633
Total operating expenses	8,750	8,661	19,030	18,847

Income from operations	1,795	4,770	7,504	7,303

Income (loss) from joint venture	219	(172)	211	(467)

Interest expense, net	263	385	500	806
Income from continuing operations before income taxes	1,751	4,213	7,215	6,030

Income tax expense (benefit)	276	(268)	1,542	(163)

Income from continuing operations	1,475	4,481	5,673	6,193

(Loss) income from discontinued operations, net of tax	(111)	(85)	(482)	9,284

Net income	$1,364	$4,396	$5,191	$15,477

Weighted average common shares outstanding
Basic	7,248	6,985	7,212	6,958
Diluted	7,386	7,054	7,350	6,985

Earnings per share from continuing operations
Basic	$0.20	$0.64	$0.79	$0.89
Diluted	$0.20	$0.63	$0.77	$0.89
(Loss) earnings per share from discontinued operations
Basic and diluted	($0.02)	($0.01)	($0.07)	$1.33
Earnings per share
Basic	$0.19	$0.63	$0.72	$2.22
Diluted	$0.18	$0.62	$0.71	$2.22
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net income	$1,364	$4,396	$5,191	$15,477

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(240)	245	(170)	(720)
Interest rate swap, net of tax	(12)	147	(22)	159
Other comprehensive (loss) income	(252)	392	(192)	(561)

Comprehensive income	$1,112	$4,788	$4,999	$14,916

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	July 31, 2014	January 31, 2014
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$14,972	$13,395
Restricted cash	718	439
Trade accounts receivable, less allowance for doubtful accounts of $211 at July 31, 2014 and $194 at January 31, 2014	44,412	45,659
Inventories, net	32,248	33,547
Assets held for sale	—	1,223
Prepaid expenses and other current assets	4,674	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	3,046	1,476
Total current assets	100,070	101,092
Property, plant and equipment, net of accumulated depreciation	42,001	42,541
Long-term assets
Deferred tax assets	1,036	1,667
Note receivable	4,589	4,659
Investment in joint venture	6,760	6,550
Cash surrender value on life insurance policies	3,214	3,110
Other assets	2,244	2,363
Assets held for sale long-term	—	914
Patents, net of accumulated amortization	379	373
Total long-term assets	18,222	19,636
Total assets	$160,293	$163,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,334	$15,276
Accrued compensation and payroll taxes	4,764	5,254
Commissions and management incentives payable	4,686	9,235
Current maturities of long-term debt	6,079	8,274
Customers' deposits	7,172	7,372
Liabilities held for sale	—	527
Billings in excess of costs and estimated earnings on uncompleted contracts	678	2,222
Other accrued liabilities	1,642	1,840
Deferred tax liabilities	920	889
Income taxes payable	1,433	2,593
Total current liabilities	38,708	53,482
Long-term liabilities
Long-term debt, less current maturities	30,809	23,469
Deferred compensation liabilities	6,827	6,509
Liabilities held for sale long-term	—	968
Other long-term liabilities	2,193	2,203
Total long-term liabilities	39,829	33,149
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,283 issued and outstanding at July 31, 2014 and 7,169 issued and outstanding at January 31, 2014	73	72
Additional paid-in capital	52,262	52,144
Retained earnings	30,773	25,582
Accumulated other comprehensive loss	(1,352)	(1,160)
Total stockholders' equity	81,756	76,638
Total liabilities and stockholders' equity	$160,293	$163,269
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Net income			21,027		21,027
Stock options exercised	3	1,585			1,588
Stock-based compensation expense		196			196
Shares issued		5			5
Interest rate swap				151	151
Pension liability adjustment				966	966
Foreign currency translation adjustments			2	(1,269)	(1,267)
Tax benefit on above items				(283)	(283)
Total stockholders' equity at January 31, 2014	$72	$52,144	$25,582	($1,160)	$76,638

Net income			$5,191		5,191
Stock options exercised	1	270			271
Stock-based compensation benefit		(210)			(210)
Shares issued		58			58
Interest rate swap				(29)	(29)
Foreign currency translation adjustments			—	(168)	(168)
Tax benefit on above items				5	5
Total stockholders' equity at July 31, 2014	$73	$52,262	$30,773	($1,352)	$81,756

Shares	2014	2013
Balances at beginning of year	7,168,537	6,924,084
Shares issued	114,189	244,453
Balances at July 31, 2014	7,282,726	7,168,537

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2014	2013
Operating activities
Net income	$5,191	$15,477
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	2,899	3,013
Loss (gain) on disposal of discontinued operations	12	(9,762)
Deferred tax expense	669	1,835
Stock-based compensation (benefit) expense	(210)	68
(Income) loss from joint venture	(211)	467
Cash surrender value on life insurance policies	(104)	(57)
Gain on disposal of fixed assets	(3)	(240)
Provision on uncollectible accounts	(560)	(15)
Changes in operating assets and liabilities
Accounts receivable	1,821	(22,334)
Inventories	1,303	3,689
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,115)	(154)
Accounts payable	(5,049)	(3,096)
Accrued compensation and payroll taxes	(5,036)	4,315
Customers' deposits	(200)	2,376
Income taxes receivable and payable	(702)	455
Prepaid expenses and other current assets	151	(678)
Other assets and liabilities	380	(7,708)
Net cash used in operating activities	(2,764)	(12,349)

Investing activities
Net proceeds from sale of discontinued operations	—	16,378
Capital expenditures	(2,354)	(939)
Proceeds from sales of property and equipment	3	—
Net cash (used in) provided by investing activities	(2,351)	15,439

Financing activities
Proceeds from debt	35,309	58,927
Payments of debt on revolving lines of credit	(28,375)	(54,907)
Payments of other debt	(1,479)	(3,753)
Increase (decrease) in drafts payable	1,105	(3,106)
Payments on capitalized lease obligations	(290)	(304)
Stock options exercised and restricted shares issued	329	473
Net cash provided by (used in) financing activities	6,599	(2,670)

Effect of exchange rate changes on cash and cash equivalents	93	(293)
Net increase in cash and cash equivalents	1,577	127
Cash and cash equivalents - beginning of period	13,395	7,035
Cash and cash equivalents - end of period	$14,972	$7,162

Supplemental cash flow information
Interest paid	$730	$1,197
Income taxes paid	2,366	311
Funds held in escrow related to the sale of Thermal Care, Inc. assets	191	1,125
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2014
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2014 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2014 and 2013 are for the six months ended July 31, 2014 and 2013, respectively.

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

For the three months ended July 31, 2014, no customer accounted for 10% of the Company's consolidated net sales and one customer in Piping Systems accounted for 11% of the Company's consolidated net sales for the three months ended July 31, 2013. For the six months ended July 31, 2014, one customer in Piping Systems accounted for 14% of the Company's consolidated net sales and no customer accounted for 10% of the Company's consolidated net sales for the six months ended July 31, 2013.

At July 31, 2014, one customer in Piping Systems accounted for 28% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24% of accounts receivable.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales
Piping Systems	$33,789	$43,478	$76,143	$79,536
Filtration Products	19,581	17,324	36,751	35,957
Total	$53,370	$60,802	$112,894	$115,493
Gross profit
Piping Systems	$7,846	$10,590	$21,304	$21,034
Filtration Products	2,699	2,841	5,230	5,116
Total	$10,545	$13,431	$26,534	$26,150
Income (loss) from operations
Piping Systems	$3,783	$6,493	$11,800	$11,873
Filtration Products	(30)	501	(574)	18
Corporate	(1,958)	(2,224)	(3,722)	(4,588)
Total	$1,795	$4,770	$7,504	$7,303

Prior to 2014, the Company did not allocate certain general administrative costs and variances, including costs related to payroll processing and information systems, to its operating segments and instead included these costs and variances in corporate expenses. In 2014, the Company began allocating these costs and variances to its operating segments.

3.
Discontinued operations. On April 30, 2013, the Company sold most of the domestic assets of its industrial process cooling subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $16.4 million cash. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate. In October 2013, the Company decided to sell its remaining industrial process cooling business in Denmark. This business was sold on February 28, 2014. From October 2013 until the date of sale, the business was operational and selling product. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. The $0.3 million of tax expense for the six months ended July 31, 2014 relates to the reversal of deferred tax assets on the books of the Denmark subsidiary upon the sale of that subsidiary. Results of the discontinued operations for the three and six months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net sales	$—	$863	$176	$11,282

(Loss) Gain on disposal of discontinued operations	$—	($1,617)	($12)	$9,953
(Loss) income from discontinued operations	(111)	1,574	(178)	1,729
(Loss) income from discontinued operations before income taxes	(111)	(43)	(190)	11,682
Income tax expense	—	42	292	2,398
(Loss) income from discontinued operations, net of tax	($111)	($85)	($482)	$9,284

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

The Company's consolidated effective tax rate ("ETR") from continuing operations was 21.4% and (2.7)% for the six months ended July 31, 2014 and 2013, respectively. The change in the ETR for the two periods relate to the mix of income earned in zero rate jurisdictions, a valuation allowance release in Saudi Arabia in the prior-year period, and the benefit of the gain in discontinued operations allocated to continuing operations in the prior-year period. Royalty income will be included as Subpart F income (subject to the limitation for current earnings and profits) due to the expiration of IRC Section 954(c)(6). This additional income has no impact on the overall tax recorded for the six months ended July 31, 2014 due to the full valuation allowance maintained in the U.S. The foreign earnings are considered to be indefinitely reinvested outside the U.S.

The Company files income tax returns in U.S. federal and state jurisdictions. In July 2014, the Company received a notice from the Internal Revenue Service that they had concluded the tax audit for the years ended January 31, 2012 and 2013. No changes were made to the reported tax. As of July 31, 2014, open tax years in federal and some state jurisdictions date back to 2011. In addition, federal and state tax years January 31, 2002 through January 31, 2011 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. The Company has net operating loss carryforwards expiring in various years beginning January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of July 31, 2014, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. The patents are not material either individually, or in the aggregate, because the Company believes sales would not be materially reduced if patent protection were not available. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.63 million and $2.60 million as of July 31, 2014 and January 31, 2014, respectively. Accumulated amortization was approximately $2.25 million and $2.23 million as of July 31, 2014 and January 31, 2014, respectively. Future amortizations over the next five years ending January 31 will be $25,600 in 2015, $48,000 in 2016, $44,200 in 2017, $41,200 in 2018, $32,200 in 2019, and $187,900 thereafter.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Patent amortization expense	$12	$12	$25	$26

6.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Stock-based compensation expense (benefit)	$90	($62)	($291)	$57
Restricted stock based compensation expense	$176	$226	$107	$226

Stock-based compensation was a benefit year to date due to cancellations. Most of these cancellations related to former employees from the discontinued operations.

Options

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Six Months Ended July 31,
Fair value assumptions	2014	2013
Expected volatility	40.88% - 60.26%	51.78% - 65.54%
Risk free interest rate	.74% - 2.19%	.74% - 2.82%
Dividend yield	none	none
Expected life	4.9 - 5.7 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 31, 2014	776	$11.69	6.1	$3,859
Granted	97	12.41
Exercised	(38)	7.20		155
Expired or forfeited	(53)	19.91
Outstanding end of period	782	11.45	6.2	1,687

Exercisable end of period	530	$12.09	4.9	$1,314

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2014	263	$8.31	$1,633
Granted	97	12.41
Vested	(100)
Expired or forfeited	(8)	8.30
Outstanding end of period	252	$10.08	$373

As of July 31, 2014, there was $1.0 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.9 years.

Restricted stock

In June 2014 under the Company's 2013 Omnibus Plan, the Company granted deferred stock units to each non-employee director at the time of the annual meeting of stockholders equal to the result of dividing $30,000 by the fair market value of the common stock on the date of grant. The stock will be distributed to the directors upon their separation from service. During the current quarter, two board members retired and 7,580 shares of common stock were issued to them.

In June 2014 under the 2013 Omnibus Plan, the Company granted restricted stock to Tier I and Tier II executive officers. A portion of the restricted stock vests ratably over two years, a portion vests ratably over three years and a portion vests in three years based on performance. Until restricted stock becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise), except by will or the laws of descent and distribution, and is not subject to execution, attachment or similar process. The Company issues new shares from its authorized but unissued share pool. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period.

During the quarter, restricted shares vested from the prior year grant. The following table summarizes restricted stock activity for the year:

Restricted stock activity	Shares Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2014	29	$14.52	$419
Granted	84	12.41
Issued	(80)
Outstanding end of period	33	$11.01	$368

As of July 31, 2014, there was $0.6 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.3 years.

7.	Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	7,248	6,985	7,212	6,958
Dilutive effect of equity incentive plans	138	69	138	27
Weighted average common shares outstanding assuming full dilution	7,386	7,054	7,350	6,985

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	160	375	160	375

Stock options with an exercise price below the average market price	547	574	547	574

8.	Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Interest expense	$391	$510	$743	$1,095
Interest income	(128)	(125)	(243)	(289)
Interest expense, net	$263	$385	$500	$806

9.	Debt. Debt totaled $36.9 million at July 31, 2014, a net increase of $5.1 million since January 31, 2014.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At July 31, 2014, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) prime rate; or (b) 2% plus the LIBOR rate for the corresponding interest period. As of July 31, 2014, the Company had borrowed $15.7 million at prime and LIBOR rates and had $7.0 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2014, the amount of such restricted cash was $0.3 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangements covenants requires a minimum tangible net worth to be maintained. At July 31, 2014, the Company was in compliance with the covenants under the credit arrangements. Interest rates are as follows: 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6%. At July 31, 2014, borrowings under these credit arrangements totaled $3.2 million; an additional $29.5 million remained unused.

10.
Fair value of financial instruments. At July 31, 2014, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The derivative mark to market was $0.1 million as of July 31, 2014 and January 31, 2014, respectively. This was included in other long-term liabilities on the consolidated balance sheets.

11.
Recent accounting pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard provides for a single comprehensive model and supersedes most current revenue recognition guidance, including industry specific guidance, and provides for enhanced disclosure requirements. The objective of the new guidance is to improve the consistency, comparability and usefulness to users of financial statements. ASU 2014-09 provides for two implementation methods (1) full retrospective application to each prior period or (2) modified retrospective application with the cumulative effect as of the date of adoption. The Company is in the process of evaluating the new pronouncement which is effective for annual reporting periods beginning after December 15, 2016, and early application is not permitted.

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

For the three months ended July 31, 2014, no customer accounted for 10% of the Company's consolidated net sales and one customer in Piping Systems accounted for 11% of the Company's consolidated net sales for the three months ended July 31, 2013. For the six months ended July 31, 2014, one customer in Piping Systems accounted for 14% of the Company's consolidated net sales and no customer accounted for 10% of the Company's consolidated net sales for the six months ended July 31, 2013.

At July 31, 2014, one customer in Piping Systems accounted for 28% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24% of accounts receivable.

Three months ended July 31, 2014 ("current quarter") vs. Three months ended July 31, 2013 ("prior-year quarter")

Net sales decreased 12% to $53.4 million in the current quarter, from $60.8 million in the prior-year quarter. Filtration Products sales increased 13% or by $2.3 million, due to a large domestic original equipment manufacturer ("OEM") order. Piping Systems sales decreased 22% or $9.7 million compared to the prior-year quarter due to lower volume in Saudi Arabia and the United Arab Emirates ("U.A.E.") offset by an increase in domestic oil and gas projects.

Gross profit decreased to $10.5 million in the current quarter from $13.4 million in the prior-year quarter, mainly due to the sales volume decrease in Piping Systems. Filtration Products' gross profit decreased by $0.1 million compared to the prior-year quarter due to customer mix.

Operating expenses remained constant. Operating expenses as a percent of net sales increased to 16.4% from 14.2%.

Second quarter net income was $1.4 million compared to $4.4 million in the prior-year quarter. The decrease was due to the lower sales volume and margin in Piping Systems and lower margin in Filtration Products.

Six months ended July 31, 2014 ("YTD") vs. Six months ended July 31, 2013 ("prior-year YTD")

YTD net sales decreased 2% to $112.9 million from $115.5 million for the prior-year YTD. Filtration Products sales increased 2% due to a large domestic OEM order. Piping Systems sales decreased 4% or $3.4 million compared to the prior-year YTD due to lower volume in Saudi Arabia and the U.A.E. offset by an increase in domestic oil and gas projects.

Gross profit increased to $26.5 million from $26.2 million in the prior-year YTD. Operating expenses remained constant. Operating expenses as a percent of net sales increased to 16.9% from 16.3%.

Pretax income from continuing operations was $7.2 million versus $6.0 million last year. Factors contributing to the improvement in results were an 80 basis point increase in gross margin, profitable performance by our Canadian joint venture and lower interest expense.

The Company's YTD consolidated effective tax rate from continuing operations was 21.4%, which was affected primarily by income earned overseas in lower tax jurisdictions and the impact of the full valuation allowance maintained against domestic deferred tax assets.

Net income was $5.2 million compared to $15.5 million in the prior-year's YTD. The prior-year YTD included the sale of most of Thermal Care's domestic assets and higher taxes in the current year.

Piping Systems
Current quarter vs. prior-year quarter

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

Net sales decreased 22% to $33.8 million in the current quarter from $43.5 million in the prior-year quarter. The decrease was attributed to lower volume in Saudi Arabia and the U.A.E. offset by an increase in domestic oil and gas projects.

Gross margin decreased to 23% of net sales in the current quarter from 24% of net sales in the prior-year quarter. Gross profit decreased due to the lower volume produced at the Saudi Arabian and U.A.E. piping facilities. Operating expenses were constant.

YTD vs. prior-year YTD

YTD net sales decreased 4% to $76.1 million from $79.5 million in the prior-year YTD. The decrease was attributed to lower volume in Saudi Arabia and the U.A.E. offset by an increase in domestic oil and gas projects.

Gross margin increased to 28% of net sales YTD from 26% of net sales in the prior-year YTD. Gross profit increased due to the domestic oil and gas projects.

Operating expense increased to $9.5 million or 12.5% of net sales YTD, from $9.2 million or 11.5% of net sales in the prior-year YTD. Prior to 2014, the Company did not allocate certain general administrative costs and variances, including costs related to payroll processing and information systems, to its operating segments and instead included these costs and variances in corporate expenses. In 2014, the Company began allocating these costs and variances to its operating segments and as a result reclassified a total of $0.2 million from corporate expenses to the Piping Systems segment. The increase was also due to higher health insurance cost, offset by lower management incentive compensation expense due to lower earnings in the period.

Filtration Products
Current quarter vs. prior-year quarter

Net sales increased 13% to $19.6 million in the current quarter from $17.3 million in the prior-year quarter. Sales rose due to a large domestic OEM order. Gross profit decreased to $2.7 million from $2.8 million, due to customer mix and costs associated with the introduction of new high-efficiency filtration solutions. The Company continues to expand its geographic market coverage and works to leverage its margin through expense controls to strengthen this segment.

Operating expenses increased to $2.7 million in the current quarter from $2.3 million in the prior-year quarter. Increased sales staffing and additional advertising and trade shows contributed to the net increase in expense. The prior-year quarter included a foreign exchange gain.

YTD vs. prior-year YTD

YTD net sales increased 2.2% to $36.8 million from $36.0 million in the prior-year YTD. Sales rose due to a large domestic OEM order. Gross profit increased to $5.2 million from $5.1 million, due to product mix. Over the past year, the Company has implemented many initiatives to resize the fabric filter business and lower manufacturing costs in all plants. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

YTD operating expenses increased to $5.8 million from $5.1 million in the prior-year YTD. Increased sales staffing, increased bad debt expense and additional advertising and trade shows contributed to the net increase in expenses. The prior-year YTD included a foreign exchange gain.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased to $2.0 million in the current quarter from $2.2 million in the prior-year quarter. This decrease was due to lower management incentive and deferred compensation expenses, reduced bank fees offset by increased stock compensation expense. The prior-year quarter included a loss on an interest rate swap.

Net interest expense was $0.3 million in the current quarter versus $0.4 million in the prior-year quarter, due to a reduction in interest rates and borrowing volume on the domestic borrowings relative to the prior-year quarter.

YTD vs. prior-year YTD

YTD general and administrative expenses decreased to $3.7 million from $4.6 million in the prior-year YTD due to a decrease in stock compensation expense that resulted in a benefit in the current year. The stock compensation benefit is related to the cancellation of stock options from former employees from the discontinued operations. The decrease in general and administrative expenses was also due to lower management incentive and deferred compensation expenses, reduced bank fees, and rental income related to the space occupied by the discontinued operation. The prior-year YTD included a loss on an interest rate swap.

YTD net interest expense was $0.5 million versus $0.8 million in the prior-year YTD, due to a reduction in interest rates and borrowing volume on the domestic borrowings relative to the prior-year YTD.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was 21.4% for the six months ended July 31, 2014, which was affected primarily by income earned overseas in lower tax jurisdictions and the impact of the full valuation allowance maintained against domestic deferred tax assets. Royalty income will be included as Subpart F income (subject to the limitation for current earnings and profits) due to the expiration of IRC Section 954(c)(6). This additional income has no impact on the overall tax recorded due to the full valuation allowance maintained in the U.S. The Company remains in an NOL carryforward position. In July 2014, the Company received a notice from the Internal Revenue Service that they had concluded the tax audit for the years ended January 31, 2012 and 2013. No changes were made to the reported tax. For additional information, see "Notes to Consolidated Financial Statements, Note 4 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2014 were $15.0 million compared to $13.4 million at January 31, 2014. At July 31, 2014, $0.3 million was held in the U.S. and $14.7 million was held at the foreign subsidiaries. The Company's working capital was $61.4 million on July 31, 2014 compared to $47.6 million on January 31, 2014. Net cash used in operating activities during the first six months of 2014 was $2.8 million compared to $12.3 million during the first six months of 2013. The Company does not believe that it will be necessary to repatriate investments in subsidiaries held outside of the U.S.

Net cash used in investing activities for the six months ended July 31, 2014 was $2.4 million.

Debt totaled $36.9 million at July 31, 2014, a net increase of $5.1 million compared to the beginning of the current fiscal year. Debt decreased $5.0 million from July 31, 2013. Stockholders' equity increased to $81.8 million at July 31, 2014 from $69.6 million at July 31, 2013. The leverage ratio of debt/equity was 0.45 at July 31, 2014 compared to 0.60 at July 31, 2013. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt" contained in Item 1 of this report. Net cash provided by financing activities was $6.6 million for the six months ended July 31, 2014.

On July 11, 2002, the Company entered into a secured loan and security agreement with a financial institution ("Loan Agreement"). Under the terms of the Loan Agreement as amended, which matures on November 30, 2016, the Company can borrow up to $25 million, subject to borrowing base and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, investments, do not permit payment of dividends and require attainment of specific levels of profitability and cash flows. At July 31, 2014, the Company was in compliance with all covenants under the Loan Agreement. Interest rates are based on options selected by the Company as follows: (a) prime rate; or (b) 2% plus the LIBOR rate for the corresponding interest period. As of July 31, 2014, the Company had borrowed $15.7 million at prime and LIBOR rates and had $7.0 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Loan Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. The Loan Agreement provides that all domestic receipts are deposited in a bank account from which all funds may only be used to pay the debt under the Loan Agreement. At July 31, 2014, the amount of such restricted cash was $0.3 million. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At July 31, 2014, the Company was in compliance with the covenants under the credit arrangements. Interest rates are as follows: 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6%. At July 31, 2014, borrowings under these credit arrangements totaled $3.2 million; an additional $29.5 million remained unused.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2014 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended July 31, 2014 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	September 9, 2014	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2014	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)