Form 10-Q
period 2014-10-31
MFRI INC
filed 2014-12-09
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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

On December 5, 2014, there were 7,290,576 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended October 31, 2014

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales	$43,819	$57,967	$156,713	$173,460
Cost of sales	37,098	41,080	123,458	130,423
Gross profit	6,721	16,887	33,255	43,037

Operating expenses
General and administrative expenses	5,291	7,550	19,421	20,760
Selling expenses	2,666	2,550	7,566	8,184
Total operating expenses	7,957	10,100	26,987	28,944

(Loss) income from operations	(1,236)	6,787	6,268	14,093

Income from joint venture	903	715	1,114	248

Interest expense, net	293	276	793	1,082
(Loss) income from continuing operations before income taxes	(626)	7,226	6,589	13,259

Income tax expense (benefit)	11	64	1,553	(99)

(Loss) income from continuing operations	(637)	7,162	5,036	13,358

Income (loss) from discontinued operations, net of tax	265	226	(217)	9,510

Net (loss) income	($372)	$7,388	$4,819	$22,868

Weighted average common shares outstanding
Basic	7,290	7,068	7,238	6,995
Diluted	7,290	7,163	7,337	7,041

(Loss) earnings per share from continuing operations
Basic	($0.09)	$1.01	$0.70	$1.91
Diluted	($0.09)	$1.00	$0.69	$1.90
Earnings (loss) per share from discontinued operations
Basic	$0.04	$0.03	($0.03)	$1.36
Diluted	$0.04	$0.03	($0.03)	$1.35
(Loss) earnings per share
Basic	($0.05)	$1.05	$0.67	$3.27
Diluted	($0.05)	$1.03	$0.66	$3.25
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net (loss) income	($372)	$7,388	$4,819	$22,868

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(484)	(58)	(654)	(778)
Interest rate swap, net of tax	(8)	(4)	(30)	155
Other comprehensive loss	(492)	(62)	(684)	(623)

Comprehensive (loss) income	($864)	$7,326	$4,135	$22,245

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2014	January 31, 2014
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$14,416	$13,395
Restricted cash	429	439
Trade accounts receivable, less allowance for doubtful accounts of $177 at October 31, 2014 and $194 at January 31, 2014	40,975	45,659
Inventories, net	30,957	33,547
Assets held for sale	—	1,223
Prepaid expenses and other current assets	4,833	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	2,535	1,476
Total current assets	94,145	101,092
Property, plant and equipment, net of accumulated depreciation	42,279	42,541
Long-term assets
Deferred tax assets	1,279	1,667
Note receivable	4,442	4,659
Investment in joint venture	7,669	6,550
Cash surrender value on life insurance policies	3,263	3,110
Other assets	2,530	2,363
Assets held for sale long-term	—	914
Patents, net of accumulated amortization	396	373
Total long-term assets	19,579	19,636
Total assets	$156,003	$163,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,425	$15,276
Accrued compensation and payroll taxes	5,471	5,254
Commissions and management incentives payable	5,646	9,235
Current maturities of long-term debt	4,539	8,274
Customers' deposits	7,788	7,372
Liabilities held for sale	—	527
Billings in excess of costs and estimated earnings on uncompleted contracts	683	2,222
Other accrued liabilities	2,122	1,840
Deferred tax liabilities	920	889
Income taxes payable	1,271	2,593
Total current liabilities	39,865	53,482
Long-term liabilities
Long-term debt, less current maturities	26,102	23,469
Deferred compensation liabilities	6,718	6,509
Liabilities held for sale long-term	—	968
Other long-term liabilities	2,215	2,203
Total long-term liabilities	35,035	33,149
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,291 issued and outstanding at October 31, 2014 and 7,169 issued and outstanding at January 31, 2014	73	72
Additional paid-in capital	52,474	52,144
Retained earnings	30,401	25,582
Accumulated other comprehensive loss	(1,845)	(1,160)
Total stockholders' equity	81,103	76,638
Total liabilities and stockholders' equity	$156,003	$163,269
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Net income			21,027		21,027
Stock options exercised	3	1,585			1,588
Stock-based compensation expense		196			196
Shares issued		5			5
Interest rate swap				151	151
Pension liability adjustment				966	966
Foreign currency translation adjustments			2	(1,269)	(1,267)
Tax benefit on above items				(283)	(283)
Total stockholders' equity at January 31, 2014	$72	$52,144	$25,582	($1,160)	$76,638

Net income			$4,819		4,819
Stock options exercised	1	329			330
Stock-based compensation benefit		(57)			(57)
Shares issued		58			58
Interest rate swap				(40)	(40)
Foreign currency translation adjustments				(653)	(653)
Tax benefit on above items				8	8
Total stockholders' equity at October 31, 2014	$73	$52,474	$30,401	($1,845)	$81,103

Shares	2014	2013
Balances at beginning of year	7,168,537	6,924,084
Shares issued	122,039	244,453
Balances at October 31, 2014	7,290,576	7,168,537

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2014	2013
Operating activities
Net income	$4,819	$22,868
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation and amortization	4,299	4,465
Loss (gain) on disposal of discontinued operations	283	(10,111)
Deferred tax expense	420	93
Stock-based compensation (benefit) expense	(57)	95
Income from joint venture	(1,114)	(248)
Cash surrender value on life insurance policies	(153)	(131)
Loss on disposal of fixed assets	4	305
Provision on uncollectible accounts	(592)	(114)
Changes in operating assets and liabilities
Accounts receivable	5,108	(24,049)
Inventories	2,434	3,044
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,598)	1,227
Accounts payable	(4,494)	(7,052)
Accrued compensation and payroll taxes	(3,309)	4,329
Customers' deposits	416	1,669
Income taxes receivable and payable	(1,311)	2,220
Prepaid expenses and other current assets	805	(3,736)
Other assets and liabilities	107	(6,204)
Net cash provided by (used in) operating activities	5,067	(11,330)

Investing activities
Net proceeds from sale of discontinued operations	—	16,378
Capital expenditures	(4,208)	(1,817)
Proceeds from sales of property and equipment	8	8
Net cash (used in) provided by investing activities	(4,200)	14,569

Financing activities
Proceeds from debt	62,876	76,633
Payments of debt on revolving lines of credit	(61,053)	(70,446)
Payments of other debt	(2,059)	(6,817)
Increase (decrease) in drafts payable	722	(118)
Payments on capitalized lease obligations	(573)	(453)
Stock options exercised and restricted shares issued	388	911
Net cash provided by (used in) financing activities	301	(290)

Effect of exchange rate changes on cash and cash equivalents	(147)	538
Net increase in cash and cash equivalents	1,021	3,487
Cash and cash equivalents - beginning of period	13,395	7,035
Cash and cash equivalents - end of period	$14,416	$10,522

Supplemental cash flow information
Interest paid	$1,165	$1,694
Income taxes paid	2,503	396
Fixed assets acquired under capital leases	614	20
Funds held in escrow related to the sale of Thermal Care, Inc. assets	61	1,125
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2014
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2014 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2014 and 2013 are for the nine months ended October 31, 2014 and 2013, respectively.

2.
Business segment reporting. The Company has two reportable segments: Piping Systems which engineers, designs, manufactures and sells specialty piping, leak detection and location systems, and Filtration Products, which manufactures custom-designed industrial filtration products to remove particulates from air and other gas streams.

For the three months ended October 31, 2014 and 2013, respectively, no customer accounted for 10% of the Company's consolidated net sales. For the nine months ended October 31, 2014, one customer in Piping Systems accounted for 12.6% of the Company's consolidated net sales, and no customer accounted for 10% of the Company's consolidated net sales for the nine months ended October 31, 2013.

At October 31, 2014, one customer in Piping Systems accounted for 33% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24% of accounts receivable.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales
Piping Systems	$26,540	$42,289	$102,683	$121,825
Filtration Products	17,279	15,678	54,030	51,635
Total	43,819	$57,967	$156,713	$173,460
Gross profit
Piping Systems	$4,609	$14,726	$25,913	$35,760
Filtration Products	2,112	2,161	7,342	7,277
Total	$6,721	$16,887	$33,255	$43,037
Income (loss) from operations
Piping Systems	$1,096	$9,403	$12,896	$21,276
Filtration Products	(726)	(486)	(1,300)	(468)
Corporate	(1,606)	(2,130)	(5,328)	(6,715)
Total	($1,236)	$6,787	$6,268	$14,093

Prior to 2014, the Company did not allocate certain general administrative costs, including costs related to payroll processing and information systems, to its operating segments and instead included these costs and variances in corporate expenses. In 2014, the Company began allocating these costs and variances to its operating segments.

3.
Discontinued operations. On April 30, 2013, the Company sold most of the domestic assets of its industrial process cooling subsidiary Thermal Care, Inc. to a subsidiary of IPEG, Inc. for $16.4 million cash. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate. In October 2013, the Company decided to sell its remaining industrial process cooling business in Denmark. This business was sold on February 28, 2014. From October 2013 until the date of sale, the business was operational and selling product. These businesses are reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. The $317 thousand of tax expense for the nine months ended October 31, 2014 relates to the reversal of deferred tax assets on the books of the Denmark subsidiary upon the sale of that subsidiary. Results of the discontinued operations for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net sales	$—	$874	$176	$13,049

Gain (loss) on disposal of discontinued operations	$295	($12)	$283	$9,750
(Loss) income from discontinued operations	(5)	(551)	(183)	1,627
Income (loss) from discontinued operations before income taxes	290	(563)	100	11,377
Income tax expense (benefit)	25	(789)	317	1,867
Income (loss) from discontinued operations, net of tax	$265	$226	($217)	$9,510

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

The Company's consolidated effective tax rate ("ETR") from continuing operations was 23.6% and (0.7)% for the nine months ended October 31, 2014 and 2013, respectively. The change in the ETR for the two periods relates to the mix of income earned in zero rate jurisdictions, a valuation allowance release in Saudi Arabia in the prior-year period, and the benefit of the gain in discontinued operations allocated to continuing operations in the prior-year period. Royalty income will be included as Subpart F income (subject to the limitation for current earnings and profits) due to the expiration of IRC Section 954(c)(6). This additional income has no impact on the overall tax recorded for the nine months ended October 31, 2014 due to the full valuation allowance maintained in the U.S. In October 2014, the Company did a one-time repatriation of foreign earnings of $0.8 million. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries.

The Company files income tax returns in U.S. federal and state jurisdictions. In July 2014, the Company received a notice from the Internal Revenue Service that they had concluded the tax audit for the years ended January 31, 2012 and 2013. No changes were made to the reported tax. As of October 31, 2014, open tax years in federal and some state jurisdictions date back to 2011. In addition, federal and state tax years January 31, 2002 through January 31, 2011 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. The Company has net operating loss carryforwards expiring in various years beginning January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of October 31, 2014, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.66 million and $2.60 million as of October 31, 2014 and January 31, 2014, respectively. Accumulated amortization was approximately $2.27 million and $2.23 million as of October 31, 2014 and January 31, 2014, respectively. Future amortizations over the next five years ending January 31 will be $13,550 in 2015, $51,000 in 2016, $47,200 in 2017, $44,150 in 2018, $35,200 in 2019, and $205,200 thereafter.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Patent amortization expense	$13	$12	$38	$38

6.
Investment in joint venture. In October 2009, the Company invested $5.9 million, which consisted of $2 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Aegion Corporation. The joint venture operates in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market.

The Company accounts for the investment in the joint venture using the equity method. The financial results are included in the Company's consolidated financial statements.

	Nine Months Ended October 31,
	2014	2013
Income from joint venture	1,114	248

The following information summarizes the joint venture financial data as of October 31, 2014 and January 31, 2014, respectively:

	October 31, 2014	January 31, 2014
Current assets	$14,451	$13,034
Noncurrent assets	16,085	17,093
Current liabilities	4,184	2,921
Noncurrent liabilities	11,923	14,837
Equity	14,429	12,369

	Nine Months Ended October 31,
	2014	2013
Revenue	$28,666	$19,913
Gross profit	5,426	3,157
Income from continuing operations	3,820	1,570
Net income	2,268	516

7.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Stock-based compensation expense (benefit)	$74	($2)	($217)	$55
Restricted stock based compensation expense	$16	$62	$123	$288

Stock-based compensation was a benefit year-to-date due to cancellations. Most of these cancellations related to former employees from the discontinued operations.

Options

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Nine Months Ended October 31,
Fair value assumptions	2014	2013
Expected volatility	40.88% - 59.39%	49.65% - 65.54%
Risk free interest rate	.74% - 1.77%	.74% - 2.82%
Dividend yield	none	none
Expected life	4.9 - 5.1 years	4.9 - 5.7 years

Option activity	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 31, 2014	776	$11.69	6.1	$3,859
Granted	97	12.41
Exercised	(45)	7.27		155
Expired or forfeited	(61)	19.35
Outstanding end of period	767	11.45	6.0	857

Exercisable end of period	520	$12.09	4.7	$676

Unvested option activity	Unvested Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2014	263	$8.31	$1,633
Granted	97	12.41
Vested	(102)
Expired or forfeited	(11)	8.36
Outstanding end of period	247	$10.10	$180

As of October 31, 2014, there was $0.9 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.6 years.

Restricted stock

In June 2014 under the Company's 2013 Omnibus Plan, the Company granted deferred stock units to each non-employee director at the time of the annual meeting of stockholders equal to the result of dividing $30,000 by the fair market value of the common stock on the date of grant. The stock will be distributed to the directors upon their separation from service. During the second quarter of 2014, two board members retired and 7,580 shares of common stock were issued to them.

In June 2014 under the 2013 Omnibus Plan, the Company granted restricted stock to Tier I and Tier II executive officers. A portion of the restricted stock vests in annual installments over two years, a portion vests in annual installments over three years and a portion vests in three years based on performance. Until restricted stock becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise), except by will or the laws of descent and distribution, and is not subject to execution, attachment or similar process. The Company issues new shares from its authorized but unissued share pool. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period.

The following table summarizes restricted stock activity for the year:

Restricted stock activity	Shares Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2014	29	$14.52	$419
Granted	84	12.41
Issued	(80)
Outstanding end of period	33	$9.12	$305

As of October 31, 2014, there was $0.5 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.0 years.

8.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	7,290	7,068	7,238	6,995
Dilutive effect of equity incentive plans	—	95	99	46
Weighted average common shares outstanding assuming full dilution	7,290	7,163	7,337	7,041

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	346	216	257	362

Stock options with an exercise price below the average market price	421	665	510	519

9.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Interest expense	$432	$409	$1,175	$1,504
Interest income	(139)	(133)	(382)	(422)
Interest expense, net	$293	$276	$793	$1,082

10.	Debt. Debt totaled $30.6 million at October 31, 2014, a net decrease of $1.1 million since January 31, 2014.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At October 31, 2014, the Company was in compliance with all covenants under the Credit Agreement. Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of October 31, 2014, the Company had borrowed $10.8 million at 3.25% and 1.68% and had $9.5 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit. The Credit Agreement replaces a secured loan agreement with a bank originally signed July 11, 2002, as amended, which provided a revolving line of credit up to $25.0 million ("Prior Loan Agreement"). The outstanding amount under the Prior Loan Agreement was paid off in full. The Company believes that the new Credit Agreement will provide it with lower overall costs and improved flexibility for investments in and loans to foreign subsidiaries.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangements covenants requires a minimum tangible net worth to be maintained. At October 31, 2014, the Company was in compliance with the covenants under the credit arrangements. Interest rates are as follows: 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6%. At October 31, 2014, borrowings under these credit arrangements totaled $1.5 million; an additional $24.9 million remained unused.

11.
Fair value of financial instruments. At October 31, 2014, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The swap agreement, which reduces the exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The derivative mark to market was $0.1 million as of October 31, 2014 and January 31, 2014. This was included in other long-term liabilities on the consolidated balance sheets.

12.
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

For the three months ended October 31, 2014 and 2013, respectively, no customer accounted for 10% of the Company's consolidated net sales. For the nine months ended October 31, 2014, one customer in Piping Systems accounted for 12.6% of the Company's consolidated net sales, and no customer accounted for 10% of the Company's consolidated net sales for the nine months ended October 31, 2013.

At October 31, 2014, one customer in Piping Systems accounted for 33% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24% of accounts receivable.

Three months ended October 31, 2014 ("current quarter") vs. Three months ended October 31, 2013 ("prior-year quarter")

Net sales decreased 24% to $43.8 million in the current quarter, from $58.0 million in the prior-year quarter. Filtration Products sales increased 10% or by $1.6 million, due to a large domestic original equipment manufacturer ("OEM") order. Piping Systems sales decreased 37% or $15.7 million compared to the prior-year quarter due to lower volume in Saudi Arabia and the United Arab Emirates ("U.A.E."). The first phases of major projects expanding the Grand Mosque in Mecca and the King Abdul-Aziz International Airport in Jeddah are largely complete.

Gross profit decreased to $6.7 million in the current quarter from $16.9 million in the prior-year quarter, mainly due to the sales volume decrease in Piping Systems. The gross margin decrease to 15.3% of net sales in the current quarter from 29.1% in the prior-year quarter was also impacted by Filtration Products customer mix and costs associated with the introduction of new products.

Operating expenses decreased to $8.0 million in the current quarter from $10.1 million in the prior-year quarter due to lower management incentive compensation expense, professional expenses and bank fee expenses. Operating expenses as a percent of net sales increased to 18.2% from 17.4%.

Third quarter net loss was $0.4 million compared to net income of $7.4 million in the prior-year quarter. The decrease was due to the lower sales volume and gross profit in Piping Systems.

Nine months ended October 31, 2014 ("YTD") vs. Nine months ended October 31, 2013 ("prior-year YTD")

YTD net sales decreased 10% to $156.7 million from $173.5 million for the prior-year YTD. Filtration Products sales increased 5% due to a large domestic OEM order. Piping Systems sales decreased 16% or $19.1 million compared to the prior-year YTD due to lower volume related to the aforementioned projects being largely complete in Saudi Arabia and the U.A.E. offset by an increase in domestic oil and gas projects.

Gross profit decreased to $33.3 million from $43.0 million in the prior-year YTD. The gross margin decreased to 21.2% of net sales YTD from 24.8% in the prior-year YTD.

Operating expenses decreased to $27.0 million from $28.9 million in the prior-year YTD mainly due to lower management incentive and deferred compensation expenses and a decrease in stock compensation expense that resulted in a benefit in the current year. Operating expenses as a percent of net sales increased to 17.2% from 16.7%.

Pretax income from continuing operations was $6.6 million versus $13.3 million in the prior-year YTD. Factors contributing to the results were a profitable performance by the Canadian joint venture and lower interest expense.

The Company's YTD consolidated effective tax rate from continuing operations was 23.6%, which was affected primarily by income earned overseas in lower tax jurisdictions.

Net income was $4.8 million compared to $22.9 million in the prior-year YTD. The prior-year YTD included the sale of most of Thermal Care's domestic assets and higher taxes in the current year.

Piping Systems

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

	Three Months Ended October 31,					Nine Months Ended October 31,
($ in thousands)	2014	%	2013	%	% Decrease	2014	%	2013	%	% Decrease
Net sales	$26,540		$42,289		(37)%	$102,683		$121,825		(16)%
Gross profit	4,609	17%	14,726	35%	(69)%	25,913	25%	35,760	29%	(28)%
Income from operations	1,096	4%	9,403	22%	(88)%	12,896	13%	21,276	17%	(39)%

Current quarter vs. prior-year quarter

Net sales decreased 37% to $26.5 million in the current quarter from $42.3 million in the prior-year quarter. The decrease was attributed to lower global and domestic volume.

Gross margin decreased to 17% of net sales in the current quarter from 35% of net sales in the prior-year quarter. Gross profit decreased due to the lower volume related to the aforementioned projects being largely complete in the Middle East. Operating expenses decreased to $3.5 million from $5.3 million due to lower management incentive compensation expense and bank fee expense.

YTD vs. prior-year YTD

YTD net sales decreased 16% to $102.7 million from $121.8 million in the prior-year YTD. The decrease was attributed to lower volume related to the aforementioned projects being largely complete in Saudi Arabia and the U.A.E. offset by an increase in domestic oil and gas projects.

Gross margin decreased to 25% of net sales YTD from 29% of net sales in the prior-year YTD. Gross profit decreased due to the lower volume produced at the Saudi Arabian and U.A.E. piping facilities, partially offset by the domestic oil and gas projects.

Operating expense decreased to $13.0 million from $14.5 million in the prior-year YTD mainly due to lower management incentive compensation expense due to lower earnings in the period and lower bank fees. Operating expenses as a percent of net sales increased to 13% from 12% in the prior-year YTD.

Filtration Products

	Three Months Ended October 31,					Nine Months Ended October 31,
($ in thousands)	2014	%	2013	%	% Increase (Decrease)	2014	%	2013	%	% Increase (Decrease)
Net sales	$17,279		$15,678		10%	$54,030		$51,635		5%
Gross profit	2,112	12%	2,161	14%	(2)%	7,342	13.6%	7,277	14.1%	1%
Income from operations	(726)	(4)%	(486)	(3)%	(49)%	(1,300)	(2)%	(468)	(1)%	(178)%

Current quarter vs. prior-year quarter

Net sales increased 10% to $17.3 million in the current quarter from $15.7 million in the prior-year quarter. Sales rose due to a large domestic OEM order. Gross profit decreased to $2.1 million from $2.2 million. Gross margin decreased to 12% in the current quarter from 14% in the prior-year quarter due to customer mix and costs associated with the introduction of new products. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

Operating expenses increased to $2.8 million in the current quarter from $2.6 million in the prior-year quarter. Increased sales staffing, promotional activities and the addition of allocated expenses previously carried as corporate expenses contributed to the net increase in expenses. At the end of the third quarter, actions were taken to reduce selling costs in the fabric filter bag business.

YTD vs. prior-year YTD

YTD net sales increased 5% to $54.0 million from $51.6 million in the prior-year YTD. Sales rose due to a large domestic OEM order. Gross profit remained constant at $7.3 million. Gross margin declined to 13.6% YTD from 14.1% in the prior-year YTD due to customer mix and costs associated with the introduction of new products. Over the past year, the Company has implemented many initiatives to resize the fabric filter business and lower manufacturing costs in all plants. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

YTD operating expenses increased to $8.6 million from $7.7 million in the prior-year YTD. Increased sales staffing, promotional activities, travel and the addition of allocated expenses previously carried as corporate expenses contributed to the net increase in expenses. The prior-year YTD also included a foreign exchange gain. At the end of the third quarter, actions were taken to reduce selling costs in the fabric filter bag business.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased to $1.6 million in the current quarter from $2.1 million in the prior-year quarter. This decrease was due to lower management incentive and deferred compensation expenses, partially offset by increased stock compensation expense.

Net interest expense remained constant at $0.3 million.

YTD vs. prior-year YTD

YTD general and administrative expenses decreased to $5.3 million from $6.7 million in the prior-year YTD due to lower management incentive and deferred compensation expenses and a decrease in stock compensation expense that resulted in a benefit in the current year. The stock compensation benefit is related to the cancellation of stock options from former employees from the discontinued operations. The decrease in general and administrative expenses was also due to rental income related to the space occupied by the divested operations. The prior-year YTD included a $0.1 million loss on an interest rate swap.

YTD net interest expense was $0.8 million versus $1.1 million in the prior-year YTD, due to a reduction in interest rates and lower borrowing volume on the domestic borrowings relative to the prior-year YTD.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was 23.6% for the nine months ended October 31, 2014, which was affected primarily by income earned overseas in lower tax jurisdictions and the impact of the full valuation allowance maintained against domestic deferred tax assets. Royalty income will be included as Subpart F income (subject to the limitation for current earnings and profits) due to the expiration of IRC Section 954(c)(6). This additional income has no impact on the overall tax recorded due to the full valuation allowance maintained in the U.S. The Company remains in an NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 4 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2014 were $14.4 million compared to $13.4 million at January 31, 2014. At October 31, 2014, $0.5 million was held in the U.S. and $13.9 million was held at the foreign subsidiaries. The Company's working capital was $54.3 million on October 31, 2014 compared to $47.6 million on January 31, 2014. Net cash provided by operating activities during the first nine months of 2014 was $5.1 million compared to $11.3 million of net cash used during the first nine months of 2013.

In October, the Company did a one-time repatriation of foreign earnings of $0.8 million. These foreign earnings were previously considered to be indefinitely reinvested outside the United States. The repatriation was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its international subsidiaries. The Company does not believe that it will be necessary to repatriate investments in subsidiaries held outside of the U.S.

Net cash used in investing activities for the nine months ended October 31, 2014 was $4.2 million.

Debt totaled $30.6 million at October 31, 2014, a net decrease of $1.1 million compared to the beginning of the current fiscal year. Debt decreased $10.3 million from October 31, 2013. Stockholders' equity increased to $81.1 million at October 31, 2014 from $77.5 million at October 31, 2013. The leverage ratio of debt/equity was 0.38 at October 31, 2014 compared to 0.53 at October 31, 2013. For additional information, see "Notes to Consolidated Financial Statements, Note 10 Debt" contained in Item 1 of this report. Net cash provided by financing activities was $0.3 million for the nine months ended October 31, 2014.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At October 31, 2014, the Company was in compliance with all covenants under the Credit Agreement. Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of October 31, 2014, the Company had borrowed $10.8 million at 3.25% and 1.68% and had $9.5 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit. The Credit Agreement replaces a secured loan agreement with a bank originally signed July 11, 2002, as amended, which provided a revolving line of credit up to $25.0 million ("Prior Loan Agreement"). The outstanding amount under the Prior Loan Agreement was paid off in full. The Company believes that the new Credit Agreement will provide it with lower overall costs and improved flexibility for investments in and loans to foreign subsidiaries.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The credit arrangement covenant requires a minimum tangible net worth to be maintained. At October 31, 2014, the Company was in compliance with the covenants under the credit arrangements. Interest rates are as follows: 4.00% per annum below National Bank of Fujairah Base Rate, minimum 3.50% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6%. At October 31, 2014, borrowings under these credit arrangements totaled $1.5 million; an additional $24.9 million remained unused.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2014 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended October 31, 2014 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II OTHER INFORMATION
Item 6.     Exhibits

10	Credit and Security Agreement with BMO HARRIS BANK N.A. dated September 24, 2014
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

MFRI, INC.

Date:	December 9, 2014	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 9, 2014	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)