Form 10-K
period 2015-01-31
MFRI INC
filed 2015-04-16
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
Commission File No. 0-18370
MFRI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7720 N. Lehigh Avenue, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)
(847) 966-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 per share	The NASDAQ Stock Market LLC
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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $69,518,913 based on the closing sale price of $11.01 per share as reported on the NASDAQ Global Market on July 31, 2014.
The number of shares of the registrant's common stock outstanding at April 7, 2015 was 7,246,010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

MFRI, Inc.
FORM 10-K
For the fiscal period ended January 31, 2015

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

Item 1. BUSINESS

MFRI, Inc., collectively with its subsidiaries ("MFRI", "Company" or "Registrant"), is engaged in the manufacture and sale of products in two reportable segments: Piping Systems and Filtration Products. The Company's fiscal year ends on January 31. Years and balances described as 2014 and 2013 are the fiscal years ended January 31, 2015 and 2014, respectively. At January 31, 2015, one customer in Piping Systems accounted for 11.2% of the Company's net sales. At January 31, 2014, one customer in Piping Systems accounted for 10.6% of the Company's net sales. At January 31, 2015, one customer in Piping Systems accounted for 30.7% of accounts receivable. At January 31, 2014 one customer in Piping Systems accounted for 24.5% of accounts receivable.

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

Intellectual property. The Company owns several patents covering its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall because the Company believes sales would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard®, Multi-Therm®, Ultra-Therm®, Cryo-Gard®
, Sleeve-Gard®, Electro-Gard® and Sulphur-Therm™. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm®, Cryo-Gard®, Electro-Gard®, Sleeve-Gard®, Permalert®, Pal-AT®, , Perma-Pipe®, Polytherm®, Ric-Wil®, and Xtru-therm®.

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

Competition. The filtration products industry is highly competitive. In addition, new installations of cartridge collectors and baghouses are subject to competition from alternative technologies including electrostatic precipitators, scrubbers and mechanical collectors described above under Products and Services. The Company believes, based on domestic sales that its chief competitors consist of approximately five major and at least 50 smaller businesses, most of which are doing business on a regional or local basis. In Europe, several companies supply filtration products, and the Company is a relatively small participant in that market. Some of the Company's competitors have greater financial resources than the Company.

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

Government regulation. The sale of filtration products is influenced by governmental regulation of air pollution at the federal and state levels. The regulatory standards are implemented by each state individually. Emission standards are continually becoming more stringent, and this drives the requirements for product performance. End users' success in securing delay in implementing required regulation reduces demand for fabric products.

Employees

As of January 31, 2015, the Company had 1,040 employees, of whom 53% worked outside the U.S.

International

The Company's international operations as of January 31, 2015 include subsidiaries and a joint venture in five foreign countries on three continents. The Company's international operations contributed approximately 37.6% of revenue in 2014 and 49.6% of revenue in 2013.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2014:

Name	Offices and positions, if any, held with the Company; age	Executive officer of the Company or its predecessor since
Bradley E. Mautner	Director, President and Chief Executive Officer; Age 59	1994

Karl J. Schmidt	Vice President and Chief Financial Officer; Age 61	2013

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 58	2013

Fati A. Elgendy	President and Chief Operating Officer, Perma-Pipe; Age 66	1990

Stephen C. Buck	President, Midwesco Filter; Age 66	2007
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

Wayne Bosch, Appointed Vice President and Chief Human Resources Officer in December 2013. From 2010 to 2012, Mr. Bosch was Vice President of Human Resources at Pactiv, a $4 billion global manufacturer and distributor of food packaging products. Prior to Pactiv, he lead the human resource activities at the North American segment of Barilla America, a $6.3 billion global pasta, sauces and bakery manufacturer and was the Chief Human Resources Officer for water filtration leader Culligan International.

Fati A. Elgendy, President and Chief Operating Officer of Perma-Pipe since March 1995.

Stephen C. Buck, President of Midwesco Filter since May 2013. President of Thermal Care Inc., ("Thermal Care") a subsidiary of the Company whose assets were sold in April 2013, from October 2007 to April 2013.

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

Economic factors. If the economy experienced a severe and prolonged downturn, it could adversely impact all of the Company's businesses, directly or indirectly. Downturns in such general economic conditions can significantly affect the business of our customers, which in turn affects demand, volume, pricing, and operating margin for our services and products. A downturn in one or more of our significant markets could have a material adverse effect on the Company's business, results of operations or financial condition. Because economic and market conditions vary within the Company's segments, the Company's performance by segment will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices. Failure to successfully manage any of these risks could have an adverse impact on the Company's financial position, results of operations and cash flow.

Project Cycles. Since the Piping Systems segment is based on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand.

Customer access to capital funds. Uncertainty about economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company's products. The continuing decrease in federal and state spending on projects using the Company's products has significantly decelerated government funded construction activity in the U.S., negatively impacting sales volume at the Company's domestic facilities.

Risks related to international business. International sales represent a significant portion of the Company's total sales. During 2014, the Company's international sales decreased from 49.6% to 37.6% and included sales to one customer for 11.2%. The Company's anticipated growth and profitability may require maintaining current international sales volume and may necessitate further international expansion. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

Government regulation. Demand for the Company's leak and location detection products and secondary containment piping systems is driven by government regulation with respect to hazardous waste. Laws such as the Federal Resource Conservation and Recovery Act and standards such as the National Emission Standard for Hydrocarbon Airborne Particulates have increased the demand for the Company's leak and location detection products and secondary containment piping systems. Filtration products, to a large extent, are dependent on governmental regulation of air pollution at the federal and state levels. The Company believes that continuing growth in the sale of filtration products and services will be materially dependent on continuing enforcement of environmental laws such as the Clean Air Act. Although changes in such environmental regulations could significantly alter the demand for the Company's products and services, the Company does not believe such a change is likely to decrease demand in the foreseeable future.

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

Backlog. The Company defines backlog as the revenue value in dollars resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue.

Attracting and retaining senior management and key personnel. The Company's ability to meet strategic and financial goals will depend to a significant extent on the continued contributions of senior management. Future success will also depend in large part on the ability to identify, attract, motivate, effectively utilize and retain highly qualified managerial, sales, marketing and technical personnel. The loss of senior management or other key personnel or the inability to identify, attract and retain qualified personnel in the future could make it more difficult to manage the business and could adversely affect operations and financial results.

Rapid growth of business. Expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow the business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

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

Percentage-of-completion revenue recognition. All divisions recognize revenues under the stated revenue recognition policy except for sizable domestic complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known or can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Income Taxes. Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates. The Company is a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of earnings for the current fiscal year were earned by foreign subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., the Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.. If certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

Regulatory and legal requirements. As a public company, the Company is required to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Keeping informed of and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, Dodd-Frank Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources. Compliance with such requirements has resulted in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2.    PROPERTIES     Principal properties at January 31, 2015:
Piping Systems

Illinois	Owned production facilities and office space	16,800 square feet
Louisiana	Owned production facilities and leased land	30,000 square feet on approximately 8 acres
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Joint venture owned production facilities and office space	87,160 square feet on approximately 128 acres
India	Leased production facilities, office space and land	33,700 square feet on approximately 1.2 acres
Kingdom of Saudi Arabia	Owned production facilities on leased land	91,000 square feet on approximately 21 acres
United Arab Emirates	Leased office space and production facilities on leased land	133,600 square feet on approximately 23 acres

Filtration Products

Illinois	Bolingbrook - owned production facilities and office space	101,500 square feet on 5.5 acres
	Cicero - owned production facilities and office space, currently idle	130,700 square feet on 2.8 acres
Virginia	Owned production facilities	97,500 square feet on 5.0 acres
	Leased office space	6,000 square feet
Denmark	Owned production facilities and office space	69,800 square feet on 3.5 acres

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

The Company's fiscal year ends on January 31. Years and balances described as 2014 and 2013 are the fiscal years ended January 31, 2015 and 2014, respectively.

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "MFRI". The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2014 and 2013.

	High	Low
Fiscal 2014
Fourth Quarter	$9.03	$5.46
Third Quarter	13.40	8.62
Second Quarter	12.57	9.62
First Quarter	16.80	9.19
Fiscal 2013
Fourth Quarter	16.45	11.19
Third Quarter	12.08	9.87
Second Quarter	11.39	6.99
First Quarter	7.55	6.02

As of March 18, 2015, there were 69 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

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

Neither the Company nor any "affiliated purchaser" as defined in Rule 10b-18 purchased any shares of the Company's Common Stock during the period covered by this report. See Note 14 - Subsequent events, in the Notes to Consolidated Financial Statements for disclosure of the Company's share repurchase program. The Company has not made any sale of unregistered securities during the preceding three years.

The Transfer Agent and Registrar for the Common Shares is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, (212) 509-4000.

Equity Compensation Plan Information

The following table provides information regarding the number of shares of Common Stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2015.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)
Equity compensation plans approved by stockholders	763,825	$11.45	333,569

(1) The amounts shown in columns (a) and (b) of the above table do not include 33,396 outstanding deferred stock units granted under the Company's Deferred Stock Purchase Plan and the 2013 Omnibus Stock Incentive Plan as amended June 14, 2013 ("Omnibus Plan").

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

CONSOLIDATED RESULTS OF OPERATIONS

	January 31,
Consolidated Backlog ($ in thousands):	2015	2014
Piping Systems	$30,715	$60,555
Filtration Products	16,383	22,938
Total	$47,098	$83,493

MFRI, Inc. is engaged in the manufacture and sale of products in two reportable segments: Piping Systems and Filtration Products. Since the Piping Systems segment is based on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand in both geographies and reporting periods.

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

For the year ended January 31, 2015, one customer in Piping Systems accounted for 11.2% of the Company's net sales, and for the year ended January 31, 2014, one customer in Piping Systems accounted for 10.6% of the Company's net sales.

At January 31, 2015, one customer in Piping Systems accounted for 30.7% of accounts receivable. At January 31, 2014 one customer in Piping Systems accounted for 24.5% of accounts receivable.

In October 2013, the Company decided to sell its remaining industrial process cooling business in Denmark. This business was sold on February 28, 2014 and was previously reported as Industrial Process Cooling. This business is reported as discontinued operations in the consolidated financial statements. Loss from discontinued operations net of tax was $0.3 million and income from discontinued operations net of tax was $8.2 million for the years ended January 31, 2015 and 2014, respectively. For further information, see Note 3 - Discontinued operations, in the Notes to Consolidated Financial Statements.

2014 Compared to 2013

Net sales were $194.9 million in 2014, a decrease of 14% from $226.8 million in 2013. Piping Systems sales decreased 20% or $31.5 million compared to the prior year due to lower volume in Saudi Arabia and the U.A.E.. The first phases of major projects expanding the Grand Mosque in Mecca and the King Abdul-Aziz International Airport in Jeddah are largely complete. The decrease was partially offset by an increase in domestic oil and gas projects.

Gross profit decreased 26% to $38.5 million in 2014 from $52.2 million in 2013 due to the sales volume decrease in Piping Systems. Filtration Products gross profit decreased 12.2% to $7.9 million in 2014 from $8.9 million in 2013 resulting from costs associated with the introduction of new products as well as overall product mix.

Operating expenses decreased 7.2% to $36.3 million from $39.1 million due to lower management incentive and deferred compensation expenses and a decrease in stock compensation expense. These decreases were partially offset by an increase in professional fees related to compliance. Operating expenses as a percent of net sales increased to 18.6% from 17.3%.

Pretax income from continuing operations was $3.3 million versus $12.3 million in the prior year. Factors contributing to the 2014 results were lower volume in the Middle East partially offset by a profitable performance by the Canadian joint venture and lower interest expense.

The Company's worldwide effective income tax rates on continuing operations for 2014 and 2013 were 97.5% and negative 4.0%, respectively. The 2014 effective income tax rate was affected primarily by the impact of the full valuation allowance maintained against domestic deferred tax assets and anticipated repatriation of foreign earnings. See the Income Taxes paragraphs later in the MD&A.

Net loss was $0.3 million in 2014 compared to net income of $21.0 million in 2013. The prior-year's net income included the sale of most of Thermal Care's domestic assets.

Piping Systems

Since the Piping Systems segment is based on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand in both geographies and reporting periods.

($ in thousands)	2014	2013	% Increase (Decrease)
Net sales	$126,923	$158,422	(19.9)%

Gross profit	30,676	43,273	(29.1)%
Percentage of net sales	24%	27%

Income from operations	12,665	24,213	(47.7)%
Percentage of net sales	10.0%	15.3%

Income from joint venture	1,960	528	271.2%

Net sales of $126.9 million decreased 20% from $158.4 million in the prior year. The decrease was attributed to lower volume related to the aforementioned projects being largely complete in Saudi Arabia and the U.A.E., offset by an increase in domestic oil and gas projects.

Gross margin decreased to 24% of net sales from 27% of net sales in the prior year. Gross profit decreased due to the lower volume produced at the Saudi Arabian and U.A.E. piping facilities, partially offset by the domestic oil and gas projects.

General and administrative expenses decreased to $12.3 million in 2014 from $14.0 million in 2013 due to lower management incentive compensation expense due to lower earnings in the period, as well as lower bank fees. General and administrative expenses as a percentage of net sales increased to 9.7% in 2014 from 8.8% in the prior year.

Selling expenses increased to $5.7 million from $5.1 million due to additional staffing, advertising and travel costs. As a percentage of net sales, selling expenses increased to 4.5% in 2014 from 3.2% in the prior year.

Income from the joint venture in 2014 was $2.0 million, an increase of $1.4 million over prior year, driven by growth in revenues.

Filtration Products

The timing of large orders can have a material effect on net sales and gross profit from period to period. Pricing on large orders was extremely competitive and therefore resulted in comparatively low gross margins in all periods.

Filtration Products' demand is partially impacted by government regulation of air quality at the federal and state levels. The Company believes that growth in the domestic sales of its filtration products and services will be materially dependent on continued enforcement of environmental laws such as the Clean Air Act. Although there can be no assurance what the ultimate effect of the Clean Air Act will be on filtration products, the Company believes the Clean Air Act is likely to have a positive long-term effect on demand for the Company's filtration products and services.

($ in thousands)	2014	2013	% Increase (Decrease)
Net sales	$67,934	$68,413	(0.7)%

Gross profit	7,854	8,942	(12.2)%
Percentage of net sales	11.6%	13.1%

Loss from operations	(3,565)	(1,629)	118.8%
Percentage of net sales	(5.2)%	(2.4)%

Net sales of $67.9 million in 2014 decreased 0.7% from $68.4 million in 2013. Sales declines were the result of generally weaker demand from international markets.

Gross margin decreased to 11.6% of net sales in 2014 from 13.1% of net sales in 2013. Gross profit decreased due to product mix and costs associated with the introduction of new products. Over the past year, the Company has implemented many initiatives to resize the fabric filter business and lower manufacturing costs in all plants. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

General and administrative expense increased to $5.0 million in 2014 from $4.6 million in 2013. The net increase in expenses was the result of the addition of allocated expenses previously carried as corporate expenses. The prior year also included foreign exchange gain. General and administrative expenses as a percentage of net sales increased to 7.4% in 2014 from 6.8% in 2013.

Selling expense increased to $6.4 million in 2014 from $5.9 million in 2013. Increased sales staffing was the primary contributor to the net increase in expenses. As a percentage of net sales, selling expense increased to 9.4% in 2014 from 8.6% in 2013.

Corporate

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased 27% to $6.9 million in 2014 from $9.5 million in 2013. As a percentage of sales, it decreased to 3.5% from 4.2%. The spending decreased due to lower management incentive and deferred compensation expenses and a decrease in stock compensation expense. The stock compensation benefit is related to the cancellation of stock options from former employees of the discontinued operations. The decrease in general and administrative expenses was also due to rental income related to the space occupied by the divested operations. Allocating expenses previously carried as corporate expenses to the segments contributed to the net decrease in expenses. These decreases were partially offset by an increase in professional fees related to compliance. The prior year included a $0.1 million loss on an interest rate swap.

Interest expense decreased to $1.4 million in 2014 from $1.9 million in 2013 due to a reduction in interest rates and lower borrowing volume on the domestic borrowings relative to the prior year.

INCOME TAXES

The Company's worldwide effective tax rates ("ETR") were 97.5% and negative 4.0% in 2014 and 2013, respectively. The ETR in 2014 was higher than the statutory U.S. federal income tax rate, mainly due to the impact of the full valuation allowance maintained against domestic deferred tax assets and repatriation of foreign earnings. Although the domestic deferred tax assets had a full valuation allowance in both years, there was no impact last year due to the intraperiod allocation rules and the tax expense allocated to discontinued operations. This had the effect of fully benefiting the continuing operation domestic loss last year, versus no benefit this year. The Company remains in an NOL carryforward position.

During the third quarter of 2014, the Company received a distribution of foreign earnings of $0.8 million from a Denmark subsidiary. These foreign earnings were previously considered to be indefinitely reinvested outside the U.S. The repatriation by the Denmark subsidiary was a one-time nonrecurring event. The Company has not provided Federal tax on remaining unremitted earnings of its Denmark and Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate earnings from these subsidiaries. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable, because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

During the fourth quarter of 2014, the Company has concluded that not all of the undistributed earnings of Perma-Pipe India Ltd, will remain permanently reinvested outside the U.S. and are now available for use in the U.S. or in entities in other foreign countries. As a result of that position, the Company has provided deferred taxes on a portion of the outside basis differences in the stock of this subsidiary. In the fourth quarter of 2014, MFRI recorded $0.8 million in tax expense related to withholding tax that would be paid to the Indian government in the event that a dividend of up to $4.2 million is paid to its foreign parent company. Future earnings related to this subsidiary will not be deemed permanently reinvested. No U.S. cash tax payments will be made upon distribution of these foreign earnings as long as the Company is in a net loss operating position.

A reconciliation of the ETR to the U.S. Statutory tax rate is as follows:

	2014	2013
Statutory tax rate	34.0%	34.0%
Valuation allowance for domestic deferred tax assets	53.5%	—%
Repatriation	25.5%	—%
Foreign tax credit	(23.9)%	—%
Nontaxable income from the Canadian joint venture	(20.1)%	(1.5)%
Valuation allowance for state deferred tax assets	3.6%	—%
Differences in foreign tax rate	13.7%	(24.8)%
Research tax credit	(0.9)%	—%
Valuation allowance for foreign NOLs	0.5%	(9.8)%
State taxes, net of federal benefit	(1.9)%	(1.6)%
All other, net expense	13.5%	(0.3)%
Effective income tax rate	97.5%	(4.0)%

For further information, see Note 8 - Income taxes, in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of January 31, 2015 were $10.5 million, compared to $13.4 million at January 31, 2014. At January 31, 2015, $0.7 million was held in the U.S. and $9.8 million was held in the foreign subsidiaries. The Company's working capital was $35.9 million at January 31, 2015 compared to $47.6 million at January 31, 2014. Cash provided by operations in 2014 was $4.1 million compared to $6.4 million in 2013.

During the third quarter of 2014, the Company received a distribution of foreign earnings of $0.8 million from a Denmark subsidiary. These foreign earnings were previously considered to be indefinitely reinvested outside the U.S. The repatriation by the Denmark subsidiary was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its Denmark and Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

During the fourth quarter of 2014, the Company has concluded that not all of the undistributed earnings of Perma-Pipe India Ltd, will remain permanently reinvested outside the U.S. and are now available for use in the U.S. or in entities in other foreign countries. As a result of that conclusion, the Company has provided deferred taxes on a portion of the outside basis differences in the stock of this subsidiary. In the fourth quarter of 2014, MFRI recorded $0.8 million in tax expense related to withholding tax that would be paid to the Indian government in the event that a dividend of up to $4.2 million is paid to its foreign parent company. No U.S. cash tax payments will be made upon distribution of these foreign earnings as long as the Company is in a net loss operating position.

Net cash provided by investing activities in 2014 was $5.7 million. The Company estimates that capital expenditures for 2015 could be as high as $18.7 million, and the Company may finance capital expenditures through real estate mortgages, term loans, equipment financing loans, internally generated funds and its revolving line of credit. The majority of such expenditures relates to expected capacity expansion for Piping Systems in the Middle East.

Debt totaled $18.3 million at January 31, 2015, a decrease of $13.5 million since January 31, 2014. Net cash used in financing activities was $0.5 million. For additional information, see Note 6 - Debt, in the Notes to Consolidated Financial Statements. Other long-term liabilities of $3.8 million were composed primarily of accrued pension cost and deferred revenue.

The following table summarizes the Company's estimated contractual obligations at January 31, 2015.

($ in thousands)		Year Ending January 31,
Contractual obligations	Total	2016	2017	2018	2019	2020	Thereafter
Revolving line domestic (1)	$11,353	$11,353	$—	$—	$—	$—	$—
Mortgages (2)	13,826	875	876	4,033	602	600	6,840
Revolving line foreign (3)	2,875	2,875	—	—	—	—	—
Term loans (2)	3,180	1,904	719	557	—	—	—
Subtotal	31,234	17,007	1,595	4,590	602	600	6,840
Capitalized lease obligations	2,041	783	746	254	120	124	14
Operating lease obligations (4)	20,327	1,707	1,389	1,287	1,247	1,187	13,510
Projected pension contributions (5)	3,659	352	349	371	368	382	1,837
Deferred compensation (6)	6,749	189	6,560	—	—	—	—
Employment agreements (7)	101	—	—	—	—	—	101
Contractual obligations of discontinued operations (8)	61	61	—	—	—	—	—
Uncertain tax position obligations (9)	116	—	—	—	—	—	116
Total	$64,288	$20,099	$10,639	$6,502	$2,337	$2,293	$22,418

Notes to contractual obligations table

(1)
Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt at January 31, 2015, and the weighted average interest rate of 2.95% on that debt, such interest was being incurred at an annual rate of approximately $0.3 million.

(2)	Scheduled maturities, including interest.

(3)	Scheduled maturities of foreign revolver line, including interest.

(4)	Minimum contractual amounts, assuming no changes in variable expenses.

(5)	Includes estimated future benefit payments.

(6)
Non-qualified deferred compensation plan - The Company had a Supplemental Retirement and Deferred Compensation Plan ("Supplemental Plan"), pursuant to which key employees deferred compensation, that was terminated on April 10, 2014. Refer to Note 9 - Retirement plans, in the Notes to Consolidated Financial Statements.

(7)	Refer to the proxy statement for a description of compensation plans for Named Executive Officers.
(8) Included payments for other liabilities.
(9) Refer to Note 8 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

On September 24, 2014, the Company entered into a credit and security agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and certain investments, and require attainment of specific levels of profitability and cash flows when reaching certain levels of availability when reaching certain levels of availability. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of January 31, 2015, the Company had borrowed $11.4 million at 3.25% and 1.7% and had $8.2 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw-downs on the line of credit. The Credit Agreement replaces a secured loan and security agreement with a bank originally signed on July 11, 2002, as amended, which provided a revolving line of credit up to $25.0 million ("Prior Loan Agreement"). The outstanding amount under the Prior Loan Agreement was paid off in full.

At January 31, 2015, the Company was in compliance with all covenants under the Credit Agreement. Subsequent to January 31, 2015, the Company was not in compliance with the specific level of Borrowing Base availability for the period ended March 31, 2015. While not a covenant violation, the financial institution has the right in the Credit Agreement to have all domestic receipts deposited in a bank account from which all funds may only be used to serve the revolving line of credit under the Credit Agreement. However, the financial institution has not exercised that right. The domestic revolving line balance as of January 31, 2015 has been classified as a current liability in the accompanying financial statements.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At January 31, 2015, the Company was in compliance with the covenants under the credit arrangement. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6.0%. At January 31, 2015, the Company can borrow $36.3 million under these credit arrangements. The Company borrowed $2.8 million and had $24.0 million available under these credit arrangements as of January 31, 2015. In addition, $9.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. For further information, see Note 6 - Debt, in the Notes to Consolidated Financial Statements.

On April 1, 2015, the Company obtained a loan with no maturity date in the amount of $1.9 million, sourced from the cash surrender value of certain life insurance policies. The loan carries interest at a rate of approximately 5% and requires interest only payments annually.

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

Revenue recognition. The Company recognizes revenues, including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of completion revenue recognition. All divisions recognize revenues under the above stated revenue recognition policy except for sizable domestic complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Equity-based compensation. Stock compensation expense for employee equity awards is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of the Company's Common Stock; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2015 and 2014 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2015 to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, MFRI's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO 2013 Framework").

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2015, based on criteria in the COSO 2013 Framework.

Item 9B.    OTHER INFORMATION - None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2015 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2015 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2015 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2015 annual meeting of stockholders.

Item 14.    PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2015 annual meeting of stockholders.

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

We have audited the accompanying consolidated balance sheets of MFRI Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFRI Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois
April 16, 2015

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve months ended January 31,
(In thousands, except per share data)	2015	2014

Net sales	$194,857	$226,835
Cost of sales	156,327	174,620
Gross profit	38,530	52,215

Operating expenses:
General and administrative expense	24,202	28,116
Selling expense	12,122	11,016
Total operating expenses	36,324	39,132

Income from operations	2,206	13,083

Income from joint venture	1,960	528

Interest expense, net	843	1,311
Income from continuing operations before income taxes	3,323	12,300

Income tax expense (benefit)	3,241	(493)

Income from continuing operations	82	12,793

(Loss) income from discontinued operations, net of tax	(338)	8,234

Net (loss) income	($256)	$21,027

Weighted average common shares outstanding
Basic	7,251	7,028
Diluted	7,251	7,096

Earnings per share from continuing operations
Basic	$0.01	$1.82
Diluted	$0.01	$1.80
(Loss) earnings per share from discontinued operations
Basic	($0.05)	$1.17
Diluted	($0.05)	$1.16
Earnings per share
Basic	($0.04)	$2.99
Diluted	($0.04)	$2.96

See accompanying Notes to Consolidated Financial Statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Twelve months ended January 31,
	2015	2014

Net (loss) income	($256)	$21,027

Other comprehensive income (loss)
Currency translation adjustments, net of tax	(1,718)	(1,268)
Minimum pension liability adjustment, net of tax	(1,611)	682
Interest rate swap, net of tax	(40)	151
Other comprehensive loss	(3,369)	(435)

Comprehensive (loss) income	($3,625)	$20,592
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$10,508	$13,395
Restricted cash	428	439
Trade accounts receivable, less allowance for doubtful accounts of $110 at January 31, 2015 and $194 at January 31, 2014	41,847	45,659
Inventories, net	29,770	33,547
Assets held for sale	—	1,223
Prepaid expenses and other current assets	4,349	5,353
Costs and estimated earnings in excess of billings on uncompleted contracts	700	1,476
Total current assets	87,602	101,092
Property, plant and equipment, net of accumulated depreciation	42,020	42,541
Other assets
Deferred tax assets - long-term	—	1,667
Note receivable from joint venture	3,931	4,659
Investment in joint venture	8,514	6,550
Cash surrender value on life insurance policies	3,256	3,110
Other assets	3,215	2,736
Assets held for sale long-term	—	914
Total other assets	18,916	19,636
Total assets	$148,538	$163,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,072	$15,276
Commissions and management incentives payable	5,734	9,235
Accrued compensation and payroll taxes	5,551	5,254
Revolving line domestic	11,353	—
Current maturities of long-term debt	5,679	8,274
Customers' deposits	7,341	7,372
Liabilities held for sale	—	527
Other accrued liabilities	2,486	1,842
Billings in excess of costs and estimated earnings on uncompleted contracts	681	2,222
Deferred tax liabilities - current	165	889
Income tax payable	1,688	2,593
Total current liabilities	51,750	53,484
Long-term liabilities
Long-term debt, less current maturities	12,603	23,469
Deferred compensation liabilities	6,560	6,509
Liabilities held for sale long-term	—	968
Deferred tax liabilities - long-term	309	—
Other long-term liabilities	3,793	2,203
Total long-term liabilities	23,265	33,149
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,291 issued and outstanding January 31, 2015 and 7,169 issued and outstanding January 31, 2014	73	72
Additional paid-in capital	52,655	52,144
Retained earnings	25,324	25,580
Accumulated other comprehensive loss	(4,529)	(1,160)
Total stockholders' equity	73,523	76,636
Total liabilities and stockholders' equity	$148,538	$163,269
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2013	$69	$50,358	$4,553	($725)	$54,255

Net income			21,027		21,027
Stock options exercised	3	1,585			1,588
Stock-based compensation		196			196
Deferred shares converted to common stock		5			5
Interest rate swap				151	151
Pension liability adjustment				966	966
Foreign currency translation adjustment				(1,269)	(1,269)
Tax expense on above items				(283)	(283)
Total stockholders' equity at January 31, 2014	$72	$52,144	$25,580	($1,160)	$76,636

Net loss			(256)		(256)
Stock options exercised		330			330
Stock-based compensation expense		124			124
Deferred shares converted to common stock	1	57			58
Interest rate swap				(51)	(51)
Pension liability adjustment				(1,611)	(1,611)
Foreign currency translation adjustment				(1,631)	(1,631)
Tax expense on above items				(76)	(76)
Total stockholders' equity at January 31, 2015	$73	$52,655	$25,324	($4,529)	$73,523

Common stock shares	2014	2013
Balance beginning of year	7,168,537	6,924,084
Shares issued	122,039	244,453
Balance end of year	7,290,576	7,168,537

See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months ended January 31,
($ in thousands)	2015	2014
Operating activities
Net (loss) income	($256)	$21,027
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Depreciation and amortization	5,897	5,785
Gain on disposal of discontinued operations	(188)	(11,449)
Deferred tax expense (benefit)	1,439	(3,190)
Income from joint venture	(1,960)	(528)
Stock-based compensation expense	124	196
Cash surrender value on life insurance policies	(145)	(164)
Provision on uncollectible accounts	(80)	(158)
(Gain) Loss on disposal of fixed assets	(17)	328
Changes in operating assets and liabilities
Accounts payable	(4,612)	(4,438)
Accrued compensation and payroll taxes	(3,055)	6,026
Inventories	3,348	8,608
Customers' deposits	(28)	(198)
Income taxes receivable and payable	(687)	2,564
Prepaid expenses and other current assets	977	(619)
Accounts receivable	3,314	(18,015)
Costs and estimated earnings in excess of billings on uncompleted contracts	(765)	1,110
Notes receivable	849	331
Other assets and liabilities	(49)	(816)
Net cash provided by operating activities	4,106	6,400
Investing activities
Net proceeds from sale of discontinued operations	109	15,172
Capital expenditures	(5,878)	(2,761)
Proceeds from sales of property and equipment	24	16
Net cash (used in) provided by investing activities	(5,745)	12,427
Financing activities
Proceeds from revolving lines	85,270	102,344
Proceeds from debt	661	5,197
Payments of debt on revolving lines	(83,150)	(109,501)
Payments of other debt	(3,641)	(7,643)
Increase (decrease) in drafts payable	629	(3,125)
Payments on capitalized lease obligations	(704)	(603)
Stock options exercised and deferred shares issued	389	1,592
Net cash used in financing activities	(546)	(11,739)
Effect of exchange rate changes on cash and cash equivalents	(702)	(727)
Net (decrease) increase in cash and cash equivalents	(2,887)	6,361
Cash and cash equivalents - beginning of period	13,395	7,034
Cash and cash equivalents - end of period	$10,508	$13,395
Supplemental cash flow information
Interest paid	$1,288	$1,958
Income taxes paid	2,988	409
Fixed assets acquired under capital leases	680	107
Funds held in escrow related to the sale of Thermal Care, Inc. assets	—	1,125
See accompanying Notes to Consolidated Financial Statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2015 and 2014
(Tabular dollars in thousands, except per share data)

Note 1 - Business and segment information

MFRI, Inc. ("MFRI", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. MFRI is engaged in the manufacture and sale of products in two distinct segments: Piping Systems and Filtration Products.

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2014 and 2013 are the fiscal years ended January 31, 2015 and 2014, respectively.

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

Segment information was as follows:

	2014	2013
Net sales
Piping Systems	$126,923	$158,422
Filtration Products	67,934	68,413
Total net sales	$194,857	$226,835
Gross profit
Piping Systems	$30,676	$43,273
Filtration Products	7,854	8,942
Total gross profit	$38,530	$52,215
Income (loss) from operations
Piping Systems	$12,665	$24,213
Filtration Products	(3,565)	(1,629)
Corporate	(6,894)	(9,501)
Total income (loss) from operations	$2,206	$13,083

Segment assets
Piping Systems	$99,993	$109,154
Filtration Products	42,335	41,765
Corporate	6,210	12,350
Total segment assets	$148,538	$163,269
Capital expenditures
Piping Systems	$3,953	$2,425
Filtration Products	1,440	294
Corporate	485	42
Total capital expenditures	$5,878	$2,761
Depreciation and amortization
Piping Systems	$3,635	$3,489
Filtration Products	1,710	1,729
Corporate	552	567
Total depreciation and amortization	$5,897	$5,785

Geographic information. Net sales are attributed to a geographic area based on the destination of the product shipment. Sales to foreign customers was 44% in 2014 compared to 57% in 2013. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

	2014	2013
Net sales
United States	$109,257	$97,311
Middle East	52,292	94,500
Europe	14,482	14,933
Canada	4,160	7,591
India	5,469	773
Other Americas	5,627	6,915
Other	3,570	4,812
Total net sales	$194,857	$226,835

Property, plant and equipment, net of accumulated depreciation
United States	$26,747	$25,260
Middle East	11,608	12,751
Denmark	3,274	4,020
India	391	510
Total	$42,020	$42,541

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

Revenue recognition. The Company recognizes revenues including shipping and handling charges billed to customers, when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. All subsidiaries of the Company, except as noted below, recognize revenues upon shipment or delivery of goods or services when title and risk of loss pass to customers.

Percentage of completion revenue recognition. All divisions recognize revenues under the above stated revenue recognition policy except for sizable domestic complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $10.5 million and $13.4 million as of January 31, 2015 and 2014, respectively. At January 31, 2015, $0.7 million was held in the U.S. and $9.8 million was held in the foreign subsidiaries.

Accounts payable included drafts payable of $0.8 million and $0.2 million as of January 31, 2015 and 2014, respectively.

Restricted cash. At January 31, 2015, $428 thousand of restricted cash was held by a foreign subsidiary. At January 31, 2014, the amount of restricted cash was $439 thousand of which $393 thousand of restricted cash was held by a foreign subsidiary.

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

Concentration of credit risk. The Company maintains its cash in bank deposit accounts at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash balances may exceed FDIC limits. The Company has not experienced any losses in such accounts. The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world. At January 31, 2015, one customer in Piping

Systems accounted for 11.2% of the Company's net sales. At January 31, 2014, one customer in Piping Systems accounted for 10.6% of the Company's net sales.

At January 31, 2015, one customer in Piping Systems accounted for 30.7% of accounts receivable. At January 31, 2014, one customer in Piping Systems accounted for 24.5% of accounts receivable.

Accumulated other comprehensive loss. Represents the change in equity from non-owner transactions and consisted of foreign currency translation, minimum pension liability and interest rate swaps.

	2014	2013
Equity adjustment foreign currency	($1,721)	($90)
Minimum pension liability, gross	(3,124)	(1,513)
Interest rate swap, gross	(119)	(68)
Subtotal excluding tax effect	(4,964)	(1,671)
Tax effect of foreign exchange	(74)	12
Tax effect of minimum pension liability	481	482
Tax effect of interest rate swap	28	17
Total other comprehensive loss	($4,529)	($1,160)

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

	2014	2013
Raw materials	$22,887	$27,330
Work in process	1,254	2,855
Finished goods	6,550	4,311
Subtotal	30,691	34,496
Less allowances	921	949
Inventories, net	$29,770	$33,547

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization. Depreciation expense was approximately $5.9 million in 2014 and $5.8 million in 2013.

	2014	2013
Land, buildings and improvements	$36,493	$36,535
Machinery and equipment	54,277	50,793
Furniture, office equipment and computer systems	10,426	9,723
Transportation equipment	192	206
Subtotal	101,388	97,257
Less accumulated depreciation and amortization	59,368	54,716
Property, plant and equipment, net	$42,020	$42,541

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company has an idle facility in Cicero, Illinois that has not yet been sold and does not meet the criteria to be presented as held for sale as of January 31, 2015. Subsequently, on March 16, 2015,the Company signed a letter of intent to sell its idle facility in Cicero, Illinois to an unaffiliated third party. The Company does not anticipate that it will recognize a material gain or loss from sale upon closing the transaction. In 2014, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable. Management determined that the carrying value of the idle facility was fully recoverable.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.7 million and $2.6 million as of January 31, 2015 and 2014, respectively. Accumulated amortization was approximately $2.3 million and $2.2 million as of January 31, 2015 and 2014, respectively. Future amortizations over the next five years ending January 31 will be $52,029 in 2015, $48,201 in 2016, $45,176 in 2017, $36,189 in 2018, $33,193 in 2019, and $183,410 thereafter.

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

	2014	2013
Share of income from joint venture	$1,960	$528

The following information summarizes the joint venture financial data:

	2014	2013
Current assets	$13,820	$13,034
Noncurrent assets	14,023	17,093
Current liabilities	4,499	2,921
Noncurrent liabilities	9,013	14,837
Equity	14,331	12,369
Revenue	40,397	29,110
Gross profit	8,451	4,748
Income from continuing operations	6,397	2,619
Net income	4,000	1,078

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $1.3 million in 2014 and $0.7 million in 2013.

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

Net (loss) income per common share. Earnings per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding (basic). The year 2014 had net losses; therefore, the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The year 2013 had net earnings.

Basic weighted average number of common shares outstanding	2014	2013
Basic weighted average number of common shares outstanding	7,251	7,028
Dilutive effect of stock options	—	68
Weighted average number of common shares outstanding assuming full dilution	7,251	7,096

Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	261	301
Canceled options during the year	(64)	(73)
Stock options with an exercise price below the average stock price	503	475

Equity-based compensation. The Company issues various types of stock-based awards to employees and directors: restricted stock, deferred stock and stock options. Compensation expense associated with restricted and deferred stock is based on the fair value of the common stock on the date of grant. Stock compensation expense for stock options is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards. Determining the fair value of stock options using the Black-Scholes model requires judgment, including estimates for (1) risk-free interest rate - an estimate based on the yield of zero-coupon treasury securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of the Company's common stock; and (3) expected life of the option - an estimate based on historical experience including the effect of employee terminations. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.

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

The Company entered into an interest rate swap agreement in 2012 to reduce its exposure to market risks from changing interest rates. Any differences paid or received on the interest rate swap agreements are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation.

Reclassifications. Reclassifications were made to prior-year financial statements to conform to the current-year presentations.

Recent accounting pronouncements. In August 2014, the the Financial Accounting Standards Board, ("FASB"), issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB, issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard provides for a single comprehensive model and supersedes most current revenue recognition guidance, including industry specific guidance, and provides for enhanced disclosure requirements. The objective of the new guidance is to improve the consistency, comparability and usefulness to users of financial statements. On April 1, 2015, FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09 provides for two implementation methods (1) full retrospective application to each prior period or (2) modified retrospective application with the cumulative effect as of the date of adoption. Early application is not permitted. The Company is evaluating the financial statement impacts of the guidance in this ASU and determining which transition method will be utilized.

In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company beginning February 1, 2016. The guidance applies prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

Note 3 - Discontinued operations

On April 30, 2013, the Company sold most of the domestic assets of its industrial process cooling subsidiary, Thermal Care, Inc., to a subsidiary of IPEG, Inc. for $16.3 million cash. On June 26, 2013, the Company sold substantially all of the assets of the HVAC business previously included in Corporate and Other. In October 2013, the Company decided to sell its remaining industrial process cooling business in Denmark. This business was sold on February 28, 2014 for $0.1 million cash. From October 2013 until it was sold, the business was operational and selling product. These businesses are reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. The $0.3 million of tax expense for the period ended January 31, 2015 relates to the reversal of deferred tax assets on the books of the Denmark subsidiary upon the sale of that subsidiary. Loss from discontinued operations net of tax was $0.3 million and income from discontinued operations net of tax was $8.2 million for the years ended January 31, 2015 and 2014, respectively.

Results of the discontinued operations were as follows:

	2014	2013
Net sales	$176	$14,063

Gain on disposal of discontinued operations	$188	$11,082
(Loss) income from discontinued operations	(202)	(28)
(Loss) income from discontinued operations before income taxes	(14)	11,054
Income tax expense	324	2,820
(Loss) income from discontinued operations, net of tax	($338)	$8,234

Note 4 - Retention

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $5.7 million and $5.0 million were included in the balance of trade accounts receivable as of January 31, 2015 and 2014, respectively.

Note 5 - Costs and estimated earnings on uncompleted contracts

	2014	2013
Costs incurred on uncompleted contracts	$66,547	$52,064
Estimated earnings	31,082	18,915
Earned revenue	97,629	70,979
Less billings to date	97,610	71,725
Costs in excess of billings, net	$19	($746)
Balance sheet classification
Costs and estimated earnings in excess of billings on uncompleted contracts	$700	$1,476
Billings in excess of costs and estimated earnings on uncompleted contracts	(681)	(2,222)
Costs in excess of billings, net	$19	($746)

Note 6 - Debt

	2014	2013
Revolving line domestic	$11,353	$6,951
Mortgage notes	10,567	11,172
Revolving lines foreign	2,774	5,059
Term loans	3,036	6,494
Capitalized lease obligations (See Note 7 - Lease information)	1,906	2,067
Total debt	29,636	31,743
Less current maturities	17,033	8,274
Total long-term debt	$12,603	$23,469

The following table summarizes the Company's scheduled maturities at January 31,:

	Total	2016	2017	2018	2019	2020	Thereafter
Revolving line domestic	$11,353	$11,353	$—	$0	$—	$—	$—
Mortgages	10,567	384	401	3,576	365	379	5,462
Revolving line foreign	2,774	2,774	—	—	—	—	—
Term loans	3,036	1,820	699	517	—	—	—
Capitalized lease obligations	1,906	702	708	244	116	122	14
Total	$29,636	$17,033	$1,808	$4,337	$481	$501	$5,476

On September 24, 2014, the Company entered into a credit and security agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25.0 million, subject to borrowing base and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and certain investments, and require attainment of specific levels of profitability and cash flows when reaching certain levels of availability. Interest rates are based on options selected by the Company as follows: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. At January 31, 2015, the Company had borrowed $11.4 million at 3.25% and 1.7%, and had $8.2 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw-downs on the line of credit. The Credit Agreement replaces a secured loan and security agreement with a bank originally signed on July 11, 2002, as amended, which provided a revolving line of credit up to $25.0 million ("Prior Loan Agreement"). The outstanding amount under the Prior Loan Agreement was paid off in full.

At January 31, 2015, the Company was in compliance with all covenants under the Credit Agreement. Subsequent to January 31, 2015, the Company was not in compliance with the specific level of Borrowing Base availability for the period ended March 31, 2015. While not a covenant violation, the financial institution has the right in the Credit Agreement to have all domestic receipts deposited in a bank account from which all funds may only be used to serve the revolving line of credit under the Credit Agreement. The domestic revolving line balance as of January 31, 2015 has been classified as a current liability in the accompanying financial statements.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At January 31, 2015, the Company was in compliance with the covenant under the credit arrangement. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. The Company's interest rates range from 3.5% to 6.0% at January 31, 2015. At January 31, 2015, the

Company can borrow $36.3 million under these credit arrangements. The Company borrowed $2.8 million and had $24.0 million available under these credit arrangements as of January 31, 2015. In addition, $9.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases.

The Company has a revolving line for 50 million Saudi Riyal (approximately $13.3 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Saudi Arabian bank. The loan has an interest rate of approximately 6% and matures September 2015.

The Company has a revolving line for 40 million Dirhams (approximately $10.9 million U.S. dollars at the prevailing exchange rate on the transaction date) from a bank in the U.A.E. The loan has an interest rate of approximately 6% and matures June 2015.

The Company has a revolving line for 35.3 million Dirhams (approximately $9.6 million U.S. dollars at the prevailing exchange rate on the transaction date) from a bank in the U.A.E. The loan has an interest rate of approximately 6% and matures November 2015.

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

Term loans. On December 10, 2012, the Company obtained a loan in the amount of 1.4 million Euros (approximately $1.8 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank by its Filtration Products manufacturing facility in Denmark. The loan is secured by equipment. The interest rate at January 31, 2015 was 3.7%. The loan has a variable interest rate plus margin, quarterly payments of approximately $108 thousand for both principal and interest and matures December 2017.

From November 2013 to October 2014, the Company obtained loans in the amount of 1.0 million Dirhams (approximately $284 thousand U.S. dollars at the exchange rate prevailing on the transaction dates). The loans bears interest at 3.4% and 5.75% with monthly payments of $12 thousand for both principal and interest and matures between November 1, 2015 and November 30, 2016.

On April 10, 2012, the Company obtained a loan from a U.A.E. bank to purchase equipment and office furniture for a building for the Piping System's facility in Saudi Arabia, in the amount of 22.2 million Dirhams (approximately $5.9 million U.S. dollars at the exchange rate prevailing on the transaction date). The loan is secured by the equipment and office furniture purchased and bears interest at 5.5% with quarterly payments of approximately $408 thousand for both principal and interest and matures April 2016.

Capital leases. In August 2014, Filtration Products' obtained a capital lease in the amount of $0.4 million under an equipment loan secured by equipment. The loan bears interest at 1.5% with monthly payments of $15 thousand for both principal and interest commencing April 1, 2015 and matures March 31, 2020.

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

In 2013 and 2014, Piping Systems obtained two capital leases totaling 1.5 million Indian Rupees (approximately $24 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases range from 12.8% to 18.2% per annum with monthly principal and interest payments of $1 thousand and matures in 2016 and 2017.

On April 23, 2010, Filtration Products' Denmark location obtained a capital lease in the amount of 1.0 million DKK (approximately $0.2 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Danish bank to finance capital expenditures. The loan bears interest at a fixed rate of 9.7% per annum with monthly principal and interest payments of $2.5 thousand and matures June 2015.

Note 7 - Lease information

Property under capitalized leases	2014	2013
Machinery and equipment	$3,854	$3,328
Transportation equipment	24	31
Computer equipment	92	92
Subtotal	3,970	3,451
Less accumulated amortization	1,193	871
Total	$2,777	$2,580

Fixed assets acquired under capital leases	$680	$107

The Company has several significant operating lease agreements as follows:

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030 and an additional ten acres of land is leased through 2031.

•
Land for production facilities in the U.A.E. of approximately 80,200 square feet is leased until June 30, 2030. Office space and land for production facilities of approximately 37,700 square feet in the U.A.E. is leased until July 2032.

•	Office space of approximately 6,000 square feet in Virginia is leased through August 31, 2015.

At January 31, 2015, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2015	$1,707	$783
2016	1,389	746
2017	1,287	254
2018	1,247	120
2019	1,187	124
Thereafter	13,510	14
Subtotal	20,327	2,041
Less Amount representing interest		135
Future minimum lease payments	$20,327	$1,906

Rental expense for operating leases was $1.1 million and $1.4 million in 2014 and 2013, respectively.

Note 8 - Income taxes

Income (loss) from continuing operations	2014	2013
Domestic	($2,226)	($7,485)
Foreign	5,549	19,785
Total	$3,323	$12,300

Components of income tax expense (benefit)
Current
Federal	$45	($245)
Foreign	1,834	3,024
State and other	(77)	(82)
Subtotal	1,802	2,697
Deferred
Federal	—	(2,715)
Foreign	1,439	(475)
State and other	—	—
Subtotal	1,439	(3,190)
Total	$3,241	$(493)

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the Company is required to calculate and provide for estimated income tax expense for each of the tax jurisdictions. The process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, in tax laws, and resulting from tax audits can affect the overall effective tax rate ("ETR"), which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The ETR in 2014 was higher than the statutory U.S. federal income tax rate, mainly due to the impact of the full valuation allowance maintained against domestic deferred tax assets and repatriation of foreign earnings. Although the domestic deferred tax assets had a full valuation allowance in both years, there was no impact last year due to the intraperiod allocation rules and the tax expense allocated to discontinued operations. This had the effect of fully benefiting the continuing operation domestic loss last year, versus no benefit this year. The Company remains in an NOL carryforward position.

During the third quarter of 2014, the Company received a distribution of foreign earnings of $0.8 million from a Denmark subsidiary. These foreign earnings were previously considered to be indefinitely reinvested outside the U.S. The repatriation by the Denmark subsidiary was a one-time nonrecurring event. The Company has not provided Federal tax on unremitted earnings of its Denmark and Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

During the fourth quarter, the Company has concluded that not all of the undistributed earnings of Perma-Pipe India Ltd, will remain permanently reinvested outside the U.S. and are now available for use in the U.S. or in entities in other foreign countries. As a result of that conclusion, the Company has provided deferred taxes on the basis differences in the stock of this subsidiary. In the fourth quarter of 2014, MFRI recorded $0.8 million in tax expense related to withholding tax that would be paid to the Indian government in the event that a dividend of up to $4.2 million is paid to its foreign parent company. Future earnings related to this subsidiary will not be deemed permanently reinvested. No U.S. cash tax payments will be made upon distribution of these foreign earnings as long as the Company is in a net loss operating position.

The difference between the provision for income taxes and the amount computed by applying the Federal ETR of 34% was as follows:

	2014	2013
Tax benefit at federal statutory rate	$1,130	$4,182
Domestic valuation allowance	1,778	—
Valuation allowance for state NOLs	119	—
Differences in foreign tax rate	455	(3,049)
Foreign tax credit	(793)	—
Research tax credit	(29)	—
Repatriation	847	—
Valuation allowance for foreign NOLs	15	(1,209)
Nontaxable income from the Canadian joint venture	(666)	(179)
State taxes, net of federal benefit	(62)	(192)
All other, net expense	447	(46)
Total	$3,241	($493)

The Company has a Federal operating loss carryforward of $11.8 million that will begin to expire in the year ending January 31, 2030. In addition, there are suspended excess tax benefits of $0.3 million.

The deferred tax asset ("DTA") for state NOL carryforwards of $1.3 million relates to amounts that expire at various times from 2015 to 2031. The amount that expired in 2014 is approximately $3 thousand.

The Company has a DTA for foreign NOL carryforwards of $0.5 million that can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the foreign tax jurisdictions. The Company has a DTA foreign NOL carryforward of $0.4 million for its subsidiary in Saudi Arabia that can be carried forward indefinitely and does not have a valuation allowance recorded against it.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction

For the year ending January 31, 2015, the Company has determined that there is not a greater than 50% likelihood that all of the domestic DTAs will be realized based on the available evidence. The Company recorded a full valuation allowance against the remaining domestic net DTAs as of January 31, 2013 net of uncertain tax positions ("UTP"). The Company continues to have a valuation allowance on its domestic DTAs since domestic losses continue to being generated.

The Company has a deferred tax asset of $2.1 million for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in January 31, 2022. As of January 31, 2015, we have not made a provision for U.S. or additional foreign withholding taxes on approximately $55.3 million of undistributed earnings of foreign subsidiaries indefinitely reinvested outside of the U.S., mainly in the Middle East.

Components of deferred income tax assets	2014	2013
U.S. Federal NOL carryforward	$3,156	$2,298
Non-qualified deferred compensation	2,363	2,358
Research tax credit	2,032	1,965
Foreign NOL carryforward	483	1,004
Foreign tax credit	2,088	1,294
Stock compensation	1,033	1,162
Other accruals not yet deducted	901	581
State NOL carryforward	1,291	1,173
Accrued commissions and incentives	584	814
Accrued pension	735	182
Inventory valuation allowance	430	413
Other	561	217
Inventory uniform capitalization	94	102
Deferred tax assets, gross	15,751	13,563
Valuation allowance	(14,201)	(11,591)
Total deferred tax assets, net of valuation allowances	$1,550	$1,972

Components of the deferred income tax liability
Depreciation	$851	$963
Foreign subsidiaries unremitted earnings	863	—
Prepaid	310	231
Total deferred tax liabilities	$2,024	$1,194

Deferred tax asset, net	$(474)	$778

Balance sheet classification
Long-term assets	$0	$1,667
Long-term liability	309	—
Current liabilities	165	889
Total deferred tax assets, net of valuation allowances	$(474)	$778

The following table summarizes UTP activity, excluding the related accrual for interest and penalties:

	2014	2013
Balance at beginning of the year	$1,358	$1,373
Increases in positions taken in a prior period	17	—
Increases in positions taken in a current period	—	11
Decreases due to lapse of statute of limitations	(42)	(26)
Decreases due to settlements	(45)	—
Balance at end of the year	$1,288	$1,358

Included in the total UTP liability at January 31, 2015 were estimated accrued interest of $17 thousand and penalties of $15 thousand and at January 31, 2014, accrued interest was $18 thousand and penalties were $25 thousand. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet. The Company's policy is to include interest and penalties in income tax expense. At January 31, 2015, the Company did not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above, or other factors, within the next twelve months. Included in the balance at January 31, 2015 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $1.3 million of the amount accrued at January 31, 2015 would impact the ETR, if reversed.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In July 2014, the Company received a notice from the Internal Revenue Service that it had concluded the tax audit for the years ended January 31, 2012 and 2013. No changes were made to the reported tax. Tax years back to January 31, 2011 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years.

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

Asset allocation

The plans hold no securities of MFRI, Inc.; 100% of the assets are held for benefits under the plan. The fair value of the major categories of the pension plans' investments are presented below. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Level 1 market value of plan assets	2014	2013
Equity securities	$3,795	$3,340
U.S. bond market	2,033	2,453
Real estate securities	—	149
Subtotal	5,828	5,942
Level 2 significant other observable inputs
Money market fund	340	409
Total	$6,168	$6,351

At January 31, 2015, plan assets were held 62% in equity, 33% in debt and 5% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of 55% equities (with a range of 40% - 65%),  25% fixed income (with a range of 20% - 35%) and 20% Alternative Investments (with a range of 15% - 25%), diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2014 resulted in $63 thousand actual return on plan assets as presented below, which increased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, which is the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan	2014	2013
Accumulated benefit obligations
Vested benefits	$7,626	$6,243
Accumulated benefits	$8,129	$6,827

Change in benefit obligation
Benefit obligation - beginning of year	$6,827	$7,240
Service cost	—	78
Interest cost	299	293
Actuarial (gain) loss	1,249	(539)
Benefits paid	(246)	(245)
Benefit obligation - end of year	$8,129	$6,827

Change in plan assets
Fair value of plan assets - beginning of year	$6,351	$6,065
Actual gain on plan assets	63	531
Benefits paid	(246)	(245)
Fair value of plan assets - end of year	$6,168	$6,351

Unfunded status	$(1,961)	$(476)

Balance sheet classification
Current assets	$352	$335
Other assets	1,163	1,038
Other long-term liabilities	(3,476)	(1,849)
Net amount recognized	$(1,961)	$(476)

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$3,124	$1,513
Net amount recognized	$3,124	$1,513

Weighted-average assumptions used to determine net cost and benefit obligations	2014	2013
End of year benefit obligation	3.35%	4.50%
Service cost discount rate *	4.50%	4.50%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
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

Components of net periodic benefit cost	2014	2013
Service cost	$—	$78
Interest cost	299	293
Expected return on plan assets	(494)	(483)
Amortization of prior service cost	—	21
Recognized actuarial loss	69	105
Curtailment cost	—	252
Net periodic benefit (income) cost	($126)	$266

Amounts recognized in other comprehensive income
Actuarial (loss) gain on obligation	($1,249)	$539
Actual (loss) gain on plan assets	(362)	153
Reclassify prior service cost	—	21
Total in other comprehensive (loss) income	($1,611)	$713
Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets.

Cash flows
Expected employer contributions for the fiscal year ending January 31, 2016	$—
Expected employee contributions for the fiscal year ending January 31, 2016	—
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2016	352
2017	349
2018	371
2019	368
2020	382
2021 - 2025	$1,837

401(k) plan

The domestic employees of the Company participate in the MFRI, Inc. Employee Savings and Protection Plan, which is applicable to all employees except employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 3% of each participant's salary. Effective January 1, 2015, the employee match was increased to a maximum of 3.5% of each participant's salary.

For employees covered by the Winchester Bargaining Unit Savings Plan, the Company matches 15% of each participant's contribution, up to a maximum of 6% of each participant's salary.

Contributions to the 401(k) plan were $439 thousand and $430 thousand for the years ended January 31, 2015 and 2014, respectively.

Deferred compensation plan

The Company had a Supplemental Retirement and Deferred Compensation Plan ("Supplemental Plan"), pursuant to which key employees deferred compensation. Participants receive distributions from the plan at the later of age 65 or six months after separation from service. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements.

Deferred compensation liability	2014	2013
Current	$189	$189
Long-term	6,560	6,509
Total	$6,749	$6,698

Deferred compensation expense	$619	$519

On April 10, 2014, the Company's Board of Directors terminated the Supplemental Plan and its Deferred Stock Purchase Plan, adopted on December 5, 2012 (collectively, the "Plans"), effective April 10, 2014 ("Termination Date"). No additional contributions will be made by the Company or participants under the Plans after the Termination Date. All funds and Company stock remaining in participant accounts will be distributed not later than 24 months after the Termination Date. The Company is obligated to deliver 9,991 shares of Company common stock under the Deferred Stock Purchase Plan.

Multi-employer plans

The Company contributes to a multi-employer plan for certain collective bargaining U.S. employees and for foreign employees according to their countries' requirements. The risks of participating in this multi-employer plan are different from a single employer plan in the following aspects:

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

			Funded Zone Status	FIP/RP Status Pending/Implemented	Contribution
Plan Name	EIN	Plan #			2014	2013	Surcharge Imposed	Collective Bargaining Expiration Date
Pipe Fitters Retirement Fund, Local 597	626105084	001	Green	No	—	275	No	6/1/2014
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	236	192	No	3/31/2016

Plans for which financial information is not publicly available outside MFRI's financial statements
Denmark	N/A	N/A	N/A	N/A	$296	$350	N/A

Note 10 - Stock-based compensation

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	2014	2013
Stock-based compensation (benefit) expense	($114)	$127
Restricted stock based compensation expense	$82	$386

Stock-based compensation was a benefit year-to-date due to cancellations. A majority of these cancellations related to former employees from the discontinued operations.

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

2.	expected volatility - an estimate based on the historical volatility of MFRI common stock's weekly closing stock price for the expected life ; and

3.	expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2014	2013
1.	Risk-free interest rate	.74%-1.77%	.74%-2.82%
2.	Expected volatility	40.88%-59.39%	42.12%-65.54%
3.	Expected life in years	4.9 to 5.1	4.9 to 5.7
4.	Dividend yield	—	—

The following summarizes the activity related to options outstanding under all plans for the years ended January 31, 2014 and 2015:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2013	969	$10.77	6.6	$40

Granted	103	10.55
Exercised	(223)	7.11		1,082
Expired or forfeited	(73)	11.90
Outstanding at January 31, 2014	776	11.69	6.1	3,859

Options exercisable at January 31, 2014	513	$13.43	4.8	2,226

Granted	97	12.41
Exercised	(45)	7.27		194
Expired or forfeited	(64)	18.92
Outstanding at January 31, 2015	764	11.45	5.7	—

Options exercisable at January 31, 2015	532	$12.04	4.5	$0

The weighted average fair value of options granted, net of options surrendered, during 2014 and 2013 are estimated at $4.73 and $4.78, per share, respectively, on the date of grant.

Unvested options outstanding	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding at January 31, 2014	263	$6.91	$4
Granted	97	12.41
Vested	(115)
Expired or forfeited	(13)	8.59
Outstanding at January 31, 2015	232	$10.11	$0
Based on historical experience the Company expects 85% of these options to vest.

As of January 31, 2015, there was $0.8 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.4 years.

Deferred stock

On April 10, 2014, the Company's Board of Directors terminated the Deferred Stock Purchase Plan, adopted on December 5, 2012, effective April 10, 2014 ("Termination Date"). No additional contributions will be made by the Company or participants under the Plan after the Termination Date. All Company stock remaining in participant accounts will be distributed not later than 24 months after the Termination Date. The Company is obligated to deliver 9,991 shares of Company common stock under this Plan. Refer to "Deferred compensation plan" in Note 9 - Retirement plans, in the Notes to Consolidated Financial Statements

In June 2013 and June 2014 under the Omnibus Plan described above, the Company granted deferred stock units to each non-employee director at the time of the annual meeting of stockholders equal to the result of dividing $30,000 by the fair market value of the common stock on the date of grant. The stock will be distributed to the directors upon their separation from service.

As of January 31, 2015, there were approximately 33,396 deferred stock units outstanding included in restricted stock activity below.

Restricted stock

In June 2014 under the Omnibus Plan described above, the Company granted restricted stock to Tier I and Tier II executive officers. A portion of the restricted stock vest ratably over time and a portion vests in three years based on performance measures. Until restricted stock becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise), except by will or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. The Company issues new shares from its treasury stock or authorized but unissued share pool. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the two-year vesting period. The following table summarizes restricted stock activity for the years ended January 31, 2015 and 2014, respectively:

	Restricted shares	Weighted average grant price	Aggregate intrinsic value
Outstanding at January 31, 2013	—	$—	$—
Granted	52	11.24
Issued	(21)
Forfeited	(2)	11.25
Outstanding at January 31, 2014	29	$14.52	$419

Granted	12
Issued	(8)
Forfeited	—
Outstanding at January 31, 2015	33	$10.00	$334

As of January 31, 2015, there was $0.2 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.6 years.

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

Note 12 - Interest expense, net

	2014	2013
Interest expense	$1,372	$1,855
Interest income	(529)	(544)
Interest expense, net	$843	$1,311

Note 13 - Fair value of financial instruments

At January 31, 2015, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The Company entered into an interest rate swap agreement in 2012 to reduce its exposure to market risks from changing interest rates, exchanges the variable rate to fixed interest rate payments of 2.47%. The exchange-traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy which includes significant other observable inputs because the exchange is not deemed an active market. The swap agreement is a fair value hedge. The derivative mark to market was $0.1 million as of January 31, 2015 and January 31, 2014, respectively. This was included in other long-term liabilities on the consolidated balance sheets.

Note 14 - Subsequent events

The Company has evaluated the period after the balance sheet date up through April 16, 2015, which is the date that the consolidated financial statements were issued, and determined that other than noted below, there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

On February 5, 2015, MFRI, Inc. executed the First Amendment ("Amendment") to the Credit and Security Agreement by and among BMO Harris Bank, N.A., the Registrant, and its subsidiaries. The Amendment allows the Company to use up to $2 million for the purchase of its outstanding shares of common stock on or prior to December 31, 2015.

On February 5, 2015, the Company issued a press release reporting that its Board of Directors approved a share repurchase program which authorizes the Company to use up to $2 million for the purchase of its outstanding shares of common stock. Share repurchases may be executed through open market or in privately negotiated transactions, on or prior to December 31, 2015.

At January 31, 2015, the Company was in compliance with all covenants under the Credit Agreement. Subsequent to January 31, 2015, the Company was not in compliance with the specific level of Borrowing Base availability for the period ended March 31, 2015. While not a covenant violation, the financial institution has the right in the Credit Agreement to have all domestic receipts deposited in a bank account from which all funds may only be used to serve the revolving line of credit under the Credit Agreement. The domestic revolving line balance as of January 31, 2015 has been classified as a current liability in the accompanying financial statements.

On March 16, 2015,the Company signed a letter of intent to sell its idle facility in Cicero, Illinois to an unaffiliated third party. The Company does not anticipate that it will recognize a material gain or loss from sale upon closing the transaction.

On April 1, 2015, the Company obtained a loan with no maturity date in the amount of $1.9 million, sourced from the cash surrender value of certain life insurance policies. The loan carries interest at a rate of approximately 5% and requires interest only payments annually.

Schedule II
MFRI, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2015 and 2014

	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves (1)	Charged to other accounts (2)	Balance at end of period

Year Ended January 31, 2015
Allowance for possible losses in collection of trade receivables	$194	$28	$126	$14	$110

Year Ended January 31, 2014
Allowance for possible losses in collection of trade receivables	$290	$128	$228	$4	$194

(1) Uncollectible accounts charged off
(2) Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MFRI, INC.

Date:	April 16, 2015	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	BRADLEY E. MAUTNER*	Director, President and Chief Executive Officer (Principal Executive Officer)))
)
	KARL J. SCHMIDT*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	) )	April 16, 2015
)
	DAVID UNGER*	Director and Chairman of the Board of Directors	)
)
	DENNIS KESSLER*	Director	)
)
	MICHAEL J. GADE*	Director	)
)
	MARK A. ZORKO*	Director	)
)
	DAVID S. BARRIE*	Director	)
)
	JEROME T. WALKER*	Director	)

*By:	/s/ Bradley E. Mautner	Individually and as Attorney in Fact
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

Exhibit No.	Description and Location
3(i)	Certificate of Incorporation of MFRI, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)	Second Amended and Restated By-Laws of MFRI, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 4, 2013]
4(a)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(b)	Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's [Current Report on Form 8-K filed on September 24, 1999]
4(c)	Amendment to Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
10(a)	1994 Stock Option Plan [Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994] *
10(b)	2001 Independent Directors Stock Option Plan, [Incorporated by reference to Exhibit (d)(5) to the Company's Schedule TO filed on May 25, 2001] *
10(c)
Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *

10(d)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004] *
10(e)
Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated April 30, 2012 [Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q filed on June 11, 2012]

10(f)	First Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated June 8,2012
10(g)	Second Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated October 12, 2012
10(h)	Third Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated March 15,2013
10(i)
Fourth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated April 25, 2013 [Incorporated by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K filed for the fiscal year ended January 31, 2013 on May 2, 2013]

10(j)
Fifth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated June 7, 2013 [Incorporated by reference to Exhibit 10(l)to the Company's Quarterly Report on Form10-Q filed on September 12, 2013]

10(k)
Sixth Amendment to Second Amended and Restated Loan and Security Agreement between the Company and Bank of America dated July 29, 2013 [Incorporated by reference to Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q filed on September 12, 2013]

10(l)
Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated September 24, 2014 [Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q filed on December 9, 2014]

10(m)	First Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated February 5, 2015
10(n)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
10(o)	Employment agreement with Fati Elgendy dated November 12, 2007 [Incorporated by reference to DEF14A filed on May 29, 2008] *
10(p)
First Amendment to Employment Agreement with Fati Elgendy dated March 19, 2014 [Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed on April 15, 2014] *

10(q)
2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on April 19, 2010] *

10(r)	Deferred Stock Purchase Plan [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Forms S-8 File No. 333-186055, effective January 16, 2013] *

Exhibit No.	Description and Location
10(s)	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2013] *
21	Subsidiaries of MFRI, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

*Management contracts and compensatory plans or agreements