Form 10-Q
period 2015-04-30
MFRI INC
filed 2015-06-12
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

On June 5, 2015, there were 7,246,010 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended April 30, 2015

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2015	2014
Net sales	$37,674	$59,524
Cost of sales	33,633	43,535
Gross profit	4,041	15,989

Operating expenses
General and administrative expenses	6,140	7,417
Selling expenses	2,701	2,863
Total operating expenses	8,841	10,280

(Loss) income from operations	(4,800)	5,709

Income (loss) from joint venture	165	(8)

Interest (income) expense, net	(6)	237
(Loss) income from continuing operations before income taxes	(4,629)	5,464

Income tax expense	26	1,266

(Loss) income from continuing operations	(4,655)	4,198

Loss from discontinued operations, net of tax	—	(371)

Net (loss) income	($4,655)	$3,827

Weighted average common shares outstanding
Basic	7,252	7,177
Diluted	7,252	7,315

(Loss) earnings per share from continuing operations
Basic	($0.64)	$0.58
Diluted	($0.64)	$0.57
Loss per share from discontinued operations
Basic and diluted	—	($0.05)
(Loss) earnings per share
Basic	($0.64)	$0.53
Diluted	($0.64)	$0.52
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2015	2014
Net (loss) income	($4,655)	$3,827

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	342	70
Interest rate swap, net of tax	5	(10)
Other comprehensive income	347	60

Comprehensive (loss) income	($4,308)	$3,887

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	April 30, 2015	January 31, 2015
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$10,718	$10,508
Restricted cash	423	428
Trade accounts receivable, less allowance for doubtful accounts of $225 at April 30, 2015 and $110 at January 31, 2015	38,190	41,847
Inventories, net	29,765	29,770
Prepaid expenses and other current assets	3,854	4,349
Costs and estimated earnings in excess of billings on uncompleted contracts	2,442	700
Total current assets	85,392	87,602
Property, plant and equipment, net of accumulated depreciation	42,131	41,486
Other assets
Note receivable from joint venture	3,814	3,931
Investment in joint venture	8,680	8,514
Cash surrender value on life insurance policies, net	1,406	3,256
Other assets	3,175	3,215
Assets held for sale long-term	503	534
Total other assets	17,578	19,450
Total assets	$145,101	$148,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,072	$11,072
Accrued compensation and payroll taxes	11,933	5,551
Commissions and management incentives payable	5,131	5,734
Revolving line domestic	11,954	11,353
Current maturities of long-term debt	5,035	5,679
Customers' deposits	6,064	7,341
Billings in excess of costs and estimated earnings on uncompleted contracts	742	681
Other accrued liabilities	2,270	2,486
Deferred tax liabilities - current	166	165
Income taxes payable	977	1,688
Total current liabilities	59,344	51,750
Long-term liabilities
Long-term debt, less current maturities	12,424	12,603
Deferred compensation liabilities	198	6,560
Deferred tax liabilities - long-term	294	309
Other long-term liabilities	3,777	3,793
Total long-term liabilities	16,693	23,265
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,246 issued and outstanding at April 30, 2015 and 7,291 issued and outstanding at January 31, 2015	73	73
Additional paid-in capital	52,792	52,655
Treasury Stock 45 shares at April 30, 2015 and none at January 31, 2015	(290)	—
Retained earnings	20,671	25,324
Accumulated other comprehensive loss	(4,182)	(4,529)
Total stockholders' equity	69,064	73,523
Total liabilities and stockholders' equity	$145,101	$148,538
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2014	$72	$52,144	$25,580	$—	($1,160)	$76,636

Net loss			(256)			(256)
Stock options exercised		330				330
Stock-based compensation expense		124				124
Deferred shares converted to common stock	1	57				58
Interest rate swap					(51)	(51)
Pension liability adjustment					(1,611)	(1,611)
Foreign currency translation adjustments			2		(1,631)	(1,629)
Tax benefit on above items					(76)	(76)
Total stockholders' equity at January 31, 2015	$73	$52,655	$25,324	$—	($4,529)	$73,523

Net loss			($4,655)			(4,655)
Repurchase of common stock				(290)		(290)
Stock-based compensation expense		137				137
Interest rate swap					6	6
Foreign currency translation adjustments			2		378	380
Tax benefit on above items					(37)	(37)
Total stockholders' equity at April 30, 2015	$73	$52,792	$20,671	($290)	($4,182)	$69,064

Shares	2015	2014
Balances at beginning of year	7,290,576	7,168,537
Shares issued (repurchased)	(44,566)	122,039
Balances at period end	7,246,010	7,290,576

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2015	2014
Operating activities
Net (loss) income	($4,655)	$3,827
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Depreciation and amortization	1,423	1,433
Loss (gain) on disposal of discontinued operations	—	12
Deferred tax expense	1	612
Stock-based compensation expense (benefit)	137	(352)
(Income) loss from joint venture	(165)	8
Cash surrender value on life insurance policies	(66)	(58)
Loss on disposal of fixed assets	—	4
Provision on uncollectible accounts	115	(64)
Changes in operating assets and liabilities
Accounts receivable	3,500	(1,726)
Inventories	(34)	(1,027)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,681)	(2,313)
Accounts payable	3,081	1,439
Accrued compensation and payroll taxes	5,782	(4,598)
Customers' deposits	(1,280)	1,283
Income taxes receivable and payable	(699)	947
Prepaid expenses and other current assets	268	(1,023)
Other assets and liabilities	(6,569)	280
Net cash used in operating activities	(842)	(1,316)

Investing activities
Capital expenditures	(2,034)	(776)
Payments on loan from joint venture	331	—
Proceeds from sales of property and equipment	—	3
Net cash used in investing activities	(1,703)	(773)

Financing activities
Proceeds from revolving lines	22,394	20,359
Proceeds from debt	597	48
Proceeds from borrowing against life insurance policies	1,916	—
Payments of debt on revolving lines of credit	(22,482)	(18,733)
Payments of other debt	(539)	(766)
Increase (decrease) in drafts payable	933	435
Payments on capitalized lease obligations	(170)	(145)
Payments for repurchase of common stock	(290)	—
Stock options exercised and restricted shares issued	—	161
Net cash provided by financing activities	2,359	1,359

Effect of exchange rate changes on cash and cash equivalents	396	173
Net increase (decrease) in cash and cash equivalents	210	(557)
Cash and cash equivalents - beginning of period	10,508	13,395
Cash and cash equivalents - end of period	$10,718	$12,838

Supplemental cash flow information
Interest paid	$272	$369
Income taxes paid	715	7
Fixed assets acquired under capital leases	732	—
Funds held in escrow related to the sale of Thermal Care, Inc. assets	—	1,125
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2015
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2015 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2015 and 2014 are for the three months ended April 30, 2015 and 2014, respectively.

2.
Business segment reporting. The Company has two reportable segments: Piping Systems, which engineers, designs, manufactures and sells specialty piping, leak detection and location systems, and Filtration Products, which manufactures custom-designed industrial filtration products to remove particulates from air and other gas streams.

For the three months ended April 30, 2015, no customer accounted for 10% of the Company's consolidated net sales. For the three months ended April 30, 2014, one customer in Piping Systems accounted for 21% of the Company's consolidated net sales.

At April 30, 2015, one customer in Piping Systems accounted for 28% of accounts receivable. At January 31, 2015, one customer in Piping Systems accounted for 31% of accounts receivable.

	Three Months Ended April 30,
	2015	2014
Net sales
Piping Systems	$20,277	$42,354
Filtration Products	17,397	17,170
Total	$37,674	$59,524
Gross profit
Piping Systems	$2,355	$13,458
Filtration Products	1,686	2,531
Total	$4,041	$15,989
(Loss) income from operations
Piping Systems	($1,426)	$8,017
Filtration Products	(1,230)	(544)
Corporate	(2,144)	(1,764)
Total	($4,800)	$5,709

3.
Income taxes. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates ("U.A.E.") is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future. The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

The Company's consolidated effective tax rate ("ETR") from continuing operations was a negative 0.6% and a positive 23.2% for the three months ended April 30, 2015 and 2014, respectively. The change in the ETR for the two periods relates to the mix of income earned in zero rate jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties, at April 30, 2015, recorded in other long-term liabilities was $0.1 million of which $0.1 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $2 thousand included in expense for the current quarter.  The amount of accrued interest and penalties at April 30, 2015, associated with unrecognized tax benefits was $40 thousand.

As of April 30, 2015, open tax years in federal and some state jurisdictions date back to 2012. In addition, federal and state tax years January 31, 2002 through January 31, 2012 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. The Company has net operating loss carryforwards expiring in various years beginning January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of April 30, 2015, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

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

4.
Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company has an idle facility in Cicero, Illinois is presented as held for sale as of April 30, 2015. In 2014, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable. Management determined that the carrying value of the idle facility was fully recoverable.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.69 million and $2.68 million as of April 30, 2015 and January 31, 2015, respectively. Accumulated amortization was approximately $2.29 million and $2.28 million as of April 30, 2015 and January 31, 2015, respectively. Future amortizations over the next five years ending January 31 will be $39,400 in 2016, $49,000 in 2017, $46,000 in 2018, $37,000 in 2019, $34,000 in 2020, and $191,715 thereafter. Patents are included in other assets in the balance sheet.

	Three Months Ended April 30,
	2015	2014
Patent amortization expense	$13	$13

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

	Three Months Ended April 30,
	2015	2014
Share of income (loss) from joint venture	$165	($8)

The following information summarizes the joint venture financial data as of April 30, 2015 and January 31, 2015, respectively:

	April 30, 2015	January 31, 2015
Current assets	$9,588	$13,820
Noncurrent assets	12,217	14,023
Current liabilities	2,529	4,499
Noncurrent liabilities	6,825	9,013
Equity	12,451	14,331

	Three Months Ended April 30,
	2015	2014
Revenue	$6,267	$8,937
Gross profit	1,167	725
Income from continuing operations	685	213
Net income (loss)	337	(16)

7. Cash surrender value on life insurance policies. The Company has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge. These life insurance contracts may be used to fund the Company's obligation under a deferred compensation agreement plan.

On April 1, 2015, the Company obtained a loan in the amount of $1.9 million, sourced from the cash surrender value of certain life insurance policies. This loan was repaid in May 2015. The net cash surrender value of these policies was $1.4 million at April 30, 2015 and was included in long-term assets on the balance sheet.

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2015	2014
Stock-based compensation expense (benefit)	$59	($381)
Restricted stock based compensation expense (benefit)	$89	($69)

Stock-based compensation for 2014 was a benefit year-to-date due to cancellations. Most of these cancellations related to former employees from the discontinued operations.

Stock Options

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Three Months Ended April 30,
Fair value assumptions	2015	2014
Risk free interest rate	.74% - 1.77%	.74% - 2.19%
Expected volatility	40.88% - 59.39%	42.12% - 60.26%
Expected life	4.9 - 5.1 years	4.9 - 5.7 years
Dividend yield	none	none

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2015	764	$11.45	5.7	$—
Expired or forfeited	(15)	12.95
Outstanding end of period	749	11.42	5.4	4

Exercisable end of period	527	$11.98	4.3	$2

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2015	232	$10.11	$—
Vested	(3)
Expired or forfeited	(7)	10.24
Outstanding end of period	222	$10.10	$2

As of April 30, 2015, there was $0.7 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.1 years.

Restricted stock

The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2015	33	$11.53	$186
Granted	—
Issued	—
Outstanding end of period	33	$11.53	$198

As of April 30, 2015, there was $0.4 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 1.5 years.

9.
Treasury stock / share repurchase program. On February 5, 2015, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $2 million for the purchase of its outstanding shares of common stock. Share repurchases may be executed through open market or privately negotiated transactions on or prior to December 31, 2015.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2015:

Period	Total number of shares purchased	Average price paid per share
February	28	$6.64
March	17	6.27
April	—	—
For additional information, see "Part II, Item 2".

10.	Earnings per share.

	Three Months Ended April 30,
	2015	2014
Basic weighted average common shares outstanding	7,252	7,177
Dilutive effect of equity compensation plans	—	138
Weighted average common shares outstanding assuming full dilution	7,252	7,315

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	643	160

Stock options with an exercise price below the average market price	106	547

11.	Interest expense, net.

	Three Months Ended April 30,
	2015	2014
Interest expense	$268	$352
Interest income	(274)	(115)
Interest expense, net	($6)	$237

12.	Debt. Debt totaled $29.4 million at April 30, 2015, a net decrease of $0.2 million since January 31, 2015.

Revolving lines domestic. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At April 30, 2015, the Company was not in compliance with the specific level of Borrowing Base availability for the period ended March 31, 2015. While not a covenant violation, the financial institution has the right in the Credit Agreement to have all domestic receipts deposited in a bank account from which all funds may only be used to serve the revolving line of credit under the Credit Agreement. The domestic revolving line balance as of January 31, 2015 has been classified as a current liability in the accompanying financial statements.

On April 30, 2015, the Company completed the second amendment to the Credit Agreement. The second amendment increases the borrowing base by adding the cash surrender value of assigned life insurance policies multiplied by ninety percent.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of April 30, 2015, the Company had borrowed $12.0 million at 3.25% and 1.71% and had $6.5 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At April 30, 2015, the Company was in compliance with the covenants under the credit arrangements. At April 30, 2015, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At April 30, 2015, the Company's interest rates range from 3.5% to 6.0%. At April 30, 2015, the Company could have borrowed $36.3 million under these credit arrangements. In addition, $9.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At April 30, 2015, borrowings under these credit arrangements totaled $1.5 million; an additional $25.6 million remained unused.

13.
Fair value of financial instruments. At April 30, 2015, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The Company entered into an interest swap agreement in 2012 to reduce its exposure to market risks from changing interest rates and exchange the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The swap agreement is a fair value hedge. The derivative mark to market was $0.1 million at both April 30, 2015 and January 31, 2015. This was included in other long-term liabilities on the consolidated balance sheets.

14.
Recent accounting pronouncements. In August 2014, the Financial Accounting Standards Board, ("FASB"), issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

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

15.	Reclassifications. Reclassifications were made to the prior-year financial statements to conform to the current-year presentations.

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

For the three months ended April 30, 2015, no customer accounted for 10% of the Company's consolidated net sales. For the three months ended April 30, 2014, one customer in Piping Systems accounted for 21% of the Company's consolidated net sales.

At April 30, 2015, one customer in Piping Systems accounted for 28% of accounts receivable. At January 31, 2015, one customer in Piping Systems accounted for 31% of accounts receivable.

Three months ended April 30, 2015 ("current quarter") vs. Three months ended April 30, 2014 ("prior-year quarter")

Net sales decreased 37% to $37.7 million in the current quarter, from $59.5 million in the prior-year quarter. Piping Systems sales decreased 52% or $22.1 million compared to the prior-year quarter due to lower volume in Saudi Arabia and the United Arab Emirates ("U.A.E.") and lower volume of domestic oil and gas projects.

Gross profit decreased to $4.0 million in the current quarter from $16.0 million in the prior-year quarter, mainly due to the sales volume decrease in Piping Systems. The gross margin decreased to 10.7% of net sales in the current quarter from 26.9% in the prior-year quarter, and was also impacted by Filtration Products' customer mix and startup costs for the new production facility in the U.A.E.

Operating expenses decreased to $8.8 million in the current quarter from $10.3 million in the prior-year quarter due to lower management incentive compensation expense, partially offset by higher stock compensation expense and increased professional expenses.

Pretax loss from continuing operations was $4.6 million in the current quarter versus income of $5.5 million in the prior-year quarter. Factors contributing to the 2015 results were lower volume in the Middle East partially offset by a profitable performance by the Canadian joint venture and lower interest expense.

The Company's worldwide effective income tax rate from continuing operations was a negative 0.6% and a positive 23.2% for the three months ended April 30, 2015 and 2014, respectively. The change in the ETR for the two periods relates to the mix of income earned in zero rate jurisdictions. See the Income Taxes paragraphs on the following page.

The current quarter net loss was $4.7 million compared to net income of $3.8 million in the prior-year quarter. The decrease was due to the lower sales volume and gross profit in Piping Systems.

Piping Systems

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

	Three Months Ended April 30,
($ in thousands)	2015	%	2014	%	% Decrease
Net sales	$20,277		$42,354		(52)%
Gross profit	2,355	12%	13,458	32%	(83)%
(Loss) income from operations	(1,426)	(7)%	8,017	19%	(118)%
Income (loss) from joint venture	165		(8)

Current quarter vs. prior-year quarter

Net sales decreased 52% to $20.3 million in the current quarter from $42.4 million in the prior-year quarter. The decrease was attributed to lower global and domestic volume.

Gross margin decreased to 12% of net sales in the current quarter from 32% of net sales in the prior-year quarter. Gross profit decreased due to lower volume. Operating expenses decreased to $3.8 million from $5.4 million due to lower management incentive compensation expense and lower professional costs.

Filtration Products

	Three Months Ended April 30,
($ in thousands)	2015	%	2014	%	% Increase (Decrease)
Net sales	$17,397		$17,170		1%
Gross profit	1,686	10%	2,531	15%	(33)%
Loss from operations	(1,230)	(7)%	(544)	(3)%	(126)%

Current quarter vs. prior-year quarter

Net sales increased 1% to $17.4 million in the current quarter from $17.2 million in the prior-year quarter. Gross profit decreased to $1.7 million from $2.5 million. Gross margin decreased to 10% in the current quarter from 15% in the prior-year quarter due to customer mix and startup costs for the new production facility in the U.A.E. The Company continues to expand its geographic market coverage and improve its margin through expense controls to strengthen this segment.

Operating expenses decreased to $2.9 million in the current quarter from $3.1 million in the prior-year quarter. Reduced sales staffing, less promotional activities and lower professional costs contributed to the net decrease in expenses.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segments. General and administrative expenses increased to $2.1 million in the current quarter from $1.8 million in the prior-year quarter. This increase was due to increased stock compensation expenses, increased professional service expenses and increased compensation for the board of directors.

Net interest expense decreased to income of $6 thousand in the current quarter from $0.2 million in the prior-year quarter due to increased interest income in cash at foreign subsidiary.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was a negative 0.6% for the three months ended April 30, 2015, which was affected primarily by income earned overseas in lower tax jurisdictions and the impact of the full valuation allowance maintained against domestic deferred tax assets. Specifically, the Company projects significantly more income to be generated in the U.A.E. this year, which has a zero tax rate.  This is causing the current year projected overall tax rate to be lower as a result. The Company remains in an NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2015 were $10.7 million compared to $10.5 million at January 31, 2015. At April 30, 2015, $0.4 million was held in the U.S., and $10.3 million was held at the foreign subsidiaries. The Company's working capital was $26.0 million on April 30, 2015 compared to $35.9 million on January 31, 2015. Net cash used in operating activities during the first three months of 2015 was $0.8 million compared to $1.3 million of net cash used during the first three months of 2014.

The Company had a Supplemental Retirement and Deferred Compensation Plan ("Supplemental Plan"), pursuant to which key employees deferred compensation. Life insurance contracts have been purchased which may be used to fund the Company's obligation under these agreements. On April 10, 2014, the Company's Board of Directors terminated the Supplemental Plan and its Deferred Stock Purchase Plan, adopted on December 5, 2012, effective April 10, 2014. All funds and Company stock remaining in participant accounts will be distributed not later than April 2016. This is shown on the Statements of Cashflow as a movement from Other assets and liabilities to Accrued compensation and payroll taxes.

The Company has not provided Federal tax on unremitted earnings of its Denmark and Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

Net cash used in investing activities for the three months ended April 30, 2015 was $1.7 million.

On February 5, 2015, the Board of Directors authorized a $2 million share repurchase program.  Share repurchases may be executed through open market or in privately negotiated transactions on or prior to December 31, 2015. The specific number of shares that the Company will ultimately repurchase, and the actual timing and amount of share repurchases, will be dependent on then current market conditions and other business-related factors, as well as the applicable requirements of federal securities law. As of April 30, 2015, the Company has repurchased 45 thousand shares. For additional information, see "Notes to Consolidated Financial Statements, Note 9 "Treasury stock/share repurchase program" contained in Item 1 of this report and Item 2 of Part II.

Debt totaled $29.4 million at April 30, 2015, a net decrease of $0.2 million compared to the beginning of the current fiscal year. Debt decreased $3.2 million from April 30, 2014. Stockholders' equity decreased to $69.1 million at April 30, 2015 from $80.3 million at April 30, 2014. The leverage ratio of debt/equity was 0.43 at April 30, 2015 compared to 0.41 at April 30, 2014. For additional information, see "Notes to Consolidated Financial Statements, Note 12 Debt" contained in Item 1 of this report. Net cash provided by financing activities was $2.4 million for the three months ended April 30, 2015.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At April 30, 2015, the Company was not in compliance with the specific level of Borrowing Base availability for the period ended March 31, 2015. While not a covenant violation, the financial institution has the right in the Credit Agreement to have all domestic receipts deposited in a bank account from which all funds may only be used to serve the revolving line of credit under the Credit Agreement.. The domestic revolving line balance as of January 31, 2015 has been classified as a current liability in the accompanying financial statements.

On April 30, 2015, the Company completed the second amendment to the Credit Agreement. The second amendment increases the borrowing base by adding the cash surrender value of assigned life insurance policies multiplied by ninety percent.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of April 30, 2015, the Company had borrowed $12.0 million at 3.25% and 1.71% and had $6.5 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At April 30, 2015, the Company was in compliance with the covenants under the credit arrangements. At April 30, 2015, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At April 30, 2015, the Company's interest rates range from 3.5% to 6.0%. At April 30, 2015, the Company could have borrowed $36.3 million under these credit arrangements. In addition, $9.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At April 30, 2015, borrowings under these credit arrangements totaled $1.5 million; an additional $25.6 million remained unused.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2015 contained in the Company's most recent annual report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2015 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There has been no change in internal control over financial reporting during the quarter ended April 30, 2015 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds.
On February 5, 2015, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $2 million for the purchase of its outstanding shares of common stock. Share repurchases may be executed through open market or privately negotiated transactions on or prior to December 31, 2015.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2015:

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February	28	$6.64	28	$1,814
March	17	6.27	17	1,710
April	—	—	—	1,710
Total	45	$6.50	45

Item 6.     Exhibits

10	Limited Waiver and Second Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated April 30, 2015
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

MFRI, INC.

Date:	June 12, 2015	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2015	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)