Form 10-Q
period 2015-07-31
MFRI INC
filed 2015-09-18
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

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

On September 15, 2015, there were 7,290,644 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2015

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales	$40,061	$53,370	$77,735	$112,894
Cost of sales	34,401	42,825	68,034	86,360
Gross profit	5,660	10,545	9,701	26,534

Operating expenses
General and administrative expenses	5,185	6,713	11,325	14,130
Selling expenses	2,950	2,037	5,651	4,900
Total operating expenses	8,135	8,750	16,976	19,030

(Loss) income from operations	(2,475)	1,795	(7,275)	7,504

(Loss) income from joint venture	(49)	219	116	211

Interest expense, net	252	263	246	500
(Loss) income from continuing operations before income taxes	(2,776)	1,751	(7,405)	7,215

Income tax (benefit) expense	(385)	276	(359)	1,542

(Loss) income from continuing operations	(2,391)	1,475	(7,046)	5,673

Loss from discontinued operations, net of tax	—	(111)	—	(482)

Net (loss) income	($2,391)	$1,364	($7,046)	$5,191

Weighted average common shares outstanding
Basic	7,277	7,248	7,264	7,212
Diluted	7,277	7,386	7,264	7,350

(Loss) earnings per share from continuing operations
Basic	($0.33)	$0.20	($0.97)	$0.79
Diluted	($0.33)	$0.20	($0.97)	$0.77
Loss per share from discontinued operations
Basic and diluted	$—	($0.02)	$—	($0.07)
(Loss) earnings per share
Basic	($0.33)	$0.19	($0.97)	$0.72
Diluted	($0.33)	$0.18	($0.97)	$0.71
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net (loss) income	($2,391)	$1,364	($7,046)	$5,191

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(184)	(240)	158	(170)
Interest rate swap, net of tax	10	(12)	15	(22)
Minimum pension liability adjustment, net of tax	196	—	196	—
Other comprehensive income (loss)	22	(252)	369	(192)

Comprehensive (loss) income	($2,369)	$1,112	($6,677)	$4,999

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	July 31, 2015	January 31, 2015
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$10,008	$10,508
Restricted cash	430	428
Trade accounts receivable, less allowance for doubtful accounts of $301 at July 31, 2015 and $110 at January 31, 2015	43,860	41,847
Inventories, net	34,952	29,770
Prepaid expenses and other current assets	3,132	4,349
Costs and estimated earnings in excess of billings on uncompleted contracts	2,200	700
Total current assets	94,582	87,602
Property, plant and equipment, net of accumulated depreciation	43,589	41,486
Other assets
Note receivable from joint venture	2,051	3,931
Investment in joint venture	8,629	8,514
Cash surrender value on life insurance policies, net	3,320	3,256
Other assets	3,503	3,215
Assets held for sale long-term	472	534
Total other assets	17,975	19,450
Total assets	$156,146	$148,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$19,646	$11,072
Accrued compensation and payroll taxes	12,525	5,551
Commissions and management incentives payable	3,378	5,734
Revolving line domestic	14,361	11,353
Current maturities of long-term debt	4,773	5,679
Customers' deposits	10,351	7,341
Billings in excess of costs and estimated earnings on uncompleted contracts	4,506	681
Other accrued liabilities	2,302	2,486
Deferred tax liabilities - current	166	165
Income taxes payable	551	1,688
Total current liabilities	72,559	51,750
Long-term liabilities
Long-term debt, less current maturities	12,582	12,603
Deferred compensation liabilities	434	6,560
Deferred tax liabilities - long-term	315	309
Other long-term liabilities	3,749	3,793
Total long-term liabilities	17,080	23,265
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,291 issued and outstanding at July 31, 2015 and 7,291 issued and outstanding at January 31, 2015	73	73
Additional paid-in capital	52,604	52,655
Treasury Stock 45 shares at July 31, 2015 and none at January 31, 2015	(290)	—
Retained earnings	18,280	25,324
Accumulated other comprehensive loss	(4,160)	(4,529)
Total stockholders' equity	66,507	73,523
Total liabilities and stockholders' equity	$156,146	$148,538
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2015	$73	$52,655	$25,324	$—	($4,529)	$73,523

Net loss			($7,046)			(7,046)
Restricted shares vested and payroll taxes paid with shares	—	(25)				(25)
Repurchase of common stock				(290)		(290)
Stock-based compensation benefit		(26)				(26)
Interest rate swap					28	28
Pension liability adjustment					333	333
Foreign currency translation adjustments			2		108	110
Tax benefit/expense on above items					(100)	(100)
Total stockholders' equity at July 31, 2015	$73	$52,604	$18,280	($290)	($4,160)	$66,507

Shares	2015	2014
Balances at beginning of year	7,290,576	7,168,537
Shares issued (repurchased)	68	122,039
Balances at period end	7,290,644	7,290,576

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2015	2014
Operating activities
Net (loss) income	($7,046)	$5,191
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities
Depreciation and amortization	2,903	2,899
Loss on disposal of discontinued operations	—	12
Deferred tax expense	31	669
Stock-based compensation benefit	(26)	(210)
Income from joint venture	(116)	(211)
Cash surrender value on life insurance policies	(65)	(104)
Gain on disposal of fixed assets	—	(3)
Provision on uncollectible accounts	192	17
Changes in operating assets and liabilities
Accounts receivable	(2,352)	1,244
Inventories	(5,267)	1,303
Costs and estimated earnings in excess of billings on uncompleted contracts	2,325	(3,115)
Accounts payable	8,250	(5,049)
Accrued compensation and payroll taxes	4,642	(5,036)
Customers' deposits	3,007	(200)
Income taxes receivable and payable	(1,115)	(702)
Prepaid expenses and other current assets	1,178	151
Other assets and liabilities	(6,468)	380
Net cash provided by (used in) operating activities	73	(2,764)
Investing activities
Capital expenditures	(4,997)	(2,354)
Payments on loan from joint venture	1,890	—
Proceeds from sales of property and equipment	—	3
Net cash used in investing activities	(3,107)	(2,351)
Financing activities
Proceeds from revolving lines	48,585	35,262
Proceeds from debt	668	47
Proceeds from borrowing against life insurance policies	1,916	—
Payments of debt on revolving lines of credit	(45,546)	(28,375)
Payments of other debt	(1,109)	(1,479)
Payments of borrowing against life insurance policies	(1,916)	—
Increase in drafts payable	359	1,105
Payments on capitalized lease obligations	(434)	(290)
Payments for repurchase of common stock	(290)	—
Stock options exercised and restricted shares issued	(25)	329
Net cash provided by financing activities	2,208	6,599
Effect of exchange rate changes on cash and cash equivalents	326	93
Net (decrease) increase in cash and cash equivalents	(500)	1,577
Cash and cash equivalents - beginning of period	10,508	13,395
Cash and cash equivalents - end of period	$10,008	$14,972
Supplemental cash flow information
Interest paid	$564	$730
Income taxes paid	846	2,366
Fixed assets acquired under capital leases	732	—
Funds held in escrow related to the sale of Thermal Care, Inc. assets	—	191
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2015
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2015 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2015 and 2014 are for the six months ended July 31, 2015 and 2014, respectively.

2.
Business segment reporting. The Company has two reportable segments: Piping Systems, which engineers, designs, manufactures and sells specialty piping, leak detection and location systems, and Filtration Products, which manufactures custom-designed industrial filtration products to remove particulates from air and other gas streams.

For the three months ended July 31, 2015 and July 31, 2014, no customer accounted for 10% of the Company's consolidated net sales. For the six months ended July 31, 2015, no customer accounted for 10% of the Company's consolidated net sales and for the six months ended July 31, 2014, one customer in Piping Systems accounted for 14% of the Company's consolidated net sales.

At July 31, 2015, one customer in Piping Systems accounted for 23% of accounts receivable. At January 31, 2015, one customer in Piping Systems accounted for 31% of accounts receivable.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net sales
Piping Systems	$25,147	$33,789	$45,424	$76,143
Filtration Products	14,914	19,581	32,311	36,751
Total	$40,061	$53,370	$77,735	$112,894
Gross profit
Piping Systems	$3,126	$7,846	$5,481	$21,304
Filtration Products	2,534	2,699	4,220	5,230
Total	$5,660	$10,545	$9,701	$26,534
(Loss) income from operations
Piping Systems	($825)	$3,783	($2,251)	$11,800
Filtration Products	55	(30)	(1,175)	(574)
Corporate	(1,705)	(1,958)	(3,849)	(3,722)
Total	($2,475)	$1,795	($7,275)	$7,504

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

The Company's consolidated effective tax rate ("ETR") from continuing operations was 4.9% and 21.4% for the six months ended July 31, 2015 and 2014, respectively. The change in the ETR for the two periods relates to the mix of income earned in zero rate jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties, at July 31, 2015, recorded in other long-term liabilities was $0.1 million of which $0.1 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $2 thousand included in expense for the current quarter.  The amount of accrued interest and penalties at July 31, 2015, associated with unrecognized tax benefits was $36 thousand.

As of July 31, 2015, open tax years in federal and some state jurisdictions date back to 2012. In addition, federal and state tax years January 31, 2002 through January 31, 2012 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. The Company has net operating loss carryforwards expiring in various years beginning January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of July 31, 2015, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

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

The Company has an idle facility in Cicero, Illinois which is presented as held for sale as of July 31, 2015. In 2014, management performed the required impairment analysis on the idle facility to determine if its carrying value was recoverable. Management determined that the carrying value of the idle facility was fully recoverable.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.70 million and $2.68 million as of July 31, 2015 and January 31, 2015, respectively. Accumulated amortization was approximately $2.31 million and $2.28 million as of July 31, 2015 and January 31, 2015, respectively. Future amortizations over the next five years ending January 31 will be $26,800 in 2016, $49,700 in 2017, $46,700 in 2018, $37,700 in 2019, $34,700 in 2020, and $197,000 thereafter. Patents are included in other assets in the balance sheet.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Patent amortization expense	$13	$13	$26	$26

6.
Investment in joint venture. In October 2009, the Company invested $5.9 million, which consisted of $2 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Aegion Corporation. The joint venture operates in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the growing oil sands market. During the first six months of 2015, the Company received $1.9 million in principle repayments on the note receivable.

The Company accounts for the investment in the joint venture using the equity method. The financial results are included in the Company's consolidated financial statements.

	Six Months Ended July 31,
	2015	2014
Share of income from joint venture	$116	$211

The following information summarizes the joint venture financial data as of July 31, 2015 and January 31, 2015, respectively:

	July 31, 2015	January 31, 2015
Current assets	$7,789	$13,820
Noncurrent assets	13,733	14,023
Current liabilities	2,949	4,499
Noncurrent liabilities	4,276	9,013
Equity	14,297	14,331

	Six Months Ended July 31,
	2015	2014
Revenue	$10,343	$16,879
Gross profit	1,508	2,128
Income from continuing operations	625	1,078
Net income (loss)	237	430

7.
Cash surrender value on life insurance policies. The Company has life insurance policies on members of management and other key employees to indemnify itself against the loss of talent, expertise, and knowledge. These life insurance contracts may be used to fund the Company's obligation under a deferred compensation agreement plan.

On April 1, 2015, the Company obtained a loan in the amount of $1.9 million, sourced from the cash surrender value of certain life insurance policies. This loan was repaid in May 2015. The cash surrender value of these policies was $3.3 million at July 31, 2015 and was included in long-term assets on the balance sheet.

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock-based compensation expense (benefit)	($96)	$90	($37)	($291)
Restricted stock based compensation expense (benefit)	$169	$176	$258	$106

Stock-based compensation for 2014 was a benefit year-to-date due to cancellations. Most of these cancellations related to former employees from the discontinued operations.

Stock Options

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Six Months Ended July 31,
Fair value assumptions	2015	2014
Risk free interest rate	.74% - 1.77%	.74% - 2.19%
Expected volatility	40.88% - 59.39%	40.88% - 60.26%
Expected life	4.9 - 5.1 years	4.9 - 5.1 years
Dividend yield	none	none

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2015	764	$11.45	5.7	$—
Granted	51	6.38
Expired or forfeited	(59)	10.08
Outstanding end of period	756	11.22	5.7	1

Exercisable end of period	566	$11.81	4.7	$—

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2015	232	$10.11	$—
Granted	51	6.38
Vested	(87)
Expired or forfeited	(7)	10.24
Outstanding end of period	189	$9.44	$—

As of July 31, 2015, there was $0.7 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.6 years.

Restricted stock

The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2015	33	$11.53	$186
Granted	44
Outstanding end of period	77	$8.6	$458

As of July 31, 2015, there was $0.6 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.5 years.

9.
Treasury stock / share repurchase program. On February 5, 2015, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $2 million for the purchase of its outstanding shares of common stock. Share repurchases may be executed through open market or privately negotiated transactions on or prior to December 31, 2015.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the year:

Period	Total number of shares purchased	Average price paid per share
February	28	$6.64
March	17	6.27
April to July	—	—

10.	Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	7,277	7,248	7,264	7,212
Dilutive effect of equity compensation plans	—	138	—	138
Weighted average common shares outstanding assuming full dilution	7,277	7,386	7,264	7,350

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	740	160	672	160

Stock options with an exercise price below the average market price	16	547	84	547

11.	Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Interest expense	$269	$391	$537	$743
Interest income	(17)	(128)	(291)	(243)
Interest expense, net	$252	$263	$246	$500

12.	Debt. Debt totaled $31.7 million at July 31, 2015, a net increase of $2.1 million since January 31, 2015.

Revolving lines domestic. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25.0 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At July 31, 2015, the Company was in compliance with loan covenants. The domestic revolving line balance as of January 31, 2015 and July 31, 2015 was included as a current liability on the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of July 31, 2015, the Company had borrowed $14.4 million at 3.25% and 1.69% and had $9.6 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At July 31, 2015, the Company was in compliance with the covenants under the credit arrangements. At July 31, 2015, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At July 31, 2015, the Company's interest rates range from 3.5% to 6.0%. At July 31, 2015, the Company could have borrowed $45.2 million under these credit arrangements. In addition, $5.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At July 31, 2015, borrowings under these credit arrangements totaled $1.1 million; an additional $26.2 million remained unused.

13.
Fair value of financial instruments. At July 31, 2015, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The Company entered into this interest swap agreement in 2012 to reduce its exposure to market risks from changing interest rates and exchange the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The swap agreement is a fair value hedge. The derivative mark to market was $0.1 million at both July 31, 2015 and January 31, 2015. This was included in other long-term liabilities on the consolidated balance sheets.

14.
Recent accounting pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to simplify the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the debt liability. The guidance is effective for the Company beginning February 1, 2016 and will be applied retrospectively for all periods presented. As of July 31, 2015, the Company had $0.4 million of deferred debt issuance costs. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard provides for a single comprehensive model and supersedes most current revenue recognition guidance, including industry specific guidance, and provides for enhanced disclosure requirements. The objective of the new guidance is to improve the consistency, comparability and usefulness to users of financial statements. On April 1, 2015, FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09 provides for two implementation methods (1) full retrospective application to each prior period or (2) modified retrospective application with the cumulative effect as of the date of adoption. The Company is evaluating the financial statement impacts of the guidance in this ASU and determining which transition method will be utilized.

15.	Reclassifications. Reclassifications were made to the prior-year statement of cashflow to conform to the current-year presentations.

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

For the three months ended July 31, 2015 and July 31, 2014, no customer accounted for 10% of the Company's consolidated net sales. For the six months ended July 31, 2015, no customer accounted for 10% of the Company's consolidated net sales and for the six months ended July 31, 2014, one customer in Piping Systems accounted for 14% of the Company's consolidated net sales.

At July 31, 2015, one customer in Piping Systems accounted for 23% of accounts receivable. At January 31, 2015, one customer in Piping Systems accounted for 31% of accounts receivable.

Three months ended July 31, 2015 ("current quarter") vs. Three months ended July 31, 2014 ("prior-year quarter")

Net sales decreased 25% to $40.1 million in the current quarter, from $53.4 million in the prior-year quarter. Piping Systems sales decreased 26% or $8.6 million compared to the prior-year quarter due to lower domestic oil and gas projects and due to lower volume in Saudi Arabia and the United Arab Emirates ("U.A.E.").

Gross profit decreased to $5.7 million in the current quarter from $10.5 million in the prior-year quarter, mainly due to the sales volume decrease in Piping Systems. The gross margin decreased to 14.1% of net sales in the current quarter from 19.8% in the prior-year quarter.

Operating expenses decreased to $8.1 million in the current quarter from $8.8 million in the prior-year quarter due to lower management incentive compensation expense, partially offset by higher stock compensation expense and increased professional expenses.

Pretax loss from continuing operations was $2.8 million in the current quarter versus income of $1.8 million in the prior-year quarter. The primary factor contributing to the 2015 results was lower volume in Piping Systems.

The current quarter net loss was $2.4 million compared to net income of $1.4 million in the prior-year quarter. The decrease was due to lower sales volume and gross profit in Piping Systems.

Six months ended July 31, 2015 ("YTD") vs. Six months ended July 31, 2014 ("prior-year YTD")

YTD net sales decreased 31.1% to $77.7 million from $112.9 million for the prior-year YTD. Filtration Products sales decreased 12.1% due to a decrease in domestic sales volume. Piping Systems sales decreased 40.3% or $30.7 million compared to the prior-year YTD due to lower volume in domestic oil and gas projects and due to lower volume in the Middle East.

Gross profit decreased to $9.7 million from $26.5 million in the prior-year YTD due to lower volume in Piping Systems. Operating expenses decreased to $17.0 million YTD from $19.0 million for the prior-year YTD due to lower management incentive compensation expense, partially offset by higher stock compensation expense and increased professional expenses. Operating expenses as a percent of net sales increased to 21.8% from 16.9%.

Pretax loss from continuing operations was $7.4 million versus pretax income from continuing operations of $7.2 million last year. The primary factor contributing to the 2015 results was lower volume in Piping Systems.

The Company's worldwide effective income tax rate from continuing operations was 4.9% and 21.4% for the six months ended July 31, 2015 and 2014, respectively. The change in the ETR for the two periods relates to the mix of income earned in zero rate jurisdictions. See the Income Taxes paragraphs on the following page.

Net loss was $7.0 million compared to net income of $5.2 million in the prior-year's YTD.

Piping Systems

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

	Three Months Ended July 31,					Six Months Ended July 31,
($ in thousands)	2015	%	2014	%	% Decrease	2015	%	2014	%	% Decrease
Net sales	$25,147		$33,789		(26)%	$45,424		$76,143		(40)%
Gross profit	3,126	12%	7,846	23%	(60)%	5,481	12%	21,304	28%	(74)%
(Loss) income from operations	(825)	(3)%	3,783	11%	(122)%	(2,251)	(5)%	11,800	15%	(119)%
(Loss) income from joint venture	(49)		219			116		211

Current quarter vs. prior-year quarter

Net sales decreased 26% to $25.1 million in the current quarter from $33.8 million in the prior-year quarter. The decrease was attributed to lower global and domestic volume.

Gross margin decreased to 12% of net sales in the current quarter from 23% of net sales in the prior-year quarter. Gross profit decreased due to lower volume. Operating expenses decreased to $4.0 million from $4.1 million due to lower management incentive compensation expense and lower professional costs partially offset by higher selling expenses.

YTD vs. prior-year YTD

YTD net sales decreased 40% to $45.4 million from $76.1 million in the prior-year YTD. The decrease was attributed to lower volume in the Middle East and in domestic oil and gas projects.

Gross margin decreased to 12% of net sales YTD from 28% of net sales in the prior-year YTD. Gross profit decreased due to the lower volume in sales.

Operating expense decreased to $7.7 million from $9.5 million in the prior-year YTD. Operating expenses as a percent of net sales increased to 17.0% from 12.5%. The dollar decrease was due to lower management incentive compensation expense due to lower earnings in the period.

Filtration Products

	Three Months Ended July 31,					Six Months Ended July 31,
($ in thousands)	2015	%	2014	%	% Increase (Decrease)	2015	%	2014	%	% (Decrease)
Net sales	$14,914		$19,581		(24)%	$32,311		$36,751		(12)%
Gross profit	2,534	17%	2,699	14%	(6)%	4,220	13.1%	5,230	14.2%	(19)%
Income (loss) from operations	55	—%	(30)	—%	283%	(1,175)	(4)%	(574)	(2)%	(105)%

Current quarter vs. prior-year quarter

Net sales decreased 24% to $14.9 million in the current quarter from $19.6 million in the prior-year quarter. Gross profit decreased to $2.5 million from $2.7 million. Lower gross profit from volume was almost entirely offset by improved mix. Gross margin increased to 17% in the current quarter from 14% in the prior-year quarter due to customer mix and lower costs related to product development. Startup costs for the new production facility in the U.A.E. had offset some of the cost reductions elsewhere.

Operating expenses decreased to $2.5 million in the current quarter from $2.7 million in the prior-year quarter. Lower professional costs contributed to the net decrease in expenses.

YTD vs. prior-year YTD

YTD net sales decreased 12% to $32.3 million from $37 million in the prior-year YTD. Sales decreased due to a large domestic original equipment manufacturer order that was delayed to the third quarter. Gross profit decreased to $4.2 million from $5.2 million. The business continues to widen its geographic market coverage, expand its sales activities to increase revenue and improve its operating margin through expense controls.

YTD operating expenses decreased to $5.4 million from $5.8 million in the prior-year YTD. Decreased selling expense and lower professional costs contributed to the net decrease in expenses.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segments. General and administrative expenses decreased to $1.7 million in the current quarter from $2.0 million in the prior-year quarter. This decrease was due to lower management incentive compensation expense partially offset by increased stock compensation expenses and increased professional service expenses.

Net interest expense decreased to $252 thousand in the current quarter from $263 thousand in the prior-year quarter due to lower interest cost on lower borrowings overseas.

YTD vs. prior-year YTD

YTD general and administrative expenses increased to $3.8 million from $3.7 million in the prior-year YTD due to an increase in stock compensation expense. The prior year included a stock compensation benefit which related to the cancellation of stock options from former employees from the discontinued operations. The increase in general and administrative expenses was also due to increased professional fees partially offset by lower management incentive compensation expense.

YTD net interest expense was $0.2 million versus $0.5 million in the prior-year YTD, due to due to lower interest cost on lower borrowings overseas and increased interest income on cash holdings at a foreign subsidiary.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was 4.9% for the six months ended July 31, 2015, which was affected primarily by income earned overseas in lower tax jurisdictions and the impact of the full valuation allowance maintained against domestic deferred tax assets. Specifically, the Company projects positive income to be generated in the U.A.E. this year, which has a zero tax rate.  This is causing the current year projected overall tax rate to be lower as a result. The Company remains in a domestic NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2015 were $10.0 million compared to $10.5 million at January 31, 2015. At July 31, 2015, $0.2 million was held in the U.S., and $9.8 million was held at the foreign subsidiaries. The Company's working capital was $22.0 million on July 31, 2015 compared to $35.9 million on January 31, 2015. Net cash provided by operating activities during the first six months of 2015 was $0.1 million compared to $2.8 million of net cash used during the first six months of 2014.

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

Net cash used in investing activities for the six months ended July 31, 2015 was $3.1 million. The Company expects to spend $8.4 million on capital expenditures for the year versus the $18.7 million budgeted at January 31, 2015.

On February 5, 2015, the Board of Directors authorized a $2 million share repurchase program.  Share repurchases may be executed through open market or in privately negotiated transactions on or prior to December 31, 2015. The specific number of shares that the Company will ultimately repurchase, and the actual timing and amount of share repurchases, will be dependent on then current market conditions and other business-related factors, as well as the applicable requirements of federal securities law. As of July 31, 2015, the Company has repurchased 45 thousand shares. For additional information, see "Notes to Consolidated Financial Statements, Note 9 "Treasury stock/share repurchase program" contained in Item 1 of this report.

Debt totaled $31.7 million at July 31, 2015, a net increase of $2.1 million compared to the beginning of the current fiscal year. Debt decreased $5.2 million from July 31, 2014. Stockholders' equity decreased to $66.5 million at July 31, 2015 from $81.8 million at July 31, 2014. The leverage ratio of debt/equity was 0.48 at July 31, 2015 compared to 0.45 at July 31, 2014. For additional information, see "Notes to Consolidated Financial Statements, Note 12 Debt" contained in Item 1 of this report. Net cash provided by financing activities was $2.2 million for the six months ended July 31, 2015.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25.0 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At July 31, 2015, the

Company was in compliance with loan covenants. The domestic revolving line balance as of January 31, 2015 and July 31, 2015 was included as a current liability on the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of July 31, 2015, the Company had borrowed $14.4 million at 3.25% and 1.69% and had $9.6 million available to it under the revolving line of credit. In addition, $0.1 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At July 31, 2015, the Company was in compliance with the covenants under the credit arrangements. At July 31, 2015, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At July 31, 2015, the Company's interest rates range from 3.5% to 6.0%. At July 31, 2015, the Company could have borrowed $45.2 million under these credit arrangements. In addition, $5.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At July 31, 2015, borrowings under these credit arrangements totaled $1.1 million; an additional $26.2 million remained unused.

The Company believes its current cash and cash flow from operations, together with borrowing capacity under the revolving credit facilities, will be sufficient to fund anticipated operations, working capital and capital spending needs for at least the next 12 months.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2015 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Except as noted below, there were no other changes in internal control over financial reporting during the quarter ended July 31, 2015 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

During the second quarter, after transitioning to a new file server design, the Company experienced a loss of transactional data that impacted its Consolidation and Corporate Accounting System.  The Company was able to restore transactional data from source documents and reconciled the balances to previously presented financial statements in addition to recovered data files.  The Company was able to compile and present financial statements for the three and six months ending July 31, 2015 that are fully reconciled and reviewed.  Management believes that these financial statements accurately reflect, in all material aspects, the Company’s financial position.

The Company identified the root causes and has taken corrective actions with respect to controls over change management and data control protocols.

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

MFRI, INC.

Date:	September 18, 2015	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 18, 2015	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)