Form 10-Q
period 2015-10-31
MFRI INC
filed 2015-12-08
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

On December 4, 2015, there were 7,288,425 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended October 31, 2015

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales	$66,316	$43,819	$144,051	$156,713
Cost of sales	49,345	37,098	117,379	123,458
Gross profit	16,971	6,721	26,672	33,255

Operating expenses
General and administrative expenses	6,775	5,291	18,100	19,421
Selling expenses	2,836	2,666	8,487	7,566
Total operating expenses	9,611	7,957	26,587	26,987

Income (loss) from operations	7,360	(1,236)	85	6,268

Income from joint venture	408	903	524	1,114

Interest expense, net	211	293	457	793
Income (loss) from continuing operations before income taxes	7,557	(626)	152	6,589

Income tax expense	1,443	11	1,084	1,553

Income (loss) from continuing operations	6,114	(637)	(932)	5,036

Income (loss) from discontinued operations, net of tax	—	265	—	(217)

Net income (loss)	$6,114	($372)	($932)	$4,819

Weighted average common shares outstanding
Basic	7,290	7,290	7,273	7,238
Diluted	7,367	7,290	7,273	7,337

Earnings (loss) per share from continuing operations
Basic	$0.84	($0.09)	($0.13)	$0.70
Diluted	$0.83	($0.09)	($0.13)	$0.69
Earnings (loss) per share from discontinued operations
Basic and diluted	$—	$0.04	$—	($0.03)
Earnings (loss) per share
Basic	$0.84	($0.05)	($0.13)	$0.67
Diluted	$0.83	($0.05)	($0.13)	$0.66
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net income (loss)	$6,114	($372)	($932)	$4,819

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(148)	(484)	10	(654)
Interest rate swap, net of tax	(1)	(8)	14	(30)
Minimum pension liability adjustment, net of tax	196	—	196	—
Other comprehensive income (loss)	47	(492)	220	(684)

Comprehensive income (loss)	$6,161	($864)	($712)	$4,135

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2015	January 31, 2015
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$10,882	$10,508
Restricted cash	433	428
Trade accounts receivable, less allowance for doubtful accounts of $585 at October 31, 2015 and $110 at January 31, 2015	58,967	41,847
Inventories, net	35,378	29,770
Assets held for sale	3,136	—
Prepaid expenses and other current assets	2,955	4,349
Costs and estimated earnings in excess of billings on uncompleted contracts	2,814	700
Total current assets	114,565	87,602
Property, plant and equipment, net of accumulated depreciation	39,954	41,486
Other assets
Note receivable from joint venture	2,036	3,931
Investment in joint venture	9,034	8,514
Cash surrender value on life insurance policies, net	3,258	3,256
Other assets	3,486	3,215
Assets held for sale long-term	441	534
Total other assets	18,255	19,450
Total assets	$172,774	$148,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$22,125	$11,072
Accrued compensation and payroll taxes	12,146	5,551
Commissions and management incentives payable	4,804	5,734
Revolving line domestic	18,735	11,353
Current maturities of long-term debt	16,314	5,679
Customers' deposits	6,017	7,341
Billings in excess of costs and estimated earnings on uncompleted contracts	2,207	681
Other accrued liabilities	2,154	2,486
Deferred tax liabilities - current	167	165
Income taxes payable	1,550	1,688
Total current liabilities	86,219	51,750
Long-term liabilities
Long-term debt, less current maturities	8,930	12,603
Deferred compensation liabilities	436	6,560
Deferred tax liabilities - long-term	752	309
Other long-term liabilities	3,794	3,793
Total long-term liabilities	13,912	23,265
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,288 issued and outstanding at October 31, 2015 and 7,291 issued and outstanding at January 31, 2015	73	73
Additional paid-in capital	52,777	52,655
Treasury Stock 45 shares at October 31, 2015 and none at January 31, 2015	(290)	—
Retained earnings	24,392	25,324
Accumulated other comprehensive loss	(4,309)	(4,529)
Total stockholders' equity	72,643	73,523
Total liabilities and stockholders' equity	$172,774	$148,538
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2015	$73	$52,655	$25,324	$—	($4,529)	$73,523

Net loss			($932)			(932)
Restricted shares vested and payroll taxes paid with shares	—	(15)				(15)
Repurchase of common stock				(290)		(290)
Stock-based compensation expense		137				137
Interest rate swap					26	26
Pension liability adjustment					333	333
Foreign currency translation adjustments					(45)	(45)
Tax benefit/expense on above items					(94)	(94)
Total stockholders' equity at October 31, 2015	$73	$52,777	$24,392	($290)	($4,309)	$72,643

Shares	2015	2014
Balances at beginning of year	7,290,576	7,168,537
Shares issued (repurchased)	(2,151)	122,039
Balances at period end	7,288,425	7,290,576

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2015	2014
Operating activities
Net (loss) income	($932)	$4,819
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Depreciation and amortization	4,425	4,299
Loss on disposal of discontinued operations	—	283
Deferred tax expense	479	420
Stock-based compensation expense (benefit)	137	(57)
Income from joint venture	(524)	(1,114)
Cash surrender value on life insurance policies	(2)	(153)
Gain on disposal of fixed assets	1	4
Provision on uncollectible accounts	476	(592)
Changes in operating assets and liabilities
Accounts receivable	(17,820)	5,108
Inventories	(5,687)	2,434
Costs and estimated earnings in excess of billings on uncompleted contracts	(589)	(2,598)
Accounts payable	11,206	(4,494)
Accrued compensation and payroll taxes	5,686	(3,309)
Customers' deposits	(1,326)	416
Income taxes receivable and payable	(98)	(1,311)
Prepaid expenses and other current assets	1,356	805
Other assets and liabilities	(6,575)	107
Net cash (used in) provided by operating activities	(9,787)	5,067
Investing activities
Capital expenditures	(5,971)	(4,208)
Payments on loan from joint venture	1,890	—
Proceeds from sales of property and equipment	—	8
Net cash used in investing activities	(4,081)	(4,200)
Financing activities
Proceeds from revolving lines	79,175	61,366
Proceeds from debt	783	1,510
Proceeds from borrowing against life insurance policies	1,916	—
Payments of debt on revolving lines of credit	(63,177)	(61,053)
Payments of other debt	(1,699)	(2,059)
Payments of borrowing against life insurance policies	(1,916)	—
(Decrease) increase in drafts payable	(122)	722
Payments on capitalized lease obligations	(659)	(573)
Payments for repurchase of common stock	(290)	—
Stock options exercised and restricted shares issued	(15)	388
Net cash provided by financing activities	13,996	301
Effect of exchange rate changes on cash and cash equivalents	246	(147)
Net increase in cash and cash equivalents	374	1,021
Cash and cash equivalents - beginning of period	10,508	13,395
Cash and cash equivalents - end of period	$10,882	$14,416
Supplemental cash flow information
Interest paid	$836	$1,165
Income taxes paid	849	2,503
Fixed assets acquired under capital leases	1,215	614
Funds held in escrow related to the sale of Thermal Care, Inc. assets	—	61
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2015
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2015 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2015 and 2014 are for the nine months ended October 31, 2015 and 2014, respectively.

2.
Business segment reporting. The Company has two reportable segments: Piping Systems, which engineers, designs, manufactures and sells specialty piping, leak detection and location systems, and Filtration Products, which manufactures custom-designed industrial filtration products to remove particulates from air and other gas streams.

For the three months ended October 31, 2015 and October 31, 2014, no customer accounted for 10% of the Company's consolidated net sales. For the nine months ended October 31, 2015, no customer accounted for 10% of the Company's consolidated net sales, and for the nine months ended October 31, 2014, one customer in Piping Systems accounted for 12.6% of the Company's consolidated net sales.

At October 31, 2015, one customer in Piping Systems accounted for 17% of accounts receivable. At January 31, 2015, one customer in Piping Systems accounted for 31% of accounts receivable.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net sales
Piping Systems	$46,950	$26,540	$92,374	$102,683
Filtration Products	19,366	17,279	51,677	54,030
Total	$66,316	$43,819	$144,051	$156,713
Gross profit
Piping Systems	$14,315	$4,609	$19,796	$25,913
Filtration Products	2,656	2,112	6,876	7,342
Total	$16,971	$6,721	$26,672	$33,255
Income (loss) from operations
Piping Systems	$9,721	$1,096	$7,470	$12,896
Filtration Products	(162)	(726)	(1,337)	(1,300)
Corporate	(2,199)	(1,606)	(6,048)	(5,328)
Total	$7,360	($1,236)	$85	$6,268

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

The Company's consolidated effective tax rate ("ETR") from continuing operations was 713.2% and 23.6% for the nine months ended October 31, 2015 and 2014, respectively. The change in the ETR from the prior year to the current year is due to several factors. First, the domestic income is a year to date loss in 2015 while it was income in 2014 which increases the rate because the valuation allowance on the domestic deferred tax assets eliminates any tax benefit for the current period. Secondly, the favorable impact of the U.A.E. zero tax rate is diminished this year due to more of the total foreign income being earned elsewhere and taxed at a rate of 25%. The modest pre-tax profit realized year-to-date exaggerated the percentage impact of the Company's tax expense.

The amount of unrecognized tax benefits, including interest and penalties, at October 31, 2015, recorded in other long-term liabilities was $0.1 million of which $0.1 million would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $6 thousand included in expense for the current quarter.  The amount of accrued interest and penalties at October 31, 2015, associated with unrecognized tax benefits was $41 thousand.

As of October 31, 2015, open tax years in federal and some state jurisdictions date back to 2012. In addition, federal and state tax years January 31, 2002 through January 31, 2012 are subject to adjustment on audit, up to the amount of research tax credits generated in those years. The Company has net operating loss carryforwards expiring in various years beginning January 31, 2030. Additionally, the Company files income tax returns in Denmark, India and Saudi Arabia. As of October 31, 2015, open tax years in foreign jurisdictions vary from three to seven years from the date of filing the income tax returns.

The Company has not provided Federal tax on remaining unremitted earnings of its Denmark and Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate earnings from these subsidiaries to fund domestic operations. The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S. If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable, because such liability, if any, is dependent on circumstances existing if and when remittance occurs. The net impact of recording a deferred tax liability on the unremitted earnings would be mitigated by the full valuation allowance maintained on the domestic deferred tax assets.

4.
Impairment of long-lived assets and assets held for sale. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. There was no impairment of long-lived assets as of October 31, 2015 and January 31, 2015.

The Company's headquarters in Niles, Illinois is presented as held for sale at fair market value as of October 31, 2015. In addition, the Company has an idle facility in Cicero, Illinois which is presented as held for sale. There are no indications of impairment related to these assets.

5.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.73 million and $2.68 million as of October 31, 2015 and January 31, 2015, respectively. Accumulated amortization was approximately $2.32 million and $2.28 million as of October 31, 2015 and January 31, 2015, respectively. Future amortizations over the next five years ending January 31 will be $13,950 in 2016, $51,950 in 2017, $48,900 in 2018, $39,950 in 2019, $36,950 in 2020, and $214,700 thereafter. Patents are included in other assets in the balance sheet.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Patent amortization expense	$14	$13	$40	$38

6.
Investment in joint venture. In October 2009, the Company invested $5.9 million, which consisted of $2 million for a 49% interest and $3.9 million for a note receivable, in a Canadian joint venture with The Bayou Companies, Inc., a subsidiary of Aegion Corporation. The joint venture operates in Camrose, Alberta, Canada, which provides the Company the opportunity to participate in the oil sands market. During the first six months of 2015, the Company received $1.9 million in principal repayments on the note receivable.

The Company accounts for the investment in the joint venture using the equity method. The financial results are included in the Company's consolidated financial statements.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Share of income from joint venture	$408	$903	$524	$1,114

The following information summarizes the joint venture financial data as of October 31, 2015 and January 31, 2015, respectively:

	October 31, 2015	January 31, 2015
Current assets	$11,008	$13,820
Noncurrent assets	13,366	14,023
Current liabilities	5,127	4,499
Noncurrent liabilities	4,220	9,013
Equity	15,027	14,331

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue	$8,780	$11,886	$18,922	$28,666
Gross profit	1,603	3,310	3,082	5,426
Income from continuing operations	1,257	2,749	1,823	3,820
Net income	833	1,843	1,070	2,274

7.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Stock-based compensation expense (benefit)	$87	$74	$50	($217)
Restricted stock based compensation expense	$79	$142	$337	$122

Stock-based compensation for 2014 was a benefit year-to-date due to cancellations. Most of these cancellations related to former employees from the discontinued operations.

Stock Options

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Nine Months Ended October 31,
Fair value assumptions	2015	2014
Expected volatility	40.88% - 59.39%	40.88% - 59.39%
Risk free interest rate	.74% - 1.77%	.74% - 1.77%
Dividend yield	none	none
Expected life	4.9 - 5.1 years	4.9 - 5.1 years

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2015	764	$11.45	5.7	$—
Granted	51	6.38
Expired or forfeited	(62)	10.11
Outstanding end of period	753	11.22	5.4	1

Exercisable end of period	567	$11.81	4.4	$—

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2015	232	$10.11	$—
Granted	51	6.38
Vested	(87)
Expired or forfeited	(10)	10.55
Outstanding end of period	186	$9.40	$—

As of October 31, 2015, there was $0.6 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.4 years.

Restricted stock

The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2015	33	$11.53	$186
Granted	92	6.38
Issued	(48)
Outstanding end of period	77	$8.60	$436

As of October 31, 2015, there was $0.6 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.2 years.

8.
Treasury stock / share repurchase program. On February 5, 2015, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $2 million for the purchase of its outstanding shares of common stock. Share repurchases may be executed through open market or privately negotiated transactions on or prior to December 31, 2015.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the year:

Period	Total number of shares purchased (in thousands)	Average price paid per share
February	28	$6.64
March	17	6.27
April to October	—	—

9.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	7,290	7,290	7,273	7,238
Dilutive effect of equity compensation plans	77	—	—	99
Weighted average common shares outstanding assuming full dilution	7,367	7,290	7,273	7,337

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	753	346	743	257

Stock options with an exercise price below the average market price	—	421	10	510

10.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Interest expense	$335	$432	$872	$1,175
Interest income	(124)	(139)	(415)	(382)
Interest expense, net	$211	$293	$457	$793

11.	Debt. Debt totaled $44.0 million at October 31, 2015, a net increase of $14.3 million since January 31, 2015. This increase was used to fund working capital expansion.

Revolving lines domestic. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25.0 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At October 31, 2015, the Company was in compliance with loan covenants. The domestic revolving line balance as of January 31, 2015 and October 31, 2015 was included as a current liability on the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of October 31, 2015, the Company had borrowed $18.7 million at 3.25% and 1.71% and had $6.0 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained. At October 31, 2015, the Company was in compliance with the covenants under the credit arrangements. At October 31, 2015, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At October 31, 2015, the Company's interest rates range from 3.5% to 6.0%. At October 31, 2015, the Company could have borrowed $44.9 million under these credit arrangements. In addition, $10.1 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At October 31, 2015, borrowings under these credit arrangements totaled $10.6 million; an additional $24.2 million remained unused. The foreign revolving lines balance as of January 31, 2015 and October 31, 2015 were included as a current liability on the consolidated balance sheets.

12.
Fair value of financial instruments. At October 31, 2015, an interest rate swap agreement that relates to a mortgage note in Denmark was in effect with a notional value of $1.3 million that matures December 2021. The Company entered into this interest swap agreement in 2012 to reduce its exposure to market risks from changing interest rates and exchange the variable rate to fixed interest rate payments of 2.47%. The exchange traded swap is valued on a recurring basis using quoted market prices and was classified within Level 2 of the fair value hierarchy, which includes significant other observable inputs because the exchange is not deemed an active market. The swap agreement is a cash flow hedge. The derivative mark to market was $0.1 million at both October 31, 2015 and January 31, 2015. This was included in other long-term liabilities on the consolidated balance sheets.

13.
Recent accounting pronouncements. In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this guidance by the Company is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs will be presented as a reduction of the carrying amount of the debt liability. The guidance is effective for the Company beginning February 1, 2016 and will be applied retrospectively for all periods presented. As of October 31, 2015, the Company had $0.2 million of deferred debt issuance costs. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard provides for a single comprehensive model and supersedes most current revenue recognition guidance, including industry specific guidance, and provides for enhanced disclosure requirements. The objective of the new guidance is to improve the consistency, comparability and usefulness to users of financial statements. On April 1, 2015, FASB decided to defer the effective date of the new revenue standard by one year. As a result, public entities would apply the new revenue standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2014-09 provides for two implementation methods (1) full retrospective application to each prior period or (2) modified retrospective application with the cumulative effect as of the date of adoption. The Company is evaluating the financial statement impacts of the guidance in this ASU and determining which transition method will be utilized.

14.	Reclassifications. Reclassifications were made to the prior-year statement of cashflow to conform to the current-year presentations.

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

For the three months ended October 31, 2015 and October 31, 2014, no customer accounted for 10% of the Company's consolidated net sales. For the nine months ended October 31, 2015, no customer accounted for 10% of the Company's consolidated net sales and for the nine months ended October 31, 2014, one customer in Piping Systems accounted for 12.6% of the Company's consolidated net sales.

At October 31, 2015, one customer in Piping Systems accounted for 17% of accounts receivable. At January 31, 2015, one customer in Piping Systems accounted for 31% of accounts receivable.

Three months ended October 31, 2015 ("current quarter") vs. Three months ended October 31, 2014 ("prior-year quarter")

Net sales increased 51% to $66.3 million in the current quarter, from $43.8 million in the prior-year quarter. Piping Systems sales increased 77% or $20.4 million compared to the prior-year quarter due to higher domestic oil and gas projects and higher volume in Saudi Arabia and the U.A.E. Filtration Product sales increased 12% to $19.4 million in the current quarter from $17.3 million in the prior-year quarter due to increased domestic volume and sales from the newly established factory in the Middle East.

Gross profit increased to $17.0 million in the current quarter from $6.7 million in the prior-year quarter, mainly due to the sales volume increase in Piping Systems. The gross margin increased to 25.6% of net sales in the current quarter from 15.3% in the prior-year quarter.

Operating expenses increased to $9.6 million in the current quarter from $8.0 million in the prior-year quarter due to higher management incentive compensation expense, increased professional service expenses and temporary staffing partially offset by a decrease in the deferred compensation expense.

Pretax income from continuing operations was $7.6 million in the current quarter versus a loss of $0.6 million in the prior-year quarter. The primary factor contributing to the 2015 results was higher volume in Piping Systems.

The current quarter net income was $6.1 million compared to net loss of $0.4 million in the prior-year quarter. The increase was due to higher sales volume and gross profit in Piping Systems and improved Filtration Products performance.

Nine months ended October 31, 2015 ("YTD") vs. Nine months ended October 31, 2014 ("prior-year YTD")

YTD net sales decreased 8.1% to $144.1 million from $156.7 million for the prior-year YTD. Filtration Products sales decreased 4.4% and were negatively impacted by foreign currency fluctuations of approximately $2.0 million in addition to lower domestic filter bags sales volume. Piping Systems sales decreased 10.0% or $10.3 million compared to the prior-year YTD due to lower volume in domestic oil and gas projects and lower volume in the Middle East.

Gross profit decreased to $26.7 million from $33.3 million in the prior-year YTD due to lower volume in Piping Systems. Operating expenses decreased to $26.6 million YTD from $27.0 million for the prior-year YTD due to lower management incentive compensation expense, partially offset by higher stock compensation expense and increased professional expenses. Operating expenses as a percent of net sales increased to 18.5% from 17.2%.

Pretax income from continuing operations was $0.2 million versus $6.6 million last year. The primary factor contributing to the 2015 results was lower volume in Piping Systems.

The Company's worldwide effective income tax rate from continuing operations was 713.2% and 23.6% for the nine months ended October 31, 2015 and 2014, respectively. The change in the ETR from the prior year to the current year is due to several factors. First, the domestic income is a year to date loss in 2015 while it was income in 2014, which increases the rate because the valuation allowance on the domestic deferred tax assets eliminates any tax benefit for the current period. Secondly, the favorable impact of the U.A.E. zero tax rate is diminished this year due to more of the total foreign income being earned elsewhere and taxed at a rate of 25%. The modest pre-tax profit realized year-to-date exaggerated the percentage impact of the Company's tax expense. See the Income Taxes on the following page.

Net loss was $0.9 million compared to net income of $4.8 million in the prior-year's YTD.

Piping Systems

As the Piping Systems segment is based on large discrete projects, revenues can be subject to large swings in both geographies and reporting periods.

	Three Months Ended October 31,					Nine Months Ended October 31,
($ in thousands)	2015	%	2014	%	% Increase	2015	%	2014	%	% Decrease
Net sales	$46,950		$26,540		77%	$92,374		$102,683		(10)%
Gross profit	14,315	30%	4,609	17%	211%	19,796	21%	25,913	25%	(24)%
Income from operations	9,721	21%	1,096	4%	787%	7,470	8%	12,896	13%	(42)%
Income from joint venture	408		903			524		1,114

Current quarter vs. prior-year quarter

Net sales increased 77% to $47.0 million in the current quarter from $26.5 million in the prior-year quarter. The increase was attributed to higher global volume.

Gross margin increased to 30% of net sales in the current quarter from 17% of net sales in the prior-year quarter. Gross margin and gross profit increased due to higher volume. Operating expenses increased to $4.6 million from $3.5 million due to higher management incentive compensation expense and lower professional costs partially offset by higher selling expenses.

YTD vs. prior-year YTD

YTD net sales decreased 10% to $92.4 million from $102.7 million in the prior-year YTD. The decrease was attributed to the timing of discrete projects in the Middle East and in domestic oil and gas projects.

Gross margin decreased to 21% of net sales YTD from 25% of net sales in the prior-year YTD. Gross profit decreased due to the lower volume in sales.

Operating expense decreased to $12.3 million from $13.0 million in the prior-year YTD. Operating expenses as a percent of net sales increased to 13.3% from 12.7%. The dollar decrease was due to lower management incentive compensation expense due to lower earnings in the period.

Filtration Products

	Three Months Ended October 31,					Nine Months Ended October 31,
($ in thousands)	2015	%	2014	%	% Increase	2015	%	2014	%	% Decrease
Net sales	$19,366		$17,279		12%	$51,677		$54,030		(4)%
Gross profit	2,656	14%	2,112	12%	26%	6,876	13.3%	7,342	13.6%	(6)%
Loss from operations	(162)	(1)%	(726)	(4)%	78%	(1,337)	(3)%	(1,300)	(2)%	(3)%

Current quarter vs. prior-year quarter

Net sales increased 12% to $19.4 million in the current quarter from $17.3 million in the prior-year quarter due to increased domestic volume and sales from the newly established factory in the Middle East. Gross profit increased to $2.7 million from $2.1 million. Gross profit rose due to higher volume and by improved mix. Gross margin increased to 14% in the current quarter from 12% in the prior-year quarter due to customer mix and lower costs related to product development.

Operating expenses remained consistent with the prior-year period.

YTD vs. prior-year YTD

YTD net sales decreased 4% to $51.7 million from $54 million in the prior-year YTD. Sales were negatively impacted by foreign currency fluctuations of approximately $2.0 million in addition to lower domestic filter bags sales volume. Gross profit decreased to $6.9 million from $7.3 million. The business continues to widen its geographic market coverage, expand its sales activities to increase revenue and improve its operating margin through expense controls. Startup costs for the new production facility in the U.A.E. had offset some of the cost reductions elsewhere.

YTD operating expenses decreased to $8.2 million from $8.6 million in the prior-year YTD. Decreased selling expense and lower professional costs contributed to the net decrease in expenses.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segments. General and administrative expenses increased to $2.2 million in the current quarter from $1.6 million in the prior-year quarter. This increase was due to higher management incentive compensation expense, increased professional service expenses and temporary staffing costs partially offset by a decrease in deferred compensation expenses.

Net interest expense decreased to $211 thousand in the current quarter from $293 thousand in the prior-year quarter due to lower interest cost on lower borrowings overseas.

YTD vs. prior-year YTD

YTD general and administrative expenses increased to $6.1 million from $5.3 million in the prior-year YTD due to an increase in professional service expenses and increased stock compensation expense. The prior year included a stock compensation benefit which related to the cancellation of stock options from former employees from the discontinued operations. The increase in general and administrative expenses was also due to temporary staffing costs partially offset by lower management incentive compensation expense and lower deferred compensation expense.

YTD net interest expense was $0.5 million versus $0.8 million in the prior-year YTD, due to due to lower interest cost on lower borrowings overseas and increased interest income on cash holdings at a foreign subsidiary.

INCOME TAXES

The Company's consolidated effective tax rate from continuing operations was 713.2% for the nine months ended October 31, 2015. The Company's consolidated effective tax rate ("ETR") from continuing operations was 713.2% and 23.6% for the nine months ended October 31, 2015 and 2014, respectively. The change in the ETR from the prior year to the current year is due to several factors. First, the domestic income is a year to date loss in 2015 while it was income in 2014 which increases the rate because the valuation allowance on the domestic deferred tax assets eliminates any tax benefit for the current period. Secondly, the favorable impact of the U.A.E. zero tax rate is diminished this year due to more of the total foreign income being earned elsewhere and taxed at a rate of 25%. The modest pre-tax profit realized year-to-date exaggerated the percentage impact of the Company's tax expense. The Company remains in a domestic NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 3 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2015 were $10.9 million compared to $10.5 million at January 31, 2015. At October 31, 2015, $0.7 million was held in the U.S., and $10.2 million was held at the foreign subsidiaries. The Company's working capital was $28.3 million on October 31, 2015 compared to $35.9 million on January 31, 2015. Of the working capital components, accounts receivable increased $17.8 million and inventory increased $5.7 million due to the sales volume expansion with accounts payable increasing $11.2 million. Net cash used in operating activities during the first nine months of 2015 was $9.8 million compared to $5.1 million of net cash provided by during the first nine months of 2014.

On April 10, 2014, the Company's Board of Directors terminated the Deferred Stock Purchase Plan, and the Supplemental Retirement and Deferred Compensation Plan, pursuant to which key employees deferred compensation. All funds and Company stock remaining in participant accounts will be distributed not later than April 2016. Life insurance contracts have been purchased which can be used to fund a portion of the Company's obligation under these agreements. This is shown on the Statements of Cashflow as a movement from Other assets and liabilities to Accrued compensation and payroll taxes.

The Company has not provided Federal tax on unremitted earnings of its Denmark and Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

Net cash used in investing activities for the nine months ended October 31, 2015 was $4.1 million. The Company expects to spend $7.9 million on capital expenditures for the year versus the $18.7 million budgeted at January 31, 2015. Capital spending was lowered because the Company does not need to expand the facilities in the Middle East in this fiscal year and other projects were delayed.

On February 5, 2015, the Board of Directors authorized a $2 million share repurchase program.  Share repurchases may be executed through open market or in privately negotiated transactions on or prior to December 31, 2015. The specific number of shares that the Company will ultimately repurchase, and the actual timing and amount of share repurchases, will be dependent on then current market conditions and other business-related factors, as well as the applicable requirements of federal securities law. As of October 31, 2015, the Company has repurchased 45 thousand shares. For additional information, see "Notes to Consolidated Financial Statements, Note 8 "Treasury stock/share repurchase program" contained in Item 1 of this report.

Debt totaled $44.0 million at October 31, 2015, a net increase of $14.3 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 11 Debt" contained in Item 1 of this report. Net cash provided by financing activities was $14.0 million for the nine months ended October 31, 2015. The working capital expansion due to higher sales volume drove the increase of the credit lines for the period.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $25.0 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At October 31, 2015, the Company was in compliance with loan covenants. The domestic revolving line balance as of January 31, 2015 and October 31, 2015 was included as a current liability on the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of October 31, 2015, the Company had borrowed $18.7 million at 3.25% and 1.71% and had $6.0 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At October 31, 2015, the Company was in compliance with the covenants under the credit arrangements. At October 31, 2015, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At October 31, 2015, the Company's interest rates range from 3.5% to 6.0%. At October 31, 2015, the Company could have borrowed $44.9 million under these credit arrangements. In addition, $10.1 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At October 31, 2015, borrowings under these credit arrangements totaled $10.6 million; an additional $24.2 million remained unused.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2015 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting during the quarter ended October 31, 2015 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

MFRI, INC.

Date:	December 8, 2015	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2015	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)