Form 10-Q
period 2016-04-30
MFRI INC
filed 2016-06-10
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

Commission File No. 0-18370

MFRI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6410 W. Howard Street, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

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

On June 3, 2016, there were 7,384,769 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended April 30, 2016

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2016	2015
Net sales	$23,069	$20,277
Cost of sales	21,077	17,922
Gross profit	1,992	2,355

Operating expenses
General and administrative expenses	5,093	4,706
Selling expenses	1,404	1,219
Total operating expenses	6,497	5,925

Loss from operations	(4,505)	(3,570)

Income from joint venture	—	165
Loss on consolidation of joint venture	(1,620)	—

Interest expense (income), net	226	(79)
Loss from continuing operations before income taxes	(6,351)	(3,326)

Income tax (benefit) expense	(257)	26

Loss from continuing operations	(6,094)	(3,352)

Loss from discontinued operations, net of tax	(200)	(1,303)

Net loss	($6,294)	($4,655)

Weighted average common shares outstanding
Basic and diluted	7,351	7,252

Loss per share from continuing operations
Basic and diluted	($0.83)	($0.46)
Loss per share from discontinued operations
Basic and diluted	($0.03)	($0.18)
Loss per share
Basic and diluted	($0.86)	($0.64)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2016	2015
Net loss	($6,294)	($4,655)

Other comprehensive income
Foreign currency translation adjustments, net of tax	1,922	342
Interest rate swap, net of tax	—	5
Unrealized gain on marketable security, net of tax	1	—
Other comprehensive income	1,923	347

Comprehensive loss	($4,371)	($4,308)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	April 30, 2016	January 31, 2016
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$12,858	$16,631
Restricted cash	944	2,324
Trade accounts receivable, less allowance for doubtful accounts of $66 at April 30, 2016 and $33 at January 31, 2016	28,297	36,090
Inventories, net	13,839	15,625
Assets of discontinued operations	14,871	15,733
Assets held for sale	2,992	3,062
Cash surrender value on life insurance policies, net	1,284	3,049
Prepaid expenses and other current assets	2,190	1,744
Costs and estimated earnings in excess of billings on uncompleted contracts	1,956	2,463
Income tax receivable	206	327
Total current assets	79,437	97,048
Property, plant and equipment, net of accumulated depreciation	39,417	25,400
Other assets
Goodwill	2,693	—
Note receivable from joint venture	—	1,905
Investment in joint venture	—	9,112
Other assets	3,911	4,658
Total other assets	6,604	15,675
Total assets	$125,458	$138,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$6,943	$11,026
Accrued compensation and payroll taxes	4,278	4,274
Deferred compensation liability	3,943	6,167
Commissions and management incentives payable	3,988	4,169
Revolving line domestic	7,167	5,237
Current maturities of long-term debt	6,884	8,769
Customers' deposits	2,812	3,690
Liabilities of discontinued operations	12,432	15,465
Liabilities held for sale	3,475	3,439
Billings in excess of costs and estimated earnings on uncompleted contracts	1,253	1,176
Other accrued liabilities	1,802	965
Income taxes payable	1,813	2,339
Total current liabilities	56,790	66,716
Long-term liabilities
Long-term debt, less current maturities	1,234	1,493
Other long-term liabilities	2,380	886
Total long-term liabilities	3,614	2,379
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,378 issued and outstanding at April 30, 2016 and 7,306 issued and outstanding at January 31, 2016	74	74
Additional paid-in capital	53,428	53,031
Treasury Stock 45 shares at April 30, 2016 and at January 31, 2016	(290)	(290)
Retained earnings	13,899	20,193
Accumulated other comprehensive loss	(2,057)	(3,980)
Total stockholders' equity	65,054	69,028
Total liabilities and stockholders' equity	$125,458	$138,123
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2016	$74	$53,031	$20,193	($290)	($3,980)	$69,028

Net loss			($6,294)			(6,294)
Stock options exercised	—	1				1
Restricted shares vested, deferred shares converted and payroll taxes paid with shares	—	54				54
Stock-based compensation expense		342				342
Marketable security					1	1
Foreign currency translation adjustments					1,926	1,926
Tax benefit/expense on above items					(4)	(4)
Total stockholders' equity at April 30, 2016	$74	$53,428	$13,899	($290)	($2,057)	$65,054

Shares	2016	2015
Balances at beginning of year	7,305,925	7,290,576
Treasury stock purchased	—	(44,566)
Shares issued	71,969	59,915
Balances at period end	7,377,894	7,305,925

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2016	2015
Operating activities
Net loss	($6,294)	($4,655)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	1,448	1,423
Loss on consolidation of joint venture	1,620	—
Gains on disposal of subsidiaries	(867)	—
Deferred tax (benefit) expense	(376)	1
Stock-based compensation expense	342	137
Income from joint venture	—	(165)
Cash surrender value on life insurance policies	1,765	(66)
Provision on uncollectible accounts	196	115
Changes in operating assets and liabilities
Accounts receivable	12,228	3,500
Inventories	3,342	(34)
Costs and estimated earnings in excess of billings on uncompleted contracts	584	(1,681)
Accounts payable	(4,247)	3,081
Accrued compensation and payroll taxes	(2,536)	5,782
Customers' deposits	(2,057)	(1,280)
Income taxes receivable and payable	(81)	(699)
Prepaid expenses and other current assets	(581)	268
Other assets and liabilities	2,566	(6,569)
Net cash provided by (used in) operating activities	7,052	(842)
Investing activities
Acquisition of interest in subsidiary, net of cash acquired	(4,672)	—
Capital expenditures	(796)	(2,034)
Receipts on loan from joint venture	—	331
Net cash used in investing activities	(5,468)	(1,703)
Financing activities
Proceeds from revolving lines	14,786	22,394
Proceeds from debt	—	597
Proceeds from borrowing against life insurance policies	—	1,916
Payments of debt on revolving lines of credit	(19,267)	(22,482)
Payments of other debt	(81)	(539)
(Decrease) increase in drafts payable	(217)	933
Payments on capitalized lease obligations	(1,069)	(170)
Payments for repurchase of common stock	—	(290)
Stock options exercised and restricted shares issued	56	—
Net cash (used in) provided by financing activities	(5,792)	2,359
Effect of exchange rate changes on cash and cash equivalents	435	396
Net (decrease) increase in cash and cash equivalents	(3,773)	210
Cash and cash equivalents - beginning of period	16,631	10,508
Cash and cash equivalents - end of period	$12,858	$10,718
Supplemental cash flow information
Interest paid	$289	$272
Income taxes paid	197	715
Fixed assets acquired under capital leases	—	732
Funds held in escrow related to the sale of Filtration assets	502	—
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2016
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2016 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2016 and 2015 are for the three months ended April 30, 2016 and 2015, respectively.

2.
Business segment reporting. As of January 31, 2016, MFRI is engaged in the manufacture and sale of products in one segment: Piping Systems. As described below, prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment. Piping Systems engineers, designs, manufactures and sells specialty piping, leak detection and location systems. This segment's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. Piping Systems' leak detection and location systems are sold with many of its piping systems and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Prior to January 29, 2016, the Company had a Filtration Products segment. This business is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been restated to conform to the current year reporting of this business. For further information, see "Notes to Consolidated Financial Statements Note 4 Discontinued operations".

For the three months ended April 30, 2016, one customer accounted for 15% of the Company's consolidated net sales, and for the three months ended April 30, 2015, one customer accounted for 11% of the Company's consolidated net sales.

At April 30, 2016, two customers accounted for 28% of accounts receivable. Two customers accounted for 46% of accounts receivable at January 31, 2016.

	Three Months Ended April 30,
	2016	2015
Net sales
Piping Systems	$23,069	$20,277
Gross profit
Piping Systems	$1,992	$2,355
Loss from operations
Piping Systems	($1,701)	($1,426)
Corporate	($2,804)	($2,144)
Total loss from operations	($4,505)	($3,570)

3.
Acquisition. MFRI entered into a purchase agreement with its joint venture partner Aegion Corporation to acquire the remaining 51% ownership of Bayou Perma-Pipe Canada, Ltd. ("BPPC"), a coating and insulation company in Camrose, Alberta, which acquisition closed on February 4, 2016. MFRI had owned a 49% interest in BPPC since 2009, when the joint venture was formed with Aegion to serve the oil and gas industry in Western Canada.

The purchase price was $13.1 million CAD ($9.6 million USD) in cash and debt at closing and is subject to certain post-closing adjustments. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date. The following table represents the preliminary allocation of the total consideration in the acquisition of BPPC:

Total purchase consideration:
Cash	$7,587
Loan payable	2,000
Purchase consideration to third party	9,587

Fair Value of 49% Previously Held Equity Interest	7,492
Total purchase consideration	$17,079

Fair value of net assets acquired:
Cash and cash equivalents	$2,915
Property and equipment	12,670
Goodwill	2,693
Net working capital	406
Other assets (liabilities) net	(1,605)
Net assets acquired	$17,079

The acquisition has preliminarily resulted in approximately $2.7 million of goodwill. The Company incurred legal, professional and other costs related to this acquisition. These costs were recognized as general and administrative expenses.

In the quarter, the Company recognized a non-cash loss of $1.6 million which represents the difference between the pre-existing book value interest in BPPC immediately prior to the acquisition remeasured to its fair value upon the acquisition date.

Pro Forma results - The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired business as though the acquisition had occurred as of February 1, 2015. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of February 1, 2015, or of future consolidated operating results.

	Three Months Ended April 30,
	2016	2015
Revenue	$23,069	$26,544
Net loss	(6,294)	(3,923)
Loss per share basic and diluted	($0.86)	($0.54)

Pro forma results presented above primarily reflect revenues that were down due to the effect of oil prices on customer demand in the U.S. and Canada and on certain market conditions in the Middle East. Pro forma adjustments described above have been tax effected using the Company's effective rate during the respective periods.

4.
Discontinued operations. On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois to the Industrial Air division of CLARCOR. On January 29, 2016, the Company also sold its Nordic Air Filtration, Denmark and Nordic Air Filtration, Middle East businesses to Hengst Holding GmbH. The purchase price of these Illinois and international filtration businesses was $22.0 million, including cash proceeds of $18.4 million, of which $0.5 million is held in escrow until July 2017. The remaining domestic fabric filter business, which is included in discontinued operations, is operational and selling product as of April 30, 2016. The Company is currently engaged in liquidating the assets of this business. The Filtration business segment is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $16 thousand of tax benefit for the three months ended April 30, 2016. Loss from discontinued operations net of tax for the three months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,
	2016	2015
Net sales	$7,191	$17,397

Gain on disposal of discontinued operations	$867	$—
Loss from discontinued operations	($1,083)	($1,303)
Loss from discontinued operations before income taxes	(216)	(1,303)
Income tax benefit	(16)	—
Loss from discontinued operations, net of tax	($200)	($1,303)

Components of assets, and liabilities from discontinued operations consist of the following:

	April 30, 2016	January 31, 2016
Current assets
Cash and cash equivalents	$—	$5
Trade accounts receivable, net	4,998	5,720
Inventories, net	1,939	2,000
Other assets	1,565	1,552
Property, plant and equipment, net of accumulated depreciation	6,369	6,456
Total assets from discontinued operations	$14,871	$15,733
Current liabilities
Trade accounts payable, accrued expenses and other	$5,356	$7,514
Current maturities of long-term debt	4,447	5,322
Other liabilities	2,629	2,629
Total liabilities from discontinued operations	$12,432	$15,465

Cashflows from discontinued operations:

	Three Months Ended April 30,
	2016	2015
Net cash used in discontinued operating activities	($1,408)	($1,568)
Net cash used in discontinued investing activities	(1)	(383)
Net cash provided by discontinued financing activities	858	1,666

5.
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

The Company's consolidated effective tax rate ("ETR") from continuing operations was 4.1% and (0.8)% for the three months ended April 30, 2016 and 2015, respectively. The change in the ETR from the prior year to the current year is mainly due to the addition of the Canadian activity.

The amount of unrecognized tax benefits, including interest and penalties, at April 30, 2016, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1 thousand included in expense for the current quarter.  The amount of accrued interest and penalties at April 30, 2016, associated with unrecognized tax benefits was $46 thousand.

6.
Impairment of long-lived assets and assets held for sale. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. There was no impairment of long-lived assets as of April 30, 2016 and January 31, 2016.

The Company's former headquarters in Niles, Illinois is presented as held for sale at fair market value as of April 30, 2016. There are no indications of impairment related to these assets.

Goodwill. Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s acquisition of BPPC.

7.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.60 million and $2.59 million as of April 30, 2016 and January 31, 2016, respectively. Accumulated amortization was approximately $2.35 million and $2.33 million as of April 30, 2016 and January 31, 2016, respectively. Future amortizations over the next five years ending January 31 will be $34,929 in 2017, $41,100 in 2018, $32,100 in 2019, $29,100 in 2020, $22,850 in 2021, and $92,850 thereafter. Patents are included in other assets in the balance sheet.

	Three Months Ended April 30,
	2016	2015
Patent amortization expense	$11	$13

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2016	2015
Stock-based compensation (benefit) expense	($2)	$59
Restricted stock based compensation expense	$390	$89

Stock-based compensation for 2016 was a benefit year-to-date due to cancellations. Most of these cancellations related to former employees from the Company's discontinued operations. The increase in the restricted stock based compensation expense relates to a grant in March 2016 and the conversion of performance restricted stock units to time-based restricted shares. This increase is partially offset by a decrease in management incentive compensation expense.

Stock Options

The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Three Months Ended April 30,
Fair value assumptions	2016	2015
Expected volatility	40.88% - 57.02%	40.88% - 59.39%
Risk free interest rate	.74% - 1.77%	.74% - 1.77%
Dividend yield	none	none
Expected life	5.0 - 5.1 years	4.9 - 5.1 years

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2016	720	$11.38	5.1	$34
Expired or forfeited	(42)	9.63
Outstanding end of period	678	11.49	4.7	118

Exercisable end of period	535	$12.00	3.9	$92

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2016	166	$9.51	$—
Vested	(2)
Expired or forfeited	(21)	9.07
Outstanding end of period	143	$9.57	$—

As of April 30, 2016, there was $0.4 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 1.8 years.

Restricted stock

The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2016	163	$8.60	$1,040
Granted	90	7.25
Issued	(10)
Forfeited	(1)	6.38
Outstanding end of period	242	$8.17	$1,686

As of April 30, 2016, there was $0.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.4 years.

9.	Earnings per share.

	Three Months Ended April 30,
	2016	2015
Basic weighted average common shares outstanding	7,351	7,252
Dilutive effect of equity compensation plans	—	—
Weighted average common shares outstanding assuming full dilution	7,351	7,252

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	415	643

Stock options with an exercise price below the average market price	263	106

10.	Interest expense, net.

	Three Months Ended April 30,
	2016	2015
Interest expense	$253	$196
Interest income	(27)	(275)
Interest expense (income), net	$226	($79)

11.	Debt. Debt totaled $15.3 million at April 30, 2016, a net decrease of $0.2 million since January 31, 2016.

Revolving lines domestic. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution as amended, ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $15.0 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At April 30, 2016, the Company was in compliance with loan covenants. The domestic revolving line balance as of January 31, 2016 and April 30, 2016 was included as a current liability on the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of April 30, 2016, the Company had borrowed $7.2 million at 3.5% and 2.19% and had $5.6 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained. At April 30, 2016, the Company was in compliance with the covenants under the credit arrangements. At April 30, 2016, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At April 30, 2016, the Company's interest rates range from 3.5% to 6.0%. At April 30, 2016, the Company had available borrowing capacity of $43.8 million under these credit arrangements. In addition, $7.4 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At April 30, 2016, borrowings under these credit arrangements totaled $1.7 million; an additional $34.7 million remained unused. The foreign revolving lines balance as of January 31, 2016 and April 30, 2016 were included as a current liability on the consolidated balance sheets.

On February 1, 2016, the Company entered into a promissory note with United Pipeline Systems Limited, an affiliate of Aegion, Inc. for $2.0 million. The promissory note bears interest at prime, which was 3.25% at April 30, 2016, plus 5% and matures on August 1, 2016.

12.
Fair Value. In relation to the acquisition of BPPC, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See "Notes to Consolidated Financial Statements Note 3 Acquisition", for a further discussion of this purchase. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

The Company held a marketable equity security of approximately $0.1 million at April 30, 2016, which it classified as available-for-sale and recorded in other non-current assets on the Consolidated Balance Sheet. This security is carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.

13.
Recent accounting pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the effect that this standard will have on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued authoritative guidance to simplify the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs is presented as a reduction of the carrying amount of the debt liability. The guidance was effective for the Company beginning February 1, 2016 and was applied retrospectively for all periods presented. The Company adopted this guidance and it did not have a material impact on the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

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

15.
Subsequent events. In May, 2016, the Company completed the sale of its former corporate headquarters, land and building, to a third party at a purchase price of $4.4 million. The sale generated approximately $0.4 million in net cash after expenses and mortgage payoffs.

In May, 2016, the Company also completed the sale of its Bolingbrook Filtration facility to a third party at a purchase price of $7.1 million. The sale generated approximately $1.9 million in net cash after expenses and mortgage payoffs.

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

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. is engaged in the manufacture and sale of products in one reportable segments: Piping Systems. The Company website is www.mfri.com. Since the Piping Systems segment is based on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand in both geographies and reporting periods.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in "Notes to Consolidated Financial Statements, Note 2 Business segment reporting" contained in Item 1 of this report.

For the three months ended April 30, 2016, one customer accounted for 15% of the Company's consolidated net sales, and for the three months ended April 30, 2015, one customer accounted for 11% of the Company's consolidated net sales.

At April 30, 2016, two customers accounted for 28% of accounts receivable. Two customers accounted for 46% of accounts receivable at January 31, 2016.

Prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment.  On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois and its Nordic Air Filtration, Denmark and Nordic Air Filtration, Middle East businesses. The remaining domestic fabric filter business, which is included in discontinued operations, is operational and selling product as of April 30, 2016. The Company is currently engaged in liquidating the assets of this business. This business is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was$16.0 thousand of tax benefit for the three months ended April 30, 2016. For further information, see "Notes to Consolidated Financial Statements, Note 4 Discontinued operations".

Piping Systems
Three months ended April 30, 2016 ("current quarter") vs. Three months ended April 30, 2015 ("prior-year quarter")

	Three Months Ended April 30,
($ in thousands)	2016	%	2015	%	% Increase (decrease)
Net sales	$23,069		$20,277		14%
Gross profit	1,992	9%	2,355	12%	(15)%
General and administrative expenses	2,289	10%	2,562	13%	53%
Selling expenses	1,404	6%	1,219	6%	15%
Loss from operations	(1,701)	(7)%	(1,426)	(7)%	19%
Loss on consolidation of joint venture	(1,620)		—		(100)%

On December 31, 2015, MFRI entered into a purchase agreement with its joint venture partner Aegion Corporation to acquire the remaining 51% ownership of BPPC, a coating and insulation company in Camrose, Alberta, which acquisition closed on February 4, 2016.

The purchase price was $13.1 million CAD ($9.6 million) in cash and debt at closing and is subject to certain post-closing adjustments. The initial accounting for this acquisition is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

The acquisition has preliminarily resulted in approximately $2.7 million of goodwill, which is expected to be deductible for tax purposes. The Company incurred legal, professional and other costs related to this acquisition. These costs were recognized as general and administrative expenses.

Current quarter vs. prior-year quarter

Net sales increased 14% to $23.1 million in the current quarter from $20.3 million in the prior-year quarter. $2.1 million of the increase occurred in the Canadian facility. The remaining increase was driven by large projects in the U.S. and India offsetting decreases in the Middle East.

Gross margin decreased to 9% of net sales in the current quarter from 12% of net sales in the prior-year quarter. Gross margin and gross profit decreased due to pricing pressure in the Middle East, an excess inventory reserve adjustment of $0.2 million recorded in the current quarter, and operations of the newly acquired Canadian facility which had relatively low utilization.

General and administrative expenses decreased to $2.3 million from $2.6 million. The Canadian facility had $0.4 million in general and administrative expenses in the current quarter, of which $0.2 million was foreign exchange loss. There was a decrease of $0.9 million in comparable general and administrative expenses year over year.

Selling expenses increase to $1.4 million from $1.2 million mainly due to the addition of the Canadian activity.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segment. General and administrative expenses increased to $2.8 million in the current quarter from $2.1 million in the prior-year quarter. This increase was due to higher stock compensation expense and increased professional service expenses. In the current quarter, the Company had a reduction of its workforce and incurred severance expense of $0.3 million.

Net interest expense increased to $226 thousand in the current quarter from income of $79 thousand in the prior-year quarter. Interest income decreased in India because of a dividend made to support the acquisition of BPPC.

Pretax loss from continuing operations was $6.4 million in the current quarter versus $3.3 million in the prior-year quarter. The factors contributing to the 2016 results were:

•	reduced volume in North American oil and gas operations driven by oil prices

•	pricing pressure

•	uncertain market conditions in the Middle East

•	a non-cash loss of $1.6 million from the consolidation of the joint venture

•	expenses related to the Canadian facility

•	severance costs

•	increased stock compensation expense and

•	increased professional services.

INCOME TAXES

The Company's consolidated effective tax rate ("ETR") from continuing operations was 4.1% and (0.8)% for the three months ended April 30, 2016 and 2015, respectively. The change in the ETR from the prior year to the current year is due to the addition of the Canadian activity. The Company remains in a domestic NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of April 30, 2016 were $12.9 million compared to $16.6 million at January 31, 2016. At April 30, 2016, $0.2 million was held in the U.S., and $12.7 million was held at the foreign subsidiaries. The Company's working capital was $22.6 million on April 30, 2016 compared to $30.3 million on January 31, 2016.

Of the working capital components, accounts receivable decreased $12.2 million, inventory decreased $3.3 million and accounts payable decreased $4.2 million. Net cash provided by operating activities during the first three months of 2016 was $7.1 million compared to $0.8 million of net cash used during the first three months of 2015.

During the quarter, the Company paid $2.2 million under its terminated deferred compensation plans. $1.9 million of these payments were funded by the sale of life insurance contracts previously purchased by the Company.

The Company has not provided Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

Net cash used in investing activities for the three months ended April 30, 2016 was $5.5 million of which $7.8 million is related to the acquisition of BPPC.

Debt totaled $15.3 million at April 30, 2016, a net decrease of $0.2 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 11 Debt". Net cash used in financing activities was $5.8 million for the three months ended April 30, 2016.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution as amended ("Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $15.0 million, subject to borrowing base availability from secured domestic assets and other requirements, under a revolving line of credit. The Loan Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At April 30, 2016, the Company was in compliance with loan covenants. The domestic revolving line balance as of January 31, 2016 and April 30, 2016 was included as a current liability on the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of April 30, 2016, the Company had borrowed $7.2 million at 3.5% and 2.19% and had $5.6 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Danish and Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained. At April 30, 2016, the Company was in compliance with the covenants under the credit arrangements. At April 30, 2016, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At April 30, 2016, the Company's interest rates range from 3.5% to 6.0%. At April 30, 2016, the Company had available borrowing capacity of $43.8 million under these credit arrangements. In addition, $7.4 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. At April 30, 2016, borrowings under these credit arrangements totaled $1.7 million; an additional $34.7 million remained unused. The foreign revolving lines balance as of January 31, 2016 and April 30, 2016 were included as a current liability on the consolidated balance sheets.

The Company believes its current cash and cash flow from operations, together with borrowing capacity under the revolving credit facilities, will be sufficient to fund anticipated operations, working capital and capital spending needs for at least the next 12 months.

On February 1, 2016, the Company entered into a promissory note with United Pipeline Systems Limited, an affiliate of Aegion, Inc. for $2.0 million. The promissory note bears interest at prime, which was 3.25% at April 30, 2016, plus 5% and matures on August 1, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2016 contained in the Company's most recent annual report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2016. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on management’s identification of previously reported material weaknesses in our internal control over financial reporting related to period end review over certain calculations and estimates did not operate effectively, which resulted in a failure to timely file a current report on Form 8-K and management also found an error in estimating excess and obsolete inventory reserves, management has concluded that our disclosure controls and procedures were not effective. Steps to remediate the weaknesses are discussed below, and we currently expect the material weaknesses to be fully remediated by July 31,2016.

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Change in Internal Controls: A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2016 described in Item 9A of the Company's January 31, 2016 10-K filed on April 28, 2016. The Company's processes, procedures and controls related to the preparation, review and filing related to management’s period end review over certain calculations and estimates did not operate effectively, which resulted in a failure to timely file a current report on Form 8-K and Management also found an error in estimating excess and obsolete inventory reserves.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: To address the material weakness regarding timely filing of the current report on Form 8-K, the Company has adopted revised policies to ensure that management’s review process over complex estimates and calculations properly factors in all relevant assumptions and required inputs and include inputs from outside advisors as appropriate. To address the material weakness regarding excess and obsolete inventory reserves, we have also implemented certain remedial measures. The Company now calculates excess and obsolete inventory reserve centrally and qualitative assessments are reviewed by appropriate operations management as well as the Corporate Controller on a quarterly basis. The excess and obsolete inventory reserve methodology is now calculated using the demand, the age of the inventory and specific identification determined based on extended value of excess inventory. The new controls have not been operating long enough to evaluate their operating effectiveness.

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

MFRI, INC.

Date:	June 10, 2016	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 10, 2016	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)