Form 10-Q
period 2016-07-31
MFRI INC
filed 2016-09-09
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

On September 8, 2016, there were 7,539,568 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2016

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales	$22,859	$25,147	$45,928	$45,424
Cost of sales	19,879	22,021	40,956	39,943
Gross profit	2,980	3,126	4,972	5,481

Operating expenses
General and administrative expenses	3,370	4,227	8,463	8,933
Selling expenses	1,450	1,429	2,854	2,648
Total operating expenses	4,820	5,656	11,317	11,581

Loss from operations	(1,840)	(2,530)	(6,345)	(6,100)

(Loss) income from joint venture	—	(49)	—	116
Loss on consolidation of joint venture	—	—	(1,620)	—

Interest expense, net	97	162	323	83
Loss from continuing operations before income taxes	(1,937)	(2,741)	(8,288)	(6,067)

Income tax benefit	(1,077)	(473)	(1,334)	(447)

Loss from continuing operations	(860)	(2,268)	(6,954)	(5,620)

Income (loss) from discontinued operations, net of tax	1,309	(123)	1,109	(1,426)

Net income (loss)	$449	($2,391)	($5,845)	($7,046)

Weighted average common shares outstanding
Basic	7,481	7,277	7,416	7,264
Diluted	7,603	7,277	7,416	7,264

Loss per share from continuing operations
Basic and diluted	($0.11)	($0.31)	($0.94)	($0.77)
Earnings (loss) per share from discontinued operations
Basic and diluted	$0.17	($0.02)	$0.15	($0.20)
Earnings (loss) per share
Basic and diluted	$0.06	($0.33)	($0.79)	($0.97)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net income (loss)	$449	($2,391)	($5,845)	($7,046)

Other comprehensive income
Foreign currency translation adjustments, net of tax	(888)	(184)	1,034	158
Interest rate swap, net of tax	—	10	—	15
Unrealized gain on marketable security, net of tax	(5)	—	(4)	—
Minimum pension liability adjustment, net of tax	—	196	—	196
Other comprehensive (loss) income	(893)	22	1,030	369

Comprehensive loss	($444)	($2,369)	($4,815)	($6,677)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	July 31, 2016	January 31, 2016
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$11,612	$16,631
Restricted cash	943	2,324
Trade accounts receivable, less allowance for doubtful accounts of $72 at July 31, 2016 and $33 at January 31, 2016	28,341	36,090
Inventories, net	14,051	15,625
Assets of discontinued operations	2,548	15,733
Assets held for sale	—	3,062
Cash surrender value on life insurance policies, net	1,287	3,049
Prepaid expenses and other current assets	3,679	2,071
Costs and estimated earnings in excess of billings on uncompleted contracts	2,065	2,463
Total current assets	64,526	97,048
Property, plant and equipment, net of accumulated depreciation	37,168	25,400
Other assets
Goodwill	2,657	—
Note receivable from joint venture	—	1,905
Investment in joint venture	—	9,112
Other assets	5,076	4,658
Total other assets	7,733	15,675
Total assets	$109,427	$138,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$7,883	$11,026
Accrued compensation and payroll taxes	3,769	4,274
Deferred compensation liability	3,207	6,167
Commissions and management incentives payable	2,144	2,874
Revolving line domestic	3,757	5,237
Current maturities of long-term debt	1,241	8,769
Customers' deposits	3,118	3,690
Outside commissions payable	1,883	1,295
Liabilities of discontinued operations	1,320	15,465
Liabilities held for sale	—	3,439
Billings in excess of costs and estimated earnings on uncompleted contracts	482	1,176
Other accrued liabilities	2,539	965
Income taxes payable	982	2,339
Total current liabilities	32,325	66,716
Long-term liabilities
Long-term debt, less current maturities	7,254	1,493
Deferred compensation liabilities	3,091	495
Deferred tax liabilities - long-term	1,703	160
Other long-term liabilities	395	231
Total long-term liabilities	12,443	2,379
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,534 issued and outstanding at July 31, 2016 and 7,306 issued and outstanding at January 31, 2016	76	74
Additional paid-in capital	53,475	53,031
Treasury Stock, 45 shares at July 31, 2016 and at January 31, 2016	(290)	(290)
Retained earnings	14,348	20,193
Accumulated other comprehensive loss	(2,950)	(3,980)
Total stockholders' equity	64,659	69,028
Total liabilities and stockholders' equity	$109,427	$138,123
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2016	$74	$53,031	$20,193	($290)	($3,980)	$69,028

Net loss			($5,845)			(5,845)
Stock options exercised	—	184				184
Restricted shares vested, deferred shares converted and payroll taxes paid with shares	2	123				125
Stock-based compensation expense		137				137
Marketable security unrealized gain/loss					(6)	(6)
Foreign currency translation adjustments					1,025	1,025
Tax benefit/expense on above items					11	11
Total stockholders' equity at July 31, 2016	$76	$53,475	$14,348	($290)	($2,950)	$64,659

Shares	2016	2015
Balances at beginning of year	7,305,925	7,290,576
Treasury stock purchased	—	(44,566)
Shares issued	228,518	59,915
Balances at period end	7,534,443	7,305,925

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2016	2015
Operating activities
Net loss	($5,845)	($7,046)
Adjustments to reconcile net loss to net cash flows provided by operating activities
Depreciation and amortization	2,830	2,903
Loss on consolidation of joint venture	1,620	—
Gains on disposal of subsidiaries	(867)	—
Deferred tax (benefit) expense	(277)	31
Stock-based compensation expense (benefit)	137	(26)
Income from joint venture	—	(116)
Cash surrender value on life insurance policies	(132)	(64)
Gain on disposal of fixed assets	(2,364)	—
Provision on uncollectible accounts	400	192
Changes in operating assets and liabilities
Accounts receivable	16,277	(2,352)
Inventories	5,004	(5,267)
Costs and estimated earnings in excess of billings on uncompleted contracts	(296)	2,325
Accounts payable	(4,889)	8,250
Accrued compensation and payroll taxes	(5,884)	4,642
Customers' deposits	(1,824)	3,007
Income taxes receivable and payable	(1,418)	(1,115)
Prepaid expenses and other current assets	(1,233)	1,178
Other assets and liabilities	(758)	(6,469)
Net cash provided by operating activities	481	73
Investing activities
Acquisition of interest in subsidiary, net of cash acquired	(4,672)	—
Capital expenditures	(994)	(4,997)
Proceeds from surrender of corporate-owned life insurance policies	1,894	—
Receipts on loan from joint venture	—	1,890
Proceeds from sales of property and equipment	11,930	—
Net cash provided by (used in) investing activities	8,158	(3,107)
Financing activities
Proceeds from revolving lines	21,113	48,585
Proceeds from debt	6,147	668
Proceeds from borrowing against life insurance policies	—	1,916
Payments of debt on revolving lines of credit	(29,835)	(45,546)
Payments of other debt	(10,044)	(1,109)
Payments of borrowing against life insurance policies	—	(1,916)
(Decrease) increase in drafts payable	(248)	359
Payments on capitalized lease obligations	(1,204)	(434)
Payments for repurchase of common stock	—	(290)
Stock options exercised and restricted shares issued	309	(25)
Net cash (used in) provided by financing activities	(13,762)	2,208
Effect of exchange rate changes on cash and cash equivalents	104	326
Net decrease in cash and cash equivalents	(5,019)	(500)
Cash and cash equivalents - beginning of period	16,631	10,508
Cash and cash equivalents - end of period	$11,612	$10,008
Supplemental cash flow information
Interest paid	$457	$564
Income taxes paid	1,142	846
Fixed assets acquired under capital leases	—	732
Funds held in escrow related to the sale of Filtration assets	502	—
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2016
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2016 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2016 and 2015 are for the six months ended July 31, 2016 and 2015, respectively.

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

Prior to January 29, 2016, the Company had a Filtration Products segment. This business is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been restated to conform to the current year reporting of this business. For further information, see "Notes to Consolidated Financial Statements Note 4 Discontinued operations".

For the three months ended July 31, 2016, no customer accounted for 10% of the Company's consolidated net sales, and for the three months ended July 31, 2015, one customer accounted for 10.2% of the Company's consolidated net sales. For the six months ended July 31, 2016, one customer accounted for 10.7% of the Company's consolidated net sales, and for the six months ended July 31, 2015, no customer accounted for 10% of the Company's consolidated net sales.

At July 31, 2016, one customer accounted for 16% of accounts receivable. Two customers accounted for 46% of accounts receivable at January 31, 2016.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales
Piping Systems	$22,859	$25,147	$45,928	$45,424
Gross profit
Piping Systems	$2,980	$3,126	$4,972	$5,481
Loss from operations
Piping Systems	($714)	($825)	($2,415)	($2,251)
Corporate	($1,126)	($1,705)	(3,930)	(3,849)
Total loss from operations	($1,840)	($2,530)	($6,345)	($6,100)

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

Total purchase consideration:
Cash	$7,587
Loan payable	2,000
Purchase consideration to third party	9,587

Fair Value of 49% Previously Held Equity Interest	7,492
Total purchase consideration	$17,079

Fair value of net assets acquired:
Cash and cash equivalents	$2,915
Property and equipment	12,670
Goodwill	2,657
Net working capital	406
Other assets (liabilities) net	(1,569)
Net assets acquired	$17,079

The acquisition has preliminarily resulted in approximately $2.7 million of goodwill. The Company incurred legal, professional and other costs related to this acquisition. These one-time costs of $0.2 million were recognized as general and administrative expenses.

In the first quarter, the Company recognized a non-cash loss of $1.6 million, which represents the difference between the pre-existing book value interest in BPPC immediately prior to the acquisition remeasured to its fair value upon the acquisition date.

Pro Forma results - The following table summarizes, on a pro forma basis, the combined results of operations of the Company and the acquired business as though the acquisition had occurred as of February 1, 2015. The pro forma amounts presented are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of February 1, 2015 or of future consolidated operating results.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue	$22,859	$26,935	$45,928	$56,271
Net income (loss)	449	(2,448)	(5,845)	(6,916)
Earnings (loss) per share basic and diluted	$0.06	($0.34)	($0.79)	($0.95)

Pro forma results presented above primarily reflect revenues that were down due to the effect of oil prices on customer demand in the U.S. and Canada and on certain market conditions in the Middle East.

4.
Discontinued operations. On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois to the Industrial Air division of CLARCOR. On January 29, 2016, the Company also sold its Nordic Air Filtration, Denmark and Nordic Air Filtration, United Arab Emirates ("U.A.E.") businesses to Hengst Holding GmbH. The aggregated sales price of these filtration businesses was $22.0 million, including cash proceeds of $18.4 million, of which $0.5 million is held in escrow until July 2017.

In May, 2016, the Company completed the sale of its Bolingbrook Filtration manufacturing facility to a third party at a price of $7.1 million. The sale generated approximately$1.9 million in net cash after expenses and mortgage payoffs.

The Company is currently engaged in liquidating the remaining assets of the Filtration bag business in Winchester, Virginia. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $0.7 million of tax expense for the three and six months ended July 31, 2016. Results from discontinued operations net of tax for the three and six months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net sales	$3,276	$14,914	$10,467	$32,311

Gain on disposal of discontinued operations	$1,605	$—	$2,472	$—
Income (loss) from discontinued operations	$423	($35)	(660)	(1,338)
Income (loss) from discontinued operations before income taxes	2,028	(35)	1,812	(1,338)
Income tax expense	719	88	703	88
Income (loss) from discontinued operations, net of tax	$1,309	($123)	$1,109	($1,426)

Components of assets and liabilities from discontinued operations consist of the following:

	July 31, 2016	January 31, 2016
Current assets
Cash and cash equivalents	$—	$5
Trade accounts receivable, net	597	5,720
Inventories, net	—	2,000
Other assets	212	1,552
Property, plant and equipment, net of accumulated depreciation	1,739	6,456
Total assets from discontinued operations	$2,548	$15,733
Current liabilities
Trade accounts payable, accrued expenses and other	$1,320	$7,514
Current maturities of long-term debt	—	5,322
Other liabilities	—	2,629
Total liabilities from discontinued operations	$1,320	$15,465

Cash flows from discontinued operations:

	Six Months Ended July 31,
	2016	2015
Net cash (used in) provided by discontinued operating activities	($208)	$224
Net cash provided by (used in) discontinued investing activities	7,574	(1,295)
Net cash (used in) provided by discontinued financing activities	(7,365)	754

5.
Income taxes. The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the U.A.E. is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's effective tax rate ("ETR") from continuing operations for the second quarter and year-to-date was 55.6% and 16.1%, respectively compared to 17.3% and 7.4% during the respective prior-year periods. The change in the ETR from the prior year-to-date to the current year-to-date is mainly due to lower activity in the U.A.E., the Canadian acquisition and the allocation of tax expense between continuing operations, other comprehensive income and discontinued operations when applying intraperiod allocation rules.

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

The amount of unrecognized tax benefits, including interest and penalties, at July 31, 2016, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1,200 included in expense for the current quarter.  The amount of accrued interest and penalties at July 31, 2016 associated with unrecognized tax benefits was $47,300.

The Company files income tax returns in U.S. federal and state jurisdictions. The IRS began an audit of the fiscal year ended January 31, 2015 in August 2016.

6.
Impairment of long-lived assets and assets held for sale. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. There was no impairment of long-lived assets as of July 31, 2016 and January 31, 2016.

Goodwill. Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s acquisition of BPPC.

7.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.61 million and $2.59 million as of July 31, 2016 and January 31, 2016, respectively. Accumulated amortization was approximately $2.36 million and $2.33 million as of July 31, 2016 and January 31, 2016, respectively. Future amortizations over the next five years ending January 31 will be $22,900 in 2017, $41,600 in 2018, $33,650 in 2019, $30,650 in 2020, $24,450 in 2021, and $101,200 thereafter. Patents are included in other assets in the balance sheet.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Patent amortization expense	$11	$13	$22	$26

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Stock-based compensation benefit	($282)	($96)	($284)	($37)
Restricted stock based compensation expense	$390	$169	$668	$258

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

Stock Options. The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Six Months Ended July 31,
Fair value assumptions	2016	2015
Expected volatility	40.88% - 57.02%	40.88% - 59.39%
Risk free interest rate	.74% - 1.77%	.74% - 1.77%
Dividend yield	none	none
Expected life	5.0 - 5.1 years	4.9 - 5.1 years

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2016	720	$11.38	5.1	$34
Granted	22	7.33
Exercised	(28)	6.50		26
Expired or forfeited	(110)	10.42
Outstanding end of period	604	11.63	4.9	259

Exercisable end of period	511	$12.05	4.3	$220

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2016	166	$9.51	$—
Granted	22	7.33
Vested	(60)
Expired or forfeited	(35)	8.99
Outstanding end of period	93	$9.33	$39

As of July 31, 2016, there was $0.3 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.3 years.

Restricted stock. The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2016	163	$8.60	$1,040
Granted	241	7.26
Issued	(94)
Forfeited	(1)	6.38
Outstanding end of period	309	$7.91	$2,157

As of July 31, 2016, there was $0.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.9 years.

9.    Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	7,481	7,277	7,416	7,264
Dilutive effect of equity compensation plans	122	—	—	—
Weighted average common shares outstanding assuming full dilution	7,603	7,277	7,416	7,264

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	356	740	378	672

Stock options with an exercise price below the average market price	248	16	226	84

10.    Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Interest expense	$139	$172	$392	$367
Interest income	(42)	(10)	(69)	(284)
Interest expense, net	$97	$162	$323	$83

11.    Debt. Debt totaled $12.3 million at July 31, 2016, a net decrease of $3.2 million since January 31, 2016.

Revolving lines domestic. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $15.0 million, subject to borrowing base availability from secured domestic assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At July 31, 2016, the Company was in compliance with loan covenants. The domestic revolving line balance as of July 31, 2016 and January 31, 2016 was included as a current liability in the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of July 31, 2016, the Company had borrowed $3.8 million at 3.5% and 2.22% and had $7.0 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines of credit are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. The Company's credit arrangement covenants require a minimum tangible net worth to be maintained. At July 31, 2016, the Company was in compliance with the covenants under the credit arrangements. At July 31, 2016, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At July 31 2016, the Company's interest rates range from 3.5% to 6.0%. At July 31, 2016, the Company had available borrowing capacity of $29.1 million under these credit arrangements. In addition, $7.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and project completion guarantees. At July 31, 2016, borrowings under these credit arrangements totaled $0.8 million; an additional $20.6 million remained unused. The foreign revolving lines balances as of July 31, 2016 and January 31, 2016 were included as current maturities of long-term debt in the consolidated balance sheets.

On February 1, 2016, the Company executed a promissory note in favor of United Pipeline Systems Limited, an affiliate of Aegion, Inc. for $2.0 million. The promissory note was paid on July 28, 2016. In addition, the Company on July 28, 2016 paid off the balance of $2.2 million in previously affiliated debt to Aegion in its Canadian subsidiary which was acquired in the purchase of BPPC.

On July 28, 2016, the Company borrowed $8.0 million CAD (approximately $6.1 million USD at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7% with monthly payments of $31 thousand CAD (approximately $24 thousand USD) for interest; principal payments begin January 2017.

12.    Fair Value. In relation to the acquisition of BPPC, the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See "Notes to Consolidated Financial Statements Note 3 Acquisition", for a further discussion of this purchase. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value, because the majority of the amounts outstanding accrue interest at variable rates.

The Company held a marketable equity security of approximately $0.1 million at July 31, 2016, which it classified as available-for-sale and recorded in other non-current assets on the Consolidated Balance Sheet. This security is carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.

13.	Other accrued liabilities. In the second quarter, the Company recorded a legal settlement accrual of $0.8 million, which is included in other accrued liabilities.

14.
Recent accounting pronouncements. In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight targeted areas and how they are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effect that this standard will have on the consolidated financial statements.

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the Company beginning in its fiscal year 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the effect that this standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the effect that this standard will have on the consolidated financial statements and related disclosures.

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

15.    Reclassifications. Reclassifications were made to the prior-year balance sheet to conform to the current-year presentations.

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

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company's website is www.mfri.com. Since the Piping Systems segment is based on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand in both geographies and reporting periods.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report. An overview of the segment results is provided in "Notes to Consolidated Financial Statements, Note 2 Business segment reporting" contained in Item 1 of this report.

For the three months ended July 31, 2016, no customer accounted for 10% of the Company's consolidated net sales, and for the three months ended July 31, 2015, one customer accounted for 10.2% of the Company's consolidated net sales. For the six months ended July 31, 2016, one customer accounted for 11% of the Company's consolidated net sales, and for the six months ended July 31, 2015, no customer accounted for 10% of the Company's consolidated net sales.

At July 31, 2016, one customer accounted for 16% of accounts receivable. Two customers accounted for 46% of accounts receivable at January 31, 2016.

Prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment.  On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois and its Nordic Air Filtration, Denmark and Nordic Air Filtration, U.A.E. businesses. The Company is currently engaged in liquidating the remaining assets of the Filtration bag business in Winchester, Virginia. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $0.7 million of tax expense for the three and six months ended July 31, 2016. For further information, see "Notes to Consolidated Financial Statements, Note 4 Discontinued operations".

Piping Systems

	Three Months Ended July 31,					Six Months Ended July 31,
($ in thousands)	2016	%	2015	%	% Increase (decrease)	2016	%	2015	%	% Increase (decrease)
Net sales	$22,859		$25,147		(9)%	$45,928		$45,424		1%
Gross profit	2,980	13%	3,126	12%	(5)%	4,972	11%	5,481	12%	(9)%
General and administrative expenses	2,244	10%	2,522	10%	(11)%	4,533	10%	5,084	11%	(11)%
Selling expenses	1,450	6%	1,429	6%	1%	2,854	6%	2,648	6%	8%
Loss from operations	(714)	(3)%	(825)	(3)%	(13)%	(2,415)	(5)%	(2,251)	(5)%	7%
Loss on consolidation of joint venture	—		—			(1,620)		—

Three months ended July 31, 2016 ("current quarter") vs. Three months ended July 31, 2015 ("prior-year quarter")

On December 31, 2015, MFRI entered into a purchase agreement with its joint venture partner Aegion Corporation to acquire the remaining 51% ownership of BPPC, a coating and insulation company in Camrose, Alberta, which acquisition closed on February 4, 2016.

The purchase price was $13.1 million CAD ($9.6 million USD) in cash and debt at closing and is subject to certain post-closing adjustments. The initial accounting for this acquisition is not complete pending detailed analysis of the facts and circumstances that existed as of the acquisition date.

The acquisition has preliminarily resulted in approximately $2.7 million of goodwill. In the first quarter, the Company recorded a one-time non-cash loss of $1.6 million from the consolidation of the joint venture. The Company incurred legal, professional and other costs related to this acquisition. These one-time costs of $0.2 million were recognized as general and administrative expenses.

Current quarter vs. prior-year quarter

Net sales decreased 9% to $22.9 million in the current quarter from $25.1 million in the prior-year quarter. The decrease was driven by weak demand in the Middle East due to the economic downturn in the region affected by low oil prices.

Gross margin increased to 13% of net sales in the current quarter from 12% of net sales in the prior-year quarter due to favorable margins in domestic oil and gas and projects completed in India. Gross profit decreased due to pricing pressure in the Middle East.

General and administrative expenses decreased to $2.2 million from $2.5 million, despite a one-time legal settlement accrual of $0.8 million partially offset by $0.5 million gain in foreign currency exchange.

Selling expenses increased to $1.5 million from $1.4 million due to the addition of the Canadian entity now included.

Six months ended July 31, 2016 ("year-to-date") vs. Six months ended July 31, 2015 ("prior-year year-to-date")

Net sales increased 1% to $45.9 million year-to-date from $45.4 million in the prior-year-to-date. The Canadian operations contributed $4.5 million, which was offset by decreases in year-over-year revenue in the Middle East for the reasons previously discussed.

Gross margin decreased to 11% of net sales year-to-date from 12% of net sales in the prior-year-to-date. Gross margin and gross profit decreased due to competitive pricing pressure in the Middle East and operations of the newly acquired Canadian facility, which had relatively low capacity utilization in the first half of the year.

General and administrative expenses decreased to $4.5 million from $5.1 million despite a one-time legal settlement of $0.8 million and the addition of the Canadian general and administrative expenses in the period. There was a decrease of $0.6 million in comparable general and administrative expenses year-over-year.

Selling expenses increased to $2.9 million from $2.6 million mainly due to the addition of the Canadian activity.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segment. General and administrative expenses decreased to $1.1 million in the current quarter from $1.7 million in the prior-year quarter. This decrease was due to $0.4 million lower stock compensation expense and reduced staffing.

Net interest expense decreased to $97 thousand in the current quarter from $162 thousand in the prior-year quarter due to lower borrowings both domestic and foreign.

Year-to-date vs. prior-year year-to-date

General and administrative expenses increased to $3.9 million year-to-date from $3.8 million in the prior-year-to-date. In the first quarter, the Company had a reduction of its workforce and incurred severance expense of $0.3 million.

Net interest expense increased to $0.3 million year-to-date from $0.1 million in the prior-year period. Interest income decreased in India because of a dividend payment made in January 2016 to support the acquisition of BPPC.

Pretax loss from continuing operations was $1.9 million in the current quarter versus $2.7 million in the prior-year quarter due to:

•	reduced volume in North American oil and gas operations affected by low oil prices

•	competitive pricing pressure and uncertain market conditions in the Middle East

•	a one-time $0.8 million lawsuit settlement

•	$0.4 million related to the Canadian facility now included in the consolidated financial statements

•	increased professional services associated with the changes in the Company's business structure to concentrate on a single line of business.

Pretax loss from continuing operations was $8.3 million year-to-date versus $6.1 million in the prior-year-to-date. The factors contributing to the 2016 results were:

•	reduced volume in North American oil and gas operations affected by low oil prices

•	competitive pricing pressure and uncertain market conditions in the Middle East

•	a non-cash loss of $1.6 million from the consolidation of the joint venture

•	a one-time $0.8 million lawsuit settlement

•	$1.1 million related to the Canadian facility now included in the consolidated financial statements

•	$0.3 million in severance costs

•	increased professional services associated with the changes in the Company's business structure to concentrate on a single line of business.

INCOME TAXES

The Company's effective tax rate ("ETR") from continuing operations for the quarter and year-to-date was 55.6% and 16.1%, respectively, compared to 17.3% and 7.4% during the respective prior-year periods. The change in the ETR from the prior year-to-date to the current year-to-date is mainly due to lower activity in the U.A.E., the Canadian acquisition and the allocation of tax expense between continuing operations, other comprehensive income and discontinued operations when applying intraperiod allocation rules. The Company remains in a domestic NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of July 31, 2016 were $11.6 million compared to $16.6 million at January 31, 2016. At July 31, 2016, $0.2 million was held in the U.S., and $11.4 million was held at the foreign subsidiaries. The Company's working capital was $32.2 million on July 31, 2016 compared to $30.3 million on January 31, 2016. Of the working capital components, accounts receivable decreased $7.7 million, inventory decreased $1.6 million and accounts payable decreased $3.1 million. Net cash provided by operating activities during the first six months of 2016 was $0.5 million compared to $0.1 million during the first six months of 2015.

During the quarter, the Company paid out $0.7 million under its terminated deferred compensation plans. The Company has paid $3.2 million year-to-date under its terminated deferred compensation plans. $1.9 million of these payments were funded by the liquidation of life insurance contracts previously purchased by the Company.

The Company has not provided for Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

Net cash provided by investing activities for the six months ended July 31, 2016 was $8.2 million of which $11.9 million was from the proceeds of several sales discussed below, partially offset by $4.7 million related to the acquisition of BPPC.

In May 2016, the Company completed the sale of its former corporate headquarters, land and building, to a third party at a purchase price of $4.4 million. The sale generated approximately $0.4 million in net cash after expenses and mortgage payoff.

In May 2016, the Company also completed the sale of its Bolingbrook Filtration facility to a third party at a purchase price of $7.1 million. The sale generated approximately $1.9 million in net cash after expenses and mortgage payoff.

Debt totaled $12.3 million at July 31, 2016, a net decrease of $3.2 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 11 Debt". Net cash used in financing activities was $13.8 million for the six months ended July 31, 2016.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2019, the Company can borrow up to $15.0 million, subject to borrowing base availability from secured domestic assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At July 31, 2016, the Company was in compliance with loan covenants. The domestic revolving line balance as of July 31, 2016 and January 31, 2016 was included as a current liability in the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of July 31, 2016, the Company had borrowed $3.8 million at 3.5% and 2.22% and had $7.0 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines of credit are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. The Company's credit arrangement covenants requires a minimum tangible net worth to be maintained. At July 31, 2016, the Company was in compliance with the covenants under the credit arrangements. At July 31, 2016, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At July 31, 2016, the Company's interest rates range from 3.5% to 6.0%. At July 31, 2016, the Company had available borrowing capacity of $29.1 million under these credit arrangements. In addition, $7.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and project completion guarantees. At July 31, 2016, borrowings under these credit arrangements totaled $0.8 million; an additional $20.6 million remained unused. The foreign revolving lines balances as of July 31, 2016 and January 31, 2016 were included as current maturities of long-term debt in the consolidated balance sheets.

The Company believes its current cash and cash flow from operations, together with borrowing capacity under the revolving credit facilities, will be sufficient to fund anticipated operations, working capital and capital spending needs for at least the next 12 months.

On February 1, 2016, the Company executed a promissory note in favor of United Pipeline Systems Limited, an affiliate of Aegion, Inc. for $2.0 million. The promissory note was paid on July 28, 2016. In addition, the Company July 28, 2016 paid off the balance of $2.2 million in previously affiliated debt to Aegion in its Canadian subsidiary which was acquired in the purchase of BPPC.

On July 28, 2016, the Company borrowed $8.0 million CAD (approximately $6.1 million USD at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7% with monthly payments of $31 thousand CAD (approximately $24 thousand USD) for interest; principal payments begin January 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2016 contained in the Company's most recent Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2016. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has previously reported on a material weakness in our internal control over financial reporting in connection with calculations to determine whether the acquisition of certain assets was material to the Company, which resulted in a failure to timely file a current report on Form 8-K, leading management to conclude that disclosure controls and procedures were not effective.

As described below, the Company has adopted and implemented policies and procedures to ensure that management’s review process over estimates and calculations pertaining to the acquisition of assets properly factors in all relevant assumptions and required inputs including inputs from outside advisors as appropriate. These controls have been operating since April 30, 2016 and for the quarter ending July 31, 2016, as the Company has since filed all subsequently required reports with the SEC on a timely basis.

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

As reported in our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2016 described in Item 9A of the Company's January 31, 2016 10-K filed on April 28, 2016, the Company's processes, procedures and controls related to the preparation, review and filing related to management’s period end review over certain calculations and estimates did not operate effectively, which resulted in a failure to timely file a current report on Form 8-K.

As reported in our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2016 described in Item 9A of the Company's January 31, 2016 10-K filed on April 28, 2016, the Company reported a material weakness regarding excess and obsolete inventory reserves. Starting in the quarter ending April 30, 2016, we have implemented certain policies and procedures that now calculates excess and obsolete inventory reserve centrally and qualitative assessments are reviewed by appropriate operations management as well as the Corporate Controller on a quarterly basis. The excess and obsolete inventory reserve methodology is now calculated using the demand, the age of the inventory and specific identification determined based on extended value of excess inventory. We have tested the newly implemented controls and found them to be effective and have concluded that, as of July 31, 2016, this material weakness has been remediated.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: To address the material weakness regarding timely filing of the current report on Form 8-K, the Company has adopted a revised policy to ensure that management’s review process over complex estimates and calculations pertaining to the acquisition of assets properly factors in all relevant assumptions and required inputs including inputs from outside advisors as appropriate. The 8-K/A filing of required disclosures including audited comparative financial statements for the acquired business and a pro-forma statement of the Company, including the acquired assets and liabilities, is expected to be completed by the end of the third quarter to bring the Company current with all required filings.

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

MFRI, INC.

Date:	September 9, 2016	/s/ Bradley E. Mautner
Bradley E. Mautner
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2016	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)