Form 10-Q
period 2016-10-31
MFRI INC
filed 2016-12-13
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016

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

On December 9, 2016, there were 7,568,946 shares of the registrant's common stock outstanding.

MFRI, Inc.
FORM 10-Q
For the fiscal quarter ended October 31, 2016

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales	$25,302	$46,950	$71,230	$92,374
Cost of sales	21,605	32,635	62,561	72,578
Gross profit	3,697	14,315	8,669	19,796

Operating expenses
General and administrative expenses	3,352	5,491	11,815	14,424
Selling expenses	1,382	1,303	4,236	3,951
Total operating expenses	4,734	6,794	16,051	18,375

(Loss) income from operations	(1,037)	7,521	(7,382)	1,421

Income from joint venture	—	408	—	524
Loss on consolidation of joint venture	—	—	(1,620)	—

Interest expense, net	112	127	435	210
(Loss) income from continuing operations before income taxes	(1,149)	7,802	(9,437)	1,735

Income tax expense	2,411	1,344	1,077	897

(Loss) income from continuing operations	(3,560)	6,458	(10,514)	838

(Loss) income from discontinued operations, net of tax	(203)	(344)	906	(1,770)

Net (loss) income	($3,763)	$6,114	($9,608)	($932)

Weighted average common shares outstanding
Basic	7,541	7,290	7,457	7,273
Diluted	7,541	7,367	7,457	7,273

(Loss) earnings per share from continuing operations
Basic	($0.47)	$0.89	($1.41)	$0.12
Diluted	($0.47)	$0.88	($1.41)	$0.12
(Loss) earnings per share from discontinued operations
Basic and diluted	($0.03)	($0.05)	$0.12	($0.24)
(Loss) earnings per share
Basic	($0.50)	$0.84	($1.29)	($0.13)
Diluted	($0.50)	$0.83	($1.29)	($0.13)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net (loss) income	($3,763)	$6,114	($9,608)	($932)

Other comprehensive income
Foreign currency translation adjustments, net of tax	(577)	(148)	457	10
Interest rate swap, net of tax	—	(1)	—	14
Unrealized gain on marketable security, net of tax	9	—	5	—
Minimum pension liability adjustment, net of tax	—	196	—	196
Other comprehensive (loss) income	(568)	47	462	220

Comprehensive (loss) income	($4,331)	$6,161	($9,146)	($712)

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2016	January 31, 2016
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$9,008	$16,631
Restricted cash	946	2,324
Trade accounts receivable, less allowance for doubtful accounts of $134 at October 31, 2016 and $33 at January 31, 2016	30,347	36,090
Inventories, net	14,305	15,625
Assets of discontinued operations	46	14,241
Assets held for sale	—	3,062
Cash surrender value on life insurance policies, net	1,291	3,049
Prepaid expenses and other current assets	3,201	2,397
Costs and estimated earnings in excess of billings on uncompleted contracts	2,260	2,463
Total current assets	61,404	95,882
Property, plant and equipment, net of accumulated depreciation	36,465	25,400
Other assets
Goodwill	2,476	—
Note receivable from joint venture	—	1,905
Investment in joint venture	—	9,112
Other assets	4,912	5,824
Total other assets	7,388	16,841
Total assets	$105,257	$138,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$7,548	$11,026
Accrued compensation and payroll taxes	3,386	4,274
Deferred compensation liability	1,360	6,167
Commissions and management incentives payable	1,520	2,874
Revolving line domestic	4,116	5,237
Current maturities of long-term debt	2,790	8,769
Customers' deposits	3,074	3,690
Outside commissions payable	1,946	1,295
Liabilities of discontinued operations	644	12,836
Liabilities held for sale	—	3,439
Billings in excess of costs and estimated earnings on uncompleted contracts	239	1,176
Other accrued liabilities	2,851	965
Income taxes payable	2,880	2,339
Total current liabilities	32,354	64,087
Long-term liabilities
Long-term debt, less current maturities	7,164	1,493
Deferred compensation liabilities	3,113	3,124
Deferred tax liabilities - long-term	1,674	160
Other long-term liabilities	523	231
Total long-term liabilities	12,474	5,008
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,543 issued and outstanding at October 31, 2016 and 7,306 issued and outstanding at January 31, 2016	76	74
Additional paid-in capital	53,576	53,031
Treasury Stock, 45 shares at October 31, 2016 and at January 31, 2016	(290)	(290)
Retained earnings	10,585	20,193
Accumulated other comprehensive loss	(3,518)	(3,980)
Total stockholders' equity	60,429	69,028
Total liabilities and stockholders' equity	$105,257	$138,123
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2016	$74	$53,031	$20,193	($290)	($3,980)	$69,028

Net loss			($9,608)			(9,608)
Stock options exercised	—	117				117
Restricted shares vested, deferred shares converted and payroll taxes paid with shares	2	244				246
Stock-based compensation expense		184				184
Marketable security unrealized gain/loss					2	2
Foreign currency translation adjustments					448	448
Tax benefit/expense on above items					12	12
Total stockholders' equity at October 31, 2016	$76	$53,576	$10,585	($290)	($3,518)	$60,429

Shares	2016	2015
Balances at beginning of year	7,305,925	7,290,576
Treasury stock purchased	—	(44,566)
Shares issued	236,635	59,915
Balances at period end	7,542,560	7,305,925

See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2016	2015
Operating activities
Net loss	($9,608)	($932)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	4,258	4,425
Loss on consolidation of joint venture	1,620	—
Gain on disposal of subsidiaries	(186)	—
Deferred tax (benefit) expense	(93)	479
Stock-based compensation expense	184	137
Income from joint venture	—	(524)
Cash surrender value on life insurance policies	(136)	(2)
(Gain) loss on disposal of fixed assets	(292)	1
Provision on uncollectible accounts	500	476
Changes in operating assets and liabilities
Accounts receivable	14,860	(17,820)
Inventories	4,709	(5,687)
Costs and estimated earnings in excess of billings on uncompleted contracts	(736)	(589)
Accounts payable	(5,268)	11,206
Accrued compensation and payroll taxes	(9,047)	5,686
Customers' deposits	(1,880)	(1,326)
Income taxes receivable and payable	671	(98)
Prepaid expenses and other current assets	(742)	1,356
Other assets and liabilities	(3,614)	(6,575)
Net cash used in operating activities	(4,800)	(9,787)
Investing activities
Acquisition of interest in subsidiary, net of cash acquired	(4,672)	—
Capital expenditures	(1,544)	(5,971)
Proceeds from surrender of corporate-owned life insurance policies	1,894	—
Receipts on loan from joint venture	—	1,890
Proceeds from sales of property and equipment	13,962	—
Net cash provided by (used in) investing activities	9,640	(4,081)
Financing activities
Proceeds from revolving lines	32,908	79,175
Proceeds from debt	6,048	783
Proceeds from borrowing against life insurance policies	—	1,916
Payments of debt on revolving lines of credit	(39,807)	(63,177)
Payments of other debt	(10,077)	(1,699)
Payments of borrowing against life insurance policies	—	(1,916)
Decrease in drafts payable	(184)	(122)
Payments on capitalized lease obligations	(1,429)	(659)
Payments for repurchase of common stock	—	(290)
Stock options exercised and restricted shares issued	363	(15)
Net cash (used in) provided by financing activities	(12,178)	13,996
Effect of exchange rate changes on cash and cash equivalents	(285)	246
Net (decrease) increase in cash and cash equivalents	(7,623)	374
Cash and cash equivalents - beginning of period	16,631	10,508
Cash and cash equivalents - end of period	$9,008	$10,882
Supplemental cash flow information
Interest paid	$605	$836
Income taxes paid	1,281	849
Fixed assets acquired under capital leases	—	1,215
Funds held in escrow related to the sale of Filtration assets	502	—
See accompanying notes to consolidated financial statements.

MFRI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2016
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of MFRI, Inc. and subsidiaries ("MFRI," "Company," or "Registrant") are unaudited, but include all adjustments which the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2016 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2016 and 2015 are for the nine months ended October 31, 2016 and 2015, respectively.

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

For the three months ended October 31, 2016, one customer accounted for 17.0% of the Company's consolidated net sales, and for the three months ended October 31, 2015, two customers accounted for 25.9% of the Company's consolidated net sales. For the nine months ended October 31, 2016, no customer accounted for 10% of the Company's consolidated net sales, and for the nine months ended October 31, 2015, one customer accounted for 10.3% of the Company's consolidated net sales.

At October 31, 2016, two customers accounted for 25% of accounts receivable. Two customers accounted for 46% of accounts receivable at January 31, 2016.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales
Piping Systems	$25,302	$46,950	$71,230	$92,374
Gross profit
Piping Systems	$3,697	$14,315	$8,669	$19,796
(Loss) income from operations
Piping Systems	$640	$9,721	($1,775)	$7,470
Corporate	($1,677)	($2,200)	(5,607)	(6,049)
Total (loss) income from operations	($1,037)	$7,521	($7,382)	$1,421

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

Total purchase consideration:
Cash	$7,587
Loan payable	2,000
Purchase consideration to third party	9,587

Fair Value of 49% Previously Held Equity Interest	7,492
Total purchase consideration	$17,079

Fair value of net assets acquired:
Cash and cash equivalents	$2,915
Property and equipment	13,124
Goodwill	2,476
Net working capital	406
Other assets (liabilities) net	(1,842)
Net assets acquired	$17,079

The acquisition has preliminarily resulted in approximately $2.5 million of goodwill. The Company incurred legal, professional and other costs related to this acquisition. These one-time costs of $0.2 million were recognized as general and administrative expenses.

In the first quarter, the Company recognized a non-cash loss of $1.6 million, which represents the difference between the pre-existing book value interest in BPPC immediately prior to the acquisition remeasured to its fair value upon the acquisition date.

4.
Discontinued operations. On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois to the Industrial Air division of CLARCOR. On January 29, 2016, the Company also sold its Nordic Air Filtration, Denmark and Nordic Air Filtration, United Arab Emirates ("U.A.E.") businesses to Hengst Holding GmbH. The aggregated sales price of these filtration businesses was $22.0 million, including cash proceeds of $18.4 million, of which $0.5 million is held in escrow, which terminates July 2017.

In May, 2016, the Company completed the sale of its Bolingbrook Filtration manufacturing facility to a third party at a price of $7.1 million. The sale generated approximately $1.9 million in cash after expenses and mortgage payoffs.

In September 2016, the Company completed the sale of its Cicero Filtration facility to a third party at a price of $0.5 million. The sale generated approximately $0.4 million in cash after expenses.

In October 2016, the Company completed the sale of its Virginia Filtration facility to a third party at a price of $1.5 million. The sale generated approximately $1.4 million in cash after expenses.

The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. For discontinued operations, there was $0.6 million of tax expense for the nine months ended October 31, 2016. Results from discontinued operations net of tax for the three and nine months ended October 31, 2016 and 2015 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net sales	$—	$19,366	$10,467	$51,677

(Loss) gain on disposal of discontinued operations	($2,204)	$—	$268	$—
Income (loss) from discontinued operations	$1,876	($245)	1,216	(1,583)
(Loss) income from discontinued operations before income taxes	(328)	(245)	1,484	(1,583)
Income tax (benefit) expense	(125)	99	578	187
(Loss) income from discontinued operations, net of tax	($203)	($344)	$906	($1,770)

Components of assets and liabilities from discontinued operations consist of the following:

	October 31, 2016	January 31, 2016
Current assets
Cash and cash equivalents	$—	$5
Trade accounts receivable, net	42	5,720
Inventories, net	—	2,000
Other assets	4	60
Property, plant and equipment, net of accumulated depreciation	—	6,456
Total assets from discontinued operations	$46	$14,241
Current liabilities
Trade accounts payable, accrued expenses and other	$644	$7,514
Current maturities of long-term debt	—	5,322
Total liabilities from discontinued operations	$644	$12,836

Cash flows from discontinued operations:

	Nine Months Ended October 31,
	2016	2015
Net cash used in discontinued operating activities	($673)	($689)
Net cash provided by (used in) discontinued investing activities	9,606	(1,373)
Net cash (used in) provided by discontinued financing activities	(8,933)	1,553

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

The Company's effective tax rate ("ETR") from continuing operations for the third quarter and year-to-date was a negative 209.8% and 11.4%, respectively compared to 17.2% and 51.7% during the respective prior-year periods. The October 31, 2016 computation of the projected annual tax rate has been significantly impacted by an increase in the projected loss for the year, especially an increase in the loss attributable to the U.A.E., which receives no tax benefit due to a zero tax rate in that country. Other changes in the ETR from the prior year-to-date to the current year-to-date are due to the Canadian acquisition and the allocation of tax expense between continuing operations, other comprehensive income and discontinued operations when applying intraperiod allocation rules.

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

The amount of unrecognized tax benefits, including interest and penalties, at October 31, 2016, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s effective tax rate if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1.5 thousand included in expense for the current quarter.  The amount of accrued interest and penalties at October 31, 2016 associated with unrecognized tax benefits was $48.7 thousand.

The Company files income tax returns in U.S. federal and state jurisdictions. The IRS began an audit of the fiscal year ended January 31, 2015 in August 2016 and it is in process.

6.
Long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Piping Systems has a year-to-date loss. Based on the Company's review there was no impairment of long-lived assets as of October 31, 2016 and January 31, 2016.

Goodwill. Goodwill represents the excess of purchase price over the fair value of the net assets acquired in conjunction with the Company’s acquisition of BPPC. The Company does not amortize goodwill. The Company performs an impairment assessment of goodwill annually, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

7.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.61 million and $2.59 million as of October 31, 2016 and January 31, 2016, respectively. Accumulated amortization was approximately $2.37 million and $2.33 million as of October 31, 2016 and January 31, 2016, respectively. Future amortizations over the next five years ending January 31 will be $11,500 in 2017, $43,150 in 2018, $34,150 in 2019, $31,150 in 2020, $24,800 in 2021, and $98,125 thereafter. Patents are included in other assets in the balance sheet.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Patent amortization expense	$12	$14	$34	$40

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Stock-based compensation (benefit) expense	($83)	$87	($367)	$50
Restricted stock based compensation expense	$151	$79	$819	$337

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

Stock Options. The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

Nine Months Ended October 31,
Fair value assumptions	2016	2015
Expected volatility	40.88% - 54.56%	40.88% - 59.39%
Risk free interest rate	.75% - 1.77%	.74% - 1.77%
Dividend yield	none	none
Expected life	5.0 - 5.1 years	4.9 - 5.1 years

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2016	720	$11.38	5.1	$34
Granted	22	7.33
Exercised	(37)	6.53		37
Expired or forfeited	(131)	10.98
Outstanding end of period	574	11.62	4.7	352

Exercisable end of period	485	$12.05	4.0	$299

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2016	166	$9.51	$—
Granted	22	7.33
Vested	(62)
Expired or forfeited	(37)	9.00
Outstanding end of period	89	$9.31	$53

As of October 31, 2016, there was $0.3 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.1 years.

Restricted stock. The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2016	163	$8.60	$1,040
Granted	241	7.26
Issued	(94)
Forfeited	(2)	6.92
Outstanding end of period	308	$7.91	$2,466

As of October 31, 2016, there was $0.7 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.7 years.

9.    Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	7,541	7,290	7,457	7,273
Dilutive effect of equity compensation plans	—	77	—	—
Weighted average common shares outstanding assuming full dilution	7,541	7,367	7,457	7,273

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	270	753	336	743

Stock options with an exercise price below the average market price	304	—	238	10

10.    Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Interest expense	$164	$247	$556	$615
Interest income	(52)	(120)	(121)	(405)
Interest expense, net	$112	$127	$435	$210

11.    Debt. Debt totaled $14.1 million at October 31, 2016, a net decrease of $1.4 million since January 31, 2016.

Revolving lines North America. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At October 31, 2016, the Company was in compliance with loan covenants. The domestic revolving line balance as of October 31, 2016 and January 31, 2016 was included as a current liability in the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of October 31, 2016, the Company had borrowed 6.4 million at 3.5%, 2.28% and 2.95% and had 6.2 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines of credit are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. The Company's credit arrangement covenants require a minimum tangible net worth to be maintained. At October 31, 2016, the Company was in compliance with the covenants under the credit arrangements. At October 31, 2016, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At October 31, 2016, the Company's interest rates range from 3.5% to 6.0%. At October 31, 2016, the Company had available borrowing capacity of $26.0 million under these credit arrangements. In addition,

$6.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and project completion guarantees. At October 31, 2016, borrowings under these credit arrangements totaled $0.2 million; an additional $19.4 million remained unused. The foreign revolving lines balances as of October 31, 2016 and January 31, 2016 were included as current maturities of long-term debt in the consolidated balance sheets.

On February 1, 2016, the Company executed a promissory note in favor of United Pipeline Systems Limited, an affiliate of Aegion, Inc. for $2.0 million. The promissory note was paid on July 28, 2016. In addition, the Company on July 28, 2016 paid off the balance of $2.2 million in previously affiliated debt to Aegion in its Canadian subsidiary which was acquired in the purchase of BPPC.

On July 28, 2016, the Company borrowed $8.0 million CAD (approximately $6.1 million USD at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7%, with monthly payments of $31 thousand CAD (approximately $24 thousand USD) for interest; and monthly payments of $27 thousand CAD (approximately $20 thousand USD) for principal. Principal payments begin January 2018.

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

The Company held a marketable equity security of approximately $0.1 million at October 31, 2016, which it classified as available-for-sale and recorded in other non-current assets on the Consolidated Balance Sheet. This security is carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.

13.	Other accrued liabilities. In the second quarter, the Company recorded a legal settlement accrual of $0.8 million, which is included in other accrued liabilities.

14.
Recent accounting pronouncements. In October 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning February 1, 2018, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight targeted areas and how they are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact.

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

RESULTS OF OPERATIONS

Consolidated MFRI, Inc.

MFRI, Inc. is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company's website is www.mfri.com. Since the Piping Systems segment includes large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand in reporting periods.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report.

Piping Systems

	Three Months Ended October 31,					Nine Months Ended October 31,
($ in thousands)	2016	%	2015	%	% Increase (decrease)	2016	%	2015	%	% Increase (decrease)
Net sales	$25,302		$46,950		(46)%	$71,230		$92,374		(23)%
Gross profit	3,697	15%	14,315	30%	(74)%	8,669	12%	19,796	21%	(56)%
General and administrative expenses	1,675	7%	3,291	7%	(11)%	6,208	9%	8,375	9%	(26)%
Selling expenses	1,382	5%	1,303	3%	6%	4,236	6%	3,951	4%	7%
Income (loss) from operations	640	3%	9,721	21%	(93)%	(1,775)	(2)%	7,470	8%	(124)%
Loss on consolidation of joint venture	—		—			(1,620)		—

Three months ended October 31, 2016 ("current quarter") vs. Three months ended October 31, 2015 ("prior-year quarter")

Net sales decreased 46% to $25.3 million in the current quarter from $47.0 million in the prior-year quarter. Various economic factors have substantially reduced demand in the markets the Company serves during this fiscal year and each of the factors continued this quarter. Since the Company serves oil and gas customers, the low price of oil has had a significant dampening effect on infrastructure projects in the Gulf of Mexico, Canada and the Middle East. The continued shrinking of domestic federal and state infrastructure spending, combined with the general recession in the Gulf Cooperation Council region, have combined to weaken demand for district heating and cooling projects. In addition, the Saudi Arabian economy is in a significant recession, which has slowed its Vision 2030 infrastructure projects. In October 2016, the Saudi government placed a $17.5 billion bond issue in part to raise the funds necessary to restart these projects.

Gross margin decreased to 15% of net sales in the current quarter from 30% of net sales in the prior-year quarter. Because volume is down so sharply, project bids are increasingly competitive and intake margins are under pressure. Additionally, with lower throughput, the fixed costs of the Company's capital-intensive production processes have an adverse effect on margin.

General and administrative expenses decreased to $1.7 million from $3.3 million due to staffing reductions and lower management incentive compensation expense.

Selling expenses increased to $1.4 million from $1.3 million due to the addition of the Canadian entity now included.

Nine months ended October 31, 2016 ("year-to-date") vs. Nine months ended October 31, 2015 ("prior-year year-to-date")

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

The acquisition has preliminarily resulted in approximately $2.5 million of goodwill. In the first quarter, the Company recorded a one-time non-cash loss of $1.6 million from the consolidation of the joint venture. The

Company incurred legal, professional and other costs related to this acquisition. These one-time costs of $0.2 million were recognized as general and administrative expenses.

For the reasons discussed above in the quarter, net sales decreased 23% to $71.2 million year-to-date from $92.4 million in the prior-year-to-date.

Gross margin decreased to 12% of net sales year-to-date from 21% of net sales in the prior-year-to-date. The resulting lower production levels and absorption of manufacturing costs, as well as unfavorable sales mix resulted in reduced operating profit margins.

General and administrative expenses decreased to $6.2 million from $8.4 million despite a one-time legal settlement of $0.8 million and the addition of the Canadian general and administrative expenses in the period. The decrease was due to staffing reductions and lower management incentive compensation expense and the prior year included a foreign exchange loss of $0.4 million.

Selling expenses increased to $4.2 million from $4.0 million mainly due to the addition of the Canadian activity.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segment. General and administrative expenses decreased to $1.7 million in the current quarter from $2.2 million in the prior-year quarter. This decrease was due to reduced staffing and the elimination of temporary staffing costs.

Net interest expense decreased to $112 thousand in the current quarter from $127 thousand in the prior-year quarter due to lower borrowings, both domestic and foreign.

Year-to-date vs. prior-year year-to-date

General and administrative expenses decreased to $5.6 million year-to-date from $6.0 million in the prior-year-to-date. In the first quarter, the Company had a reduction of its workforce and incurred severance expense of $0.3 million.

Net interest expense increased to $0.4 million year-to-date from $0.2 million in the prior-year period. Interest income decreased in India because of a dividend payment made in January 2016 to support the acquisition of BPPC.

Pretax loss from continuing operations
Current quarter vs. prior-year quarter

Pretax loss from continuing operations was $1.1 million in the current quarter versus $7.8 million of income in the prior-year quarter due to:

•	competitive pricing pressure and weak infrastructure spending in district heating and cooling markets

•	reduced volume in oil and gas operations resulting from low oil prices

Year-to-date vs. prior-year year-to-date
Pretax loss from continuing operations was $9.4 million year-to-date versus $1.7 million of income in the prior-year-to-date. The factors contributing to the year-to-date 2016 results were:

•	competitive pricing pressure and weak infrastructure spending in district heating and cooling markets

•	reduced volume in oil and gas operations resulting from low oil prices

•	a non-cash loss of $1.6 million from the consolidation of the joint venture

•	a one-time $0.8 million lawsuit settlement

•	$0.3 million in severance costs

•	increased professional services associated with the changes in the Company's business structure to concentrate on a single line of business.

INCOME TAXES

The Company's effective tax rate ("ETR") from continuing operations for the quarter and year-to-date was a negative 209.8% and 11.4%, respectively, compared to 17.2% and 51.7% during the respective prior-year periods. The October 31, 2016 computation of the projected annual tax rate has been significantly impacted by an increase in the projected loss for the year, especially an increase in the loss attributable to the U.A.E., which receives no tax benefit due to a zero tax rate in that country. Other changes in the ETR from the prior year-to-date to the current year-to-date are due to the Canadian acquisition and the allocation of tax expense between continuing operations, other comprehensive income and discontinued operations when applying intraperiod allocation rules. The Company remains in a domestic NOL carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

OTHER

For the three months ended October 31, 2016, one customer accounted for 17.0% of the Company's consolidated net sales, and for the three months ended October 31, 2015, two customers accounted for 25.9% of the Company's consolidated net sales. For the nine months ended October 31, 2016, no customer accounted for 10% of the Company's consolidated net sales, and for the nine months ended October 31, 2015, one customer accounted for 10.3% of the Company's consolidated net sales.

At October 31, 2016, two customers accounted for 25% of accounts receivable. Two customers accounted for 46% of accounts receivable at January 31, 2016.

DISCONTINUED OPERATIONS

Prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment.  On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois and its Nordic Air Filtration, Denmark and Nordic Air Filtration, U.A.E. businesses. The Company liquidated the remaining assets of the Filtration bag business in Winchester, Virginia. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $0.6 million of tax expense for the nine months ended October 31, 2016. For further information, see "Notes to Consolidated Financial Statements, Note 4 Discontinued operations".

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of October 31, 2016 were $9.0 million compared to $16.6 million at January 31, 2016. At October 31, 2016, $0.4 million was held in the U.S., and $8.6 million was held at the foreign subsidiaries. The Company's working capital was $29.1 million on October 31, 2016 compared to $31.8 million on January 31, 2016. Of the working capital components, accounts receivable decreased $5.7 million, inventory decreased $1.3 million and accounts payable decreased $3.5 million. Net cash used in operating activities during the first nine months of 2016 was $4.8 million compared to $9.8 million during the first nine months of 2015.

During the quarter, the Company paid out $1.8 million under its terminated deferred compensation plans. The Company has paid $5.0 million year-to-date under its terminated deferred compensation plans. $1.9 million of these payments were funded by the liquidation of life insurance contracts previously purchased by the Company.

The Company has not provided for Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

Net cash provided by investing activities for the nine months ended October 31, 2016 was $9.6 million of which $14.0 million was from the proceeds of several sales discussed below, partially offset by $4.7 million related to the acquisition of BPPC.

In September 2016, the Company completed the sale of its Cicero Filtration facility to a third party at a price of $0.5 million. The sale generated approximately $0.4 million in cash after expenses.

In October 2016, the Company completed the sale of its Virginia Filtration facility to a third party at a price of $1.5 million. The sale generated approximately $1.4 million in cash after expenses.

In May 2016, the Company completed the sale of its former corporate headquarters, land and building, to a third party at a purchase price of $4.4 million. The sale generated approximately $0.4 million in cash after expenses and mortgage payoff.

In May 2016, the Company also completed the sale of its Bolingbrook Filtration facility to a third party at a purchase price of $7.1 million. The sale generated approximately $1.9 million in cash after expenses and mortgage payoff.

Debt totaled $14.1 million at October 31, 2016, a net decrease of $1.4 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 11 Debt". Net cash used in financing activities was $12.2 million for the nine months ended October 31, 2016.

On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. At October 31, 2016, the Company was in compliance with loan covenants. The domestic revolving line balance as of October 31, 2016 and January 31, 2016 was included as a current liability in the consolidated balance sheets.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. As of October 31, 2016, the Company had borrowed 6.4 million at 3.5%, 2.28% and 2.95% and had 6.2 million available to it under the revolving line of credit. In addition, $0.3 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines of credit are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. The Company's credit arrangement covenants requires a minimum tangible net worth to be maintained. At October 31, 2016, the Company was in compliance with the covenants under the credit arrangements. At October 31, 2016, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. At October 31, 2016, the Company's interest rates range from 3.5% to 6.0%. At October 31, 2016, the Company had available borrowing capacity of $26.0 million under these credit arrangements. In addition, $6.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and project completion guarantees. At October 31, 2016, borrowings under these credit arrangements totaled $0.2 million; an additional $19.4 million remained unused. The foreign revolving lines balances as of October 31, 2016 and January 31, 2016 were included as current maturities of long-term debt in the consolidated balance sheets.

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

On July 28, 2016, the Company borrowed $8.0 million CAD (approximately $6.1 million USD at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7%, with monthly payments of $31 thousand CAD (approximately $24 thousand USD) for interest; and monthly payments of $27 thousand CAD (approximately $20 thousand USD) for principal. Principal payments begin January 2018.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2016. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2016. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of October 31, 2016.

Previously Disclosed Delinquent Filing Status

Management has previously reported on a material weakness in our internal control, which resulted in a failure to timely file a current report on Form 8-K, leading management to conclude that disclosure controls and procedures were not effective as of January 31, 2016. During the quarter ending October 31, 2016 the Company cured its delinquent filing status through issuance of a Form 8-K/A containing the audited historical financial statements of its acquiree, Bayou Perma-Pipe Canada Ltd.

PART II OTHER INFORMATION
Item 6.     Exhibits

10.1	Executive Employment Agreement by and between MFRI, Inc. and David Mansfield dated as of October 19, 2016
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

MFRI, INC.

Date:	December 13, 2016	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 13, 2016	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)