Form 10-K
period 2017-01-31
Perma-Pipe International Holdings, Inc.
filed 2017-04-14
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017
Commission File No. 0-18370
Perma-Pipe International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6410 W. Howard Avenue, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)
(847) 966-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 per share	The NASDAQ Stock Market LLC
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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $49,044,548 based on the closing sale price of $7.65 per share as reported on the NASDAQ Global Market on July 31, 2016.
The number of shares of the registrant's common stock outstanding at April 7, 2017 was 7,615,954.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III.

Perma-Pipe International Holdings, Inc.
FORM 10-K
For the fiscal period ended January 31, 2017

PART I

Forward Looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Perma-Pipe International Holdings, Inc.'s filings with the Securities and Exchange Commission ("SEC"). See "Risk Factors" in Item 1A.

Available Information

The Company files with and furnishes to the SEC, reports including annual meeting materials, Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website, www.permapipe.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC. The information on the Company's website is not part of this Annual Report on Form 10-K and is not incorporated into this or any other filings by the Company with the SEC.

Item 1. BUSINESS

As of January 31, 2017, Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", "Company" or "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. In February 2017, the Company announced that the board of directors had authorized Company management to move forward with the re-naming and re-branding of MFRI, Inc. under the Perma-Pipe name now that the Company operates in a single business segment under the Perma-Pipe brand, and the Company believes this decision will better serve its strategy, position it well in the industry and global market,and better reflect the Company’s mission and strategy, and positions it to leverage the strong reputation Perma-Pipe has established since beginning operations. The name change to Perma-Pipe International Holdings, Inc. was effective March 20, 2017. The Company's common stock has been and will continue to be reported under its new ticker symbol “PPIH” since March 21, 2017. Outstanding stock certificates are not affected by the symbol change and will not need to be exchanged. The Company's fiscal year ends on January 31. Years and balances described as 2016 and 2015 are the fiscal years ended January 31, 2017 and 2016, respectively.

On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois to the Industrial Air division of CLARCOR, Inc. On January 29, 2016, the Company also sold its Nordic Air Filtration, Denmark and Nordic Air Filtration, Middle East businesses to Hengst Holding GmbH. The aggregated sales price of these filtration businesses was $22.0 million, including cash proceeds of $18.4 million, of which $0.5 million is held in escrow until July 2017. In 2016, the Company sold the remaining assets of the facilities for $3.7 million in cash after expenses and mortgage payoffs.

In addition to paying down debt, the sale of the filtration business gave the Company the opportunity to focus resources on new Piping Systems growth opportunities such as the recent acquisition of 100% ownership of Perma-Pipe Canada, Ltd. ("PPC"), which the Company believes creates a strong platform to diversify and expand Perma-Pipe Inc.’s ("Perma-Pipe") business into new markets and geographies.

In connection with its strategic repositioning, the Company has reorganized the Company’s corporate staff and reducing expenses to reflect its new strategic focus and structure. Changes to several senior executive positions went into effect in the fourth quarter of 2016, as previously disclosed. The Company believes these changes may yield annualized savings of approximately $1.2 million.

On January 31, 2017, no one customer accounted for more than 10% of the Company's net sales. On January 31, 2016, one customer accounted for 10.3% of the Company's net sales.

Two customers accounted for 33.2% of accounts receivable on January 31, 2017, and two customers accounted for 46.5% of accounts receivable at January 31, 2016. As of April 1, 2017, these customers have paid 35.4% of their receivables outstanding on January 31, 2017.

Perma-Pipe International Holdings, Inc.'s Operating Units

Perma-Pipe, Inc.
Niles, IL
New Iberia, LA
Lebanon, TN
Perma-Pipe Middle East FZC
Fujairah, United Arab Emirates
Perma-Pipe Saudi Arabia, LLC
Dammam, Kingdom of Saudi Arabia
Perma-Pipe Canada, Ltd.
Camrose, Alberta, Canada
Perma-Pipe India Pvt. Ltd
Gandhidham, India

All operating units shown are, directly or indirectly, wholly owned by PPIH. PPC was owned 49% by PPIH and 51% by an unrelated party until February 4, 2016 when PPIH purchased the remaining shares and became the sole owner.

Piping Systems

Products and services. The Company engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Piping Systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed piping systems for district heating and cooling ("DHC"), Municipal Freeze Protection, Oil & Gas, Mining and Industrial applications, (iii) insulation for subsea oil and gas gathering flowlines and equipment, (iv) above and below ground long lines for oil and mineral transportation and (v) anti-corrosion coatings for oil and gas distribution and gathering pipelines.  The leak detection and location systems are sold with some of its piping systems and also on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

Recent developments. In February 2017, the Company announced that a Perma-Pipe subsidiary has formed a consortium with Danish company LOGSTOR, A/S to bid the East Africa Crude Oil Pipeline ("EACOP") project. This consortium joins the leading pre-insulated piping manufacturers in North America and Europe to take advantage of their combined fabrication, engineering and material science expertise.

The EACOP project is a 1450 Km (900 mile) long heavy crude oil pipeline from the Lake Albert Basin in Uganda to the Tanga port in Tanzania being developed by French oil company Total E&P, China National Offshore Oil

Corporation (CNOOC) and London-based Tullow Oil. The pipeline is 24 inches in diameter, and is electrically heat traced. It will be the longest insulated and heat traced pipeline in the world. There can be no assurance that the Company will be successful in its bid for this project, or the terms of any such potential engagement.

Customers. The customer base is industrially and geographically diverse. In the United States of America ("U.S."), the Company employs national and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's Piping Systems. The Company employs a direct sales force as well as an exclusive agent network in Canada, the U.S. and for several countries in the Middle and Far East to market and sell products and services.

Intellectual property. The Company owns several patents covering its piping and electronic leak detection systems. The patents are not material either individually or in the aggregate overall, because the Company believes sales would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, Stereo-Heat®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard®, Multi-Therm®, Ultra-Therm®, Cryo-Gard®, Sleeve-Gard®, Electro-Gard® and Sulphur-Therm®. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm®, Cryo-Gard®, Electro-Gard®, Sleeve-Gard®, Permalert®, Pal-AT®, Perma-Pipe®, Polytherm®, Ric-Wil®, and Xtru-therm®.

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

Competition. Piping Systems is highly competitive, and the Company believes its principal competition consists of between ten and twenty major competitors and more small competitors. The Company believes quality, service, engineering design and support, a comprehensive product line and price are key competitive factors. The Company also believes it has a more comprehensive line for DHC than any competitor. Some competitors have greater financial resources and cost advantages as a result of manufacturing a limited range of products.

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

Filtration Products

Products and services. Prior to January 29, 2016, the Company manufactured and sold a wide variety of filter elements for cartridge collectors and baghouse air filtration and particulate collection systems. The principal types of industrial air filtration and particulate collection systems in use are baghouses, cartridge collectors, electrostatic precipitators, scrubbers and mechanical collectors. This equipment was used to eliminate particulates from the air by passing particulate laden gases through fabric filters (filter bags) or pleated media filter elements, in the case of baghouses or cartridge collectors. The Company manufactured filter elements in standard industry sizes, shapes and filtration media and to custom specifications, maintaining manufacturing standards for more than 10,000 styles of filter elements to suit substantially all industrial applications. Filter elements were manufactured from industrial yarn, fabric and paper purchased in bulk. Most filter elements were produced from cellulose, acrylic, fiberglass, polyester, aramid, laminated membranes, or polypropylene fibers.

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

Customers. The customer base was industrially and geographically diverse. These products and services were used primarily by operators of utility and industrial coal-fired boilers, incinerators and cogeneration plants and by producers of metals, cement, chemicals and other industrial products.

Filtration Products were marketed domestically under the names Midwesco Filter and TDC Filter Manufacturing. The Denmark filtration facility marketed pleated filter elements under the name Nordic Filtration throughout Europe, Asia and the Middle East, primarily to original equipment manufacturers.

Employees

As of January 31, 2017, the Company had 710 employees, of whom 72% worked outside the U.S.

International

The Company's international operations as of January 31, 2017 include subsidiaries in four foreign countries on two continents. The Company's international operations contributed approximately 55.1% of revenue in 2016 and 48.4% of revenue in 2015.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2017:

Name	Offices and positions, if any, held with the Company; age	Executive officer of the Company or its predecessor since
David J. Mansfield	Director, President and Chief Executive Officer; Age 56	2016

Karl J. Schmidt	Vice President and Chief Financial Officer; Age 63	2013

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 60	2013
All of the executive officers serve at the discretion of the Board of Directors.

David J. Mansfield, President and Chief Executive Officer, ("CEO"), since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer, ("CFO"), of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc. a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller and Commercial General manager, Europe, Africa & FSU, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.

Karl J. Schmidt, Appointed Vice President and CFO in January 2013. From 2010 to 2012, Mr. Schmidt served as the CFO of Atkore International (previously Tyco Electrical and Metal Products), a manufacturer of steel pipe and tube products, electrical conduits, cable, and cable management systems. From 2002 to 2009, Mr. Schmidt served as the Executive Vice President and CFO of Sauer-Danfoss, Inc., a global manufacturer of hydraulic, electrical, and electronic components and solutions for off-road vehicles. In this role he had global responsibility for the accounting and finance, treasury, IT and legal functions of the company, which was listed at the New York Stock Exchange.

Wayne Bosch, Appointed Vice President and Chief Human Resources Officer in December 2013. From 2010 to 2012, Mr. Bosch was Vice President of Human Resources at Pactiv, a $4 billion global manufacturer and distributor of food packaging products. Prior to Pactiv, he led the human resource activities at the North American segment of Barilla America, a $6.3 billion global pasta, sauces and bakery manufacturer and was the Chief Human Resources Officer for water filtration leader Culligan International. Mr. Bosch's background spans the entire spectrum of human resources competencies, including mergers and acquisition and business integration, in start-up, turnaround and high-growth businesses. His scope also includes communications, legal, occupational health services, health safety environment, risk management, payroll, facilities and general administrative services.

Item 1A. RISK FACTORS

The Company's business, financial condition, results of operations and cash flows are subject to various risks, including, but not limited to, those set forth below, which could cause actual results to vary materially from recent results or from anticipated future results. These risk factors should be considered together with information included elsewhere in this Annual Report on Form 10-K.

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

Changes in billing terms can increase exposure to working capital and credit risk. The Company sells systems and products under contracts that allow the Company to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product.  The Company attempts to negotiate progress-billing milestones on large contracts to help manage working capital and to reduce the credit risk associated with these large contracts.  Consequently, shifts in the billing terms of the contracts in the backlog from period to period can increase the requirement for working capital and can increase exposure to credit risk.

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

Beginning in the fourth quarter of 2014 and continuing through 2015 and into 2016, crude oil prices have substantially declined and remained depressed relative to historical pricing levels. In addition, natural gas prices began to decline substantially in the second quarter of 2014, and such declines continued during 2015 and into 2016. The above described factors and the volatility of commodity prices make it difficult to predict future crude oil and natural gas prices. As a result, the Company cannot predict how long these lower prices will continue, and there can be no assurance that the prices for crude oil and natural gas will not decline further. Additionally, the decline in oil prices has had budgetary impact on the governments of key Gulf Cooperation Council ("GCC") countries, delaying or canceling major planned infrastructure projects unrelated to oil and gas production. It is impossible to predict when and in what volume these planned projects will be implemented. The GCC is a political and economic alliance of six Middle Eastern countries—Saudi Arabia, Kuwait, the United Arab Emirates ("U.A.E."), Qatar, Bahrain, and Oman. Now that the Company's focus is only on Piping Systems, the Company is more concentrated, and these risk factors could potentially have a greater effect on the Company.

Risks related to international business. International sales represent a significant portion of the Company's total sales. During 2016, the Company's international sales increased from 48.4% to 55.1%. The Company's anticipated growth and profitability may require maintaining current international sales volume and may necessitate further international expansion. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Middle East, the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business.

Financing. If there were an event of default under the Company's current revolving credit facilities, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that cash flow would be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

·	incurring additional debt;

·	entering into transactions with affiliates;

·	making investments or other restricted payments;

·	repurchase of Company's shares;

·	payment of dividends, capital returns, repayment of intercompany obligations and other forms of repatriation; and

·	creating liens.
Expiring credit agreements may not renew at similar capacity or similar terms. Future foreign credit agreements may further limit the ability to repatriate funds from abroad. Repatriation of funds from certain countries may become limited based on regulatory restrictions or economically unfeasible because of the taxation of funds when moved to another subsidiary or to the parent company.

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

Income Taxes. Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates. The Company is a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of earnings for the current fiscal year were earned by foreign subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., the Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. If certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

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

Effective internal control over financial reporting. As a public reporting company, the Company is continually developing, establishing, and maintaining internal controls and procedures. Management is required to report on internal controls over financial reporting under Section 404 Sarbanes-Oxley Act of 2002. If the Company fails to achieve and maintain adequate internal controls, management would not be able to conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404. If material weaknesses are identified in the future, the reported financial results of the Company could be materially misstated or could subsequently require restatement, which would require additional financial and management resources, and the market price of our stock could decline.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2.    PROPERTIES     Principal properties at January 31, 2017:

Illinois	Leased production facilities and office space	31,650 square feet
Louisiana	Owned production facilities and leased land	30,000 square feet on approximately 7 acres
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Owned production facilities, office space and leased land and office space	102,980 square feet on approximately 138 acres
India	Leased production facilities, office space and land	33,700 square feet on approximately 1.2 acres
Kingdom of Saudi Arabia	Owned production facilities on leased land	89,000 square feet on approximately 11 acres
United Arab Emirates	Leased office space and production facilities on leased land	186,400 square feet on approximately 16 acres

The Company has several significant operating lease agreements as follows:

•	Office Space of approximately 31,650 square feet in Niles, IL is leased until October, 2023.

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030.

•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June, 2030.

•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July, 2032.

•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December, 2032.

For further information, see Note 8 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS - The Company had no material pending litigation.

Item 4.    MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's fiscal year ends on January 31. Years and balances described as 2016 and 2015 are the fiscal years ended January 31, 2017 and 2016, respectively.

As of March 21, 2017, the Company's Common Stock is traded on the Nasdaq Global Market under the symbol "PPIH". Previously the Company's Common Stock was traded on the Nasdaq Global Market under the symbol "MFRI".

The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2016 and 2015.

	High	Low
Fiscal 2016
Fourth Quarter	$9.23	$7.65
Third Quarter	8.15	7.42
Second Quarter	7.90	6.70
First Quarter	7.74	6.98
Fiscal 2015
Fourth Quarter	6.88	5.17
Third Quarter	5.68	4.52
Second Quarter	6.40	5.56
First Quarter	6.83	5.60

As of April 1, 2017, there were 69 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. For further information, see "Financing" in Item 7 and Note 7 - Debt, in the Notes to Consolidated Financial Statements.

The Company has not made any sale of unregistered securities during the preceding three years.

The Transfer Agent and Registrar for the Common Shares is Broadridge Corporate Issuer Solutions, Inc., P.O. Box 1342 Brentwood, NY 11717, (877) 830-4936 or (720) 378-5591.

Equity Compensation Plan Information

The following table provides information regarding the number of shares of Common Stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2017.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)
Equity compensation plans approved by stockholders	524,200	$11.55	96,857

(1) The amounts shown in columns (a) and (b) of the above table do not include 290,305 outstanding restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended June 14, 2013 ("Omnibus Plan").

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

CONSOLIDATED RESULTS OF OPERATIONS

	January 31,
($ in thousands)	2017	2016
Backlog	$44,615	$47,937

Perma-Pipe International Holdings, Inc. is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company's website is www.permapipe.com. Since Piping Systems is based on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of market demand in both geographies and reporting periods.

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

Piping Systems

($ in thousands)	2016	2015	% Increase (Decrease)
Net sales	$98,845	$122,696	(19.4)%

Gross profit	11,716	26,741	(56.2)%
Percentage of net sales	12%	22%

General and administrative expenses	8,430	11,211	(24.8)%
Percentage of net sales	8.5%	9.1%

Selling expense	5,721	4,994	14.6%
Percentage of net sales	5.8%	4.1%

(Loss) income from operations	(2,435)	10,537	(123.1)%
Percentage of net sales	(2.5)%	8.6%

Income from joint venture	—	602	(100.0)%
Loss on consolidation of joint venture	(1,620)	—	(100.0)%

2016 Compared to 2015

On December 31, 2015, PPIH entered into a purchase agreement with its joint venture partner Aegion Corporation to acquire the remaining 51% ownership of PPC, a coating and insulation company in Camrose, Alberta, which acquisition closed on February 4, 2016.

The purchase price was $13.1 million CAD ($9.6 million USD) in cash and debt at closing and is subject to certain post-closing adjustments. The accounting for this acquisition has been completed.

The acquisition has resulted in $2.3 million of goodwill. In the first quarter of 2016, the Company recorded a one-time non-cash loss of $1.6 million from the consolidation of the joint venture. The Company incurred legal, professional and other costs related to this acquisition. These one-time costs of $0.2 million were recognized as general and administrative expenses.

Net sales were $98.8 million in 2016, a decrease of 19% from $122.7 million in 2015. Various economic factors substantially reduced demand in the markets the Company serves during this fiscal year. Since the Company serves oil and gas customers, the low price of oil has had a significant dampening effect on new exploration projects in the Gulf of Mexico and Canada. Restrained domestic federal and state infrastructure spending, combined with the oil-price induced recession in the Gulf Cooperation Council region, combined to weaken demand for district heating and cooling projects. Saudi Arabia has slowed down spending and the start-up of new infrastructure projects outlined in its Vision 2030 plan, although the Saudi government appears to be taking steps to raise capital for such projects.

Gross profit decreased 56% to $11.7 million in 2016 from $26.7 million in 2015 due to lower volume. Gross margin decreased to 12% of net sales from 22% of net sales in the prior year. Despite having reduced manufacturing plant expenses in the U.S. and Middle East facilities, the resulting lower production levels led to a reduced absorption of manufacturing plant costs. Underutilization in the industry in the Middle East continued with resulting pressure on project pricing, all contributing to a reduction in gross margins versus the prior year.

General and administrative expenses decreased to $8.4 million in 2016 from $11.2 million in 2015. General and administrative expenses decreased by $3.8 million partially offset by a one-time legal settlement of $0.8 million and the addition of $0.2 million related to the Canadian general and administrative expenses in the period. The decrease was due to staffing reductions in the U.S. and the Middle East as well as lower management incentive compensation expense. General and administrative expenses as a percentage of net sales decreased to 8.5% in 2016 from 9.1% in the prior year.

Selling expenses increased to $5.7 million from $5.0 million in the prior year due to the additional Canadian activity. As a percentage of net sales, selling expenses increased to 5.8% in 2016 from 4.1% in the prior year.

Corporate

Corporate expenses include interest expense and general and administrative expenses that are not allocated to the segment. General and administrative expenses increased 9% to $8.4 million in 2016 from $7.7 million in 2015. As a percentage of sales, expenses increased to 8.5% from 6.2%. Changes in the senior executive positions of the Company went into effect in the fourth quarter with related hiring and separation costs of $1.1 million. The increase was partially offset by lower management incentive compensation expense and lower deferred compensation expense.

Interest expense decreased to $0.7 million in 2016 from $1.0 million in 2015 due to lower borrowings, both domestic and foreign.

Income taxes

The Company's worldwide effective tax rates ("ETR") were 4.7% and 45.7% in 2016 and 2015, respectively. The ETR in 2016 has been significantly impacted by the Company reporting a pre-tax loss for the year, a portion of which was generated by the subsidiary in the U.A.E., which receives no tax benefit due to a zero tax rate in that country and due to the impact of the full valuation allowance maintained against domestic deferred tax assets. Other changes in the ETR from the prior year-to-date to the current year-to-date are due to the Canadian acquisition and the allocation of tax expense between continuing operations, other comprehensive income and discontinued operations when applying intraperiod allocation rules. The Company remains in an net operating loss ("NOL") carryforward position.

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

During the fourth quarter of 2014, the Company concluded that not all of the undistributed earnings of Perma-Pipe India Ltd, will remain permanently reinvested outside the U.S. and are available for use in the U.S. or in entities in other foreign countries.  As such, the Company recorded a deferred tax liability of $0.1 million and $0.2 million for the periods ending January 31, 2017 and 2016, respectively, related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $0.5 million and $2.8 million of undistributed earnings.  The decrease in deferred tax liability relates to a net decrease in the earnings and profits of Perma-Pipe India. Future earnings related to this subsidiary and the Canadian and Denmark subsidiaries are not deemed permanently reinvested.  No U.S. cash tax payments will be made upon distribution of these foreign earnings as long as the Company has sufficient tax attributes in the U.S. to reduce the cash tax consequences of potential repatriation.

A reconciliation of the ETR to the U.S. Statutory tax rate is as follows:

	2016	2015
Statutory tax rate	34.0%	34.0%
Repatriation	(10.3)%	30.2%
Valuation allowance for domestic deferred tax assets	(4.4)%	29.6%
Permanent difference management fee allocation	—%	22.8%
Permanent differences other	(1.6)%	7.9%
Foreign tax credit	9.6%	(28.0)%
Differences in foreign tax rate	(16.4)%	(29.9)%
Domestic deferred tax true ups	—%	(12.7)%
Nontaxable income related to the Canadian joint venture	(4.2)%	(7.5)%
Research tax credit	—%	(2.0)%
Valuation allowance for state NOLs	(0.9)%	3.2%
Valuation allowance for foreign NOLs	0.3%	1.2%
Nondeductible Interest	(1.9)%	—%
State taxes, net of federal benefit	0.8%	(2.1)%
All other, net expense	(0.3)%	(1.0)%
Effective income tax rate	4.7%	45.7%

For further information, see Note 9 - Income taxes, in the Notes to Consolidated Financial Statements.

Net loss from continuing operations was $12.4 million in 2016 compared to net income from continuing operations of $1.6 million in 2015.

Other

On January 31, 2017, no customer accounted for more than 10% of the Company's net sales. On January 31, 2016, one customer accounted for 10.3% of the Company's net sales.

Two customers accounted for 33.2% of accounts receivable on January 31, 2017, and two customers accounted for 46.5% of accounts receivable on January 31, 2016. As of April 1, 2017, these customers have paid 35.4% of their receivables outstanding on January 31, 2017.

Discontinued operations

Prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment.  On January 29, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois and its Nordic Air Filtration subsidiaries in Denmark and the U.A.E. The Company also liquidated the remaining assets of the Filtration bag business in Winchester, Virginia during the year ended January 31, 2017. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $1.0 million of tax expense attributed to Discontinued Operations for the year ended January 31, 2017. For further information, see "Notes to Consolidated Financial Statements, Note 4 Discontinued operations"

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2017 were $7.6 million, compared to $16.6 million on January 31, 2016. On January 31, 2017, $0.2 million was held in the U.S. and $7.4 million was held in the foreign subsidiaries. The Company's working capital was $27.8 million on January 31, 2017 compared to $31.8 million on January 31, 2016. Cash used in operations in 2016 was $4.2 million compared to $2.9 million in 2015.

The Company has paid out $6.4 million in 2016 under its terminated deferred compensation plans. $3.2 million of these payments were funded by the liquidation of life insurance contracts previously purchased by the Company.

Foreign earnings in the Middle East are considered to be indefinitely reinvested outside the U.S. The Company has not provided Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries.

Net cash provided by investing activities in 2016 was $10.2 million, compared to $13.9 million in 2015, as a result of the Filtration divestitures partially offset by $4.7 million related to the acquisition of PPC. The Company estimates that capital expenditures for 2017 could be $3.5 million, and the Company may finance capital expenditures through real estate mortgages, term loans, equipment financing loans, internally generated funds and its revolving line of credit. The majority of such expenditures relates to diversification and expansion of business in the U.S. and Canada.

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

Debt totaled $11.7 million on January 31, 2017. Net cash used in financing activities was $14.9 million in 2016 compared to $3.0 million in 2015. The domestic revolver decreased $1.4 million mainly due to proceeds from the domestic sale of the remaining Filtration business. For additional information, see Note 7 - Debt, in the Notes to Consolidated Financial Statements. Other long-term liabilities of $0.5 million were composed primarily of deferred rent.

The following table summarizes the Company's estimated contractual obligations on January 31, 2017.

($ in thousands)		Year Ending January 31,
Contractual obligations	Total	2018	2019	2020	2021	2022	Thereafter
Revolving line North America (1)	$3,813	$3,813	$—	$—	$—	$—	$—
Mortgages (2)	9,739	471	687	676	664	653	6,588
Revolving line foreign (3)	319	319	—	—	—	—	—
Term loans (2)	85	66	19	—	—	—	—
Subtotal	13,956	4,669	706	676	664	653	6,588
Capitalized lease obligations	295	231	63	1	—	—	—
Operating lease obligations (4)	18,099	2,199	1,705	1,536	1,475	1,477	9,707
Projected pension contributions (5)	3,462	348	345	347	342	347	1,733
Employment agreements (6)	1,085	605	154	—	—	—	326
Contractual obligations of discontinued operations (7)	199	199	—	—	—	—	—
Uncertain tax position obligations (8)	159	—	—	—	—	—	159
Total	$37,255	$8,251	$2,973	$2,560	$2,481	$2,477	$18,513

Notes to contractual obligations table

(1)
Interest obligations exclude floating rate interest on debt payable under the domestic revolving line of credit. Based on the amount of such debt on January 31, 2017, and the weighted average interest rate of 3.83% on that debt, such interest was being incurred at an annual rate of approximately $0.1 million.

(2)	Scheduled maturities, including interest.

(3)	Scheduled maturities of foreign revolver line, including interest.

(4)	Minimum contractual amounts, assuming no changes in variable expenses.

(5)	Includes estimated future benefit payments.

(6)	Refer to the index for a description of compensation and separation plans.
(7) Included payments for other liabilities included in discontinued operations.
(8) Refer to Note 9 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

Revolving line North America. On September 24, 2014, the Company entered into a Credit and Security agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. On January 31, 2017, the Company was in compliance with all covenants under the Credit Agreement. The domestic revolving line balances as of January 31, 2017 and 2016 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On January 31, 2017, the Company had borrowed $3.8 million at 5%, 3.77% and 3.95% and had $5.8 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw-downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants requires a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On January 31, 2017, the Company was in compliance with the covenants under the credit arrangements. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.50% per annum. The Company's interest rates range from 3.5% to 6.0%. On January 31, 2017, the Company can borrow $26.0 million under these credit arrangements. The Company borrowed $0.3 million and had $20.8 million available under these credit arrangements as of January 31, 2017. In addition, $4.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. For further information, see Note 7 - Debt, in the Notes to Consolidated Financial Statements.

The Company believes its current cash and cash flow from operations, together with borrowing capacity under the revolving credit facilities, will be sufficient to fund anticipated operations, working capital and capital spending needs for at least the next 12 months.

On February 1, 2016, the Company executed a promissory note in favor of United Pipeline Systems Limited, an affiliate of Aegion, Inc. for $2.0 million. The promissory note was paid on July 28, 2016. In addition, the Company on July 28, 2016 paid off the balance of $2.2 million in previously affiliated debt to Aegion in its Canadian subsidiary which was acquired in the purchase of PPC.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2017 and 2016 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of January 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2017 to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, PPIH's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Report").

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

Based on its assessment, management has concluded that the Company has maintained effective internal control over financial reporting as of January 31, 2017, based on criteria in the 2013 COSO Report.

Item 9B.    OTHER INFORMATION - None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I Item 1 hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

Item 14.    PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Perma-Pipe International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perma-Pipe International Holdings, Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Chicago, Illinois
April 14, 2017

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended January 31,
(In thousands, except per share data)	2017	2016

Net sales	$98,845	$122,696
Cost of sales	87,129	95,955
Gross profit	11,716	26,741

Operating expenses:
General and administrative expense	16,783	18,869
Selling expense	5,721	4,994
Total operating expenses	22,504	23,863

(Loss) income from operations	(10,788)	2,878

Income from joint venture	—	602
Loss on consolidation of joint venture	(1,620)	—

Interest expense, net	569	470
(Loss) income from continuing operations before income taxes	(12,977)	3,010

Income tax (benefit) expense	(611)	1,375

(Loss) income from continuing operations	(12,366)	1,635

Income (loss) from discontinued operations, net of tax	688	(6,044)

Net loss	($11,678)	($4,409)

Weighted average common shares outstanding
Basic	7,488	7,280
Diluted	7,488	7,371

(Loss) earnings per share from continuing operations
Basic and diluted	($1.65)	$0.22
Earnings (loss) per share from discontinued operations
Basic and diluted	$0.09	($0.83)
Loss per share
Basic and diluted	($1.56)	($0.61)

See accompanying Notes to Consolidated Financial Statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Twelve months ended January 31,
	2017	2016

Net loss	($11,678)	($4,409)

Other comprehensive income (loss)
Currency translation adjustments, net of tax	818	(481)
Minimum pension liability adjustment, net of tax	423	863
Unrealized gain on marketable security, net of tax	15	77
Interest rate swap, net of tax	—	91
Other comprehensive income	1,256	550

Comprehensive loss	($10,422)	($3,859)
See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except per share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$7,603	$16,631
Restricted cash	1,097	2,324
Trade accounts receivable, less allowance for doubtful accounts of $305 on January 31, 2017 and $33 on January 31, 2016	31,271	36,090
Inventories	13,565	15,625
Assets of discontinued operations	25	14,241
Assets held for sale	—	3,062
Cash surrender value on life insurance policies	—	3,049
Prepaid expenses and other current assets	2,172	2,397
Costs and estimated earnings in excess of billings on uncompleted contracts	2,091	2,463
Total current assets	57,824	95,882
Property, plant and equipment, net of accumulated depreciation	36,275	25,400
Other assets
Goodwill	2,279	—
Note receivable from joint venture	—	1,905
Investment in joint venture	—	9,112
Other assets	5,233	5,799
Total other assets	7,512	16,816
Total assets	$101,611	$138,098
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$10,901	$11,026
Commissions and management incentives payable	1,845	2,874
Deferred compensation liability, current	—	6,167
Accrued compensation and payroll taxes	4,236	4,274
Revolving line North America	3,813	5,237
Current maturities of long-term debt	658	8,767
Customers' deposits	2,640	3,690
Liabilities of discontinued operations	199	12,836
Liabilities held for sale	—	3,439
Outside commission liability	1,612	1,295
Other accrued liabilities	2,360	965
Billings in excess of costs and estimated earnings on uncompleted contracts	1,100	1,176
Income tax payable	684	2,339
Total current liabilities	30,048	64,085
Long-term liabilities
Long-term debt, less current maturities	7,258	1,470
Deferred compensation liabilities	2,523	3,124
Deferred tax liabilities - long-term	1,829	160
Other long-term liabilities	540	231
Total long-term liabilities	12,150	4,985
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,596 issued and outstanding January 31, 2017 and 7,306 issued and outstanding January 31, 2016	76	74
Additional paid-in capital	53,716	53,031
Treasury Stock 27 shares on January 31, 2017 and 45 shares on January 31, 2016	(170)	(290)
Retained earnings	8,515	20,193
Accumulated other comprehensive loss	(2,724)	(3,980)
Total stockholders' equity	59,413	69,028
Total liabilities and stockholders' equity	$101,611	$138,098
See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share data)		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity on January 31, 2015	$73	$52,655	$24,602	$0	($4,530)	$72,800

Net loss			(4,409)			(4,409)
Common stock issued under stock plans, net of shares used for tax withholding	1	98				99
Repurchase of common stock				(290)		(290)
Stock-based compensation expense		278				278
Interest rate swap					119	119
Pension liability adjustment					821	821
Marketable security					118	118
Foreign currency translation adjustment					(486)	(486)
Tax expense on above items					(22)	(22)
Total stockholders' equity on January 31, 2016	$74	$53,031	$20,193	($290)	($3,980)	$69,028

Net loss			(11,678)			(11,678)
Common stock issued under stock plans, net of shares used for tax withholding	2	296		120		418
Stock-based compensation expense		389				389
Pension liability adjustment					831	831
Marketable security					24	24
Foreign currency translation adjustment					799	799
Tax expense on above items					(398)	(398)
Total stockholders' equity on January 31, 2017	$76	$53,716	$8,515	($170)	($2,724)	$59,413

Common stock shares	2016	2015
Balance beginning of year	7,305,925	7,290,576
Treasury stock released (purchased)	17,813	(44,566)
Shares issued	271,771	59,915
Balance end of year	7,595,509	7,305,925

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended January 31,
($ in thousands)	2017	2016
Operating activities
Net loss	($11,678)	($4,409)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	5,521	5,929
Loss on consolidation of joint venture	1,620	—
Gain on disposal of discontinued operations	(127)	(8,099)
Impairment expense on discontinued operation	—	6,480
Deferred tax benefit	(33)	(249)
Income from joint venture	—	(602)
Stock-based compensation expense	389	278
Cash surrender value on life insurance policies	(135)	206
Provision on uncollectible accounts	657	(59)
(Gain) loss on disposal of fixed assets	(292)	101
Changes in operating assets and liabilities
Accounts payable	(1,917)	5,819
Accrued compensation and payroll taxes	(9,227)	299
Inventories	5,452	4,027
Customers' deposits	(2,303)	(2,400)
Income taxes receivable and payable	(128)	620
Prepaid expenses and other current assets	(997)	1,914
Accounts receivable	13,698	(2,809)
Costs and estimated earnings in excess of billings on uncompleted contracts	296	(1,268)
Other assets and liabilities	(5,027)	(8,675)
Net cash used in operating activities	(4,231)	(2,897)
Investing activities
Net proceeds from sale of discontinued operations	9,606	16,373
Capital expenditures	(2,257)	(6,457)
Proceeds from surrender of corporate-owned life insurance policies	3,185	—
Acquisition of interest in subsidiary, net of cash acquired	(4,672)	—
Receipts on loan from joint venture	—	1,890
Proceeds from sales of property and equipment	4,356	2,059
Net cash provided by investing activities	10,218	13,865
Financing activities
Proceeds from revolving lines	40,033	105,636
Proceeds from debt	6,059	918
Proceeds from borrowing against life insurance policies	—	1,916
Payments of debt on revolving lines	(49,303)	(105,378)
Payments of other debt	(10,151)	(2,544)
Payments of borrowing against life insurance policies	—	(1,916)
Decrease in drafts payable	(323)	(467)
Payments on capitalized lease obligations	(1,677)	(998)
Release (repurchase) of common stock	120	(290)
Stock options exercised and restricted shares issued	297	98
Net cash used in financing activities	(14,945)	(3,025)
Effect of exchange rate changes on cash and cash equivalents	(70)	(1,212)
Net (decrease) increase in cash and cash equivalents	(9,028)	6,731
Cash and cash equivalents - beginning of period	16,631	9,900
Cash and cash equivalents - end of period	$7,603	$16,631
Supplemental cash flow information
Interest paid	$773	$749
Income taxes paid	1,381	970
Fixed assets acquired under capital leases	8	—
Funds held in escrow related to the sale of Filtration assets	502	1,905
See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2017 and 2016
(Tabular dollars in thousands, except per share data)

Note 1 - Business and segment information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. As of January 31, 2016, PPIH is engaged in the manufacture and sale of products in one distinct segment: Piping Systems. As described below, prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment. In February 2017, the Company announced that the board of directors had authorized Company management to move forward with the re-naming and re-branding of MFRI, Inc. under the Perma-Pipe name now that the Company operates in a single business segment under the Perma-Pipe brand, and the Company believes this decision will better serve its strategy, position it well in the industry and global market, and better reflect the Company’s mission and strategy, and positions it to leverage the strong reputation Perma-Pipe has established since beginning operations. The name change to Perma-Pipe International Holdings, Inc. was effective March 20, 2017. The Company's common stock has been and will continue to be reported under its new ticker symbol “PPIH” since March 21, 2017.

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2016 and 2015 are the fiscal years ended January 31, 2017 and 2016, respectively.

Nature of business. Piping Systems engineers, designs, manufactures and sells specialty piping and leak detection and location systems. This segment's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed piping systems for district heating and cooling, Municipal Freeze Protection, Oil & Gas, Mining and Industrial applications, (iii) insulation for subsea oil and gas gathering flowlines and equipment, (iv) above and below ground long lines for oil and mineral transportation and (v) anti-corrosion coatings for oil and gas distribution and gathering pipelines.  The leak detection and location systems are sold with some of its piping systems and also on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

Segment information was as follows:

	2016	2015
Net sales
Piping Systems	$98,845	$122,696
Gross profit
Piping Systems	$11,716	$26,741
Income (loss) from operations
Piping Systems	$(2,435)	$10,537
Corporate	(8,353)	(7,659)
Total (loss) income from operations	$(10,788)	$2,878

Segment assets
Piping Systems	$98,855	$112,161
Corporate	2,731	10,229
Total segment assets	$101,586	$122,390
Capital expenditures
Piping Systems	$1,925	$4,762
Corporate	332	289
Total capital expenditures	$2,257	$5,051
Depreciation and amortization
Piping Systems	$5,009	$3,735
Corporate	327	469
Total depreciation and amortization	$5,336	$4,204

Geographic information. Net sales are attributed to a geographic area based on the destination of the product shipment. Sales to foreign customers was 57% in 2016 compared to 50% in 2015. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

	2016	2015
Net sales
United States	$42,048	$58,707
Middle East	28,009	60,749
Canada	25,915	2,581
India	2,360	372
Other	513	287
Total net sales	$98,845	$122,696

Property, plant and equipment, net of accumulated depreciation
United States	$11,747	$13,822
Canada	13,276	—
Middle East	10,987	11,211
India	265	367
Total	$36,275	$25,400

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

Consolidation. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. The Company accounted for the former investment in joint venture using the equity method.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $7.6 million and $16.6 million as of January 31, 2017 and 2016, respectively. On January 31, 2017, $0.2 million was held in the U.S. and $7.4 million was held in the foreign subsidiaries. On January 31, 2016, $0.2 million was held in the U.S. and $16.4 million was held in the foreign subsidiaries.

Accounts payable included drafts payable of $21 thousand and $290 thousand as of January 31, 2017 and 2016, respectively.

Restricted cash. Restricted cash held by foreign subsidiaries were $1.1 million and $2.3 million as of January 31, 2017 and 2016, respectively.

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the U.A.E. and Saudi Arabia, letters of credit are obtained for material orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is calculated using a percentage of sales method based upon collection history and an estimate of uncollectible accounts. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due. Accounts receivable adjustments are recorded against the allowance for doubtful accounts.

Concentration of credit risk. The Company maintains its U.S. cash in bank deposit accounts at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash balances are below FDIC limits. The Company has not experienced any losses in such accounts. The Company has a broad customer base doing business in all regions of the U.S. as well as other areas in the world. On January 31, 2017, no customer accounted for more than 10% of the Company's net sales. On January 31, 2016, one customer accounted for 10.3% of the Company's net sales.

Two customers accounted for 33.2% of accounts receivable on January 31, 2017, and two customers accounted for 46.5% of accounts receivable on January 31, 2016. As of April 1, 2017, these customers have paid 35.4% of their receivables outstanding on January 31, 2017.

Accumulated other comprehensive loss. Represents the change in equity from non-owner transactions and consisted of foreign currency translation, minimum pension liability and marketable securities.

	2016	2015
Equity adjustment foreign currency, gross	($1,409)	($2,208)
Minimum pension liability, gross	(1,472)	(2,303)
Marketable security, gross	142	118
Subtotal excluding tax effect	(2,739)	(4,393)
Tax effect of foreign exchange currency	(50)	(69)
Tax effect of minimum pension liability	115	523
Tax effect of marketable security	(50)	(41)
Total other comprehensive loss	($2,724)	($3,980)

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

	2016	2015
Raw materials	$13,648	$15,291
Work in process	1,105	1,168
Finished goods	836	722
Subtotal	15,589	17,181
Less allowance	2,024	1,556
Inventories	$13,565	$15,625

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation and amortization. Depreciation expense was approximately $5.3 million in 2016 and $4.2 million in 2015.

	2016	2015
Land, buildings and improvements	$22,330	$14,758
Machinery and equipment	44,538	41,534
Furniture, office equipment and computer systems	4,704	5,632
Transportation equipment	3,690	40
Subtotal	75,262	61,964
Less accumulated depreciation and amortization	38,987	36,564
Property, plant and equipment, net	$36,275	$25,400

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Piping Systems has a year-to-date loss. Based on the Company's review there was no impairment of long-lived assets as of January 31, 2017 and 2016.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2017, is attributable to the purchase of PPC. The Company does not amortize goodwill.

	January 31, 2016	Acquired	January 31, 2017
Goodwill	$—	$2,279	$2,279

In January 2017, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that simplifies the assessment of goodwill for impairment when the estimated fair value of a reporting unit is less than its carrying value by eliminating the requirement to determine the fair value of goodwill. Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value. The new guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company adopted this new guidance in the fourth quarter of 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill in 2016.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.63 million and $2.59 million as of January 31, 2017 and 2016, respectively. Accumulated amortization was approximately $2.4 million and $2.3 million as of January 31, 2017 and 2016, respectively. Future amortizations over the next five years ending January 31 will be $44,400 in 2017, $35,400 in 2018, $32,400 in 2019, $26,000 in 2020, $17,200 in 2021, and $91,161 thereafter.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.2 million in 2016 and $1.1 million in 2015.

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

Net loss per common share. Earnings per share ("EPS") are computed by dividing net loss by the weighted average number of common shares outstanding (basic). The years 2015 and 2016 had net losses; therefore, the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The year 2016 had a loss from continuing operations. The year 2015 had earnings from continuing operations. The EPS from continuing operations in 2015 are computed by dividing income by the weighted average number of common shares outstanding (basic). The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding	2016	2015
Basic weighted average number of common shares outstanding	7,488	7,280
Dilutive effect of stock options, deferred stock and restricted stock units	—	91
Weighted average number of common shares outstanding assuming full dilution	7,488	7,371

Weighted average number of stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	306	710
Canceled options during the year	(159)	(77)
Stock options with an exercise price below the average stock price	218	10

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

Fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable market rates.

The Company holds a marketable equity security of approximately $0.1 million on January 31, 2017, which it classifies as available-for-sale and recorded in other non-current assets on the Consolidated Balance Sheet. This security is carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.

Reclassifications. Reclassifications were made to prior-year balance sheet to conform to the current-year presentations. The Company reclassified debt issuance costs and the assets and liabilities related to the defined benefit plan that covered Filtration employees from discontinued to continuing operations.

Recent accounting pronouncements. In January 2017, the FASB issued authoritative guidance that simplifies the assessment of goodwill for impairment when the estimated fair value of a reporting unit is less than its carrying value by eliminating the requirement to determine the fair value of goodwill. Under the new guidance, the amount of goodwill impairment will be determined by the amount the carrying value of the reporting unit exceeds its fair value. The new guidance is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company performs its annual goodwill impairment assessment process annually as of January 31, or more frequently if triggering events occur. The Company adopted this new guidance in the fourth quarter of 2016, and it did not have a material impact on the Company's operating results, financial position or cash flows.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning February 1, 2018, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("Topic 606")", with several clarifying updates issued during 2016. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for the Company beginning February 1, 2018, with early adoption permitted. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected the transition method The Company currently expects to adopt the new revenue standards in its first quarter of 2018.

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures and has not concluded on its adoption methodology. Although it is early in the evaluation process, the Company does not expect Topic 606 to have a material impact on the financial statements, though internal processes, record keeping and disclosures may be significantly impacted. As a portion of the Company’s sales are generated from the sale of finished products to customers, these sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely un-affected by the new standard. The remaining sales is not believed to be material because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of the contracts, which is consistent with the current percentage of completion revenue recognition model.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

Note 3 - Acquisition

PPIH entered into a purchase agreement with its joint venture partner Aegion Corporation to acquire the remaining 51% ownership of Perma-Pipe Canada, Ltd. ("PPC"), a coating and insulation company in Camrose, Alberta, which acquisition closed on February 4, 2016. PPIH had owned a 49% interest in PPC since 2009, when the joint venture was formed with Aegion to serve the oil and gas industry in Western Canada.

The purchase price was $13.1 million CAD ($9.6 million USD) in cash and debt at closing and is subject to certain post-closing adjustments. The accounting for this acquisition has been completed. The following table represents the allocation of the total consideration in the acquisition of PPC:

Total purchase consideration:
Cash	$7,587
Loan payable	2,000
Purchase consideration to third party	9,587

Fair value of 49% previously held equity interest	7,492
Total purchase consideration	$17,079

Fair value of net assets acquired:
Cash and cash equivalents	$2,915
Property and equipment	13,124
Goodwill	2,279
Net working capital	406
Other assets (liabilities) net	(1,645)
Net assets acquired	$17,079

The acquisition resulted in $2.3 million of goodwill. Goodwill is not deductible for income tax purposes. The Company incurred legal, professional and other costs related to this acquisition. These one-time costs of $0.2 million were recognized as general and administrative expenses.

In the first quarter of 2016, the Company recognized a non-cash loss of $1.6 million, which represents the difference between the pre-existing book value interest in PPC immediately prior to the acquisition remeasured to its fair value upon the acquisition date.

Note 4 - Discontinued operations

In January, 2016, the Company sold certain assets and liabilities of its TDC Filter business based in Bolingbrook, Illinois to the Industrial Air division of CLARCOR, Inc.. On January 29, 2016, the Company also sold its Nordic Air Filtration, Denmark and Nordic Air Filtration, Middle East businesses to Hengst Holding GmbH. The aggregated sales price of these filtration businesses was $22.0 million, including cash proceeds of $18.4 million, of which $0.5 million is held in escrow until July, 2017.

In May, 2016, the Company completed the sale of its Bolingbrook Filtration manufacturing facility to a third party at a price of $7.1 million. The sale generated approximately $1.9 million in cash after expenses and mortgage payoffs.

In September, 2016, the Company completed the sale of its Cicero Filtration facility to a third party at a price of $0.5 million. The sale generated approximately $0.4 million in cash after expenses.

In October, 2016, the Company completed the sale of its Virginia Filtration facility to a third party at a price of $1.5 million. The sale generated approximately $1.4 million in cash after expenses.

The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was tax expense of $1.0 million and $0.1 million for the years ended January 31, 2017 and 2016, respectively. Income from discontinued operations net of tax was $0.7 million in 2016 and a loss of $6.0 million in 2015.

Impairment. The Company evaluates assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In the fourth quarter of 2015, Filtration Products recorded a $6.5 million impairment expense relating to the Virginia facility.

Results of the discontinued operations were as follows:

	2016	2015
Net sales	$10,467	$64,975

Gain on disposal of discontinued operations	$209	$8,099
Impairment expense on discontinued operations	—	(6,480)
Income (loss) from discontinued operations	1,522	(7,569)
Income (loss) from discontinued operations before income taxes	1,731	(5,950)
Income tax expense	1,043	94
Income (loss) from discontinued operations, net of tax	$688	($6,044)

Components of assets and liabilities from discontinued operations consist of the following:

	January 31,
	2017	2016
Current assets
Cash and cash equivalents	$—	$5
Trade accounts receivable, net	25	5,720
Inventories, net	—	2,000
Other assets	—	60
Property, plant and equipment, net of accumulated depreciation	—	6,456
Total assets from discontinued operations	$25	$14,241

Current liabilities
Trade accounts payable, accrued expenses and other	$199	$7,514
Current maturities of long-term debt	—	5,322
Total liabilities from discontinued operations	199	12,836

Cashflows from discontinued operations:

	January 31,
	2017	2016
Net cash provided by (used in) discontinued operating activities	$1,133	($7,113)
Net cash provided by discontinued investing activities	9,606	17,026
Net cash used in discontinued financing activities	(10,739)	(3,025)

Note 5 - Retention

A retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $2.7 million and $2.8 million were included in the balance of trade accounts receivable as of January 31, 2017 and 2016, respectively. A retention receivable of $3.2 million was included in the balance of other long-term assets as of January 31, 2017 and 2016 due to the long-term nature of the receivables.

Note 6 - Costs and estimated earnings on uncompleted contracts

	2016	2015
Costs incurred on uncompleted contracts	$82,280	$78,843
Estimated earnings	51,546	46,359
Earned revenue	133,826	125,202
Less billings to date	132,835	123,915
Costs in excess of billings, net	$991	$1,287
Balance sheet classification
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,091	$2,463
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,100)	(1,176)
Costs in excess of billings, net	$991	$1,287

Note 7 - Debt

	2016	2015
Revolving line North America	$3,813	$5,237
Mortgage notes	7,463	1,443
Revolving lines foreign	301	8,131
Term loans	80	246
Capitalized lease obligations	283	442
Total debt	11,940	15,499
Unamortized debt issuance costs	(165)	(23)
Less current maturities	4,517	14,006
Total long-term debt	$7,258	$1,470

Current portion of long-term debt	$4,517	$14,006
Unamortized debt issuance costs	(46)	(2)
Total short-term debt	$4,471	$14,004

The following table summarizes the Company's scheduled maturities on January 31:

	Total	2018	2019	2020	2021	2022	Thereafter
Revolving line North America	$3,813	$3,813	$—	$—	$—	$—	$—
Mortgages	7,463	121	355	357	362	367	5,901
Revolving line foreign	301	301	—	—	—	—	—
Term loans	80	62	18	—	—	—	—
Capitalized lease obligations	283	220	62	1	—	—	—
Total	$11,940	$4,517	$435	$358	$362	$367	$5,901

Revolving line North America. On September 24, 2014, the Company entered into a Credit and Security agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, and investments, and require attainment of specific levels of profitability and cash flows. On January 31, 2017, the Company was in compliance with all covenants under the Credit Agreement. The domestic revolving line balances as of January 31, 2017 and 2016 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On January 31, 2017, the Company had borrowed $3.8 million at 5%, 3.77% and 3.95% and had $5.8 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw-downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants requires a minimum tangible net worth to be maintained including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On January 31, 2017, the Company was in compliance with the covenant under the credit arrangement. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. The Company's interest rates range from 3.5% to 6.0% on January 31, 2017. On January 31, 2017, the Company can borrow $26.0 million under these credit arrangements. The Company borrowed $0.3 million and had $20.8 million available under these credit arrangements as of January 31, 2017. In addition, $4.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases.

The Company has a revolving line for 50 million Saudi Riyal (approximately $13.3 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Saudi Arabian bank. The loan has an interest rate of approximately 6% and matures September 2017.

The Company has a revolving line for 15 million Dirhams (approximately $4.2 million U.S. dollars at the prevailing exchange rate on the transaction date) from a bank in the U.A.E. The loan has an interest rate of approximately 6% and matures June 2017.

The Company has a revolving line for 31 million Dirhams (approximately $8.5 million U.S. dollars at the prevailing exchange rate on the transaction date) from a bank in the U.A.E. The loan has an interest rate of approximately 6% and matures November 2017.

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

On June 19, 2012, Perma-Pipe, Inc. borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. The loan bears interest at 4.5% with monthly payments of $13 thousand for both principal and interest and matures July 1, 2027. On June 19, 2022, and on the same day of each year thereafter, the interest rate shall adjust to the prime rate, provided that the applicable interest rate shall not adjust more than 2.0% per annum and shall be subject to a ceiling of 18.0% and a floor of 4.5%.

Term loans. Between March 2015 and September 2015, the Company obtained loans in the aggregate amount of 1.3 million Dirhams (approximately $341 thousand U.S. dollars at the exchange rate prevailing on the transaction dates). The loans bear interest at 5.0% and 6.0% with monthly payments of $17 thousand for both principal and interest and mature between April 1, 2017 and October 31, 2017.

Capital leases. On May 1, 2012, Piping Systems borrowed $0.4 million under an equipment loan secured by equipment. The loan bears interest at 6.5% with monthly payments of $8 thousand for both principal and interest and matures June 2017.

On August 5, 2016, Piping Systems obtained a capital lease for 0.6 million Indian Rupees (approximately $8 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this capital lease is 15.6% per annum with monthly principal and interest payments of $270, and the lease matures in July 5, 2019.

On February 1, 2013, Piping Systems obtained a capital lease for 41,000 CAD (approximately $41 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this capital lease is 4% per annum with monthly principal and interest payments of $1 thousand, and the lease matures in November 30, 2017.

On March 12, 2013, Piping Systems obtained two capital leases for 710,000 CAD (approximately $728 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 4% per annum with monthly principal and interest payments of $12 thousand, and these leases mature on March 11, 2017.

On June 26, 2014, Piping Systems obtained two capital leases for 880,000 CAD (approximately $942 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 3.25% per annum with monthly principal and interest payments of $14 thousand, and these leases mature on June 25, 2018.

On July 1, 2014, Piping Systems obtained a capital lease for 49,000 CAD (approximately $52 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this capital lease is 3.25% per annum with monthly principal and interest payments of $1 thousand, and the lease matures in June 30, 2018.

Note 8 - Lease information

Property under capitalized leases	2016	2015
Machinery and equipment	$1,308	$1,747
Transportation equipment	22	22
Subtotal	1,330	1,769
Less accumulated amortization	646	726
Total	$684	$1,043

The Company has several significant operating lease agreements as follows:

•	Office Space of approximately 31,650 square feet in Niles, IL is leased until October, 2023.

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through 2030.

•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June, 2030.

•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July, 2032.

•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December, 2032.

The Company leases its administrative offices in the U.A.E. from a partnership in which a Company employee is a partner. Total rent paid to the partnership was $0.3 million in 2016 and 2015, respectively. Lease payments are based on prevailing market rates.

On January 31, 2017, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

	Operating Leases	Capital Leases
2017	$2,199	$231
2018	1,705	63
2019	1,536	1
2020	1,475	—
2021	1,477	—
Thereafter	9,707	—
Subtotal	18,099	295
Less Amount representing interest		12
Future minimum lease payments	$18,099	$283

Rental expense for operating leases was $2.1 million and $0.7 million in 2016 and 2015, respectively.

Note 9 - Income taxes

(Loss) income from continuing operations	2016	2015
Domestic	($8,465)	($2,066)
Foreign	(4,512)	5,076
Total	($12,977)	$3,010

Components of income tax (benefit) expense	2016	2015
Current
Federal	($106)	$12
Foreign	837	1,541
State and other	(1,309)	71
Subtotal	(578)	1,624
Deferred
Federal	—	—
Foreign	(33)	(249)
State and other	—	—
Subtotal	(33)	(249)
Total	($611)	$1,375

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

ETR in 2016 has been significantly impacted by the Company reporting a pre-tax loss for the year, a portion of which was generated by the subsidiary in the U.A.E., which receives no tax benefit due to a zero tax rate in that country and due to the impact of the full valuation allowance maintained against domestic deferred tax assets. Other changes in the ETR from the prior year-to-date to the current year-to-date are due to the Canadian acquisition and the allocation of tax expense between continuing operations, other comprehensive income and discontinued operations when applying intraperiod allocation rules. The Company remains in a domestic NOL carryforward position.

The Company has not provided U.S. Federal tax on remaining unremitted earnings of its Middle East subsidiaries.  The Company does not believe that it will be necessary to repatriate earnings from these subsidiaries.  The Company intends and has the ability to reinvest these earnings for the foreseeable future outside the U.S.  If these amounts were distributed to the U.S., in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable, because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

During the fourth quarter of 2014, the Company concluded that not all of the undistributed earnings of Perma-Pipe India Ltd, will remain permanently reinvested outside the U.S. and are available for use in the U.S. or in entities in other foreign countries. As such, the Company recorded a deferred tax liability of $0.1 million and $0.2 million for the periods ending January 31, 2017 and 2016, respectively, related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $0.5 million and $2.8 million of undistributed earnings, respectively. Future earnings related to this subsidiary, and the Canadian and Denmark subsidiaries are not deemed permanently reinvested.  No U.S. cash tax payments will be made upon distribution of these foreign earnings as long as the Company has sufficient tax attributes in the U.S. to reduce the cash tax consequences of potential repatriation.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 34% was as follows:

	2016	2015
Tax (benefit) expense at federal statutory rate	($4,412)	$1,023
Permanent differences management fee allocation	—	619
Domestic valuation allowance	567	804
Permanent differences other	205	214
Valuation allowance for state NOLs	122	88
Differences in foreign tax rate	2,131	(780)
Foreign tax credit	(1,249)	(761)
Domestic deferred tax true ups	—	(346)
Research tax credit	—	(54)
Repatriation	1,338	821
Valuation allowance for foreign NOLs	(36)	32
Nontaxable loss (income) from the Canadian joint venture	551	(205)
Nondeductible interest	242	—
State taxes, net of federal benefit	(103)	(58)
All other, net expense	33	(22)
Total	($611)	$1,375

The Company has a U.S. Federal operating loss carryforward of $28.4 million that will begin to expire in the year ending January 31, 2031. In addition, there are suspended excess tax benefits of $0.3 million.

The deferred tax asset ("DTA") for state NOL carryforwards of $1.9 million relates to amounts that expire at various times from 2017 to 2031.

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

For the year ending January 31, 2017, the Company has determined that there is not a greater than 50% likelihood that all of the domestic DTAs will be realized based on the available evidence. The Company recorded a full valuation allowance against the remaining domestic net DTAs on January 31, 2013 net of uncertain tax positions ("UTP"). The Company continues to have a valuation allowance on its domestic DTAs since domestic losses continue to be generated.

The Company has a deferred tax asset of $4.7 million for U.S. foreign tax credits attributed to repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will expire in January 31, 2022. As of January 31, 2017, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $36.6 million of undistributed earnings of foreign subsidiaries indefinitely reinvested outside of the U.S., mainly in the Middle East.

Components of deferred income tax assets	2016	2015
U.S. Federal NOL carryforward	$9,348	$3,044
Deferred compensation	346	2,382
Research tax credit	2,703	2,057
Foreign NOL carryforward	186	231
Foreign tax credit	4,695	2,861
Stock compensation	804	1,061
Other accruals not yet deducted	514	438
State NOL carryforward	1,877	1,419
Accrued commissions and incentives	765	723
Inventory valuation allowance	110	73
Other	4	116
Deferred tax assets, gross	21,352	14,405
Valuation allowance	(18,437)	(13,333)
Total deferred tax assets, net of valuation allowances	$2,915	$1,072

Components of the deferred income tax liability
Depreciation	($2,778)	($633)
Foreign subsidiaries unremitted earnings	(1,750)	(412)
Prepaid	(69)	(88)
Total deferred tax liabilities	($4,597)	($1,133)

Deferred tax liability, net	($1,682)	($61)

Balance sheet classification
Long-term assets	$147	$99
Long-term liability	(1,829)	(160)
Total deferred tax liabilities, net of valuation allowances	($1,682)	($61)

The following table summarizes UTP activity, excluding the related accrual for interest and penalties:

	2016	2015
Balance at beginning of the year	$1,313	$1,288
Increases in positions taken in a prior period	3	11
Increases in positions taken in a current period	19	14
Decreases due to lapse of statute of limitations	(4)	—
Balance at end of the year	$1,331	$1,313

Included in the total UTP liability on January 31, 2017 were estimated accrued interest of $30 thousand and penalties of $16 thousand and on January 31, 2016, accrued interest was $28 thousand and penalties were $17 thousand. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2017, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2017 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $1.3 million of the amount accrued on January 31, 2017 would impact the ETR, if reversed.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Internal Revenue Service, ("IRS"), began an audit of the fiscal year ended January 31, 2015 in August 2016. Subsequent to year-end, in March 2017, the Company received an informal notice from the IRS that it had concluded the tax audit for the year ended January 31, 2015. No changes were made to the reported tax. Tax years related to January 31, 2014, 2015 and 2016 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years.

The Company's management periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Tax accruals for tax liabilities related to potential changes in judgments and estimates for federal, foreign and state tax issues are included in other long-term liabilities on the consolidated balance sheet.

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

Asset allocation
The plans hold no securities of Perma-Pipe International Holdings, Inc.; 100% of the assets are held for benefits under the plan. The fair value of the major categories of the pension plans' investments are presented below. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Level 1 market value of plan assets	2016	2015
Equity securities	$3,000	$3,062
U.S. bond market	2,188	2,168
Real estate securities	214	—
Subtotal	5,402	5,230
Level 2 significant other observable inputs
Money market fund	$306	$351
Equity securities	520	302
Subtotal	826	653
Total	$6,228	$5,883

On January 31, 2017, plan assets were held 64% in equity, 33% in debt and 3% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of 55% equities (with a range of 40% - 65%), 25% fixed income (with a range of 20% - 35%) and 20% Alternative Investments (with a range of 15% - 25%), diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2016 resulted in $0.7 million actual gain on plan assets as presented below, which increased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, which is the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan	2016	2015
Accumulated benefit obligations
Vested benefits	$6,500	$6,587
Accumulated benefits	$6,500	$7,020

Change in benefit obligation
Benefit obligation - beginning of year	$7,020	$8,129
Interest cost	278	266
Actuarial gain	(493)	(1,115)
Benefits paid	(305)	(260)
Benefit obligation - end of year	$6,500	$7,020

Change in plan assets
Fair value of plan assets - beginning of year	$5,883	$6,168
Actual gain (loss) on plan assets	650	(25)
Benefits paid	(305)	(260)
Fair value of plan assets - end of year	$6,228	$5,883

Unfunded status	$(272)	$(1,137)

Balance sheet classification
Prepaid expenses and other current assets	$348	$326
Other assets	1,201	1,166
Deferred compensation liabilities	(1,821)	(2,629)
Net amount recognized	$(272)	$(1,137)

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$1,472	$2,303
Net amount recognized	$1,472	$2,303

Weighted-average assumptions used to determine net cost and benefit obligations	2016	2015
End of year benefit obligation discount rate	4.00%	4.05%
Service cost discount rate	4.05%	3.35%
Expected return on plan assets	8.00%	8.00%

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

Components of net periodic benefit cost	2016	2015
Interest cost	$278	$266
Expected return on plan assets	(458)	(479)
Recognized actuarial loss	146	210
Net periodic benefit income	($34)	($3)

Amounts recognized in other comprehensive income
Actuarial loss on obligation	$493	$1,115
Actual loss (gain) on plan assets	338	(294)
Total in other comprehensive income	$831	$821
Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets.

Cash flows
Expected employer contributions for the fiscal year ending January 31, 2018	$—
Expected employee contributions for the fiscal year ending January 31, 2018	—
Estimated future benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2018	348
2019	345
2020	347
2021	342
2022	347
2023 - 2027	$1,733

401(k) plan

The domestic employees of the Company participate in the MFRI 401(k) Employee Savings Plan, which is applicable to all employees except employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions of up to 16% of total compensation. The Company matches 50% of each participant's contribution, up to a maximum of 3.5% of each participant's salary.

Contributions to the 401(k) plan were $0.4 million and $0.6 million for the years ended January 31, 2017 and 2016, respectively.

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

			Funded Zone Status	FIP/RP Status Pending/Implemented	Contribution
Plan Name	EIN	Plan #			2016	2015	Surcharge Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	257	233	No	3/31/2019

Note 11 - Stock-based compensation

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	2016	2015
Stock-based compensation (benefit) expense	($540)	$116
Restricted stock based compensation expense	$1,243	$470

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

2.	Expected volatility - an estimate based on the historical volatility of PPIH common stock's weekly closing stock price for the expected life; and

3.	Expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2016	2015
1.	Risk-free interest rate	1.2%	1.7%
2.	Expected volatility	43.2%	43.4%
3.	Expected life in years	5.0	5.0
4.	Dividend yield	—%	—%

The following summarizes the activity related to options outstanding under all plans for the years ended January 31, 2016 and 2017:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2015	764	$11.45	5.7	$0

Granted	51	6.38
Exercised	(18)	6.48		3
Expired or forfeited	(77)	9.93
Outstanding on January 31, 2016	720	11.38	5.1	34

Options exercisable on January 31, 2016	554	$11.94	4.2	30

Granted	22	7.33
Exercised	(59)	6.70		68
Expired or forfeited	(159)	11.98
Outstanding on January 31, 2017	524	11.55	4.5	534

Options exercisable on January 31, 2017	450	$11.92	3.9	$465

The weighted average fair value of options granted, net of options surrendered, during 2016 and 2015 are estimated at $2.85 and $2.54, per share, respectively, on the date of grant.

Unvested options outstanding	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding on January 31, 2016	166	$9.51	$3
Granted	22	7.33
Vested	(72)
Expired or forfeited	(42)	8.98
Outstanding on January 31, 2017	74	$9.31	$69
Based on historical experience the Company expects 85% of these options to vest.

As of January 31, 2017, there was $0.2 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.0 years.

Deferred stock

In June 2016 under the Omnibus Plan described above, the Company granted deferred stock units to each non-employee director at the time of the annual meeting of stockholders equal to the result of dividing $40,000 by the fair market value of the common stock on the date of grant. The stock will be distributed to the directors upon their separation from service.

As of January 31, 2017, there were approximately 60,495 deferred stock units outstanding included in restricted stock activity below.

	2016	2015
Deferred compensation liabilities	$529	$495

Restricted stock

In June 2016 under the Omnibus Plan described above, the Company granted restricted stock to Tier I and Tier II executive officers. The restricted stock vest ratably over three years. Until restricted stock becomes vested and nonforfeitable, it may not be sold, assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise), except by will or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. The Company issues new shares from its treasury stock or authorized but unissued share pool. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended January 31, 2017 and 2016, respectively:

	Restricted shares	Weighted average grant price	Aggregate intrinsic value
Outstanding on January 31, 2015	86	$14.52	$1,242
Granted	108	6.38
Issued	(26)
Forfeited	(5)	6.38
Outstanding on January 31, 2016	163	$6.40	$1,040

Granted	254	7.29
Issued	(91)
Forfeited or used to cover payroll taxes	(36)	7.75
Outstanding on January 31, 2017	290	$8.75	$2,540

As of January 31, 2017, there was $1.2 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.2 years.

Note 12 - Treasury stock / share repurchase program

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

On September 15, 1999, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of PPIH's common stock outstanding at the close of business on September 22, 1999. The stock issued after September 22, 1999 and before the redemption or expiration of the Rights is also entitled to one Right for each such additional share. Each Right entitles the registered holders, under certain circumstances, to purchase from the Company one share of PPIH's common stock at $25, subject to adjustment. At no time will the Rights have any voting power.

The Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company's common stock, or announces a tender offer that, if consummated, would result in 15% or more ownership of the Company's common stock. Separate Rights certificates will not be issued, and the Rights will not be traded separately from the stock until then. Should an acquirer become the beneficial owner of 15% or more of the Company's common stock, Rights holders other than the acquirer would have the right to buy common stock in PPIH, or in the surviving enterprise if PPIH is acquired, having a value of two times the exercise price then in effect. Also, the PPIH Board of Directors may exchange the Rights (other than those of the acquirer, which will have become void), in whole or in part, at an exchange ratio of one share of PPIH common stock (and/or other securities, cash or other assets having equal value) per Right subject to adjustment. The Rights described in this paragraph and the preceding paragraph shall not apply to an acquisition, merger or consolidation approved by the Company's Board of Directors.

The Rights will expire on September 15, 2019, unless exchanged or redeemed prior to that date. The redemption price is $0.01 per Right. PPIH's Board of Directors may redeem the Rights by a majority vote at any time prior to the 20th day following public announcement that a person or group has acquired 15% of PPIH common stock. Under certain circumstances, the decision to redeem requires the concurrence of a majority of the independent directors.

Note 14 - Interest expense, net

	2016	2015
Interest expense	$746	$950
Interest income	(177)	(480)
Interest expense, net	$569	$470

Schedule II
Perma-Pipe International Holdings, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2017 and 2016

	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves (1)	Charged to other accounts (2)	Balance at end of period
Year Ended January 31, 2017
Allowance for possible losses in collection of trade receivables	$33	$246	$1	$27	$305

Year Ended January 31, 2016
Allowance for possible losses in collection of trade receivables	$31	$6	$4	$0	$33

(1) Uncollectible accounts charged off
(2) Primarily related to recoveries from accounts previously charged off and currency translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	April 14, 2017	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer)))
)
	KARL J. SCHMIDT*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	) )	April 14, 2017
)
	DAVID S. BARRIE*	Director and Chairman of the Board of Directors

	DAVID B. BROWN*	Director	)

	BRADLEY E. MAUTNER*	Director	)

	JEROME T. WALKER*	Director	)

	MARK A. ZORKO*	Director	)

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield

EXHIBIT INDEX

The exhibits listed below are filed herewith except the exhibits described below as incorporated by reference. Exhibits not filed herewith are incorporated by reference to such exhibits filed by the Company under the location set forth under the caption “Description and Location” below. The Commission file number for our Exchange Act filings referenced below is 0-18370.

Exhibit No.	Description and Location
3(i)	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3(ii)
Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 20, 2017]

3(iii)	Second Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 4, 2013]
3(iv)	Third Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
4(a)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(b)	Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's [Current Report on Form 8-K filed on September 24, 1999]
4(c)	Amendment to Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
10(a)	2001 Independent Directors Stock Option Plan, [Incorporated by reference to Exhibit (d)(5) to the Company's Schedule TO filed on May 25, 2001] *
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
10(d)
2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on April 19, 2010]*

10(e)	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2013] *
10(f)	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
10(g)
Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated September 24, 2014 [Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q filed on December 9, 2014]

10(h)
First Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated February 5, 2015 [Incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on April 16, 2015]

10(i)
Limited Waiver and Second Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated April 30, 2015 [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed on June 12, 2015]

10(j)
Third Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated January 29, 2016 [Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed on April 28, 2016]

10(k)
Fourth Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated February 29, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2016]

10(l)
Fifth Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated October 25, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2016]

10(m)	Sixth Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated December 30, 2016
10(n)
Asset Purchase Agreement dated as of January 29, 2016 by and among MFRI, Inc., TDC Filter Manufacturing Inc. and BHA Altair, LLC [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 4, 2016]

EXHIBIT INDEX
10(o)
Share Purchase Agreement dated as of January 29, 2016 by and among MFRI, Inc., MFRI Holdings (B.V.I.) Ltd, Midwesco Filter Resources Denmark A/S and Hengst Holding GmbH [Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 4, 2016]

10(p)	Employment agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10(q)	Agreement with Bradley Mautner dated January 31, 2017 [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 3, 2017]*
10(r)	Consulting agreement with Fati Elgendy dated February 1, 2017 [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 3, 2017]*
10(s)	Employment agreement with Karl J. Schmidt dated March 17, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]*
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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