Form 10-Q
period 2017-04-30
Perma-Pipe International Holdings, Inc.
filed 2017-06-13
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 8, 2017, there were 7,621,839 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.
FORM 10-Q
For the fiscal quarter ended April 30, 2017

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2017	2016
Net sales	$23,501	$23,069
Cost of sales	21,716	21,077
Gross profit	1,785	1,992

Operating expenses
General and administrative expenses	4,286	5,093
Selling expenses	1,316	1,404
Total operating expenses	5,602	6,497

Loss from operations	(3,817)	(4,505)

Loss on consolidation of joint venture	—	(1,620)

Interest expense, net	157	226
Loss from continuing operations before income taxes	(3,974)	(6,351)

Income tax benefit	(485)	(257)

Loss from continuing operations	(3,489)	(6,094)

Loss from discontinued operations, net of tax	—	(200)

Net loss	($3,489)	($6,294)

Weighted average common shares outstanding
Basic and diluted	7,610	7,351

Loss per share from continuing operations
Basic and diluted	($0.46)	($0.83)
Loss per share from discontinued operations
Basic and diluted	$—	($0.03)
Loss per share
Basic and diluted	($0.46)	($0.86)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2017	2016
Net loss	($3,489)	($6,294)

Other comprehensive income
Foreign currency translation adjustments, net of tax	132	1,922
Unrealized (loss) gain on marketable security, net of tax	(5)	1
Other comprehensive income	127	1,923

Comprehensive loss	($3,362)	($4,371)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	April 30, 2017	January 31, 2017
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$9,059	$7,603
Restricted cash	1,140	1,098
Trade accounts receivable, less allowance for doubtful accounts of $382 at April 30, 2017 and $305 at January 31, 2017	23,817	31,271
Inventories, net	15,255	13,565
Assets of discontinued operations	—	25
Prepaid expenses and other current assets	3,788	2,171
Costs and estimated earnings in excess of billings on uncompleted contracts	3,496	2,091
Total current assets	56,555	57,824
Property, plant and equipment, net of accumulated depreciation	34,800	36,275
Other assets
Goodwill	2,182	2,279
Other assets	5,548	5,233
Total other assets	7,730	7,512
Total assets	$99,085	$101,611
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$9,977	$10,901
Accrued compensation and payroll taxes	4,202	4,236
Commissions and management incentives payable	1,324	1,845
Revolving line North America	5,753	3,813
Current maturities of long-term debt	496	658
Customers' deposits	2,448	2,640
Outside commissions payable	2,285	1,612
Liabilities of discontinued operations	201	199
Billings in excess of costs and estimated earnings on uncompleted contracts	1,527	1,100
Other accrued liabilities	2,108	2,360
Income taxes payable	839	684
Total current liabilities	31,160	30,048
Long-term liabilities
Long-term debt, less current maturities	6,828	7,258
Deferred compensation liabilities	2,404	2,523
Deferred tax liabilities - long-term	1,759	1,829
Other long-term liabilities	553	540
Total long-term liabilities	11,544	12,150
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,616 issued and outstanding at April 30, 2017 and 7,596 issued and outstanding at January 31, 2017	76	76
Additional paid-in capital	54,033	53,716
Treasury Stock, 25 shares at April 30, 2017 and 27 shares at January 31, 2017	(157)	(170)
Retained earnings	5,026	8,515
Accumulated other comprehensive loss	(2,597)	(2,724)
Total stockholders' equity	56,381	59,413
Total liabilities and stockholders' equity	$99,085	$101,611
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2017	$76	$53,716	($170)	$8,515	($2,724)	$59,413

Net loss				($3,489)		(3,489)
Common stock issued under stock plans, net of shares used for tax withholding	—	114	13			127
Stock-based compensation expense		203				203
Marketable security					(5)	(5)
Foreign currency translation adjustment					127	127
Tax benefit/expense on above items					5	5
Total stockholders' equity at April 30, 2017	$76	$54,033	($157)	$5,026	($2,597)	$56,381

Shares	2017	2016
Balances at beginning of year	7,595,509	7,305,925
Treasury stock released	1,955	17,813
Shares issued	18,750	271,771
Balances at period end	7,616,214	7,595,509

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2017	2016
Operating activities
Net loss	($3,489)	($6,294)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	1,215	1,448
Gain on disposal of subsidiaries	—	(867)
Deferred tax benefit	(290)	(376)
Stock-based compensation expense	203	342
Loss on consolidation of joint venture	—	1,620
Cash surrender value on life insurance policies	—	(129)
Loss on disposal of fixed assets	1	—
Provision on uncollectible accounts	(329)	196
Changes in operating assets and liabilities
Accounts receivable	7,546	12,228
Inventories	(1,775)	3,342
Costs and estimated earnings in excess of billings on uncompleted contracts	(978)	584
Accounts payable	(936)	(4,247)
Accrued compensation and payroll taxes	(584)	(2,536)
Customers' deposits	(191)	(2,057)
Income taxes receivable and payable	(755)	(81)
Prepaid expenses and other current assets	(1,122)	(581)
Other assets and liabilities	472	1,186
Net cash (used in) provided by operating activities	(1,012)	3,778
Investing activities
Acquisition of interest in subsidiary, net of cash acquired	—	(4,672)
Capital expenditures	(267)	(796)
Proceeds from surrender of corporate-owned life insurance policies	—	1,894
Proceeds from sales of property and equipment	1	—
Net cash used in investing activities	(266)	(3,574)
Financing activities
Proceeds from revolving lines	8,612	14,786
Payments of debt on revolving lines of credit	(6,763)	(19,267)
Payments of other debt	(70)	(81)
Increase (decrease) in drafts payable	50	(217)
Payments on capitalized lease obligations	(72)	(1,069)
Release of common stock	13	—
Stock options exercised and restricted shares issued	114	56
Net cash provided by (used in) financing activities	1,884	(5,792)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	892	435
Net increase (decrease) in cash, cash equivalents and restricted cash	1,498	(5,153)
Cash, cash equivalents and restricted cash - beginning of period	8,701	18,955
Cash, cash equivalents and restricted cash - end of period	$10,199	$13,802
Supplemental cash flow information
Interest paid	$177	$289
Income taxes paid	530	197
Funds held in escrow related to the sale of Filtration assets	502	502
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2017
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of Perma-Pipe International Holdings, Inc. and subsidiaries ("PPIH," "Company," or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2017 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2017 and 2016 are for the three months ended April 30, 2017 and 2016, respectively.

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

2.
Business segment reporting. As of January 31, 2016, PPIH is engaged in the manufacture and sale of products in one segment: Piping Systems. As described below, prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment. Piping Systems engineers, designs, manufactures and sells specialty piping, leak detection and location systems. This segment's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. Piping Systems' leak detection and location systems are sold with many of its piping systems and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Prior to January 29, 2016, the Company had a Filtration Products segment. This business is reported as discontinued operations in the consolidated financial statements. For further information, see "Notes to Consolidated Financial Statements Note 3 Discontinued operations".

For the three months ended April 30, 2017, one customer accounted for 11% of the Company's consolidated net sales, and for the three months ended April 30, 2016, one customer accounted for 15.2% of the Company's consolidated net sales.

At April 30, 2017, one customer accounted for 28% of accounts receivable. Two customers accounted for 33% of accounts receivable at January 31, 2017.

	Three Months Ended April 30,
	2017	2016
Net sales
Piping Systems	$23,501	$23,069
Gross profit
Piping Systems	$1,785	$1,992
Loss from operations
Piping Systems	($1,459)	($1,701)
Corporate	($2,358)	($2,804)
Total loss from operations	($3,817)	($4,505)

3.
Discontinued operations. The domestic fabric filter business, which was included in discontinued operations, was operational and selling product as of April 30, 2016. The Filtration business segment is reported as discontinued operations in the consolidated financial statements and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $16 thousand of tax benefit for the three months ended April 30, 2016. Loss from discontinued operations net of tax for the three months ended April 30, 2016 was as follows:

	Three Months Ended April 30,
	2017	2016
Net sales from discontinued operations	$—	$7,191

Gain on disposal of discontinued operations	$—	$867
Loss from discontinued operations	$—	($1,083)
Loss from discontinued operations before income taxes	—	(216)
Income tax benefit	—	(16)
Loss from discontinued operations, net of tax	$—	($200)

Components of assets and liabilities from discontinued operations consist of the following:

	April 30, 2017	January 31, 2017
Current assets
Trade accounts receivable, net	$—	$25
Total assets from discontinued operations	$—	$25
Current liabilities
Trade accounts payable, accrued expenses and other	$201	$199
Total liabilities from discontinued operations	$201	$199

Cash flows from discontinued operations:

	Three Months Ended April 30,
	2017	2016
Net cash provided by (used in) discontinued operating activities	$25	($1,408)
Net cash used in discontinued investing activities	—	(1)
Net cash provided by discontinued financing activities	—	858

4.
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

The Company's effective tax rate ("ETR") from continuing operations was 12% and 4.0% for the three months ended April 30, 2017 and 2016, respectively. The change in the ETR from the prior year to the current year was mainly due to the foreign income activity.

The amount of unrecognized tax benefits, including interest and penalties, at April 30, 2017, recorded in other long-term liabilities was $0.2 million, all of which would impact the Company’s ETR if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1,200 included in expense for the current quarter.  The amount of accrued interest and penalties at April 30, 2017 associated with unrecognized tax benefits was $46,800.

The Company files income tax returns in U.S. federal and state jurisdictions. The Internal Revenue Service, ("IRS") began an audit of the fiscal year ended January 31, 2015 in August 2016. In March 2017, the Company received an informal notice from the IRS that it had concluded the tax audit for the year ended January 31, 2015. No changes were made to the reported tax.

5.
Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Piping Systems has a year-to-date loss, but based on the Company's review, there was no impairment of long-lived assets as of April 30, 2017 or January 31, 2017.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2017 and January 31, 2017 is attributable to the purchase of Perma-Pipe Canada, Ltd.

	January 31, 2017	Foreign exchange change	April 30, 2017
Goodwill	$2,279	($97)	$2,182

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

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill as of April 30, 2017.

6.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.63 million as of April 30, 2017 and January 31, 2017. Accumulated amortization was approximately $2.39 million and $2.38 million as of April 30, 2017 and January 31, 2017, respectively. Full year amortizations for the next five years ending January 31 will be $45,100 in 2018, $36,600 in 2019, $33,700 in 2020, $27,100 in 2021, $17,500 in 2022, with the residual balance of $92,660 to be amortized in future periods thereafter. Patents are included in other assets in the consolidated balance sheets.

	Three Months Ended April 30,
	2017	2016
Patent amortization expense	$11	$11

7.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2017	2016
Stock-based compensation benefit	($6)	($2)
Restricted stock based compensation expense	$192	$390

Stock-based compensation was a benefit due to cancellations. The decrease in the restricted stock based compensation expense relates to grants vested in January 2017.

Stock Options. The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

	Three Months Ended April 30,
Fair value assumptions	2017	2016
Expected volatility	43.2%	43.4%
Risk free interest rate	1.2%	1.7%
Dividend yield	0	0
Expected life	5.0	5.0

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2017	524	$11.55	4.5	$534
Exercised	(19)	6.78		23
Expired or forfeited	(13)	11.54
Outstanding end of period	492	11.73	4.2	308

Exercisable end of period	423	$12.16	3.6	$266

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2017	74	$9.31	$69
Expired or forfeited	(5)	11.81
Outstanding end of period	69	$9.14	$42

As of April 30, 2017, there was $0.2 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 1.8 years.

Restricted stock. The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2017	290	$8.75	$2,540
Granted	5	8.74
Issued	(3)
Forfeited	(2)	6.92
Outstanding end of period	290	$8.03	$2,331

As of April 30, 2017, there was $1.0 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.0 years.

8.	Earnings per share.

	Three Months Ended April 30,
	2017	2016
Basic weighted average common shares outstanding	7,610	7,351
Dilutive effect of equity compensation plans	—	—
Weighted average common shares outstanding assuming full dilution	7,610	7,351

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	229	415

Stock options with an exercise price below the average market price	263	263

9.	Interest expense, net.

	Three Months Ended April 30,
	2017	2016
Interest expense	$165	$253
Interest income	(8)	(27)
Interest expense, net	$157	$226

10.    Debt. Debt totaled $13.1 million at April 30, 2017, a net increase of $1.3 million since January 31, 2017.

Revolving lines North America. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require attainment of specific levels of profitability and cash flows. On April 30, 2017, the Company was in compliance with all covenants under the Credit Agreement. The North American revolving line balances as of April 30, 2017 and January 31, 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On April 30, 2017, the Company had borrowed $5.8 million at 5.25%, 3.99% and 3.95% and had $4.2 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On April 30, 2017, the Company was in compliance with the covenants under the credit arrangements. On April 30, 2017, interest rates were 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. On April 30, 2017, the Company's interest rates ranged from 3.5% to 6.0%, and the Company could borrow $24.6 million under these credit arrangements. On April 30, 2017, $5.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases, and as there were no borrowings under these credit arrangements, an additional $19.1 million remained unused. The foreign revolving lines balances as of January 31, 2017 were included as current maturities of long-term debt in the consolidated balance sheets.

11.
Restricted cash. Restricted cash held by foreign subsidiaries was $1.1 million as of April 30, 2017 and January 31, 2017. Restricted cash held by foreign subsidiaries related to an escrow account from the sale of Nordic Air Filtration and fixed deposits that also serve as security deposits and guarantees.

	Three Months Ended April 30,
	2017	2016
Cash and cash equivalents	$9,059	$12,858
Restricted cash	1,140	944
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$10,199	$13,802

12.    Fair Value. In relation to the acquisition of Perma-Pipe Canada, Ltd. ("PPC"), the Company estimated the fair value of the assets acquired and liabilities assumed at acquisition date. See "Notes to Consolidated Financial Statements Note 13 Acquisition", for a further discussion of this purchase. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value, because the majority of the amounts outstanding accrue interest at variable rates.

The Company held a marketable equity security of approximately $0.1 million at April 30, 2017, which it classified as available-for-sale and recorded in other non-current assets on the consolidated balance sheets. This security is carried at estimated fair value with unrealized gains and losses reflected in Accumulated Other Comprehensive Income and classified as Level 1 in the fair value hierarchy. The assessment for impairment of marketable equity securities as available-for-sale is based on established financial methodologies, including quoted market prices for publicly traded securities. If the Company determines that a loss in the value of the investment is other than temporary, any such losses are recorded in other expense (income), net.

13.
Acquisition. On February 4, 2016 PPIH acquired the remaining 51% ownership of PPC. , a coating and insulation company in Camrose, Alberta that serves the oil and gas industry in Western Canada, The purchase price was $13.1 million CAD ($9.6 million USD) in cash and debt at closing. This transaction was accounted for under the acquisition method of accounting. The following table represents the allocation of the total consideration in the acquisition of PPC:

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

14.
Recent accounting pronouncements. In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning February 1, 2018, with early adoption permitted. The Company is currently assessing the potential impact the guidance will have upon adoption.

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight targeted areas and how they are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017. The Company adopted this new guidance in the first quarter of 2017, and it did not have a material impact on the Company's operating results, financial position or cash flows.

In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the Company beginning in its fiscal year 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this new guidance in the first quarter of 2017, and it did not have a material impact on the Company's operating results, financial position or cash flows.

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

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("Topic 606")", with several clarifying updates issued during 2016. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for the Company beginning February 1, 2018, with early adoption permitted. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected the transition method. The Company currently expects to adopt the new revenue standards in the first quarter of 2018.

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures and has not concluded on its adoption methodology. Although it is early in the evaluation process, the Company does not expect Topic 606 to have a material impact on the financial statements, though internal processes, record keeping and disclosures may be significantly impacted. As a portion of the Company’s sales are generated from the sale of finished products to customers, these sales predominantly contain a single delivery element, and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely un-affected by the new standard. The remaining sales are not believed to be material, because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of the contracts, which is consistent with the current percentage of completion revenue recognition model.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

15.    Reclassifications. Reclassifications were made to the prior-year cashflow to conform to the current-year presentations which was not material to the financial statements.

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

Piping Systems

	Three Months Ended April 30,
($ in thousands)	2017	%	2016	%	% Increase (decrease)
Net sales	$23,501		$23,069		2%
Gross profit	1,785	8%	1,992	9%	(10)%
General and administrative expenses	1,928	8%	2,289	10%	(16)%
Selling expenses	1,316	6%	1,404	6%	(6)%
Loss from operations	(1,459)	(6)%	(1,701)	(7)%	(14)%
Loss on consolidation of joint venture	—		(1,620)		100%

Three months ended April 30, 2017 ("current quarter") vs. Three months ended April 30, 2016 ("prior-year quarter")

Net sales increased 2% to $23.5 million in the current quarter from $23.1 million in the prior-year quarter. Weak demand for insulated pipe used in infrastructure projects in the Middle East negatively impacted the year-over-year revenue comparison. This was more than offset by higher volumes, most prominently in our Canadian operations, of which we acquired full equity ownership a year ago.

Gross margin decreased to 8% of net sales in the current quarter from 9% of net sales in the prior-year quarter. Project bids in markets with weak demand are increasingly competitive with respective pressure on intake margins, which caused the decrease in gross margin. Further reductions in plant expenses helped to mitigate some of the impact.

General and administrative expenses decreased to $1.9 million from $2.3 million. Savings from management changes and retirements were partly offset by $0.4 million in exchange rate losses realized in the first quarter on the payback of intercompany loans extended to a foreign subsidiary.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segment. General and administrative expenses decreased to $2.4 million in the current quarter from $2.8 million in the prior-year quarter. This decrease was due to reduced staffing partially offset by the effects from the reversal of accrued management incentives in the first quarter of the prior year.

Net interest expense decreased to $157 thousand in the current quarter from $226 thousand in the prior-year quarter due to lower borrowings, both domestic and foreign.

Income taxes

The Company's ETR from continuing operations for the current quarter was 12.2% compared to 4.0% during the respective prior-year quarter. The change in the ETR from the prior year to the current year was mainly due to the foreign income activity. The Company remains in a domestic net operating loss carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 4 Income taxes".

Other

For the three months ended April 30, 2017, one customer accounted for 11% of the Company's consolidated net sales, and for the three months ended April 30, 2016, one customer accounted for 15.2% of the Company's consolidated net sales.

At April 30, 2017, one customer accounted for 28% of accounts receivable. Two customers accounted for 33% of accounts receivable at January 31, 2017.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2017 were $9.1 million compared to $7.6 million on January 31, 2017. On April 30, 2017, $0.2 million was held in the U.S., and $8.9 million was held at the foreign subsidiaries. The Company's working capital was $25.4 million on April 30, 2017 compared to $27.8 million on January 31, 2017. Of the working capital components, accounts receivable decreased $7.5 million, inventory increased $1.7 million and accounts payable decreased $0.9 million. Net cash used in operating activities during the first three months of 2017 was $1.0 million compared to $3.8 million provided by operating activities during the first three months of 2016.

Foreign earnings in the Middle East are considered to be indefinitely reinvested outside the U.S. The Company has not provided Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries. The $8.9 million held at the foreign subsidiaries are designated for working capital expansion and other operational investments outside the U.S.

Net cash provided by investing activities for the three months ended April 30, 2017 was $0.3 million.

Debt totaled $13.1 million on April 30, 2017, a net increase of $1.3 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 10 Debt". Net cash used in financing activities was $1.9 million for the three months ended April 30, 2017.

On September 24, 2014, the Company entered into a Credit Agreement. Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require attainment of specific levels of profitability and cash flows. On April 30, 2017, the Company was in compliance with loan covenants under the Credit Agreement. The North American revolving line balances as of April 30, 2017 and January 31, 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On April 30, 2017, the Company had borrowed $5.8 million at 5.25%, 3.99% and 3.95% and had $4.2 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On April 30, 2017, the Company was in compliance with the covenants under the credit arrangements. On April 30, 2017, interest rates were 4.0% per annum below National Bank of

Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. On April 30, 2017, the Company's interest rates ranged from 3.5% to 6.0%, and the Company could borrow $24.6 million under these credit arrangements. On April 30, 2017, $5.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases, and as there were no borrowings under these credit arrangements, an additional $19.1 million remained unused. The foreign revolving lines balances as of January 31, 2017 were included as current maturities of long-term debt in the consolidated balance sheets.

The Company believes its current cash and cash flow from operations, together with borrowing capacity under the revolving credit facilities, will be sufficient to fund anticipated operations, working capital and capital spending needs for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2017 contained in the Company's most recent Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2017 to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, including the principal executive and financial officers, to allow timely decisions regarding required disclosure.

There was no change in internal control over financial reporting during the quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Perma-Pipe International Holdings, Inc.

Date:	June 13, 2017	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2017	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)