Form 10-Q
period 2017-07-31
Perma-Pipe International Holdings, Inc.
filed 2017-09-19
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On September 7, 2017, there were 7,713,407 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2017

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net sales	$26,852	$22,859	$50,353	$45,928
Cost of sales	23,794	19,879	45,510	40,956
Gross profit	3,058	2,980	4,843	4,972

Operating expenses
General and administrative expenses	3,856	3,720	8,142	8,908
Selling expenses	1,307	1,450	2,623	2,854
Total operating expenses	5,163	5,170	10,765	11,762

Loss from operations	(2,105)	(2,190)	(5,922)	(6,790)

Loss on consolidation of joint venture	—	—	—	(1,620)

Interest expense, net	157	97	314	323
Loss from continuing operations before income taxes	(2,262)	(2,287)	(6,236)	(8,733)

Income tax benefit	(564)	(1,077)	(1,049)	(1,334)

Loss from continuing operations	(1,698)	(1,210)	(5,187)	(7,399)

Income from discontinued operations, net of tax	—	1,309	—	1,109

Net (loss) income	($1,698)	$99	($5,187)	($6,290)

Weighted average common shares outstanding
Basic	7,679	7,481	7,645	7,416
Diluted	7,679	7,603	7,645	7,416

Loss per share from continuing operations
Basic and diluted	($0.22)	($0.16)	($0.68)	($1.00)
Earnings per share from discontinued operations
Basic and diluted	$—	$0.17	$—	$0.15
(Loss) earnings per share
Basic and diluted	($0.22)	$0.01	($0.68)	($0.85)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net (loss) income	($1,698)	$99	($5,187)	($6,290)

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	940	(888)	1,072	1,034
Unrealized loss on marketable security, net of tax	(87)	(5)	(92)	(4)
Other comprehensive income (loss)	853	(893)	980	1,030

Comprehensive loss	($845)	($794)	($4,207)	($5,260)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	July 31, 2017	January 31, 2017
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$8,546	$7,603
Restricted cash	893	1,098
Trade accounts receivable, less allowance for doubtful accounts of $155 at July 31, 2017 and $305 at January 31, 2017	26,583	31,271
Inventories, net	16,031	13,565
Assets of discontinued operations	—	25
Prepaid expenses and other current assets	3,434	2,171
Costs and estimated earnings in excess of billings on uncompleted contracts	2,687	2,091
Total current assets	58,174	57,824
Property, plant and equipment, net of accumulated depreciation	35,995	36,275
Other assets
Goodwill	2,388	2,279
Other assets	5,282	5,233
Total other assets	7,670	7,512
Total assets	$101,839	$101,611
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$10,695	$10,901
Accrued compensation and payroll taxes	4,248	4,236
Commissions and management incentives payable	876	1,845
Revolving line North America	7,930	3,813
Current maturities of long-term debt	585	658
Customers' deposits	3,129	2,640
Outside commissions payable	2,380	1,612
Liabilities of discontinued operations	156	199
Billings in excess of costs and estimated earnings on uncompleted contracts	631	1,100
Other accrued liabilities	2,446	2,360
Income taxes payable	330	684
Total current liabilities	33,406	30,048
Long-term liabilities
Long-term debt, less current maturities	7,792	7,258
Deferred compensation liabilities	2,540	2,523
Deferred tax liabilities - long-term	1,893	1,829
Other long-term liabilities	567	540
Total long-term liabilities	12,792	12,150
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,710 issued and outstanding at July 31, 2017 and 7,595 issued and outstanding at January 31, 2017	77	76
Additional paid-in capital	55,622	55,358
Treasury Stock, 27 shares at January 31, 2017	—	(170)
Retained earnings	1,686	6,873
Accumulated other comprehensive loss	(1,744)	(2,724)
Total stockholders' equity	55,641	59,413
Total liabilities and stockholders' equity	$101,839	$101,611
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2017	$76	$55,358	($170)	$6,873	($2,724)	$59,413

Net loss				($5,187)		(5,187)
Common stock issued under stock plans, net of shares used for tax withholding	1	(257)	170			(86)
Stock-based compensation expense		521				521
Marketable security					(142)	(142)
Foreign currency translation adjustment					1,159	1,159
Tax benefit/expense on above items					(37)	(37)
Total stockholders' equity at July 31, 2017	$77	$55,622	$—	$1,686	($1,744)	$55,641

Shares	2017	2016
Balances at beginning of year	7,595,509	7,305,925
Treasury stock released	26,753	17,813
Shares issued	87,545	271,771
Balances at period end	7,709,807	7,595,509

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2017	2016
Operating activities
Net loss	($5,187)	($6,290)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	2,509	2,830
Gain on disposal of subsidiaries	—	(867)
Deferred tax benefit	(260)	(277)
Stock-based compensation expense	521	582
Loss on consolidation of joint venture	—	1,620
Cash surrender value on life insurance policies	—	(132)
Loss (gain) on disposal of fixed assets	2	(2,364)
Provision on uncollectible accounts	(298)	400
Gain from sale of marketable securities	(142)	—
Changes in operating assets and liabilities
Accounts receivable	5,355	16,277
Inventories	(2,317)	5,004
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,065)	(296)
Accounts payable	(713)	(4,889)
Accrued compensation and payroll taxes	(1,019)	(5,884)
Customers' deposits	489	(1,824)
Income taxes receivable and payable	(1,442)	(1,418)
Prepaid expenses and other current assets	(513)	(1,233)
Other assets and liabilities	1,252	(2,140)
Net cash used in operating activities	(2,828)	(901)
Investing activities
Acquisition of interest in subsidiary, net of cash acquired	—	(4,672)
Capital expenditures	(1,526)	(994)
Proceeds from surrender of corporate-owned life insurance policies	—	1,894
Proceeds from sales of marketable securities	142	—
Proceeds from sales of property and equipment	1	11,930
Net cash (used in) provided by investing activities	(1,383)	8,158
Financing activities
Proceeds from revolving lines	16,936	21,113
Proceeds from debt	—	6,147
Payments of debt on revolving lines of credit	(13,237)	(29,835)
Payments of other debt	(120)	(10,044)
Increase (decrease) in drafts payable	285	(248)
Borrowings (payments) on capitalized lease obligations	567	(1,204)
Release of treasury stock	170	—
Stock options exercised and restricted shares issued	(256)	309
Net cash provided by (used in) financing activities	4,345	(13,762)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	604	104
Net increase (decrease) in cash, cash equivalents and restricted cash	738	(6,401)
Cash, cash equivalents and restricted cash - beginning of period	8,701	18,955
Cash, cash equivalents and restricted cash - end of period	$9,439	$12,554
Supplemental cash flow information
Interest paid	$362	$457
Income taxes paid	524	1,142
Fixed assets acquired under capital leases	697	—
Funds held in escrow related to the sale of Filtration assets	250	502
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2017
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of Perma-Pipe International Holdings, Inc. and subsidiaries ("PPIH," "Company," or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2017 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2017 and 2016 are for the six months ended July 31, 2017 and 2016, respectively.

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

For the three months ended July 31, 2017 and 2016, no individual customer accounted for 10% or more of the Company's consolidated net sales. For the six months ended July 31, 2017, no individual customer accounted for 10% or more of the Company's consolidated net sales, and for the six months ended July 31, 2016, one customer accounted for 11% of the Company's consolidated net sales.

At July 31, 2017, one customer accounted for 20% of accounts receivable. Two customers accounted for 33% of accounts receivable at January 31, 2017.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net sales
Piping Systems	$26,852	$22,859	$50,353	$45,928
Gross profit
Piping Systems	$3,058	$2,980	$4,843	$4,972
Loss from operations
Piping Systems	$62	($714)	($1,397)	($2,415)
Corporate	($2,167)	($1,476)	(4,525)	(4,375)
Total loss from operations	($2,105)	($2,190)	($5,922)	($6,790)

3.
Correction of immaterial errors. An error was identified during the preparation and review of the current quarter financial statements, as stock-based compensation cost and additional paid in capital had been reversed for vested equity awards that expired, terminated or were unexercised. The cumulative adjustment for the stock-based compensation cost covering the period from May 1, 2015 to January 31, 2016 was approximately $846 thousand. The adjustments applicable to the fiscal year ending January 31, 2017 were approximately $95 thousand for the three months ending April 30, 2016, $350 thousand for the three months ending July 31, 2016, $138 thousand for the three months ending October 31, 2016, and $213 thousand for the three months ending January 31, 2017.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. The prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

A reconciliation of the effects of the adjustments to the previously reported balance sheet and stockholders' equity at January 31, 2017 follows:

	As Reported	Adjustment	Revised
Additional paid in capital	$53,716	$1,642	$55,358
Retained earnings	8,515	(1,642)	6,873

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the three months ending July 31, 2016 follows:

	As Reported	Adjustment	Revised
General and administrative expense	$3,370	$350	$3,720
Total operating expenses	4,820	350	5,170
Loss from operations	(1,840)	(350)	(2,190)
Loss from continuing operations before income taxes	(1,937)	(350)	(2,287)
Loss from continuing operations	(860)	(350)	(1,210)
Net income	449	(350)	99
Loss per share from continuing operations	(0.11)	(0.05)	(0.16)
Earnings per share	0.06	(0.05)	0.01

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the six months ending July 31, 2016 follows:

	As Reported	Adjustment	Revised
General and administrative expense	$8,463	$445	$8,908
Total operating expenses	11,317	445	11,762
Loss from operations	(6,345)	(445)	(6,790)
Loss from continuing operations before income taxes	(8,288)	(445)	(8,733)
Loss from continuing operations	(6,954)	(445)	(7,399)
Net loss	(5,845)	(445)	(6,290)
Loss per share from continuing operations	(0.94)	(0.06)	(1.00)
Loss per share	(0.79)	(0.06)	(0.85)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the six months ending July 31, 2016 follows:

	As Reported	Adjustment	Revised
Net loss	($5,845)	($445)	($6,290)
Stock-based compensation expense	137	445	582

4.
Discontinued operations. The domestic fabric filter business, which was included in discontinued operations, sold product until operations ceased in the second quarter of 2016. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $719 thousand of tax benefit for the three months ended July 31, 2016 and $703 thousand of tax benefit for the six months ended July 31, 2016. Income (loss) from discontinued operations net of tax for the three and six months ended July 31, 2016 and 2017 was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net sales from discontinued operations	$—	$3,276	$—	$10,467

Gain on disposal of discontinued operations	—	1,605	—	2,472
Income (loss) from discontinued operations	—	423	—	(660)
Income from discontinued operations before income taxes	—	2,028	—	1,812
Income tax expense	—	719	—	703
Income from discontinued operations, net of tax	$—	$1,309	$—	$1,109

Components of assets and liabilities from discontinued operations consist of the following:

	July 31, 2017	January 31, 2017
Current assets
Trade accounts receivable, net	$—	$25
Total assets from discontinued operations	$—	$25
Current liabilities
Trade accounts payable, accrued expenses and other	$156	$199
Total liabilities from discontinued operations	$156	$199

Cash flows from discontinued operations:

	Six Months Ended July 31,
	2017	2016
Net cash used in discontinued operating activities	($18)	($208)
Net cash provided by discontinued investing activities	—	7,574
Net cash used in discontinued financing activities	—	(7,365)

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

The Company's effective tax rate ("ETR") from continuing operations for the second quarter and year-to-date was 24.9% and 16.8%, respectively, compared to 47.1% and 15.3% during the respective prior-year periods. The change in the ETR from the prior year-to-date to the current year-to-date was mainly due to changes in the foreign income and loss activities.

The amount of unrecognized tax benefits, including interest and penalties, at July 31, 2017, recorded in other long-term liabilities was $0.2 million, all of which would impact the Company’s ETR if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1,200 included in expense for the current quarter.  The amount of accrued interest and penalties at July 31, 2017 associated with unrecognized tax benefits was $47,900.

The Company files income tax returns in U.S. federal and state jurisdictions. The Internal Revenue Service ("IRS") began an audit of the fiscal year ended January 31, 2015 in August 2016. In August 2017, the Company received a notice from the IRS that it had concluded the tax audit for the year ended January 31, 2015. No changes were made to the reported tax.

6.
Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Piping Systems has a year-to-date loss, but based on the Company's review, there was no impairment of long-lived assets as of July 31, 2017 or January 31, 2017.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2017 and January 31, 2017 is attributable to the purchase of Perma-Pipe Canada, Ltd. ("PPC")

	January 31, 2017	Foreign exchange change effect	July 31, 2017
Goodwill	$2,279	$109	$2,388

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

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill as of July 31, 2017.

7.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.63 million as of July 31, 2017 and January 31, 2017. Accumulated amortization was approximately $2.40 million and $2.38 million as of July 31, 2017 and January 31, 2017, respectively. Full year amortizations for the next five years ending January 31 will be $44,700 in 2018, $36,600 in 2019, $33,700 in 2020, $27,100 in 2021, and $17,500 in 2022, with the residual balance of $93,900 to be amortized in future periods thereafter. Patents are included in other assets in the consolidated balance sheets.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Patent amortization expense	$11	$11	$22	$22

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Stock-based compensation expense	$65	$68	$59	$161
Restricted stock-based compensation expense	$452	$390	$647	$668

The decrease in the six months restricted stock-based compensation expense relates to grants that vested in January 2017, and the increase in the three months comparison is due to new grants that were made in June 2017.

Stock Options. The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

	Six Months Ended July 31,
Fair value assumptions	2017	2016
Expected volatility	43.2%	43.2%
Risk free interest rate	1.2%	1.2%
Dividend yield	0	0
Expected life	5.0	5.0

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2017	524	$11.55	4.5	$534
Exercised	(24)	6.74		29
Expired or forfeited	(82)	23.49
Outstanding end of period	418	9.49	4.5	274

Exercisable end of period	383	$9.59	4.2	$249

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2017	74	$9.31	$69
Vested	(32)
Expired or forfeited	(7)	11.97
Outstanding end of period	35	$8.42	$25

As of July 31, 2017, there was $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.0 years.

Restricted stock. The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2017	290	$8.75	$2,540
Granted	175	8.02
Issued	(55)
Forfeited	(38)	7.85
Outstanding end of period	372	$7.93	$2,988

As of July 31, 2017, there was $1.9 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.4 years.

9.	Earnings per share.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	7,679	7,481	7,645	7,416
Dilutive effect of equity compensation plans	—	122	—	—
Weighted average common shares outstanding assuming full dilution	7,679	7,603	7,645	7,416

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	163	356	163	378

Stock options with an exercise price below the average market price	255	248	255	226

10.	Interest expense, net.

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Interest expense	$193	$139	$358	$392
Interest income	(36)	(42)	(44)	(69)
Interest expense, net	$157	$97	$314	$323

11.    Debt. Debt totaled $16.3 million at July 31, 2017, a net increase of $4.6 million since January 31, 2017.

Revolving lines North America. On September 24, 2014, the Company entered into the Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. On July 31, 2017, the Company was in compliance with all covenants under the Credit Agreement. The North American revolving line balances as of July 31, 2017 and January 31, 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On July 31, 2017, the Company had borrowed $7.9 million at 5.5% and 4.2% and had $4.8 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On July 31, 2017, the Company was in compliance with the covenants under the credit arrangements. On July 31, 2017, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On July 31, 2017, the Company's interest rates ranged from 5.0% to 6.5%, and the Company could borrow $23.0 million under these credit arrangements. On

July 31, 2017, $7.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. As there were no borrowings under these credit arrangements, an additional $15.5 million remained unused. The foreign revolving lines balances as of January 31, 2017 were included as current maturities of long-term debt in the consolidated balance sheets.

On May 5, 2017, Piping Systems obtained two capital leases for a total of 0.94 million CAD (approximately $0.7 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 7.8% per annum with monthly principal and interest payments of $9 thousand, and these leases mature on April 30, 2021.

12.
Restricted cash. Restricted cash held by foreign subsidiaries was $0.9 million as of July 31, 2017 and January 31, 2017. Restricted cash held by foreign subsidiaries related to an escrow account from the sale of Nordic Air Filtration and fixed deposits that also serve as security deposits and guarantees.

	Six Months Ended July 31,
	2017	2016
Cash and cash equivalents	$8,546	$11,612
Restricted cash	893	942
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$9,439	$12,554

13.
Fair Value. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value, because the majority of the amounts outstanding accrue interest at variable rates.

14.
Acquisition. On February 4, 2016, PPIH acquired the remaining 51% ownership of PPC, a coating and insulation company in Camrose, Alberta that serves the oil and gas industry in Western Canada. The purchase price was $13.1 million CAD ($9.6 million USD) in cash and debt at closing. This transaction was accounted for under the acquisition method of accounting. The following table represents the allocation of the total consideration in the acquisition of PPC:

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

15.
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

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures and has not determined its adoption methodology. The Company has completed staff education and is currently in discovery and analysis phases of reviewing contracts and identifying potential differences that would result from applying the new standard to current contracts. This step is expected to be complete in October 2017. Then the Company will begin to identify and implement changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018. Although it is early in the evaluation process, the Company does not expect Topic 606 to have a material impact on the financial statements, though internal processes, record keeping and disclosures may be significantly impacted. The sales are not believed to be material, because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of the contracts, which is consistent with the current percentage of completion revenue recognition model.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

16.    Reclassifications. Reclassifications were made to the prior-year consolidated statement of cash flows to conform to the current-year presentations and were not material to the financial statements.

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

Piping Systems

	Three Months Ended July 31,					Six Months Ended July 31,
($ in thousands)	2017	%	2016	%	% Increase (decrease)	2017	%	2016	%	% Increase (decrease)
Net sales	$26,852		$22,859		17%	$50,353		$45,928		10%
Gross profit	3,058	11%	2,980	13%	3%	4,843	10%	4,972	11%	(3)%
General and administrative expenses	1,689	6%	2,244	10%	(25)%	3,617	7%	4,533	10%	(20)%
Selling expenses	1,307	5%	1,450	6%	(10)%	2,623	5%	2,854	6%	(8)%
Gain (loss) from operations	62	—%	(714)	(3)%	(109)%	(1,397)	(3)%	(2,415)	(5)%	(42)%
Loss on consolidation of JV	—		—		—%	—		(1,620)		100%

Three months ended July 31, 2017 ("current quarter") vs. Three months ended July 31, 2016 ("prior-year quarter")

Net sales increased 17% to $26.9 million in the current quarter from $22.9 million in the prior-year quarter. Higher revenues resulted from increased business with distributors of coated pipe in Canada and from a pick-up in general project activities in the Middle East.

Gross margin decreased to 11% of net sales in the current quarter from 13% of net sales in the prior-year quarter due to changes in the product mix.

Selling and general and administrative expenses combined decreased by $0.7 million in the current quarter from the prior-year quarter. The prior-year quarter included one-time legal settlement expenses of $0.8 million partially offset by $0.4 million in foreign currency exchange gains.

Six months ended July 31, 2017 ("year-to-date") vs. Six months ended July 31, 2016 ("prior-year year-to-date")

Net sales increased 10% to $50.4 million in the current year-to-date from $45.9 million in the prior-year year-to-date. Higher volumes resulted from increased project demand in the U.S. and from higher coating volumes for distributors in Canada.

Gross margin decreased to 10% of net sales in the current year-to-date from 11% of net sales in the prior-year year-to-date due to changes in the product mix.

Selling and general and administrative expenses combined decreased by $1.2 million to $6.2 million in the current year-to-date from $7.4 million in the prior-year year-to-date. The prior-year year-to-date expenses included one-time legal settlement expenses of $0.8 million and the current year expenses include $0.4 million in exchange rate losses realized on intercompany loans extended to a foreign subsidiary, recorded in general and administrative expenses during the first quarter of 2017. Realigning support and governance activities between Corporate and the Piping Systems resulted in a benefit of $0.4 million in Piping Systems in comparison to prior-year year-to-date, with the offsetting effect in Corporate general and administrative expenses.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segment. General and administrative expenses increased to $2.2 million in the current quarter from $1.5 million in the prior-year quarter. This increase was related to $0.4 million of additional professional service expenses related to Middle East executive management transition and operations in addition to $0.2 million of additional expenses reported in Corporate after realigning support and governance activities between Corporate and the Piping Systems. The prior-year quarter was affected by a gain of $ 0.4 million on the sale of its former corporate headquarters.

Net interest expense increased to $157 thousand in the current quarter from $97 thousand in the prior-year quarter due to higher borrowings, both domestic and foreign.

Year-to-date vs. prior-year year-to-date

General and administrative expenses increased to $4.5 million in the current year-to-date from $4.4 million in the prior-year year-to-date. This increase was related to $0.4 million of additional professional service expenses related to Middle East executive management transition and operations in addition to $0.4 million of additional expenses reported in Corporate after realigning support and governance activities between Corporate and the Piping Systems. In the prior-year year-to-date, the Company reported a net gain of $0.3 million on the sale of its former corporate headquarters and $0.2 million of executive incentive reductions.

Net interest expense decreased to $314 thousand in the current year-to-date from $323 thousand in the prior-year year-to-date due to lower borrowings, both domestic and foreign, in the first quarter of 2017.

Consolidated results
Current quarter vs. prior-year quarter

The pretax loss from continuing operations for the current quarter remained level at $2.3 million due to:

•	increased volume from distributors in Canada;

•	increased sales in the Middle East;

•	the prior-year quarter included a one-time $0.8 million lawsuit settlement; and

•	increased professional services fees.

Year-to-date vs. prior-year year-to-date

The pretax loss from continuing operations was $6.2 million year-to-date versus $8.7 million in the prior-year year-to-date. The contributing factors were:

•	increased volume from distributors in Canada;

•	the prior-year year-to-date included a non-cash loss of $1.6 million from the consolidation of the joint venture;

•	the prior-year year-to-date included a one-time $0.8 million lawsuit settlement; and

•	increased professional services fees.

Income taxes

The Company's ETR from continuing operations for the current quarter and year-to-date was 24.9% and 16.8%, respectively, compared to 47.1% and 15.3% during the respective prior-year periods. The change in the ETR from the prior year to the current year was mainly due to the change in foreign income and loss activities. The Company remains in a domestic net operating loss carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

Other

For the three months ended July 31, 2017 and 2016, no individual customer accounted for 10% or more of the Company's consolidated net sales. For the six months ended July 31, 2017, no individual customer accounted for 10% or more of the Company's consolidated net sales, and for the six months ended July 31, 2016, one customer accounted for 11% of the Company's consolidated net sales.

At July 31, 2017, one customer accounted for 20% of accounts receivable. Two customers accounted for 33% of accounts receivable at January 31, 2017.

Liquidity and capital resources

Cash, cash equivalents and restricted cash as of July 31, 2017 were $9.4 million compared to $8.7 million on January 31, 2017. On July 31, 2017, $0.2 million was held in the U.S., and $9.2 million was held at the foreign subsidiaries. The Company's working capital was $24.8 million on July 31, 2017 compared to $27.8 million on January 31, 2017. Of the working capital components, accounts receivable decreased $4.7 million as a result of collections from higher sales in previous quarters, and inventory increased $2.5 million in preparation for fulfilling an increased backlog of orders. Net cash used in operating activities during the first six months of 2017 was $2.8 million compared to $0.9 million during the first six months of 2016.

Foreign earnings in the Middle East are considered to be indefinitely reinvested outside the U.S. The Company has not provided U.S. Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries. The $9.3 million cash held at the foreign subsidiaries are designated for working capital expansion and other operational investments outside the U.S. Also, some foreign credit arrangement covenants require a minimum tangible net worth to be maintained overseas, including intercompany subordinated debt.

Net cash used in investing activities for the six months ended July 31, 2017 was $1.4 million.

Debt totaled $16.3 million on July 31, 2017, a net increase of $4.6 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 11 Debt". Net cash provided by financing activities was $4.3 million for the six months ended July 31, 2017.

On September 24, 2014, the Company entered into the Credit Agreement. Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the

U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. On July 31, 2017, the Company was in compliance with all covenants under the Credit Agreement. The North American revolving line balances as of July 31, 2017 and January 31, 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On July 31, 2017, the Company had borrowed $7.9 million at 5.5% and 4.2% and had $4.8 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On July 31, 2017, the Company was in compliance with the covenants under the credit arrangements. On July 31, 2017, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On July 31, 2017, the Company's interest rates ranged from 5.0% to 6.5%, and the Company could borrow $23.0 million under these credit arrangements. On July 31, 2017, $7.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. As there were no borrowings under these credit arrangements, an additional $15.5 million remained unused. The foreign revolving lines balances as of January 31, 2017 were included as current maturities of long-term debt in the consolidated balance sheets.

On May 5, 2017, Piping Systems obtained two capital leases for a total of 0.94 million CAD (approximately $0.7 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 7.8% per annum with monthly principal and interest payments of $9 thousand, and these leases mature on April 30, 2021.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of July 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This determination was based on the matters discussed below under Changes in Internal Control over Financial Reporting.

Notwithstanding the material weaknesses described below, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

An error was identified during the preparation and review of the current quarter financial statements related to stock-based compensation cost. The material weakness in internal control over financial reporting resulted from the lack of technical accounting knowledge. Specifically, we did not have adequate controls in place to properly account for stock-based compensation cost, because the stock-based compensation had been reversed for vested equity awards that expired, terminated or were cancelled unexercised. The error was corrected, and the financial statements presented properly reflect these adjustments as an entry to additional paid in capital.

This material weakness did not result in any material adjustments to the Registrant's financial statements, notes thereto, or other disclosures in this Quarterly Report on Form 10-Q.

Other than the material weakness noted above, there was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: To address the material weakness regarding the adjustment for awards that expired unexercised, the Company will do the following:

•	Expand the training of employees in financial technical accounting, reporting and disclosure-related positions;

•
Reinforce the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures;

•
Review the categories that are underlying the calculations related to stock-based compensation, and revise procedures for the calculation and review of effects from vested, forfeited and expired options;

•
Starting with the third quarter of 2017, implement a catalog of key accounting rules that have been applied during the quarter. In the reviews of any major journal entries for non-standard operational accounting matters, this catalog will be used as a checklist to validate that the required accounting treatment is applied and disclosures are made accordingly. Management will evaluate whether the accounting treatment follows the current rules in the catalog and will decide whether outside firm expertise is warranted in such a review; and

•	Management will validate and update the catalog quarterly for any changes resulting from changed or newly pronounced accounting rules.

Management will monitor the remediation progress of this material weakness against the revised procedures that have been implemented.

We anticipate the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to recording stock-based compensation cost and will address the related material weakness that was identified as of July 31, 2017. However, the material weakness cannot be remediated fully until the remediation processes have been in operation for a period of time and successfully tested.

PART II OTHER INFORMATION
Item 6.     Exhibits

10.1	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 19, 2017	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 19, 2017	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)