Form 10-Q
period 2017-10-31
Perma-Pipe International Holdings, Inc.
filed 2017-12-15
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017

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

On December 12, 2017, there were 7,712,217 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.
FORM 10-Q
For the fiscal quarter ended October 31, 2017

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net sales	$27,498	$25,302	$77,851	$71,230
Cost of sales	24,178	21,605	69,688	62,561
Gross profit	3,320	3,697	8,163	8,669

Operating expenses
General and administrative expenses	4,314	3,490	12,456	12,398
Selling expenses	1,297	1,382	3,920	4,236
Total operating expenses	5,611	4,872	16,376	16,634

Loss from operations	(2,291)	(1,175)	(8,213)	(7,965)

Loss on consolidation of joint venture	—	—	—	(1,620)

Interest expense, net	193	112	507	435
Loss from continuing operations before income taxes	(2,484)	(1,287)	(8,720)	(10,020)

Income tax expense (benefit)	808	2,411	(241)	1,077

Loss from continuing operations	(3,292)	(3,698)	(8,479)	(11,097)

(Loss) income from discontinued operations, net of tax	—	(203)	—	906

Net loss	($3,292)	($3,901)	($8,479)	($10,191)

Weighted average common shares outstanding
Basic and diluted	7,714	7,541	7,668	7,457

Loss per share from continuing operations
Basic and diluted	($0.43)	($0.49)	($1.11)	($1.49)
(Loss) earnings per share from discontinued operations
Basic and diluted	$—	($0.03)	$—	$0.12
Loss per share
Basic and diluted	($0.43)	($0.52)	($1.11)	($1.37)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	($3,292)	($3,901)	($8,479)	($10,191)

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(250)	(577)	822	457
Unrealized loss (gain) on marketable security, net of tax	—	9	(92)	5
Other comprehensive (loss) income	(250)	(568)	730	462

Comprehensive loss	($3,542)	($4,469)	($7,749)	($9,729)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2017	January 31, 2017
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$8,373	$7,603
Restricted cash	898	1,098
Trade accounts receivable, less allowance for doubtful accounts of $128 at October 31, 2017 and $305 at January 31, 2017	28,884	31,271
Inventories, net	14,005	13,565
Assets of discontinued operations	—	25
Prepaid expenses and other current assets	3,052	2,171
Costs and estimated earnings in excess of billings on uncompleted contracts	2,422	2,091
Total current assets	57,634	57,824
Property, plant and equipment, net of accumulated depreciation	34,882	36,275
Other assets
Deferred tax assets - long-term	693	147
Goodwill	2,317	2,279
Other assets	5,157	5,086
Total other assets	8,167	7,512
Total assets	$100,683	$101,611
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$9,462	$10,901
Accrued compensation and payroll taxes	3,429	4,236
Commissions and management incentives payable	1,070	1,845
Revolving line North America	9,088	3,813
Current maturities of long-term debt	1,218	658
Customers' deposits	4,206	2,640
Outside commissions payable	1,802	1,612
Liabilities of discontinued operations	138	199
Billings in excess of costs and estimated earnings on uncompleted contracts	1,944	1,100
Other accrued liabilities	2,170	2,360
Income taxes payable	1,152	684
Total current liabilities	35,679	30,048
Long-term liabilities
Long-term debt, less current maturities	7,577	7,258
Deferred compensation liabilities	2,575	2,523
Deferred tax liabilities - long-term	1,864	1,829
Other long-term liabilities	575	540
Total long-term liabilities	12,591	12,150
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,716 issued and outstanding at October 31, 2017 and 7,595 issued and outstanding at January 31, 2017	77	76
Additional paid-in capital	55,936	55,358
Treasury Stock, 27 shares at January 31, 2017	—	(170)
Retained (deficit) earnings	(1,606)	6,873
Accumulated other comprehensive loss	(1,994)	(2,724)
Total stockholders' equity	52,413	59,413
Total liabilities and stockholders' equity	$100,683	$101,611
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

($ in thousands, except share data)		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
Total stockholders' equity at January 31, 2017	$76	$55,358	($170)	$6,873	($2,724)	$59,413

Net loss				($8,479)		(8,479)
Common stock issued under stock plans, net of shares used for tax withholding	1	(217)	170			(46)
Stock-based compensation expense		795				795
Marketable security					(142)	(142)
Foreign currency translation adjustment					782	782
Tax benefit/expense on above items					90	90
Total stockholders' equity at October 31, 2017	$77	$55,936	$—	($1,606)	($1,994)	$52,413

Shares	2017	2016
Balances at beginning of year	7,595,509	7,305,925
Treasury stock released	26,753	17,813
Shares issued	93,395	271,771
Balances at period end	7,715,657	7,595,509

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2017	2016
Operating activities
Net loss	($8,479)	($10,191)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	3,772	4,258
Gain on disposal of subsidiaries	—	(186)
Deferred tax benefit	(544)	(93)
Stock-based compensation expense	795	767
Loss on consolidation of joint venture	—	1,620
Cash surrender value on life insurance policies	—	(136)
Loss (gain) on disposal of fixed assets	8	(292)
Provision on uncollectible accounts	(324)	500
Gain from sale of marketable securities	(142)	—
Changes in operating assets and liabilities
Accounts receivable	2,989	14,860
Inventories	(375)	4,709
Costs and estimated earnings in excess of billings on uncompleted contracts	513	(736)
Accounts payable	(1,627)	(5,268)
Accrued compensation and payroll taxes	(1,633)	(9,047)
Customers' deposits	1,566	(1,880)
Income taxes receivable and payable	(621)	671
Prepaid expenses and other current assets	(196)	(742)
Other assets and liabilities	105	(4,992)
Net cash used in operating activities	(4,193)	(6,178)
Investing activities
Acquisition of interest in subsidiary, net of cash acquired	—	(4,672)
Capital expenditures	(2,082)	(1,544)
Proceeds from surrender of corporate-owned life insurance policies	—	1,894
Proceeds from sales of marketable securities	142	—
Proceeds from sales of property and equipment	1	13,962
Net cash (used in) provided by investing activities	(1,939)	9,640
Financing activities
Proceeds from revolving lines	31,652	32,908
Proceeds from debt	—	6,048
Payments of debt on revolving lines of credit	(26,055)	(39,807)
Payments of other debt	(161)	(10,077)
Decrease in drafts payable	(4)	(184)
Borrowings (payments) on capitalized lease obligations	632	(1,429)
Release of treasury stock	170	—
Stock options exercised and restricted shares issued	(216)	363
Net cash provided by (used in) financing activities	6,018	(12,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	684	(285)
Net increase (decrease) in cash, cash equivalents and restricted cash	570	(9,001)
Cash, cash equivalents and restricted cash - beginning of period	8,701	18,955
Cash, cash equivalents and restricted cash - end of period	$9,271	$9,954
Supplemental cash flow information
Interest paid	$584	$605
Income taxes paid	786	1,281
Fixed assets acquired under capital leases	841	—
Funds held in escrow related to the sale of Filtration assets	250	502
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2017
(Tabular amounts presented in thousands, except per share amounts)

1.
Basis of presentation. The interim consolidated financial statements of Perma-Pipe International Holdings, Inc. and subsidiaries ("PPIH," "Company," or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2017 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2017 and 2016 are for the nine months ended October 31, 2017 and 2016, respectively.

2.
Business segment reporting. As of January 31, 2016, PPIH is engaged in the manufacture and sale of products in one segment: Piping Systems. As described below, prior to January 29, 2016, the Company was also engaged in the manufacture and sale of products in the Filtration Products segment. Piping Systems engineers, designs, manufactures and sells specialty piping, leak detection and location systems. This segment's specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) oil and gas gathering flow and long lines for oil and mineral transportation. Piping Systems' leak detection and location systems are sold with its piping systems and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Prior to January 29, 2016, the Company had a Filtration Products segment. This business is reported as discontinued operations in the consolidated financial statements. For further information, see "Notes to Consolidated Financial Statements, Note 4 Discontinued operations".

For the three months ended October 31, 2017, no individual customer accounted for 10% or more of the Company's consolidated net sales, and for the three months ended October 31, 2016 one customer accounted for 17.0% of the Company's consolidated net sales. For the nine months ended October 31, 2017 and 2016, no individual customer accounted for 10% or more of the Company's consolidated net sales.

At October 31, 2017, one customer accounted for 19% of all accounts receivable. Two customers accounted for 33% of all accounts receivable at January 31, 2017.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net sales
Piping Systems	$27,498	$25,302	$77,851	$71,230
Gross profit
Piping Systems	$3,320	$3,697	$8,163	$8,669
Income (loss) from operations
Piping Systems	($428)	$640	($1,825)	($1,775)
Corporate	($1,863)	($1,815)	(6,388)	(6,190)
Total loss from operations	($2,291)	($1,175)	($8,213)	($7,965)

3.
Correction of immaterial errors. An error was identified during the preparation and review of the second quarter financial statements, as stock-based compensation cost and additional paid in capital had been reversed for vested equity awards that expired, terminated or were unexercised. The cumulative adjustment for the stock-based compensation cost covering the period from May 1, 2015 to January 31, 2016 was approximately $846 thousand. The adjustments applicable to the fiscal year ending January 31, 2017 were approximately $95 thousand for the three months ending April 30, 2016, $350 thousand for the three months ending July 31, 2016, $138 thousand for the three months ending October 31, 2016, and $213 thousand for the three months ending January 31, 2017.

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

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the three months ending October 31, 2016 follows:

	As Reported	Adjustment	Revised
General and administrative expense	$3,352	$138	$3,490
Total operating expenses	4,734	138	4,872
Loss from operations	(1,037)	(138)	(1,175)
Loss from continuing operations before income taxes	(1,149)	(138)	(1,287)
Loss from continuing operations	(3,560)	(138)	(3,698)
Net loss	(3,763)	(138)	(3,901)
Loss per share from continuing operations	(0.47)	(0.02)	(0.49)
Loss per share	(0.50)	(0.02)	(0.52)

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the nine months ending October 31, 2016 follows:

	As Reported	Adjustment	Revised
General and administrative expense	$11,815	$583	$12,398
Total operating expenses	16,051	583	16,634
Loss from operations	(7,382)	(583)	(7,965)
Loss from continuing operations before income taxes	(9,437)	(583)	(10,020)
Loss from continuing operations	(10,514)	(583)	(11,097)
Net loss	(9,608)	(583)	(10,191)
Loss per share from continuing operations	(1.41)	(0.08)	(1.49)
Loss per share	(1.29)	(0.08)	(1.37)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the nine months ending October 31, 2016 follows:

	As Reported	Adjustment	Revised
Net loss	($9,608)	($583)	($10,191)
Stock-based compensation expense	184	583	767

4.
Discontinued operations. The domestic fabric filter business, which was included in discontinued operations, sold product until operations ceased in the second quarter of 2016. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. There was $0.1 million of tax benefit for the three months ended October 31, 2016 and $0.6 million of tax benefit for the nine months ended October 31, 2016. Income (loss) from discontinued operations net of tax for the three and nine months ended October 31, 2016 and 2017 was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net sales from discontinued operations	$—	$—	$—	$10,467

(Loss) gain on disposal of discontinued operations	—	(2,204)	—	268
Income from discontinued operations	—	1,876	—	1,216
(Loss) income from discontinued operations before income taxes	—	(328)	—	1,484
Income tax (benefit) expense	—	(125)	—	578
(Loss) income from discontinued operations, net of tax	$—	($203)	$—	$906

Components of assets and liabilities from discontinued operations consist of the following:

	October 31, 2017	January 31, 2017
Current assets
Trade accounts receivable, net	$—	$25
Total assets from discontinued operations	$—	$25
Current liabilities
Trade accounts payable, accrued expenses and other	$138	$199
Total liabilities from discontinued operations	$138	$199

Cash flows from discontinued operations:

	Nine Months Ended October 31,
	2017	2016
Net cash used in discontinued operating activities	($36)	($673)
Net cash provided by discontinued investing activities	—	9,606
Net cash used in discontinued financing activities	—	(8,933)

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

The Company's effective tax rate ("ETR") from continuing operations for the third quarter and year-to-date was 32.5% and 2.8%, respectively, compared to (187.3)% and (10.7)% during the respective prior-year periods. The change in the ETR from the prior year-to-date to the current year-to-date was mainly due to changes in the foreign income and loss activities.

The amount of unrecognized tax benefits, including interest and penalties, at October 31, 2017, recorded in other long-term liabilities was $0.2 million, all of which would impact the Company’s ETR if recognized.  The Company includes accrued interest and penalties related to uncertain tax positions in income tax expense, with $1,150 included in expense for the current quarter.  The amount of accrued interest and penalties at October 31, 2017 associated with unrecognized tax benefits was $49,100.

The Company files income tax returns in U.S. federal and state jurisdictions. The Internal Revenue Service ("IRS") began an audit of the fiscal year ended January 31, 2015 in August 2016. In August 2017, the Company received a notice from the IRS that it had concluded the tax audit for the year ended January 31, 2015. No changes were made to the reported tax.

6.
Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Piping Systems has a year-to-date loss, but based on the Company's review, there was no impairment of long-lived assets as of October 31, 2017 or January 31, 2017.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2017 and January 31, 2017 is attributable to the purchase of Perma-Pipe Canada, Ltd. ("PPC")

	January 31, 2017	Foreign exchange change effect	October 31, 2017
Goodwill	$2,279	$38	$2,317

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

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill as of October 31, 2017.

7.
Other intangible assets with definite lives. The Company owns several patents, including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.64 million as of October 31, 2017 and January 31, 2017. Accumulated amortization was approximately $2.41 million and $2.38 million as of October 31, 2017 and January 31, 2017, respectively. Full year amortizations for the next five years ending January 31 will be $45,600 in 2018, $37,500 in 2019, $34,700 in 2020, $28,100 in 2021, and $17,400 in 2022, with the residual balance of $93,800 to be amortized in future periods thereafter. Patents are included in other assets in the consolidated balance sheets.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Patent amortization expense	$12	$12	$34	$34

8.	Stock-based compensation. The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Stock-based compensation expense	$21	$55	$80	$216
Restricted stock-based compensation expense	$294	$151	$938	$819

Stock Options. The fair value of the outstanding option awards was estimated on the grant dates using the Black-Scholes option pricing model.

	Nine Months Ended October 31,
Fair value assumptions	2017	2016
Expected volatility	43.2%	43.2%
Risk free interest rate	1.2%	1.2%
Dividend yield	0	0
Expected life	5.0	5.0

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2017	524	$11.55	4.5	$534
Exercised	(30)	6.77		37
Expired or forfeited	(125)	18.75
Outstanding end of period	369	9.50	4.3	338

Exercisable end of period	335	$9.62	3.9	$303

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2017	74	$9.31	$69
Vested	(32)
Expired or forfeited	(8)	11.49
Outstanding end of period	34	$8.32	$35

As of October 31, 2017, there was $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 1.8 years.

Restricted stock. The following table summarizes restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2017	290	$8.75	$2,540
Granted	172	8.02
Issued	(55)
Forfeited	(39)	7.86
Outstanding end of period	368	$8.35	$2,955

As of October 31, 2017, there was $1.6 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The cost is expected to be recognized over the weighted-average period of 2.2 years.

9.	Earnings per share.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	7,714	7,541	7,668	7,457
Dilutive effect of equity compensation plans	—	—	—	—
Weighted average common shares outstanding assuming full dilution	7,714	7,541	7,668	7,457

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	143	270	143	336

Stock options with an exercise price below the average market price	226	304	226	238

10.	Interest expense, net.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Interest expense	$225	$164	$583	$556
Interest income	(32)	(52)	(76)	(121)
Interest expense, net	$193	$112	$507	$435

11.    Debt. Debt totaled $17.9 million at October 31, 2017, a net increase of $6.2 million since January 31, 2017.

Revolving lines North America. On September 24, 2014, the Company entered into the Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. In a seventh amendment to the Credit Agreement executed on December 14, 2017, lenders increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada with a limited waiver of related covenant non-compliance retroactive to October 31, 2017. Other than noted above, the Company was in compliance with all covenants under the Credit Agreement as of October 31, 2017. The North American revolving line balances as of October 31, 2017 and January 31, 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On October 31, 2017, the Company had borrowed $9.1 million at 5.5% and 4.5% and had $0.7 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On October 31, 2017, the Company was in compliance with the covenants under the credit arrangements. On October 31, 2017, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On October 31, 2017, the Company's interest rates ranged from 5.0% to 6.5%, and the Company could borrow $13.5 million under these credit arrangements. On October 31, 2017, $7.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On October 31, 2017, the Company had borrowed $0.4 million and had, an additional $5.8 million available. The foreign revolving lines balances as of January 31, 2017 were included as current maturities of long-term debt in the consolidated balance sheets.

On May 5, 2017, Piping Systems obtained two capital leases for a total of $0.94 million CAD (approximately $0.7 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 7.8% per annum with monthly principal and interest payments of $9 thousand, and these leases mature on April 30, 2021. On October 20, 2017, Piping Systems obtained a capital lease for $0.18 million CAD (approximately $0.1 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 4.0% per annum with monthly principal and interest payments of $3 thousand, and these leases mature on September 29, 2022.

12.
Restricted cash. Restricted cash held by foreign subsidiaries was $0.9 million as of October 31, 2017 and $1.1 million as of January 31, 2017. Restricted cash held by foreign subsidiaries related to an escrow account from the sale of Nordic Air Filtration and fixed deposits that also serve as security deposits and guarantees.

	Nine Months Ended October 31,
	2017	2016
Cash and cash equivalents	$8,373	$9,008
Restricted cash	898	946
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$9,271	$9,954

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

15.
Recent accounting pronouncements. In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance is effective for the Company starting February 1, 2018 and will be applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position.

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

The Company is currently evaluating the impact of adopting the standard on the Company’s financial position, results of operations, cash flows and related disclosures and has selected the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption. The Company has completed staff education and has completed the discovery and analysis phases of reviewing contracts and identifying potential differences that would result from applying the new standard to current contracts. The Company is currently beginning to identify and implement changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018. Although it is early in the evaluation process, the Company does not expect Topic 606 to have a material impact on the financial statements, though internal processes, record keeping and disclosures may be significantly impacted. The sales are not believed to be material, because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of the contracts, which is consistent with the current percentage of completion revenue recognition model.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

16.    Reclassifications. Reclassifications were made to the prior-year consolidated statement of cash flows to conform to the current-year presentations and were not material to the financial statements.

17.
Subsequent events. In December, 2017, the Company completed a seventh amendment to the Credit Agreement. Lenders increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada with a limited waiver retroactive to October 31, 2017.

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

Piping Systems

	Three Months Ended October 31,					Nine Months Ended October 31,
($ in thousands)	2017	%	2016	%	% Increase (decrease)	2017	%	2016	%	% Increase (decrease)
Net sales	$27,498		$25,302		9%	$77,851		$71,230		9%
Gross profit	3,320	12%	3,697	15%	(10)%	8,163	10%	8,669	12%	(6)%
General and administrative expenses	2,451	9%	1,675	7%	46%	6,068	8%	6,208	9%	(2)%
Selling expenses	1,297	5%	1,382	5%	(6)%	3,920	5%	4,236	6%	(7)%
(Loss) income from operations	(428)	(2)%	640	3%	(167)%	(1,825)	(2)%	(1,775)	(2)%	3%
Loss on consolidation of JV	—		—		—%	—		(1,620)		100%

Three months ended October 31, 2017 ("current quarter") vs. Three months ended October 31, 2016 ("prior-year quarter")

Net sales increased 9% to $27.5 million in the current quarter from $25.3 million in the prior-year quarter. Higher revenues resulted from increased domestic oil and gas business, an increase in district heating and cooling in the U.S. educational sector and increased business with distributors of coated pipe in Canada. Sales in the Middle East were comparable to prior year, as fulfillment of higher order volume in the backlog did not impact the current quarter due to normal lead times for incoming pipe material.

Gross margin decreased to 12% of net sales in the current quarter from 15% of net sales in the prior-year quarter due to changes in the North American product mix and competitive market conditions.

Selling and general and administrative expenses combined increased by $0.7 million in the current quarter from the prior-year quarter. The year over year increase resulted from $0.8 million of expense in the quarter as described below.

Following the departures of the Company’s Middle East region President and Vice President in June 2017 and the related regional management transition, Company management became concerned that its corporate policies, procedures and internal controls within the region may not have been adhered to fully by the prior management team.

As a result of these concerns, the Company engaged outside third-party firms to complete an extensive review of regional management activities from early 2014. Based on the review the Company concluded that its policies were generally followed, with the exception of commissions paid to a third-party sales representative in 2015 and 2016. These commissions, which were of an immaterial amount in the aggregate, were authorized by the regional management who have since left the Company.

As a result of this review, the Company has identified certain internal control improvements and other enhanced policies and procedures to be implemented, a number of which have already been completed. The total non-recurring cost for this review and the resulting policy improvement implementations for the quarter ended October 31, 2017 was approximately $0.8 million.

While the Company believes the majority of the costs associated with this review and policy improvements has already been incurred, there can be no assurance the Company will not be subject to further material expenses related to this matter.

Nine months ended October 31, 2017 ("year-to-date") vs. Nine months ended October 31, 2016 ("prior-year year-to-date")

Net sales increased 9% to $77.9 million in the current year-to-date from $71.2 million in the prior-year year-to-date. Higher coating volumes for distributors in Canada and increased project demand in the U.S. contributed to the increase.

Gross margin decreased to 10% of net sales in the current year-to-date from 12% of net sales in the prior-year year-to-date due to changes in the product mix and competitive market conditions.

Selling and general and administrative expenses combined decreased by $0.4 million to $10.0 million in the current year-to-date from $10.4 million in the prior-year year-to-date. The prior-year year-to-date expenses included one-time legal settlement expenses of $0.8 million. The cumulative year-to-date non-recurring costs related to the Company’s review into Middle East matters as disclosed above amounted to approximately $1.1 million.

Corporate
Current quarter vs. prior-year quarter

Corporate operating expenses include general and administrative expenses that are not allocated to the segment.

Net interest expense increased to $193 thousand in the current quarter from $112 thousand in the prior-year quarter due to higher borrowings, both domestic and foreign.

Year-to-date vs. prior-year year-to-date

General and administrative expenses increased to $6.4 million in the current year-to-date from $6.2 million in the prior-year year-to-date.

Net interest expense increased to $507 thousand in the current year-to-date from $435 thousand in the prior-year year-to-date due to higher borrowings, both domestic and foreign, in 2017.

Consolidated results
Current quarter vs. prior-year quarter

The pretax loss from continuing operations for the current quarter increased to $2.5 million from $1.3 million due to:

•	lower gross profit due to changes in the product mix and competitive market conditions;

•	decreased sales in the Middle East; and

•	one-time non-recurring professional services fees in the current quarter.

Year-to-date vs. prior-year year-to-date

The pretax loss from continuing operations was $8.7 million year-to-date versus $10.0 million in the prior-year year-to-date. The contributing factors were:

•	increased coating volume from distributors in Canada;

•	the prior-year year-to-date included a non-cash loss of $1.6 million from the consolidation of the Canadian joint venture;

•	the prior-year year-to-date general and administrative expenses included a one-time $0.8 million lawsuit settlement; and

•	one-time non-recurring professional services fees in the current year.

Income taxes

The Company's ETR from continuing operations for the current quarter and year-to-date was 32.5% and 2.8%, respectively, compared to (187.3)% and (10.7)% during the respective prior-year periods. The change in the ETR from the prior year to the current year was mainly due to the change in foreign income and loss activities. The Company remains in a domestic net operating loss carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

Other

For the three months ended October 31, 2017, no individual customer accounted for 10% or more of the Company's consolidated net sales, and for the three months ended October 31, 2016 one customer accounted for 17.0% of the Company's consolidated net sales. For the nine months ended October 31, 2017 and 2016, no individual customer accounted for 10% or more of the Company's consolidated net sales.

At October 31, 2017, one customer accounted for 19% of all accounts receivable. Two customers accounted for 33% of all accounts receivable at January 31, 2017.

Liquidity and capital resources

Cash, cash equivalents and restricted cash as of October 31, 2017 were $9.3 million compared to $8.7 million on January 31, 2017. On October 31, 2017, $0.2 million was held in the U.S., and $9.1 million was held at the foreign subsidiaries. The Company's working capital was $22.0 million on October 31, 2017 compared to $27.8 million on January 31, 2017. Of the working capital components, accounts receivable decreased $2.4 million as a result of collections from higher sales in previous quarters and customer deposits increased $1.6 million in the Middle East related to new project business. Net cash used in operating activities during the first nine months of 2017 was $4.2 million compared to $6.2 million during the first nine months of 2016.

Foreign earnings in the Middle East are considered to be indefinitely reinvested outside the U.S. The Company has not provided U.S. Federal tax on unremitted earnings of its Middle East subsidiaries. The Company does not believe that it will be necessary to repatriate investments from these subsidiaries. The $9.1 million cash held at the foreign subsidiaries are designated for working capital expansion and other operational investments outside the U.S. Also, some foreign credit arrangement covenants require a minimum tangible net worth to be maintained overseas, including maintaining certain levels of intercompany subordinated debt.

Net cash used in investing activities for the nine months ended October 31, 2017 was $1.9 million.

Debt totaled $17.9 million on October 31, 2017, a net increase of $6.2 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 11 Debt". Net cash provided by financing activities was $6.0 million for the nine months ended October 31, 2017.

On September 24, 2014, the Company entered into the Credit Agreement. Under the terms of the Credit Agreement, which matures on September 24, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. In a seventh amendment to the Credit Agreement executed on December 14, 2017, lenders increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada with a limited waiver of related covenant non-compliance retroactive to October 31, 2017. Other than noted above, the Company was in compliance with all covenants under the Credit Agreement as of October 31, 2017. The North American revolving line balances as of October 31, 2017 and January 31, 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On October 31, 2017, the Company had borrowed $9.1 million at 5.5% and 4.45% and had $0.7 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also had credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On October 31, 2017, the Company was in compliance with the covenants under the credit arrangements. On October 31, 2017, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On October 31, 2017, the Company's interest rates ranged from 5.0% to 6.5%, and the Company could borrow $13.5 million under these credit arrangements. On October 31, 2017, $7.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. As there were no borrowings under these credit arrangements, an additional $5.8 million remained unused. The foreign revolving lines balances as of January 31, 2017 were included as current maturities of long-term debt in the consolidated balance sheets.

On May 5, 2017, Piping Systems obtained two capital leases for a total of 0.94 million CAD (approximately $0.7 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 7.8% per annum with monthly principal and interest payments of $9 thousand, and these leases mature on April 30, 2021. On October 20, 2017, Piping Systems obtained a capital lease for 0.18 million CAD (approximately $0.1 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 4.0% per annum with monthly principal and interest payments of $3 thousand, and these leases mature on September 29, 2022.

The Company believes its current cash and cash flow from operations, together with borrowing capacity under the revolving credit facilities as amended, and credit facilities refinanced before expiration will be sufficient to fund anticipated operations, working capital and capital spending needs for at least the next 12 months.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2017. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has previously reported on a material weakness in our internal control over financial reporting in connection with an error that was identified during the preparation and review of the second quarter financial statements related to stock-based compensation cost. The material weakness in internal control over financial reporting resulted from the lack of technical accounting knowledge, leading management to conclude that disclosure controls and procedures were not effective.

As described below, the Company has adopted and implemented policies and procedures to ensure that the staff has the necessary technical accounting knowledge. These controls have been operating since July 31, 2017 and for the quarter ending October 31, 2017.

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

As reported in our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2017, an error was identified during the preparation and review of the current quarter financial statements related to stock-based compensation cost. The material weakness in internal control over financial reporting resulted from the lack of technical accounting knowledge. Specifically, we did not have adequate controls in place to properly account for stock-based compensation cost, because the stock-based compensation had been reversed for vested equity awards that expired, terminated or were cancelled unexercised.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: To address the material weakness regarding the adjustment for awards that expired unexercised, the Company has done the following:

•	Expanded the training of employees in financial technical accounting, reporting and disclosure-related positions;

•
Reinforced the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures;

•
Reviewed the categories that are underlying the calculations related to stock-based compensation, and revise procedures for the calculation and review of effects from vested, forfeited and expired options;

•
Implemented a catalog of key accounting rules that have been applied during the quarter. In the reviews of any major journal entries for non-standard operational accounting matters, this catalog will be used as a checklist to validate that the required accounting treatment is applied and disclosures are made accordingly. Management evaluated whether the accounting treatment follows the current rules in the catalog and will decide whether outside firm expertise is warranted in such a review; and

•	Management validated and update the catalog quarterly for any changes resulting from changed or newly pronounced accounting rules.

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

Perma-Pipe International Holdings, Inc.

Date:	December 15, 2017	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2017	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)