Form 10-K
period 2018-01-31
Perma-Pipe International Holdings, Inc.
filed 2018-04-19
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
Commission File No. 0-18370
Perma-Pipe International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6410 W. Howard Street, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)
(847) 966-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $55,628,183 based on the closing sale price of $7.93 per share as reported on the NASDAQ Global Market on July 31, 2017.
The number of shares of the registrant's common stock outstanding at April 12, 2018 was 7,716,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2018 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2018, are incorporated by reference in Part III of this Form 10-K.

Perma-Pipe International Holdings, Inc.
FORM 10-K
For the fiscal period ended January 31, 2018

PART I

Cautionary Statements Regarding Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act") and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, the following:

•	the Company’s ability to effectively execute its strategic plan and achieve profitability and positive cash flows;

•	the impacts of global economic weakness and volatility;

•	fluctuations in steel prices and the Company’s ability to offset increases in steel prices through price increases in its products;

•	the timing of orders for the Company’s products;

•	decreases in United States government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and access to capital funds;

•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;

•	fluctuations in crude oil and natural gas prices;

•	risks and uncertainties related to the Company’s international business operations;

•	the Company’s ability to repay its debt, refinance its current expiring United States credit agreement, and renew expiring international credit facilities;

•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;

•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;

•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;

•	reductions or cancellations of orders included in the Company’s backlog;

•	the Company’s ability to attract and retain senior management and key personnel;

•	the Company’s ability to achieve the expected benefits of its growth initiatives;

•	reversals of previously recorded revenue and profits resulting from inaccurate estimates made in connection with the Company’s percentage-of-completion revenue recognition;

•	the Company’s failure to establish and maintain effective internal control over financial reporting; and

•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", "Company" or "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. In February 2017, the Company began the re-naming and re-branding of MFRI, Inc. under the Perma-Pipe name now that the Company operates in a single business segment under the Perma-Pipe brand. The Company believes this decision will better serve its mission and strategy, positions it well in the industry and global market, and positions it to leverage the strong reputation Perma-Pipe has established since beginning operations. The Company's name change to Perma-Pipe International Holdings, Inc. was effective March 20, 2017. The Company's common stock is reported under its new ticker symbol "PPIH" since March 21, 2017. The Company's fiscal year ends on January 31. Years and balances described as 2017 and 2016 are for the fiscal years ended January 31, 2018 and 2017, respectively.

Products and services. The Company engineers, designs, manufactures and sells specialty piping systems, and leak detection and location systems. Specialty piping systems include: (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution to multiple locations from central energy plants, and (iii) the coating and/or insulation of oil and gas gathering flow and long lines for oil or mineral transportation. The Company's leak detection and location systems are sold with its piping systems or on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Company frequently engineers and custom fabricates to job site dimensions and incorporates provisions for thermal expansion due to varying temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is the responsibility of the general contractor, and done by unaffiliated installation contractors.

The Company’s piping systems are typically sold as a part of large discrete projects, and both the domestic and Canadian customer demand varies by season. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")."

Operating Facilities: The Company operates its business from the following locations:

Perma-Pipe, Inc.	Perma-Pipe Middle East FZC
Niles, IL	Fujairah, United Arab Emirates
New Iberia, LA	Perma-Pipe Saudi Arabia, LLC
Lebanon, TN	Dammam, Kingdom of Saudi Arabia
Perma-Pipe Canada, Ltd.	Perma-Pipe India Pvt. Ltd
Camrose, Alberta, Canada	Gandhidham, India

Customers and sales channels. The Company's customer base is industrially and geographically diverse. In the United States, the Company employs national and regional sales managers who use and assist a network of independent manufacturers' representatives, none of whom sells products that are competitive with the Company's piping systems. The Company employs a direct sales force as well as an agent network in the U.S., Canada, and in several countries in the Middle and Far East to market and sell products and services.

On January 31, 2018 and January 31, 2017, no one customer accounted for more than 10% of the Company's net sales.

Three customers accounted for 34.9% of accounts receivable on January 31, 2018, and two customers accounted for 33.2% of accounts receivable at January 31, 2017.

Backlog. The Company’s backlog on January 31, 2018 was $46.7 million compared to $44.6 million on January 31, 2017, all of which is expected to be completed within the next 12 months. The Company defines backlog as the revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue.

Intellectual property. The Company owns several patents covering its piping and electronic leak detection systems. The patents are not material to the Company either individually or in the aggregate because the Company believes its sales would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, Stereo-Heat®,

LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Pex-Gard®, Multi-Therm®, Ultra-Therm®, Cryo-Gard®, Sleeve-Gard®, Electro-Gard® and Sulphur-Therm®. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm®, Cryo-Gard®, Electro-Gard®, Sleeve-Gard®, Permalert®, Pal-AT®, Perma-Pipe®, Polytherm®, Ric-Wil®, and Xtru-therm®.

Suppliers. The basic raw materials used in production are pipes and tubes made of carbon steel, alloy, copper, ductile iron, plastics and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies and sources of availability of these needed raw materials. Steel prices began to rise in early 2018 and are expected to continue to rise with seasonal demand and an improving economy in the first and second quarters of 2018. The Company expects normal seasonal price movement during 2018 with steel prices higher than average when compared to 2017. The Company has been updating its quoting system for the movements in steel prices and expects to recover these price differentials through price increases in its products.

The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of its leak detection and location systems from components purchased from many sources.

Competition. The piping systems market is highly competitive. The Company believes its principal competition consists of between 10 to 20 major competitors and more small competitors. The Company believes that quality, service, engineering design capabilities and support, a comprehensive product line, timely execution, plant location and price are key competitive factors. The Company also believes it has a more comprehensive line for DHC than any competitor. Some competitors have greater financial resources and cost advantages as a result of manufacturing a limited range of products or have a manufacturing plant closer to the point of final product deployment.

Research and Development. The Company primarily conducts its research and development function on a contract-by-contract basis to accommodate the product specifications mandated by its customers. The Company does not maintain a standalone research and development function.

Government regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems, which is a small percentage of the Company's total annual piping sales, is driven by federal and state environmental regulation with respect to hazardous waste. The U.S. Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of fluids through underground pipelines feature secondary containment and leak detection. The U.S. National Emission Standard for hydrocarbon airborne particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes such regulations may increase the demand for its piping systems products.

In Canada, due to provincial and federal government regulations, the National Energy Board (NEB) requires that all buried pipelines that cross provincial boundaries or the United States-Canada border, have an anti-corrosion coating system applied. The Company believes that this regulation has a positive effect on demand for its products due to the Company's unique expertise with respect to anti-corrosion coating.

Employees

As of January 31, 2018, the Company had approximately 196 employees working in the United States, of which approximately 79 were under two collective bargaining agreements, one expiring on March 31, 2019, and the other on April 30, 2020. There were approximately 469 employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

International

The Company's international operations as of January 31, 2018 included subsidiaries in four foreign countries on two continents. The Company's international operations contributed approximately 57.3% of revenue in 2017 and 55.1% of revenue in 2016. The Company's sales to international customers increased from 57.0% in 2016 to 59.5% in 2017. The following table sets forth a breakdown of the Company’s net sales to customers by geographic region:

(In thousands)	2017	2016
Net sales
United States	$42,648	$42,048
Canada	31,206	25,915
Middle East	26,322	28,009
India	1,317	2,360
Other	3,755	513
Total net sales	$105,248	$98,845

The Company's international operations are subject to risks inherent in conducting business in foreign countries, including price controls, exchange controls, limitations on participation in local enterprises, nationalization, expropriation and other governmental action, and changes in currency exchange rates.

Available Information

The Company files with and furnishes to the Securities and Exchange Commission ("SEC"), reports including annual meeting materials, Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website, www.permapipe.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically delivers such material to the SEC. The information on the Company's website is not part of this Annual Report on Form 10-K and is not incorporated into this or any other filings by the Company with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2018:

Name	Offices and Positions; Age	Executive officer of the Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 57	2016

Karl J. Schmidt	Vice President and Chief Financial Officer; Age 64	2013

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 61	2013

David J. Mansfield: President and Chief Executive Officer, ("CEO"), since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer ("CFO") of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc., a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller and Commercial General Manager, Europe, Africa & FSU, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.

Karl J. Schmidt: Appointed Vice President and CFO in January 2013. From 2010 to 2012, Mr. Schmidt served as the CFO of Atkore International (previously Tyco Electrical and Metal Products), a manufacturer of steel pipe and tube products, electrical conduits, cable, and cable management systems. From 2002 to 2009, Mr. Schmidt served as the Executive Vice President and CFO of Sauer-Danfoss, Inc., a global manufacturer of hydraulic, electrical, and electronic components and solutions for off-road vehicles. In this role he had global responsibility for the accounting and finance, treasury, IT and legal functions of the company, which was listed at the New York Stock Exchange.

Wayne Bosch: Appointed Vice President and Chief Human Resources Officer in December 2013. From 2010 to 2012, Mr. Bosch was Vice President of Human Resources at Pactiv, a $4.0 billion global manufacturer and distributor of food packaging products. Prior to Pactiv, he led the human resource activities at the North American segment of Barilla America, a $6.3 billion global pasta, sauces and bakery manufacturer and was the Chief Human Resources Officer for water filtration leader Culligan International. Mr. Bosch's background spans the entire spectrum of human resources competencies, including mergers and acquisition and business integration, in start-up, turnaround and high-growth businesses. His scope also includes communications, legal, occupational health services, health safety environment, risk management, payroll, facilities and general administrative services.

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

The Company has incurred net losses for its past two fiscal years and it may be unable to achieve profitability or positive cash flows in the future. The Company has experienced net losses for the past two fiscal years. Generating net income and positive cash flows in the future will depend on its ability to successfully complete and execute its strategic plan. There is no guarantee that the Company will be able to achieve profitability or positive cash flows in the future.The Company’s inability to successfully achieve profitability and positive cash flows may result in it experiencing a serious liquidity deficiency resulting in material adverse consequences that could threaten its viability.

Global economic weakness and volatility may adversely affect operating margins for the Company’s services and products. If the global economy experiences a severe and prolonged downturn, it could adversely impact the Company's business, directly or indirectly. Downturns in such general economic conditions can significantly affect the business of the Company's customers, which in turn affects demand, volume, pricing, and operating margins for the Company's services and products. A downturn in one or more of the Company's significant markets could have a material adverse effect on the Company's business, results of operations or financial condition. Because economic and market conditions vary within the Company's geographic regions, the Company's performance will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices, including rising steel prices and surcharges.

Fluctuations in the availability of, and price of steel, may affect the Company's results of operations. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect the Company's gross profit.

In March, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act of 1962. The tariff will be imposed on all steel imports with the exception of steel imported from Canada, Mexico and Australia, and the administration is considering exemption requests from other countries. The Company expects these actions to increase steel costs and decrease supply availability.

The Company has been updating its quoting system for the movements in steel prices, and intends to recover these price differentials through price increases in the Company's products, however, the Company may not always be successful. Any increase in steel prices that is not offset by an increase in the Company's prices could have an adverse effect on the Company's business, financial position, results of operations or cash flows. In addition, if the Company is unable to acquire timely steel supplies, it may need to decline bid and order opportunities, which could also have an adverse effect on the Company's business, financial position, results of operations or cash flows.

Delays in the timing of orders for the Company’s products may negatively impact the Company’s operating results. Since the Company's revenues are based on large discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of large variations in the level of overall market demand or delays in the timing of project execution phases.

Decreases in United States government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and availability of capital funds may adversely impact demand for the Company’s products. Uncertainty about economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company's products. Decreases in U.S. federal and state spending on projects using the Company's products can have negative impact on sales volume from the Company's domestic facilities. Governmental spending on large infrastructure projects in the Gulf Cooperation Council ("GCC") countries vary and spending has in the past been curtailed or delayed as a result of reduced public spending budgets in countries which are dependent on oil and gas revenues and their respective price levels.

The Company may not be able to successfully negotiate progress-billing arrangements for its large contracts, which could adversely impact the Company’s working capital needs and credit risk. The Company sells systems and products under contracts that allow the Company to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product. The Company attempts to negotiate progress-billing milestones on large contracts to help manage its working capital and to reduce the credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in the backlog from period to period can increase the Company's requirements for working capital and can increase its exposure to credit risk.

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

Generally, when the prices for crude oil and natural gas are higher, demand for the Company’s products increases and the Company is able to negotiate higher prices. On the other hand, when the prices of crude oil and natural gas are lower, demand for the Company’s products decreases and the Company is forced to compete with lower prices and other concessions. Volatility in these commodity prices can also result in circumstances where demand for the Company’s products is suddenly high, but the Company is unable to negotiate higher prices, thereby adversely impacting the Company’s margins and capacity to accept new projects at higher margins.

The Company may be unable to repay its debt, refinance its current expiring lending agreement, or renew its expiring credit facilities. If there were an event of default under the Company's current revolving credit facilities, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

•	incurring additional debt;

•	entering into transactions with affiliates;

•	making investments or other restricted payments;

•	repurchase of Company's shares;

•	payment of dividends, capital returns, repayment of intercompany obligations and other forms of repatriation; and

•	creating liens.

The Company’s United States credit agreement will expire in September 2018. While the Company is actively pursuing refinancing its credit agreement and replacement financing sources, there is no assurance that the Company will be successful in refinancing its credit agreement or obtaining such replacement financing, or if obtained, that such financing will be in a similar amount or be on similar terms and conditions as the Company's current credit agreement.

The Company’ credit arrangements used by its Middle Eastern subsidiaries is renewed on an annual basis. In addition to these credit arrangements, the Company also obtains project financing in the Middle East on a project-by-project basis. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or be on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the Company is interested in pursuing.

Any replacement credit arrangements outside of the United States may further limit the Company’s ability to repatriate funds from abroad. Repatriation of funds from certain countries may become limited based upon regulatory restrictions or economically unfeasible because of the taxation of funds when moved to another subsidiary or to the parent company. In addition, any refinancing, replacement or additional financing the Company may obtain could contain similar or more restrictive covenants than the Company is currently subject to. The Company’s ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond management’s control.

Aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates could drive down the Company's profits and prohibit or slow the Company's growth. The Company's business is highly competitive. Some of the Company's competitors are larger and have more resources than the Company. Additionally, many of the Company's products are also subject to competition from alternative technologies and alternative products. In periods of declining demand, the Company's fixed cost structure may limit its ability to cut costs, which may be a competitive disadvantage compared to firms with more flexible cost structures, or may result in reduced operating margins and operating losses.

The Company may be unable to purchase raw materials at favorable prices, or maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing. To the extent the Company relies upon a single source for key components of several of its products, the Company believes there are alternate sources available for such components. However, there can be no assurance that the interruption of supplies of such components would not have an adverse effect on the financial condition of the Company and that the Company, if required to do so, would be able to negotiate agreements with alternative sources on acceptable terms.

The Company may be subject to claims for damages for defective products. The Company warrants its products to be free of certain defects. The Company has, from time to time, had claims alleging defects in its products. The Company cannot be certain it will not experience material product liability losses in the future or that it will not incur significant costs to defend such claims. While the Company currently has product liability insurance, the Company cannot be certain that its product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to the Company on commercially reasonable terms. Any claims relating to defective products that result in liabilities exceeding the Company's insurance coverage could have an adverse effect on the Company's business, financial position, results of operations or cash flows.

Product and service orders included in the Company’s backlog may be reduced or cancelled. The Company defines backlog as the revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue.

The Company may be unable to attract and retain its senior management and key personnel. The Company's ability to meet its strategic and financial goals will depend to a significant extent on the continued contributions of its senior management and key personnel. Future success will also depend in large part on the Company's ability to identify, attract, motivate, effectively utilize and retain highly qualified managerial, sales, marketing and technical personnel. The loss of senior management or other key personnel or the inability to identify, attract and retain qualified personnel in the future could make it more difficult to manage the Company's business and could adversely affect operations and financial results.

The Company may not be able to achieve the expected benefits from its growth initiatives. The Company's cyclical or general expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow its business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

•	strain on working capital;

•	diversion of management's attention away from other activities, which could impair the operation of existing businesses;

•	failure to successfully integrate the acquired businesses or facilities into existing operations;

•	inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of the acquired business or facility;

•	exposure to unanticipated liabilities; and

•	failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including general economic risks, the Company may not be able to realize the expected benefits from future acquisitions, new facility developments, partnerships, joint ventures or other investments.

The Company's financial results could be adversely affected by changes in international regulations and other activities of U.S. and non-U.S. governmental agencies related to the Company’s international operations. International sales represent a significant portion of the Company's total sales. The Company's sales to international customers increased from 57.0% in 2016 to 59.5% in 2017. The Company's anticipated growth and profitability may require increasing current international sales volume and may necessitate further international expansion. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Middle East, the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business.

Due to the international scope of the Company’s operations, it is subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries as well as new regulatory requirements regarding data privacy. The Company’s foreign subsidiaries are governed by laws, rules and business practices that differ from those of the U.S. If the activities of these entities do not comply with U.S. laws or business practices or the Company’s Code of Business Conduct, then violations of these laws may result in severe criminal or civil sanctions, could disrupt the Company’s business, and result in an adverse effect on the Company’s reputation, business and results of operations or financial condition. The Company cannot predict the nature, scope or effect of future regulatory requirements to which its operations might be subject or the manner in which existing laws might be administered or interpreted.

Following the departures of the Company’s Middle East region President and Vice President in June 2017 and the related regional management transition, the Company’s management became concerned that its corporate policies, procedures and internal controls within the region may not have been adhered to fully by the prior management team. As a result of these concerns, the Company engaged outside third-party firms to complete an extensive review of regional management activities from early 2014. The total non-recurring cost for this review and the resulting policy improvement implementations for 2017 was approximately $1.2 million. While the Company believes the majority of the costs associated with this review and policy improvements has already been incurred, there can be no assurance the Company will not be subject to further material expenses related to this matter.

The Company may not be able to recover costs and damages from vendors that supply defective materials. The Company may receive defective materials from its vendors that are incorporated into the Company's products during the manufacturing process. The cost to repair, remake or replace defective products could be greater than the amount that can be recovered from the vendor. Such excess costs could have an adverse effect on the Company's business, financial position, results of operations or cash flows.

The Company may be required to reverse previously recorded revenue and profits as a result of inaccurate estimates made in connection with the Company’s percentage-of-completion revenue recognition. The Company recognizes revenues under its stated revenue recognition policy except for sizable domestic complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known or can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

The Company’s failure to establish and maintain effective internal control over financial reporting could harm its business and financial results. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of its financial statements or fraud.

As of January 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness resulted from an accounting error identified by the Company during its preparation and review of the Company’s financial statements for the fiscal quarter ended July 31, 2017 related to the Company's stock‑based compensation cost. Specifically, the Company had improperly reversed stock-based compensation costs for vested equity awards that expired, terminated or were cancelled unexercised. This accounting error was attributable to the Company’s lack of technical accounting knowledge. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. While the Company believes that it has implemented proper controls to address the material weakness described above, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested. If the current material weakness is not remediated, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s common stock.

The Company's information technology systems may be negatively affected by cybersecurity threats. The Company faces risks relating to cybersecurity attacks that could cause the loss of confidential information and other business disruptions. The Company relies extensively on computer systems to process transactions and manage its business, and its business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to data and computer systems. Attacks can be both individual and/ or highly organized attempts organized by very sophisticated hacking organizations. The Company employs a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A successful attack could disrupt and otherwise adversely affect the Company's reputation and results of operations, including through lawsuits by third-parties.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2. PROPERTIES

Location	Leased or Owned	Size
Illinois	Leased production facilities and office space	31,650 square feet
Louisiana	Owned production facilities and leased land	30,000 square feet on approximately 7 acres
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Canada	Owned production facilities with office space on owned land, leased land and leased office space	102,980 square feet on approximately 138 acres
India	Leased production facilities, office space and land	33,700 square feet on approximately 1.2 acres
Kingdom of Saudi Arabia	Owned production facilities on leased land	89,000 square feet on approximately 11 acres
United Arab Emirates	Leased office space and production facilities on leased land	180,000 square feet on approximately 16 acres

For further information, see Note 9 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS - As of January 31, 2018, the Company had no material pending litigation.

Item 4.    MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the Nasdaq Global Market under the symbol "PPIH". Prior to March 21, 2017 the Company's Common Stock was traded on the Nasdaq Global Market under the symbol "MFRI".

The following table sets forth, for the periods indicated, the high and low Common Stock sale prices as reported by the Nasdaq Global Market for 2017 and 2016.

	High	Low
Fiscal 2017
Fourth Quarter	$9.31	$8.25
Third Quarter	8.95	7.60
Second Quarter	8.05	7.50
First Quarter	9.00	7.25
Fiscal 2016
Fourth Quarter	9.23	7.65
Third Quarter	8.15	7.42
Second Quarter	7.90	6.70
First Quarter	7.74	6.98

As of April 1, 2018, there were 69 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Management presently intends to retain all available funds for the development of the Company's business and for use as working capital. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. For further information, see "Financing" in Item 7 and Note 8 - Debt, in the Notes to Consolidated Financial Statements.

The Company has not made any sale of unregistered securities during the preceding three years.

The Transfer Agent and Registrar for the Common Shares is Broadridge Corporate Issuer Solutions, Inc., P.O. Box 1342 Brentwood, NY 11717, (877) 830-4936 or (720) 378-5591.

Equity Compensation Plan Information

The following table provides information regarding the number of shares of Common Stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of Common Stock remaining available for issuance under those plans as of January 31, 2018.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)
Equity compensation plans approved by stockholders	358,375	$9.44	428,202

(1) The amounts shown in columns (a) and (b) of the above table do not include 359,604 outstanding restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended June 14, 2013 ("2013 Omnibus Plan") or the 2017 Omnibus Stock Incentive Plan as amended June 13, 2017 ("2017 Omnibus Plan").

Item 6. SELECTED FINANCIAL DATA - Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and results of Operations ("MD&A"), which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely," and "probable," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the headings Cautionary Statements Regarding Forward Looking Information and Item 1A. Risk Factors.

The Company is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company's website is www.permapipe.com. Since the Company's revenues are based on large discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of large variations in the level of overall market demand or delays in the timing of the specific project phases in both geographies and reporting periods.

The analysis presented below and discussed in more detail throughout the MD&A was organized to provide instructive information for understanding the Company's business. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this report, including the notes thereto and the risk factors contained herein.

Consolidated Results of Operation:

($ in thousands)	2017	2016	% Favorable (Unfavorable)
Net sales	$105,248	$98,845	6.5%

Gross profit	11,742	11,716	0.2%
Percentage of net sales	11.2%	11.9%

General and administrative expenses	16,214	17,579	7.8%
Percentage of net sales	15.4%	17.8%

Selling expense	5,040	5,721	11.9%
Percentage of net sales	4.8%	5.8%

Loss on consolidation of joint venture	—	(1,620)	100.0%

Interest expense, net	697	569	(22.5)%
Loss from continuing operations before income taxes	(10,209)	(13,773)	25.9%

2017 Compared to 2016

Net sales:

Net sales were $105.2 million in 2017, an increase of 6.5% from $98.8 million in 2016. Higher revenues resulted primarily from increased sales to distributors in Canada.

Cost of sales and gross profit:

Gross profit remained unchanged at $11.7 million in 2017 and 2016. Gross margin decreased to 11% from 12% of net sales in the prior year due to changes in the North American product mix and continued competitive pricing pressures in the United States and Middle East.

Selling expenses:

Selling expenses decreased to $5.0 million from $5.7 million, an improvement of 11.9%. As a percentage of net sales, selling expenses decreased to 4.8% in 2017 from 5.8% in the prior year. This improvement was due to management changes in the Middle East and realignment of the North American sales organization.

General and administrative expenses:

General and administrative expenses were $16.2 million in 2017 compared to $17.6 million 2016, an improvement of 7.8%.

Following the departures of the President and Vice President of the Company’s Middle East region in June 2017 and the related regional management transition, the Company's management became concerned that its corporate policies, procedures and internal controls within the region may not have been adhered to fully by the prior management team.

As a result of these concerns, the Company engaged outside third-party firms to complete an extensive review of regional management activities from early 2014. The total non-recurring costs for this review and the resulting policy improvement implementations for the year 2017 were approximately $1.2 million. The 2016 year-to-date expenses included one-time legal settlement expenses of $0.8 million, and changes in the senior executive positions of the Company with related hiring and separation costs of $0.7 million.

On a comparative basis, not including these one-time charges, general and administrative expenses were $15.0 million and $16.1 million, in 2017 and 2016, respectively. This decrease of $1.1 million was primarily due to the relocation of the U.S. headquarters and realignment of administrative functions, all of which contributed to the overall improvement year over year.

Interest expense:

Interest expense increased to $0.8 million in 2017 from $0.7 million in 2016 due to higher borrowings and increased interest rates, both domestic and foreign, in 2017.

Operating results from continuing operations before income taxes:

Operating results from continuing operations before income taxes improved to a loss of $10.2 million in 2017 compared to a loss of $13.8 million in 2016. The positive contributing factors were:

•	increased coating volume from distributors in Canada;

•	decreased selling, general and administrative expenses due to operational realignment.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has collected approximately $36.5 million, with a remaining balance due in the amount of $5.4 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of our customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.2 million of this retention amount was reclassed to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and has recently received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2018. However, if the Company’s efforts to collect on this account are not successful in fiscal 2018, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

Income taxes:

The Company's worldwide effective tax rates ("ETR") were 2.3% and 4.4% in 2017 and 2016, respectively. The ETR in 2017 has been significantly impacted by the Company reporting a pre-tax loss for the year, a portion of which was generated by the subsidiary in the U.A.E., which receives no tax benefit due to a zero tax rate in that country and due to the impact of the full valuation allowance maintained against domestic deferred tax assets. The Company remains in a net operating loss ("NOL") carryforward position.

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("Tax Act"). The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. The Company has made reasonable estimates of the financial impact of the Tax Act on the Company. However, the estimates are provisional and may change.

The Tax Act requires multinational companies to pay U.S. income taxes on accumulated earnings of its foreign subsidiaries not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. After going through the steps of the deemed repatriation calculation, the aggregate deferred foreign income inclusion is estimated at $23.2 million. This income is fully offset by the use of NOL carryforwards and the current year domestic loss, resulting in no regular tax on the income.

For further information, see Note 10 - Income taxes, in the Notes to Consolidated Financial Statements.

Other

The Company has made a bid to provide insulation of pipes to the East Africa Crude Oil Pipeline ("EACOP") project. The EACOP project is a 1450 Km (900 mile) long heavy crude oil pipeline from the Lake Albert Basin in Uganda to the Tanga port in Tanzania being developed by French oil company Total E&P, China National Offshore Oil Corporation (CNOOC) and London-based Tullow Oil. The pipeline is 24 inches in diameter, and is electrically heat traced. Once completed, it will be the longest insulated and heat traced pipeline in the world. There can be no assurance that the Company will be successful in its bid for this project, and what the final terms of any such potential engagement will be until the bid is awarded.

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2018 were $7.1 million, compared to $7.6 million on January 31, 2017. On January 31, 2018, $0.7 million was held in the U.S. and $6.4 million was held in the foreign subsidiaries. The Company's working capital was $23.1 million on January 31, 2018 compared to $29.8 million on January 31, 2017. Of the working capital components, accounts receivable increased $1.7 million as a result of higher sales. Accounts payable increased $3.2 million due to the corresponding increase in inventory, and customer deposits increased $2.6 million in the Middle East related to new project business. Cash used in operations in 2017 was $1.8 million compared to $5.5 million in 2016, an improvement of $3.7 million.

Net cash used in investing activities during 2017 was $2.4 million, compared to net cash provided by investing activities during 2016 of $10.2 million. The Company estimates that capital expenditures for 2018 may be between $3.0 million to $4.0 million, and the Company may finance capital expenditures through real estate mortgages, term loans, equipment financing loans, internally generated funds and its revolving line of credit. The majority of such expenditures relates to diversification and expansion of business worldwide.

Debt totaled $15.8 million on January 31, 2018. Net cash provided by financing activities in 2017 was $3.5 million, compared to net cash used in 2016 was $14.9 million. For additional information, see Note 8 - Debt, in the Notes to Consolidated Financial Statements. Other long-term liabilities of $0.5 million were composed primarily of deferred rent.

The following table summarizes the Company's estimated contractual obligations on January 31, 2018.

($ in thousands)		Year Ending January 31,
Contractual obligations	Total	2019	2020	2021	2022	2023	Thereafter
Revolving line North America (1)	$7,273	$7,273	$—	$—	$—	$—	$—
Mortgages (2)	12,111	743	730	717	703	690	8,528
Revolving line foreign (3)	130	130	—	—	—	—	—
Subtotal	19,514	8,146	730	717	703	690	8,528
Capitalized lease obligations	946	323	257	255	89	22	—
Operating lease obligations (4)	16,259	1,884	1,628	1,536	1,494	1,468	8,249
Employment agreements (5)	1,300	168	—	—	—	—	1,132
Contractual obligations of discontinued operations (6)	137	137	—	—	—	—	—
Uncertain tax position obligations (7)	118	—	—	—	—	—	118
Total	$38,274	$10,658	$2,615	$2,508	$2,286	$2,180	$18,027

Notes to contractual obligations table:

(1)
Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2018, and the weighted average interest rate of 4.65% on that debt, such interest was being incurred at an annual rate of approximately $0.2 million.

(2)	Scheduled maturities, including interest.

(3)	Scheduled maturities of foreign revolver line, including interest.

(4)	Minimum contractual amounts, assuming no changes in variable expenses.

(5)	Refer to the index for a description of compensation and separation plans.

(6)	Included payments for other liabilities included in discontinued operations.

(7)	Refer to Note 10 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

Revolving line North America. On September 24, 2014, the Company entered into a Credit and Security agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. On January 31, 2018, the Company was in compliance with all covenants under the Credit Agreement. The domestic revolving line balances as of January 31, 2018 and 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On January 31, 2018, the Company had borrowed $7.3 million at 7.0%, 5.06% and 3.95% and had $0.9 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw-downs on the line of credit.

The Credit Agreement will expire in September 2018. The Company has engaged a financial advisor and is actively pursuing refinancing the Credit Agreement and replacement financing sources.

In the event the Company's refinancing of the Credit Agreement is delayed or unavailable, the Company believes that its cash positions outside of North America could be repatriated and that such cash, together with projected cash flow from operations, would be sufficient to satisfy the Company's repayment obligations under the Credit Agreement and to support the near-term operating cash needs of the Company going forward.

Revolving lines foreign. The Company also has annual credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. Some credit arrangement covenants require a minimum tangible net worth to be maintained, as well as a minimum balance of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On January 31, 2018, the Company was in compliance with the covenants under the credit arrangements. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. The Company's interest rates range from 3.5% to 6.0%. On January 31, 2018, the Company can borrow $13.5 million under these credit arrangements. The Company borrowed $0.1 million and had $4.1 million available under these credit arrangements as of January 31, 2018. In addition, $9.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases. For further information, see Note 8 - Debt, in the Notes to Consolidated Financial Statements.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. Subsequent to January 31, 2018, the Company reduced one of the foreign credit lines by $2.5 million, thus reducing the amount available to borrow by $2.4 million.

In 2017, the Company obtained three capital leases for $1.1 million CAD (approximately $0.8 million USD at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these capital leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is a significant benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Equity-based compensation. Stock compensation expense for employee equity awards is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards. Determining the fair value of stock options using the Black-Scholes model requires judgment.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2018 and 2017 and the notes thereto are set forth as an exhibit hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of January 31, 2018. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company during its preparation and review of the Company's financial statements for the fiscal quarter ended July 31, 2017 related to the Company's accounting for stock-based compensation cost. Specifically, the Company had improperly reversed stock-based compensation costs for vested equity awards that expired, terminated or were cancelled unexercised. This accounting error was attributable to the Company’s lack of technical accounting knowledge.

As described below, the Company has adopted and implemented policies and procedures to ensure that its accounting staff has the necessary technical accounting knowledge. These controls have been operating since July 31, 2017 and for the quarter ending January 31, 2018.

Notwithstanding the material weakness described above, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As reported in the Company’s assessment of the effectiveness of its internal control over financial reporting, the Company identified an accounting error during its preparation and review of the Company’s financial statements for the fiscal quarter ended July 31, 2017 related to the Company’s accounting for stock-based compensation cost. Specifically, the Company had improperly reversed stock-based compensation cost for vested equity awards that expired, terminated or were cancelled unexercised. This accounting error was attributable to the Company’s lack of technical accounting knowledge and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting.

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

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to recording stock-based compensation cost and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Item 9B. OTHER INFORMATION - None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2018 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11 EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2018 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2018 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2018 annual meeting of stockholders.

Item 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2018 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Perma-Pipe International Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2004.
Chicago, Illinois
April 19, 2018

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended January 31,
(In thousands, except per share data)	2018	2017

Net sales	$105,248	$98,845
Cost of sales	93,506	87,129
Gross profit	11,742	11,716

Operating expenses:
General and administrative expense	16,214	17,579
Selling expense	5,040	5,721
Total operating expenses	21,254	23,300

Loss from operations	(9,512)	(11,584)

Loss on consolidation of joint venture	—	(1,620)

Interest expense, net	697	569
Loss from continuing operations before income taxes	(10,209)	(13,773)

Income tax benefit	(233)	(611)

Loss from continuing operations	(9,976)	(13,162)

Income from discontinued operations, net of tax	—	688

Net loss	($9,976)	($12,474)

Weighted average common shares outstanding
Basic and diluted	7,680	7,488

Loss per share from continuing operations
Basic and diluted	($1.30)	($1.76)
Earnings per share from discontinued operations
Basic and diluted	$0.00	$0.09
Loss per share
Basic and diluted	($1.30)	($1.67)

See accompanying Notes to Consolidated Financial Statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Twelve months ended January 31,
(In thousands)	2018	2017

Net loss	($9,976)	($12,474)

Other comprehensive income (loss)
Currency translation adjustments, net of tax	1,185	818
Minimum pension liability adjustment, net of tax	165	423
Realized/unrealized gain/(loss) on marketable security, net of tax	(92)	15
Other comprehensive income	1,258	1,256

Comprehensive loss	($8,718)	($11,218)
See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except per share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,084	$7,603
Restricted cash	1,237	1,098
Trade accounts receivable, less allowance for doubtful accounts of $469 on January 31, 2018 and $305 on January 31, 2017	32,936	31,271
Inventories	16,856	13,565
Assets of discontinued operations	—	25
Prepaid expenses and other current assets	2,703	2,171
Costs and estimated earnings in excess of billings on uncompleted contracts	1,502	2,091
Total current assets	62,318	57,824
Property, plant and equipment, net of accumulated depreciation	34,509	36,275
Other assets
Deferred tax assets	391	147
Goodwill	2,423	2,279
Other assets	4,943	5,086
Total other assets	7,757	7,512
Total assets	$104,584	$101,611
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,186	$10,901
Commissions and management incentives payable	787	1,845
Accrued compensation and payroll taxes	1,580	2,188
Revolving line North America	7,273	3,813
Current maturities of long-term debt	753	658
Customers' deposits	5,236	2,640
Liabilities of discontinued operations	137	199
Outside commission liability	1,800	1,612
Other accrued liabilities	4,122	2,360
Billings in excess of costs and estimated earnings on uncompleted contracts	1,967	1,100
Income tax payable	1,339	684
Total current liabilities	39,180	28,000
Long-term liabilities
Long-term debt, less current maturities	7,728	7,258
Deferred compensation liabilities	4,098	4,571
Deferred tax liabilities	1,242	1,829
Other long-term liabilities	524	540
Total long-term liabilities	13,592	14,198
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,717 issued and outstanding January 31, 2018 and 7,595 issued and outstanding January 31, 2017	77	76
Additional paid-in capital	56,304	55,358
Treasury Stock; 0 shares on January 31, 2018 and 27 shares on January 31, 2017	—	(170)
(Accumulated deficit) retained earnings	(3,103)	6,873
Accumulated other comprehensive loss	(1,466)	(2,724)
Total stockholders' equity	51,812	59,413
Total liabilities and stockholders' equity	$104,584	$101,611
See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp. Income (Loss)	Total Stockholders' Equity

Total stockholders' equity on January 31, 2016	$74	$53,877	($290)	$19,347	($3,980)	$69,028

Net loss				(12,474)		(12,474)
Common stock issued under stock plans, net of shares used for tax withholding	2	296	120			418
Stock-based compensation expense		1,185				1,185
Pension liability adjustment					831	831
Marketable security					24	24
Foreign currency translation adjustment					799	799
Tax expense on above items					(398)	(398)
Total stockholders' equity on January 31, 2017	$76	$55,358	($170)	$6,873	($2,724)	$59,413

Net loss				(9,976)		(9,976)
Common stock issued under stock plans, net of shares used for tax withholding	1	(215)	170			(44)
Stock-based compensation expense		1,161				1,161
Pension liability adjustment					165	165
Marketable security					(142)	(142)
Foreign currency translation adjustment					1,141	1,141
Tax benefit on above items					94	94
Total stockholders' equity on January 31, 2018	$77	$56,304	$0	($3,103)	($1,466)	$51,812

Common stock shares	2017	2016
Balance beginning of year	7,595,509	7,305,925
Treasury stock released	26,753	17,813
Shares issued	94,280	271,771
Balance end of year	7,716,542	7,595,509

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended January 31,
(In thousands)	2018	2017
Operating activities
Net loss	($9,976)	($12,474)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	5,031	5,521
Loss on consolidation of joint venture	—	1,620
Gain on disposal of subsidiary	(166)	(127)
Deferred tax benefit	(958)	(33)
Stock-based compensation expense	1,447	1,446
Cash surrender value on life insurance policies	—	(135)
Provision on uncollectible accounts	15	657
Loss (gain) on disposal of fixed assets	219	(292)
Gain on sale of marketable securities	(142)	—
Changes in operating assets and liabilities
Accounts payable	4,551	(1,917)
Accrued compensation and payroll taxes	(1,780)	(9,227)
Inventories	(3,274)	5,452
Customers' deposits	2,596	(2,303)
Income taxes receivable and payable	(75)	(128)
Prepaid expenses and other current assets	(471)	(997)
Accounts receivable	(1,076)	13,698
Costs and estimated earnings in excess of billings on uncompleted contracts	1,455	296
Other assets and liabilities	762	(6,514)
Net cash used in operating activities	(1,842)	(5,457)
Investing activities
Net proceeds from sale of discontinued operations	—	9,606
Capital expenditures	(2,532)	(2,257)
Proceeds from sale of marketable securities	142	—
Acquisition of interest in subsidiary, net of cash acquired	—	(4,672)
Proceeds from surrender of corporate-owned life insurance policies	—	3,185
Proceeds from sales of property and equipment	1	4,356
Net cash (used in) provided by investing activities	(2,389)	10,218
Financing activities
Proceeds from revolving lines	40,485	40,033
Proceeds from debt	—	6,059
Payments of debt on revolving lines	(37,354)	(49,303)
Payments of other debt	(211)	(10,151)
Increase (decrease) in drafts payable	34	(323)
Proceeds (payments) on capitalized lease obligations	546	(1,677)
Release of treasury stock	170	120
Stock options exercised and restricted shares issued	(214)	297
Net cash provided by (used in) financing activities	3,456	(14,945)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	395	(70)
Net decrease in cash, cash equivalents and restricted cash	(380)	(10,254)
Cash, cash equivalents and restricted cash - beginning of period	8,701	18,955
Cash, cash equivalents and restricted cash - end of period	$8,321	$8,701
Supplemental cash flow information
Interest paid	$804	$773
Income taxes paid	1,080	1,381
Fixed assets acquired under capital leases	841	8
Funds held in escrow related to the sale of Filtration assets	—	502
See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED January 31, 2018 and 2017
(Tabular dollars in thousands, except per share data)

Note 1 - Business information

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

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2017 and 2016 are the fiscal years ended January 31, 2018 and 2017, respectively.

Nature of business. The Company engineers, designs, manufactures and sells specialty piping and leak detection and location systems. Specialty piping systems include (i) industrial and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (ii) insulated and jacketed piping systems for district heating and cooling, Municipal Freeze Protection, Oil & Gas, Mining and Industrial applications, and (iii) the coating and/or insulation of oil and gas gathering flow and long lines for oil and mineral transportation. The Company's leak detection and location systems are sold with its piping systems and on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Prior to January 29, 2016, the Company had a Filtration Products segment. This business is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been restated to conform to the current year reporting of this business. For further information, see Note 5 - Discontinued operations, in the Notes to Consolidated Financial Statements.

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers was 59.5% in 2017 compared to 57.0% in 2016. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2017	2016
Net sales
United States	$42,648	$42,048
Canada	31,206	25,915
Middle East	26,322	28,009
India	1,317	2,360
Other	3,755	513
Total net sales	$105,248	$98,845

Property, plant and equipment, net of accumulated depreciation
United States	$11,307	$11,747
Canada	13,868	13,276
Middle East	9,119	10,987
India	215	265
Total	$34,509	$36,275

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

Operating cycle. The length of contracts vary, but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $7.1 million and $7.6 million as of January 31, 2018 and 2017, respectively. On January 31, 2018, $0.7 million was held in the U.S. and $6.4 million was held in the foreign subsidiaries. On January 31, 2017, $0.2 million was held in the U.S. and $7.4 million was held in the foreign subsidiaries.

Accounts payable included drafts payable of less than $0.1 million for both January 31, 2018 and 2017.

Restricted cash. Restricted cash, held by foreign subsidiaries, was $1.2 million and $1.1 million as of January 31, 2018 and 2017, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	2017	2016
Cash and cash equivalents	$7,084	$7,603
Restricted cash	1,237	1,098
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,321	$8,701

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the U.A.E. and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $5.4 million (inclusive of a retention receivable amount of $3.7 million, of which $3.2 million was included in the balance of other long-term assets as of January 31, 2018 and 2017 due to the long-term nature of the receivables – see Note 6 – Retention) has been outstanding for several years as of January 31, 2018. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this amount, and has recently received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2018. However, if the Company’s efforts to collect on this account are not successful in fiscal 2018, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

On January 31, 2018 and 2017, no customer accounted for more than 10% of the Company's net sales.

Three customers accounted for 34.9% of accounts receivable on January 31, 2018, and two customers accounted for 33.2% of accounts receivable on January 31, 2017.

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

Accumulated other comprehensive loss. Accumulated other comprehensive loss represents the change in equity from non-owner transactions and consisted of foreign currency translation, minimum pension liability and marketable securities.

(In thousands)	2017	2016
Equity adjustment foreign currency, gross	($268)	($1,409)
Minimum pension liability, gross	(1,307)	(1,472)
Marketable security, gross	—	142
Subtotal excluding tax effect	(1,575)	(2,739)
Tax effect of foreign exchange currency	(6)	(50)
Tax effect of minimum pension liability	115	115
Tax effect of marketable security	—	(50)
Total accumulated other comprehensive loss	($1,466)	($2,724)

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

(In thousands)	2017	2016
Raw materials	$17,166	$13,648
Work in process	291	1,105
Finished goods	1,024	836
Subtotal	18,481	15,589
Less allowance	1,625	2,024
Inventories	$16,856	$13,565

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation. Depreciation expense was approximately $4.9 million in 2017 and $5.3 million in 2016.

(In thousands)	2017	2016
Land, buildings and improvements	$22,796	$22,330
Machinery and equipment	47,009	44,538
Furniture, office equipment and computer systems	4,504	4,704
Transportation equipment	3,490	3,690
Subtotal	77,799	75,262
Less accumulated depreciation	43,290	38,987
Property, plant and equipment, net of accumulated depreciation	$34,509	$36,275

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. The Company reported a loss in 2017 and2016. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Based on the Company's review of the projected cash flows over the remaining useful lives of the assets, management has determined that there was no impairment of long-lived assets as of January 31, 2018 and 2017.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2018 and 2017, is attributable to the purchase of Perma-Pipe Canada, Ltd. ("PPC"). The Company does not amortize goodwill.

(In thousands)	January 31, 2017	Foreign exchange change effect	January 31, 2018
Goodwill	$2,279	$144	$2,423

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

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill in 2017 or 2016.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.6 million as of January 31, 2018 and 2017. Accumulated amortization was approximately $2.4 million as of January 31, 2018 and 2017. Future amortization over the next five years ending January 31 will be less than $0.1 million in the years 2018 to 2022 and less than $0.1 million thereafter.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.3 million in 2017 and $0.2 million in 2016.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets and liabilities for realizability at each reporting period.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For further information, see Note 10 - Income taxes in the Notes to Consolidated Financial Statements.

Net loss per common share. Earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding (basic). The Company reported net losses in 2017 and 2016; therefore, the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding (in thousands)	2017	2016
Basic weighted average number of common shares outstanding	7,680	7,488
Dilutive effect of stock options, deferred stock and restricted stock units	—	—
Weighted average number of common shares outstanding assuming full dilution	7,680	7,488

Stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	139	306
Canceled options during the year	(131)	(159)
Stock options with an exercise price below the average stock price	219	218

Equity-based compensation. The Company issues various types of stock-based awards to employees and directors: restricted stock, deferred stock and stock options. Non-cash compensation expense associated with restricted stock is based on the fair value of the common stock at the date of grant, and amortized using the straight line method over the vesting period. Compensation expense associated with deferred stock which is awarded to the Board of Directors (non-employee) is based upon the fair value of the common stock at the date of grant, and since the grant vests immediately it is expensed on the date of the grant. A mark-to-market adjustment is recognized on a quarterly basis on these shares, which is booked to stock compensation expense, with the offset booked to the deferred compensation liability account. Stock compensation expense for stock options is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards.

Segments. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions regarding resource allocation and assessing performance The Company’s Chief Executive Officer is the CODM, and he uses a combination of several management reports, including the Company's financial information in determining how to allocate resources and assess performance. The Company has determined that it operates in one segment.

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

Reclassifications. Reclassifications were made to the prior-year consolidated statement of cash flows to conform to the current-year presentations to the consolidated financial statements. A reclassification of $2.0 million was made to deferred compensation liabilities from current compensation liabilities on the balance sheet. Reclassifications were immaterial to the financial statements. In Note 7, Costs and estimated earnings on uncompleted contracts were reported on an aggregated basis instead of a net basis for the current open contracts. Prior-year presentation has been updated to reflect the amounts on a net basis, and there was no change to the consolidated financial statements. In Note 11, Retirement plans investments that are measured at fair value are now shown separately on the asset allocation level table, and there was no change to the consolidated financial statements.

Recent accounting pronouncements. In March 2016, the FASB issued guidance relating to the accounting for share-based payment transactions. This guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for the Company beginning in its fiscal year 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this new guidance in the first quarter of 2017, and it did not have a material impact on the Company's operating results, financial position or cash flows.

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

In March 2017, the FASB issued authoritative guidance that changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance is effective for the Company starting February 1, 2018 and will be applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The Company does not expect the adoption of this guidance to have a material impact on the results of operations or financial position.

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

The Company has completed staff education and has completed the discovery and analysis phases of reviewing contracts and identifying potential differences that would result from applying the new standard to current contracts. There will be no change to the financial position, results of operations, or cash flows when the standard is adopted. The Company will have updated disclosures and has selected the modified retrospective basis with a cumulative adjustment to opening retained earnings in the year of initial adoption. The Company has identified and implemented changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018. The Company does not expect Topic 606 to have a material impact on the financial statements, though internal processes, record keeping and disclosures will be impacted. The new standard is not believed to be material, because Topic 606 generally supports the recognition of revenue over time under the cost-to-cost method for the majority of the contracts, which is consistent with the current percentage of completion revenue recognition model.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

Note 3 - Correction of immaterial errors

An error was identified during the preparation and review of the second quarter, July 31, 2017, financial statements, as stock-based compensation cost and additional paid in capital had been reversed for vested equity awards that expired, terminated or were unexercised. The cumulative adjustment for the stock-based compensation cost covering the period from May 1, 2015 to January 31, 2016 was approximately $0.8 million. The adjustments applicable to the fiscal year ending January 31, 2017 were approximately $0.8 million.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. The prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

A reconciliation of the effects of the adjustments to the previously reported balance sheet and stockholders' equity at January 31, 2017 follows:

(In thousands)	As Reported	Adjustment	Revised
Additional paid in capital	$53,716	$1,642	$55,358
Retained earnings	8,515	(1,642)	6,873

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the year ended January 31, 2017 follows:

(In thousands)	As Reported	Adjustment	Revised
General and administrative expense	$16,783	$796	$17,579
Total operating expenses	22,504	796	23,300
Loss from operations	(10,788)	(796)	(11,584)
Loss from continuing operations before income taxes	(12,977)	(796)	(13,773)
Loss from continuing operations	(12,366)	(796)	(13,162)
Net loss	(11,678)	(796)	(12,474)
Loss per share from continuing operations	(1.65)	(0.11)	(1.76)
Loss per share	(1.56)	(0.11)	(1.67)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the year ending January 31, 2017 follows:

(In thousands)	As Reported	Adjustment	Revised
Net loss	($11,678)	($796)	($12,474)
Stock-based compensation expense	650	796	1,446

Note 4 - Acquisition

PPIH entered into a purchase agreement with its joint venture partner Aegion Corporation to acquire the remaining 51% ownership of PPC, a pipe coating company in Camrose, Alberta, which acquisition closed on February 4, 2016. PPIH had owned a 49% interest in PPC since 2009, when the joint venture was formed with Aegion to serve the oil and gas industry in Western Canada.

The purchase price was $13.1 million CAD ($9.6 million) in cash and debt at closing and is subject to certain post-closing adjustments. The accounting for this acquisition has been completed. The following table represents the allocation of the total consideration in the acquisition of PPC:

Total purchase consideration (in thousands):
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

Note 5 - Discontinued operations

The domestic fabric filter business, which was included in discontinued operations, sold product until operations ceased in the second quarter of 2016. The Filtration business segment is reported as discontinued operations in the consolidated financial statements, and the notes to consolidated financial statements have been revised to conform to the current year reporting. For the year ended January 31, 2017, tax expense was $1.0 million, and income from discontinued operations net of tax was $0.7 million.

Results of the discontinued operations were as follows:

(In thousands)	2017	2016
Net sales	$—	$10,467

Gain on disposal of discontinued operations	—	209
Income from discontinued operations	—	1,522
Income from discontinued operations before income taxes	—	1,731
Income tax expense	—	1,043
Income from discontinued operations, net of tax	$—	$688

Components of assets and liabilities from discontinued operations consist of the following:

	January 31,
(In thousands)	2018	2017
Current assets
Trade accounts receivable, net	$—	$25
Total assets from discontinued operations	$—	$25

Current liabilities
Trade accounts payable, accrued expenses and other	$137	$199
Total liabilities from discontinued operations	$137	$199

Cash flows from discontinued operations:

	January 31,
(In thousands)	2018	2017
Net cash (used in) provided by discontinued operating activities	($37)	$1,133
Net cash provided by discontinued investing activities	—	9,606
Net cash used in discontinued financing activities	—	(10,739)

Note 6 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contractual agreement. Retention receivables of $2.4 million and $2.7 million were included in the balance of trade accounts receivable as of January 31, 2018 and 2017, respectively. A retention receivable of $3.2 million was included in the balance of other long-term assets as of January 31, 2018 and 2017 due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

Note 7 - Costs and estimated earnings on uncompleted contracts

(In thousands)	2017	2016
Costs incurred on uncompleted contracts	$11,955	$17,015
Estimated earnings	6,336	16,137
Earned revenue	18,291	33,152
Less billings to date	18,756	32,161
Costs in excess of billings, net	($465)	$991
Balance sheet classification
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,502	$2,091
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,967)	(1,100)
Costs in excess of billings, net	($465)	$991

Note 8 - Debt

(In thousands)	2017	2016
Revolving line North America	$7,273	$3,813
Mortgage notes	7,723	7,463
Revolving lines foreign	123	301
Term loans	—	80
Capitalized lease obligations	846	283
Total debt	15,965	11,940
Unamortized debt issuance costs	(200)	(165)
Less current maturities	8,037	4,517
Total long-term debt	$7,728	$7,258

Current portion of long-term debt	$8,037	$4,517
Unamortized debt issuance costs	(11)	(46)
Total short-term debt	$8,026	$4,471

The following table summarizes the Company's scheduled maturities on January 31:

(In thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Revolving line North America	$7,273	$7,273	$—	$—	$—	$—	$—
Mortgages	7,723	367	372	377	383	389	5,835
Revolving line foreign	123	123	—	—	—	—	—
Capitalized lease obligations	846	274	224	240	86	22	—
Total	$15,965	$8,037	$596	$617	$469	$411	$5,835

Revolving line North America. On September 24, 2014, the Company entered into a Credit and Security Agreement with a financial institution (as amended, the "Credit Agreement"). Under the terms of the Credit Agreement, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. In a seventh amendment to the Credit Agreement executed on December 14, 2017, the lenders under the Credit Agreement increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada.

Interest rates under the Credit Agreement vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On January 31, 2018, the Company had borrowed $7.3 million at 7%, 5.06% and 3.95% and had $0.9 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations is provided by draw-downs on the line of credit.

On January 31, 2018, the Company was in compliance with all covenants under the Credit Agreement. The North American revolving line balances as of January 31, 2018 and 2017 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause.

The Credit Agreement will expire on September 25, 2018. The Company has engaged a financial advisor and is actively pursuing refinancing the Credit Agreement and replacement financing sources.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On January 31, 2018, the Company was in compliance with the covenants under the credit arrangement. Interest rates are 4.0% per annum below National Bank of Fujairah Base Rate, minimum 3.5% per annum, and Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum. The Company's interest rates range from 3.5% to 6.0% on January 31, 2018. On January 31, 2018, the Company can borrow $13.5 million under these credit arrangements. The Company borrowed $0.1 million and had $4.1 million available under these credit arrangements as of January 31, 2018. In addition, $9.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases.

The Company has a revolving line for 14.6 million Saudi Riyal (approximately $3.9 million U.S. dollars at the prevailing exchange rate on the transaction date) from a Saudi Arabian bank. The loan has an interest rate of approximately 6% and matures April 2018. Subsequent to January 31, 2018, the Company reduced this revolving line to 5.4 million Saudi Riyal (approximately $1.4 million) which matures October 2018.

The Company has a revolving line for 10 million Dirhams (approximately $2.7 million U.S. dollars at the prevailing exchange rate on the transaction date) from a bank in the U.A.E. The loan has an interest rate of approximately 6% and matures June 2018.

The Company has a revolving line for 25.5 million Dirhams (approximately $6.4 million U.S. dollars at the prevailing exchange rate on the transaction date) from a bank in the U.A.E. The loan has an interest rate of approximately 6% and matures July 2018.

The Company’ credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages. On July 28, 2016, the Company borrowed $8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7%, with monthly payments of $31 thousand CAD (approximately $24 thousand) for interest; and monthly payments of $27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

On June 19, 2012, the Company borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. The loan bears interest at 4.5% with monthly payments of $13 thousand for both principal and interest and matures July 1, 2027. On June 19, 2022, and on the same day of each year thereafter, the interest rate shall adjust to the prime rate, provided that the applicable interest rate shall not adjust more than 2.0% per annum and shall be subject to a ceiling of 18.0% and a floor of 4.5%.

Capital leases. On October 20, 2017, the Company obtained a capital lease for $0.18 million CAD (approximately $0.1 million at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 4.0% per annum with monthly principal and interest payments of $3 thousand, and these leases mature on September 29, 2022.

On May 5, 2017, the Company obtained two capital leases for a total of $0.94 million CAD (approximately $0.7 million USD at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 7.8% per annum with monthly principal and interest payments of $9 thousand, and these leases mature on April 30, 2021.

On August 5, 2016, the Company obtained a capital lease for 0.6 million Indian Rupees (approximately $8 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this capital lease is 15.6% per annum with monthly principal and interest payments of less than a thousand dollars, and the lease matures on July 5, 2019.

On June 26, 2014, the Company obtained two capital leases for $0.9 million CAD (approximately $0.9 million at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 3.25% per annum with monthly principal and interest payments of $14 thousand, and these leases mature on June 25, 2018.

On July 1, 2014, the Company obtained a capital lease for $49,000 CAD (approximately $52 thousand at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this capital lease is 3.25% per annum with monthly principal and interest payments of $1 thousand, and the lease matures in June 30, 2018.

Note 9 - Lease information

Property under capitalized leases (in thousands)	2017	2016
Machinery and equipment	$1,729	$1,308
Transportation equipment	9	22
Subtotal	1,738	1,330
Less accumulated amortization	699	646
Total	$1,039	$684

The Company has several significant operating lease agreements as follows:

•	Office Space of approximately 31,650 square feet in Niles, IL is leased until October, 2023.

•	Seven acres of land in Louisiana is leased through March, 2022.

•	Eleven acres of land in Canada is leased through December, 2030.

•	Nine acres of land in the Kingdom of Saudi Arabia is leased through April, 2030.

•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June, 2030.

•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July, 2032.

•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December, 2032.

The Company had leased one of its administrative offices in the U.A.E. from a partnership in which a former employee of the Company is a partner. Total rent paid to the partnership was $0.2 million and $0.3 million in 2017 and 2016, respectively. The Company has since ended this lease arrangement. Lease payments were based on prevailing market rates.

On January 31, 2018, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

(In thousands)	Operating Leases	Capital Leases
2018	$1,884	$323
2019	1,628	257
2020	1,536	255
2021	1,494	89
2022	1,468	22
Thereafter	8,249	—
Subtotal	16,259	946
Less Amount representing interest	—	100
Future minimum lease payments	$16,259	$846

Rental expense for operating leases was $2.9 million and $2.1 million in 2017 and 2016, respectively.

Note 10 - Income taxes

Loss from continuing operations before income taxes (in thousands)	2017	2016
Domestic	($7,924)	($9,261)
Foreign	(2,285)	(4,512)
Total	($10,209)	($13,773)

Components of income tax benefit (in thousands)	2017	2016
Current
Federal	$—	($106)
Foreign	697	837
State and other	28	(1,309)
Total current income tax expense (benefit)	725	(578)
Deferred
Federal	(33)	—
Foreign	(925)	(33)
State and other	—	—
Total deferred income tax benefit	(958)	(33)
Total income tax benefit	($233)	$(611)

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax, respectively. Since the Company is a fiscal taxpayer, the Company is subject to a blended rate of 33.83% as of January 31, 2018. In addition, in 2017 the Company was subject to the onetime transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make future adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of January 31, 2018 and are subject to change during 2018.

One-time transition tax

The Tax Act requires us to pay U.S. income taxes on accumulated earnings of its foreign subsidiaries not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. After going through the steps of the deemed repatriation calculation, the aggregate deferred foreign income inclusion is estimated at $23.2 million. This income is fully offset by the use of NOL carryforwards and the current year domestic loss, resulting in no regular tax on the income.

As a result of the onetime transition tax, the Company estimates it will no longer have its foreign earnings subject to U.S. tax. Earnings in the Company's subsidiaries in Canada, and Denmark, are not permanently reinvested, and earnings in the India subsidiary are partially permanently reinvested. With the enactment of the mandatory repatriation, U.S. income taxes will no longer be calculated on the deferred impact of the non-permanently reinvested portion. Going forward these earnings will be subject to tax in their local jurisdiction, and only the impact of the India dividend distribution tax and Canadian withholding taxes will be recorded.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of the Middle Eastern subsidiaries.

Deferred tax effects

As a result of the Tax Act, the Company revalued deferred balances to a tax rate of 21% as of the date of enactment, which resulted in a tax expense of $2.2 million and tax benefit of $0.4 million related to a reduction in the federal benefit of state taxes. This tax expense is fully offset by a valuation allowance, therefore, there was no impact to the income statement.

Global intangible low taxed income ("GILTI")

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of this Tax Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI. Because the Company remains in a domestic NOL carryforward position and has a valuation allowance on its deferred tax assets, the Company does not expect an impact to the income statement.

The effective tax rate ("ETR") in 2017 has been significantly impacted by the Company reporting a pre-tax loss for the year, a portion of which was generated by the subsidiary in the U.A.E., which receives no tax benefit due to a zero tax rate in that country and due to the impact of the full valuation allowance maintained against domestic deferred tax assets.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 33.83% was as follows:

(In thousands)	2017	2016
Tax benefit at federal statutory rate	($3,459)	($4,683)
Federal rate change	2,243	—
State benefit, net of federal income tax effect	(440)	(103)
Excess income tax on share-based compensation	(183)	—
Domestic valuation allowance	(1,206)	838
Permanent differences other	162	205
Valuation allowance for state NOLs	297	122
Differences in foreign tax rate	732	2,131
Foreign tax credit	—	(1,249)
Domestic deferred tax true ups	(364)	—
Repatriation	1,880	1,338
Valuation allowance for foreign NOLs	—	(36)
Nontaxable income from the Canadian joint venture	—	551
Nondeductible interest	—	242
All other, net expense	105	33
Total income tax benefit	($233)	($611)

The Company has a U.S. Federal operating loss carryforward of $12.7 million that will begin to expire in the year ending January 31, 2031.

The deferred tax asset ("DTA") for state NOL carryforwards of $2.2 million relates to amounts that expire at various times from 2022 to 2031.

The Company has a DTA foreign NOL carryforward of $0.3 million for its subsidiary in Saudi Arabia that can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the foreign tax jurisdictions.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

For the year ending January 31, 2018, the Company has determined that there is not a greater than 50% likelihood that all of the domestic DTAs will be realized based on the available evidence. The Company recorded a full valuation allowance against the remaining domestic net DTAs on January 31, 2013 net of uncertain tax positions ("UTP"). The Company continues to have a valuation allowance on its domestic DTAs since domestic losses continue to be generated.

The Company has a deferred tax asset of $9.7 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire in January 31, 2022.

Components of deferred income tax assets (in thousands)	2017	2016
U.S. Federal NOL carryforward	$1,795	$7,765
Deferred compensation	341	346
Research tax credit	2,703	2,703
Foreign NOL carryforward	332	185
Foreign tax credit	9,749	4,695
Stock compensation	506	804
Other accruals not yet deducted	270	514
State NOL carryforward	2,157	1,574
Accrued commissions and incentives	423	765
Inventory valuation allowance	96	110
Other	81	5
Deferred tax assets, gross	18,453	19,466
Valuation allowance	(17,198)	(16,551)
Total deferred tax assets, net of valuation allowances	$1,255	$2,915

Components of the deferred income tax liability
Depreciation	($1,941)	($2,778)
Foreign subsidiaries unremitted earnings	(101)	(1,750)
Prepaid	(64)	(69)
Total deferred tax liabilities	($2,106)	($4,597)

Deferred tax liability, net	($851)	($1,682)

Balance sheet classification
Long-term assets	$391	$147
Long-term liability	(1,242)	(1,829)
Total deferred tax liabilities, net of valuation allowances	($851)	($1,682)

The following table summarizes UTP activity, excluding the related accrual for interest and penalties:

(In thousands)	2017	2016
Balance at beginning of the year	$1,331	$1,313
Increases in positions taken in a prior period	6	3
Increases in positions taken in a current period	5	19
Decreases due to lapse of statute of limitations	(34)	(4)
Decreases due to settlements	(7)	—
Balance at end of the year	$1,301	$1,331

Included in the total UTP liability were estimated accrued interest and penalty of less than $0.1 million in both January 31, 2018 and January 31, 2017. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2018, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2018 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $1.3 million of the amount accrued on January 31, 2018 would impact the ETR, if reversed.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Internal Revenue Service, ("IRS"), began an audit of the fiscal year ended

January 31, 2015 in August 2016. In 2017, the tax audit concluded with no change made to the reported tax. Tax years related to January 31, 2014, 2015 and 2016 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years.

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

Note 11 - Retirement plans

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

(In thousands)	2017	2016
Level 1 market value of plan assets
Equity securities	$3,819	$3,000
U.S. bond market	1,843	2,188
Real estate securities	199	214
Subtotal	5,861	5,402
Level 2 significant other observable inputs
Money market fund	$171	$306
Subtotal	171	306
Investments measured at net asset value*	$668	$520
Total	$6,700	$6,228

* Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of benefit obligations, plan assets and funded status of plan.

On January 31, 2018, plan assets were held 70% in equity, 27% in debt and 3% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of approximately 60% equities, 30% fixed income and 10% alternative investments, diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2017 resulted in $0.8 million actual gain on plan assets as presented below, which increased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, which is the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan (in thousands)	2017	2016
Accumulated benefit obligations
Vested benefits	$6,658	$6,500
Accumulated benefits	$6,658	$6,500

Change in benefit obligation
Benefit obligation - beginning of year	$6,500	$7,020
Interest cost	253	278
Actuarial loss (gain)	249	(493)
Benefits paid	(344)	(305)
Benefit obligation - end of year	$6,658	$6,500

Change in plan assets
Fair value of plan assets - beginning of year	$6,228	$5,883
Actual gain on plan assets	816	650
Benefits paid	(344)	(305)
Fair value of plan assets - end of year	$6,700	$6,228

Unfunded status	$42	$(272)

Balance sheet classification
Prepaid expenses and other current assets	$349	$348
Other assets	1,350	1,201
Deferred compensation liabilities	(1,657)	(1,821)
Net amount recognized	$42	$(272)

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$1,307	$1,472
Net amount recognized	$1,307	$1,472

Weighted-average assumptions used to determine net cost and benefit obligations	2017	2016
End of year benefit obligation discount rate	3.70%	4.00%
Service cost discount rate	4.00%	4.05%
Expected return on plan assets	8.00%	8.00%

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

Components of net periodic benefit cost (in thousands)	2017	2016
Interest cost	$253	$278
Expected return on plan assets	(484)	(458)
Recognized actuarial loss	82	146
Net periodic benefit income	($149)	($34)

Amounts recognized in other comprehensive income (in thousands)
Actuarial (loss) gain on obligation	($249)	$493
Actual gain on plan assets	414	338
Total in other comprehensive income	$165	$831

Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets.

Cash flows (in thousands)
Expected employer contributions for the fiscal year ending January 31, 2019	$—
Expected employee contributions for the fiscal year ending January 31, 2019	—
Estimated future plan benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2019	349
2020	348
2021	342
2022	347
2023	347
2024 - 2028	$1,737

401(k) plan

The domestic employees of the Company participate in the PPIH 401(k) Employee Savings Plan, which is applicable to all employees except employees covered by collective bargaining agreement benefits. The plan allows employee pretax payroll contributions from 1% to 16% of total compensation. The Company matches 100% of each participant's payroll deferral contributions up to 1% of their compensation, plus 50% of each participant's payroll deferral contributions on the next 5% of compensation.

Contributions to the 401(k) plan were $0.3 million and $0.4 million for the years ended January 31, 2018 and 2017, respectively.

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

The Company has assessed and determined that the multi-employer plans to which it contributes are not significant to the Company's consolidated financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the contract period. The Company made contributions to the bargaining unit supported multi-employer pension plans (in thousands):

Plan Name	EIN	Plan #	Funded Zone Status	FIP/RP Status Pending/Implemented	2017 Contribution	2016 Contribution	Surcharge Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	$209	$257	No	3/31/2019

Note 12 - Stock-based compensation

At January 31, 2018, the Company had the following incentive stock plans:

•	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017, which stockholders approved in June 2017;

•	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013, which stockholders approved in June 2013;

•	2009 Non-Employee Directors Stock Option Plan, which stockholders approved in June 2009;

•	2004 Stock Incentive Plan, which stockholders approved in June 2004;

•	2001 Independent Directors Stock Option Plan, which stockholders approved in June 2001.
At January 31, 2018, the Company had reserved a total of 718,730 shares for issuance under these incentive stock plans.
The 2017 Plan and 2013 Plan provide for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code; and the 2009 Plan, 2004 Plan and 2001 Plan provide for the grant of non-qualified stock options. All of the Plans authorize awards to officers, employees, consultants, and directors.

Stock compensation expense

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors. The Company recognized the following stock based compensation expense:

(In thousands)	2017	2016
Stock-based compensation expense	$94	$256
Restricted stock based compensation expense	$1,353	$1,190

Stock options

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

2.	Expected volatility - an estimate based on the historical volatility of PPIH common stock's weekly closing stock price for the expected life; and

3.	Expected life of the option - an estimate based on historical experience including the effect of employee terminations.

		2017	2016
1.	Risk-free interest rate	—%	1.2%
2.	Expected volatility	—%	43.2%
3.	Expected life in years	0	5.0
4.	Dividend yield	—%	—%

The following summarizes the activity related to options outstanding under all plans for the years ended January 31, 2017 and 2018. The Company did not grant any stock options in 2017.

(Shares in thousands)	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2016	720	$11.38	5.1	$34

Granted	22	7.33
Exercised	(59)	6.70		68
Expired or forfeited	(159)	11.98
Outstanding on January 31, 2017	524	11.55	4.5	534

Options exercisable on January 31, 2017	450	$11.92	3.9	465

Exercised	(35)	6.80		45
Expired or forfeited	(131)	18.54
Outstanding on January 31, 2018	358	9.44	4.0	482

Options exercisable on January 31, 2018	327	$9.56	3.7	$433

The weighted average fair value of options granted, net of options surrendered, during 2016 was estimated at $2.85 per share on the date of grant.

Unvested options outstanding (shares in thousands)	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding on January 31, 2017	74	$9.31	$69
Granted	—	—
Vested	(36)
Expired or forfeited	(7)	10.43
Outstanding on January 31, 2018	31	$8.24	$50

Based on historical experience the Company expects 90% of these options to vest.

As of January 31, 2018, there was $0.1 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 1 year.

Deferred stock

In June 2017 under the Omnibus Plan described above, the Company granted deferred stock units to each non-employee director at the time of the annual meeting of stockholders equal to the result of dividing $40,000 by the fair market value of the common stock on the date of grant. The stock vests on the date of grant, however it will only be distributed to the directors upon their separation from service. Since this stock is granted to non-employees, the Company records a mark-to-market adjustment on a quarterly basis, offsetting this to the deferred liability account.

As of January 31, 2018, there were approximately 90,070 deferred stock units outstanding included in restricted stock activity below:

(In thousands)	2017	2016
Deferred compensation liabilities	$815	$529

Restricted stock

The Company has granted restricted stock to executive officers and employees. The restricted stock vest ratably over three to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended January 31, 2018 and 2017, respectively:

(Shares in thousands)	Restricted shares	Weighted average price	Aggregate intrinsic value
Outstanding on January 31, 2016	163	$6.40	$1,040
Granted	254	7.29
Issued	(123)
Forfeited	(4)	6.72
Outstanding on January 31, 2017	290	$8.75	$2,533

Granted	178	8.06
Issued	(101)
Forfeited	(7)	7.15
Outstanding on January 31, 2018	360	$9.05	$3,254

As of January 31, 2018, there was $1.4 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.1 years.

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

Note 14 - Interest expense, net

(In thousands)	2017	2016
Interest expense	$808	$746
Interest income	(111)	(177)
Interest expense, net	$697	$569

Schedule II
Perma-Pipe International Holdings, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended January 31, 2018 and 2017

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions from reserves (1)	Charged to other accounts (2)	Balance at end of period
Year Ended January 31, 2018
Allowance for possible losses in collection of trade receivables	$305	$247	$135	$52	$469

Year Ended January 31, 2017
Allowance for possible losses in collection of trade receivables	$33	$246	$1	$27	$305

(1) Uncollectible accounts charged off

(2) Primarily related to recoveries from accounts previously charged off and currency translation

EXHIBIT INDEX

The exhibits listed below are filed herewith except the exhibits described below as incorporated by reference. Exhibits not filed herewith are incorporated by reference to such exhibits filed by the Company under the location set forth under the caption "Description and Location" below. The Commission file number for the Company's Exchange Act filings referenced below is 0-18370.

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

3(iii)	Fourth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 22, 2018]
4(a)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(b)	Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's [Current Report on Form 8-K filed on September 24, 1999]
4(c)	Amendment to Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
10(a)	2001 Independent Directors Stock Option Plan, [Incorporated by reference to Exhibit (d)(5) to the Company's Schedule TO filed on May 25, 2001] *
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

10(e)	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2013] *
10(f)
Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated September 24, 2014 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 9, 2014]

10(g)
First Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated February 5, 2015 [Incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on April 16, 2015]

10(h)
Limited Waiver and Second Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated April 30, 2015 [Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed on June 12, 2015]

10(i)
Consent and Third Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated January 29, 2016 [Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed on April 28, 2016]

10(j)
Fourth Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated February 29, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2016]

10(k)
Fifth Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated October 25, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2016]

10(l)
Sixth Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A. dated December 29, 2016 [Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed on April 14, 2017]

10(m)	Seventh Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A.dated December 14, 2017
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

EXHIBIT INDEX
10(p)	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10(q)	Agreement with Bradley Mautner dated January 31, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2017]*
10(r)	Employment agreement with Karl J. Schmidt dated March 17, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]*
10(s)	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 19, 2017] *
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
31
Rule 13a - 14(a)/15d - 14(a) Certifications
(1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Section 1350 Certifications(1) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Perma-Pipe International Holdings, Inc.

Date:	April 19, 2018	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer)))
)
	KARL J. SCHMIDT*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	) )	April 19, 2018
)
	DAVID S. BARRIE*	Director and Chairman of the Board of Directors

	DAVID B. BROWN*	Director	)

	BRADLEY E. MAUTNER*	Director	)

	JEROME T. WALKER*	Director	)

	MARK A. ZORKO*	Director	)

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield