Form 10-Q
period 2018-04-30
Perma-Pipe International Holdings, Inc.
filed 2018-06-12
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018

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

On June 8, 2018, there were 7,725,842 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.
FORM 10-Q
For the fiscal quarter ended April 30, 2018

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,
	2018	2017
Net sales	$28,889	$23,501
Cost of sales	24,664	21,716
Gross profit	4,225	1,785

Operating expenses
General and administrative expenses	3,982	4,286
Selling expenses	1,142	1,316
Total operating expenses	5,124	5,602

Loss from operations	(899)	(3,817)

Interest expense, net	266	157
Loss from operations before income taxes	(1,165)	(3,974)

Income tax benefit	(48)	(485)

Net loss	($1,117)	($3,489)

Weighted average common shares outstanding
Basic and diluted	7,718	7,610

Loss per share
Basic and diluted	($0.14)	($0.46)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2018	2017
Net loss	($1,117)	($3,489)

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(665)	132
Unrealized gain on marketable security, net of tax	—	(5)
Other comprehensive (loss) income	(665)	127

Comprehensive loss	($1,782)	($3,362)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	April 30, 2018	January 31, 2018
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$9,879	$7,084
Restricted cash	1,101	1,237
Trade accounts receivable, less allowance for doubtful accounts of $438 at April 30, 2018 and $469 at January 31, 2018	29,337	32,936
Inventories, net	15,804	16,856
Prepaid expenses and other current assets	2,775	2,703
Contract assets	1,834	1,502
Total current assets	60,730	62,318
Property, plant and equipment, net of accumulated depreciation	33,097	34,509
Other assets
Deferred tax assets - long-term	330	391
Goodwill	2,321	2,423
Other assets	5,051	4,943
Total other assets	7,702	7,757
Total assets	$101,529	$104,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$12,301	$14,186
Accrued compensation and payroll taxes	1,484	1,580
Commissions and management incentives payable	1,301	787
Revolving line North America	7,755	7,273
Current maturities of long-term debt	3,408	753
Customers' deposits	6,207	5,236
Outside commissions payable	1,964	1,800
Contract liability	569	1,967
Other accrued liabilities	2,339	4,259
Income taxes payable	643	1,339
Total current liabilities	37,971	39,180
Long-term liabilities
Long-term debt, less current maturities	7,309	7,728
Deferred compensation liabilities	4,212	4,098
Deferred tax liabilities - long-term	1,187	1,242
Other long-term liabilities	546	524
Total long-term liabilities	13,254	13,592
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,720 issued and outstanding at April 30, 2018 and 7,717 issued and outstanding at January 31, 2018	77	77
Additional paid-in capital	56,578	56,304
(Accumulated deficit) retained earnings	(4,220)	(3,103)
Accumulated other comprehensive loss	(2,131)	(1,466)
Total stockholders' equity	50,304	51,812
Total liabilities and stockholders' equity	$101,529	$104,584
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Total stockholders' equity at January 31, 2018	$77	$56,304	($3,103)	($1,466)	$51,812

Net loss			($1,117)		(1,117)
Common stock issued under stock plans, net of shares used for tax withholding	—	25			25
Stock-based compensation expense		249			249
Foreign currency translation adjustment				(665)	(665)
Total stockholders' equity at April 30, 2018	$77	$56,578	($4,220)	($2,131)	$50,304

Shares	2018	2017
Balances at beginning of year	7,716,542	7,595,509
Treasury stock released	—	26,753
Shares issued	3,600	94,280
Balances at period end	7,720,142	7,716,542

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended April 30,
	2018	2017
Operating activities
Net loss	($1,117)	($3,489)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	1,183	1,215
Deferred tax benefit	61	(290)
Equity-based compensation expense	254	203
Loss on disposal of fixed assets	40	1
Provision on uncollectible accounts	(28)	(329)
Changes in operating assets and liabilities
Accounts receivable	3,219	7,546
Inventories	934	(1,775)
Change in contract assets and contract liabilities	(1,728)	(978)
Accounts payable	(2,925)	(936)
Accrued compensation and payroll taxes	524	(584)
Customers' deposits	974	(191)
Income taxes receivable and payable	(706)	(755)
Prepaid expenses and other current assets	147	(1,122)
Other assets and liabilities	(835)	472
Net cash used in operating activities	(3)	(1,012)
Investing activities
Capital expenditures	(376)	(267)
Proceeds from sales of property and equipment	—	1
Net cash used in investing activities	(376)	(266)
Financing activities
Proceeds from revolving lines	9,990	8,612
Payments of debt on revolving lines of credit	(6,571)	(6,763)
Payments of other debt	(90)	(70)
(Decrease) increase in drafts payable	(33)	50
Payments on capitalized lease obligations	(93)	(72)
Release of treasury stock	—	13
Stock options exercised and taxes related to restricted shares vested	25	114
Net cash provided by financing activities	3,228	1,884
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(190)	892
Net increase in cash, cash equivalents and restricted cash	2,659	1,498
Cash, cash equivalents and restricted cash - beginning of period	8,321	8,701
Cash, cash equivalents and restricted cash - end of period	$10,980	$10,199
Supplemental cash flow information
Interest paid	$242	$177
Income taxes paid	568	530
Fixed assets acquired under capital leases	—	—
Funds held in escrow related to the sale of Filtration assets	—	502
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
APRIL 30, 2018
(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries ("PPIH", "Company", or "Registrant", "we", or "us") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2018 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2018 and 2017 are for the three months ended April 30, 2018 and 2017, respectively.

Note 2 - Business segment reporting

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

Note 3 - Accounts Receivable

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

One of the Company’s accounts receivable in the total amount of $5.4 million (inclusive of a retention receivable amount of $3.7 million, of which $3.2 million was included in the balance of other long-term assets as of April 30, 2018 and January 31, 2018 due to the long-term nature of the receivables) has been outstanding for several years as of April 30, 2018. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this amount, and has recently received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of April 30, 2018. However, if the Company’s efforts to collect on this account are not successful in fiscal 2018, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

For the three months ended April 30, 2018, one customer accounted for 13.5% of the Company's consolidated net sales, and for the three months ended April 30, 2017 one customer accounted for 11% of the Company's consolidated net sales.

At April 30, 2018, one customer accounted for 16.3% of all accounts receivable. Three customers accounted for 34.9% of all accounts receivable at January 31, 2018.

Note 4 - Revenue recognition

On February 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," ("Topic 606") using the modified retrospective method applied to contracts that were not completed as of that date. Under this methodology the effect, if any, of initially applying the new revenue standard is recorded as an adjustment to the opening balance of retained earnings while periods prior to the adoption date are not adjusted and continue to be reported in accordance with the accounting policies in effect for those periods.

The Company conducted a complete and thorough analysis of each single element of the five-step model of Topic 606 and concluded that there is no material impact to the Company upon the adoption of the new standard. As a result, there is no cumulative adjustment required to the opening balances of retained earnings, contract assets, or contract liabilities.

Revenue from contracts with customers:

The Company defines a contract as an agreement that has approval and commitment from both parties, defined rights and identifiable payment terms, which ensures the contract has commercial substance and that collectability is reasonably assured.

The Company’s standard revenue transactions are classified in to two main categories:

1)
Systems which include all bundled products in which Perma-Pipe designs, engineers, and manufactures pre-insulated piping systems, insulates subsea flowline pipe or subsea oil production equipment. Additionally, the systems classification will also include coating applied to pipes and structures which are provided by the customer.

2)
Products which include cables, leak detection products, heat trace products sold under the PermAlert brand name, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

The Systems revenue class accounts for more than 90% of the Company’s total revenue and is recognized over time. The remaining revenue (Product class) is recognized when goods are shipped or services are performed. A breakdown of our revenues for the first quarter of 2018 and 2017 are as follows:

	April 30, 2018		April 30, 2017
	Sales	% to Total	Sales	% to Total
Products	2,429	8%	1,331	6%

Specialty Piping Systems and Coating
Revenue recognized under input method	11,102	38%	9,117	39%
Revenue recognized under output method	15,358	54%	13,053	55%
Total	28,889	100%	23,501	100%

Materially all of the Company’s revenue is recognized over time as the manufacturing process progresses because one of the following conditions exist:

1)	the customer owns the material that is being insulated or coated, so they control the asset and thus the work-in-process; or

2)
the customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured as evidenced by the Company’s right to payment for work performed to date plus seller’s profit margin for products that have no alternative use for the Company.

The U.S. operating entities measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract using the percentage-of-completion method (an input method). Generally, these contracts are considered a single performance obligation satisfied overtime and due to the custom nature of the goods and services, the percentage-of-completion method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

All other operating entities measure revenue by the direct measurement of the outputs produced relative to the remaining goods promised under the contract (output method). Due to the types of end customers, generally these contracts require formal inspection protocols or specific export documentation for units produced or produced and shipped, therefore, the output method is the most faithful depiction of the Company’s performance. Depending on the conditions of the contract, revenue may be recognized based on units produced, inspected and held by the Company prior to shipment or on units produced, inspected and shipped.

Contract modifications that occur prior to the start of the manufacturing process will supersede the original contract and revenue is recognized using the modified contract value. Contract modifications that occur during the manufacturing process (changes in scope of work, job performance, material costs, and/or final contract settlements) are recognized in the period in which the revisions are known. Provisions for losses on uncompleted contracts are made in contract liabilities account in the period such losses are identified.

Contract assets and liabilities:

Contract assets represent revenue recognized in excess of amounts billed (unbilled receivables) for contract work in progress for which the Company has a valid contact and an enforceable right to payment for work completed. Contract liabilities represent billings in excess of costs (unearned revenue) for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Both customer billings and the satisfaction (or partial satisfaction) of the performance obligation(s) occur throughout the manufacturing process and impacts the period end balances in these accounts.

The Company anticipates that substantially all costs incurred for uncompleted contracts as of April 30, 2018 will be billed and collected within one year.

The Company recognized revenue of $1.8 million during the three months ended April 30, 2018 that was included in contract liabilities as of January 31, 2018 and fully expects the remaining $0.6 million of revenue to be recognized within one year.

Practical expedients:

Costs to obtain a contract are not considered project costs as they are not usually incremental, nor does job duration span more than one year. The Company applies practical expedient for these types of costs and as such expensed in the period incurred.

As the Company's contracts are less than one year, the Company has applied the practical expedient regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

Note 5 - Income taxes

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

The Company's effective tax rate ("ETR") from operations for the first quarter was 4.1% compared to 12.2% during the respective prior-year periods. The change in the ETR from the prior year-to-date to the current year-to-date was mainly due to tax impact of Canadian business combination which occurred in the prior year.

The amount of unrecognized tax benefits, including interest and penalties, at April 30, 2018, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018 and April 30, 2018. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make future adjustments to the provisional amounts. Furthermore, the Company has considered the impact of the global intangible low-taxed income (GILTI) provision during the quarter and has determined that there is no inclusion based on year-to-date figures. The Company has not elected a method of accounting for GILTI and will continue to monitor the effects of the new provision in future periods.The accounting for the tax effects of the Tax Act will be completed in 2018.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of April 30, 2018 and are subject to change during 2018.

Note 6 - Impairment of long-lived assets

The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. The Company has a year-to-date loss, but based on the Company's review, there was no impairment of long-lived assets as of April 30, 2018 or January 31, 2018.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2018 and January 31, 2018 was attributable to the purchase of Perma-Pipe Canada, Ltd.

	January 31, 2018	Foreign exchange change effect	April 30, 2018
Goodwill	$2,423	($102)	$2,321

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill as of April 30, 2018 or January 31, 2018.

Note 7 - Stock-based compensation

At April 30, 2018, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017, which stockholders approved in June 2017.
The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At April 30, 2018, the Company had reserved a total of 1,135,007 shares for grants and issuance under these incentive stock plans, which includes a reserve for issuance pursuant to unvested or unexercised prior awards, and shares for issuance pursuant to new grants under the 2017 Plan.
The 2017 Plan provide for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code. The 2017 Plan authorizes awards to officers, employees, consultants, and directors.

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors.

	Three Months Ended April 30,
	2018	2017
Stock-based compensation expense	$13	($6)
Restricted stock-based compensation expense	$241	$192

Stock Options

The following tables summarize the Company's stock option activity:

Option activity	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2018	358	$9.44	4.5	$534
Exercised	(4)	6.88		37
Expired or forfeited	(5)	9.23
Outstanding end of period	349	9.47	4.3	338

Exercisable end of period	322	$9.57	3.9	$303

Unvested option activity	Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2018	31	$8.24	$50
Vested	(4)
Expired or forfeited
Outstanding end of period	27	$8.28	$44

As of April 30, 2018, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a period of 2.3 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2018	360	$9.05	$3,254
Granted	—
Issued	—
Forfeited	(1)	8.00
Outstanding end of period	359	$9.10	$3,274

As of April 30, 2018, there was $1.2 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The expense is expected to be recognized over a period of 3.3 years.

Note 8 - Earnings per share

	Three Months Ended April 30,
	2018	2017
Basic weighted average common shares outstanding	7,718	7,610
Dilutive effect of equity compensation plans	—	—
Weighted average common shares outstanding assuming full dilution	7,718	7,610

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	137	229

Stock options with an exercise price below the average market price	212	263

Note 9 - Debt

Debt totaled $18.5 million at April 30, 2018, a net increase of $2.7 million since January 31, 2018.

Revolving lines North America. On September 24, 2014, the Company entered into the Credit and Security Agreement with a financial institution (as amended, "Credit Agreement"). Under the terms of the Credit Agreement, which matures on September 25, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. In a seventh amendment to the Credit Agreement executed on December 14, 2017, the lenders increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada with a limited waiver of related covenant non-compliance retroactive to October 31, 2017. Based on the waiver received on June 5, 2018 (refer to Note 13 - Subsequent event), the Company was in compliance with all covenants under the Credit Agreement as of April 30, 2018. The North American revolving line balances as of April 30, 2018 and January 31, 2018 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause, and expires in less than 12 months.

The Credit Agreement will expire on September 25, 2018. The Company has engaged a financial advisor and is actively pursuing refinancing the Credit Agreement and replacement financing sources.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On April 30, 2018, the Company had borrowed $7.8 million at 8.75% and 7.45% and had $1.2 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On April 30, 2018, the Company was in compliance with the covenants under the credit arrangements. On April 30, 2018, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On April 30, 2018, the Company's interest rates ranged from 5.0% to 6.5%, and the Company could borrow $11.1 million under these credit arrangements. On April 30, 2018, $3.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On April 30, 2018, the Company had borrowed $2.7 million and had, an additional $4.8 million available. The foreign revolving lines balances as of January 31, 2018, and April 30, 2018 were included as current maturities of long-term debt in the consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed 8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7%, with monthly payments of 31 thousand CAD (approximately $24 thousand) for interest; and monthly payments of 27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

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

Capital Leases. In 2017, the Company obtained three capital leases for 1.1 million CAD (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these capital leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

In 2014, the Company obtained two capital leases for 0.9 million CAD (approximately $0.9 million at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 3.25%

per annum with monthly principal and interest payments of 14 thousand CAD, and these leases mature on June 25, 2018.

Note 10 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million as of April 30, 2018 and $1.2 million as of January 31, 2018. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

	Three Months Ended April 30,
	2018	2017
Cash and cash equivalents	$9,879	$9,059
Restricted cash	1,101	1,140
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$10,980	$10,199

Note 11 - Fair Value

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value, because the majority of the amounts outstanding accrue interest at variable market rates.

Note 12 - Recent accounting pronouncements

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance is effective for the Company starting February 1, 2018 and has been applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The adoption of this guidance did not have a material impact on the results of operations or financial position.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance is effective for the Company beginning February 1, 2018. The adoption of this guidance did not have a material impact on the results of operations or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("Topic 606")", with several clarifying updates issued during 2016. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for the Company beginning February 1, 2018. Refer to Note 4 - Revenue recognition for more detail.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

Note 13 - Subsequent event

On June 5, 2018, the Company completed an eighth amendment to the Credit Agreement. The Lenders extended the minimum availability requirements for the Company’s Canadian subsidiary, through August 1, 2018. Furthermore, the lenders waived the technical reporting event of default which resulted from the Company applying a non-conforming method in calculating the Canadian availability as of April 30, 2018.

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

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of project activity in reporting periods.

This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, contained elsewhere in this report.

	Three Months Ended April 30,
($ in thousands)	2018	2017	% Favorable (Unfavorable)
Net sales	$28,889	$23,501	22.9%

Gross profit	4,225	1,785	136.7%
Percentage of net sales	14.6%	7.6%

General and administrative expenses	3,982	4,286	7.1%
Percentage of net sales	13.8%	18.2%

Selling expense	1,142	1,316	13.2%
Percentage of net sales	4.0%	5.6%

Interest expense, net	266	157	(69.4)%
Loss from operations before income taxes	($1,165)	($3,974)	70.7%

Three months ended April 30, 2018 ("current quarter") vs. Three months ended April 30, 2017 ("prior-year quarter")

Net sales:

Net sales increased 22.9% to $28.9 million in the current quarter, from $23.5 million in the prior-year quarter. Higher revenues resulted from increased sales in the domestic oil and gas business, and in the Middle East.

Cost of sales and gross profit:

Gross margin increased to 14.6%, or $4.2 million of net sales, in the current quarter from 7.6%, or $1.79 million of net sales, in the prior-year quarter. This 136.7% improvement was due to increased volumes, North American product mix, and the utilization of previously reserved inventory of $0.4 million.

General and administrative expenses:

General and administrative expenses decreased by 7.1% to $4.0 million in the current quarter, from $4.3 million in the prior-year quarter. In the prior-year quarter, the Company recognized a $0.4 million realized exchange rate loss on the payback of an intercompany loan extended to a foreign subsidiary.

Selling expenses:

Selling expenses decreased by 13.2% to $1.1 million in the current quarter, from $1.3 million in the prior-year quarter. This improvement was due to management changes in the Middle East and realignment of the North American sales organization.

Interest expense:

Net interest expense increased to $0.3 million in the current quarter from $0.2 million in the prior-year quarter due to higher borrowings, and higher effective interest rates, both domestic and foreign.

Operating results from operations before income taxes:

Operating results from operations before income taxes improved by 70.7%, or $2.8 million, to a pre-tax loss of $1.2 million in the current quarter, from a pre-tax loss of $4.0 million in the prior-year quarter. The positive contributing factors were:

•	Increased sales of $5.4 million;

•	Improved gross profit of $2.4 million; and

•	Utilization of previously reserved inventory of $0.4 million.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has collected approximately $36.5 million, with a remaining balance due in the amount of $5.4 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of our customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.2 million of this retention amount is carried in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and has recently received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of April 30, 2018. However, if the Company’s efforts to collect on this account are not successful in fiscal 2018, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.
Income taxes:

The Company's ETR from continuing operations for the current quarter was 4.1% compared to 12.2%. The change in the ETR from the prior year-to-date to the current year-to-date was mainly due to tax impact of the Canadian business combination which occurred in the prior year. . The Company remains in a domestic net operating loss carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

Other

The Company has made a bid to provide insulation of pipes to the East Africa Crude Oil Pipeline ("EACOP") project. The EACOP project is a 1450 Km (900 mile) long heavy crude oil pipeline from the Lake Albert Basin in Uganda to the Tanga port in Tanzania being developed by French oil company Total E&P, China National Offshore Oil Corporation (CNOOC) and London-based Tullow Oil. The pipeline is 24 inches in diameter, and is electrically heat traced. Once completed, it will be the longest insulated and heat traced pipeline in the world. There can be no assurance that the Company will be successful in its bid for this project, or what the final terms of any such potential engagement will be until the bid is awarded; the timing of which is uncertain.

Liquidity and capital resources

Cash, cash equivalents and restricted cash as of April 30, 2018 were $11.0 million compared to $8.3 million on January 31, 2018. On April 30, 2018, $0.4 million was held in the U.S., and $10.6 million was held at the foreign subsidiaries. The Company repatriated, cash held at its foreign subsidiaries as needed to help fund the Company's working capital needs. The Company's working capital was $22.8 million on April 30, 2018 compared to $23.1 million on January 31, 2018.

There was no cash used or provided by operating activities during the current quarter, compared to cash used in operations of $1.0 million during the prior-year quarter.

Net cash used in investing activities during the current quarter of 2018 was $0.4 million.

Debt totaled $18.5 million on April 30, 2018, a net increase of $2.7 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 10 Debt". Net cash provided by financing activities during the current quarter was $3.2 million compared to $1.9 million for the prior-year quarter.

On September 24, 2014, the Company entered into the Credit Agreement. Under the terms of the Credit Agreement, which matures on September 25, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. In a seventh amendment to the Credit Agreement executed on December 14, 2017, the lenders increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada with a limited waiver of related covenant non-compliance retroactive to October 31, 2017. On June 5, 2018, the Company completed an eighth amendment to the Credit Agreement. The Lenders extended the minimum availability requirements for the Company’s Canadian subsidiary, through August 1, 2018. Furthermore, the lenders waived the technical reporting event of default which resulted from the Company applying a non-conforming method in calculating the Canadian availability as of April 30, 2018. The North American revolving line balances as of April 30, 2018 and January 31, 2018 were included as current liabilities in the consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause, and expires in less than 12 months.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On April 30, 2018, the Company had borrowed $7.8 million at 8.75% and 7.45% and had $1.2 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

The Credit Agreement will expire on September 25, 2018. The Company has engaged a financial advisor and is actively pursuing refinancing the Credit Agreement and obtaining replacement financing sources.

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

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On April 30, 2018, the Company was in compliance with the covenants under the credit arrangements. On April 30, 2018, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On April 30, 2018, the Company's interest rates ranged from 5.0% to 6.5%, and the Company can borrow $11.1 million under these credit arrangements. On April 30, 2018, $3.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. As there were no borrowings under these credit arrangements, an additional $4.8 million remained unused. The foreign revolving lines balances as of January 31, 2018 were included as current maturities of long-term debt in the consolidated balance sheets.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. Subsequent to January 31, 2018, the Company reduced one of the foreign credit lines by $2.5 million, thus reducing the amount available to borrow by $2.4 million.

Mortgages. On July 28, 2016, the Company borrowed 8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.7%, with monthly payments of 31 thousand CAD (approximately $24 thousand) for interest; and monthly payments of 27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

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

Capital Leases. In 2017, the Company obtained three capital leases for 1.1 million CAD (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these capital leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

In 2014, the Company obtained two capital leases for 0.9 million CAD (approximately $0.9 million at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 3.25% per annum with monthly principal and interest payments of $14 thousand, and these leases mature on June 25, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2018 contained in the Company's most recent Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2018. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company during its preparation and review of the Company's financial statements for the fiscal quarter ended July 31, 2017 related to the Company's accounting for stock-based compensation cost. Specifically, the Company had improperly reversed stock-based compensation costs for vested equity awards that expired, terminated or were cancelled unexercised. This accounting error was attributable to the Company’s lack of technical accounting knowledge and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting.

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

•	Validated and updated the catalog quarterly for any changes resulting from changed or newly pronounced accounting rules;

•
Reviewed the categories that are underlying the calculations related to stock-based compensation, and revise procedures for the calculation and review of effects from vested, forfeited and expired options;

•	Implementation of Certent; an equity compensation management and reporting tool, to be completed in the second quarter of 2018.

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

PART II OTHER INFORMATION
Item 6.     Exhibits

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
10 (a)	Limited Waiver and Eighth Amendment to Credit and Security Agreement
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	June 12, 2018	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2018	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)