Form 10-Q
period 2018-07-31
Perma-Pipe International Holdings, Inc.
filed 2018-09-11
CIK 914122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On September 7, 2018, there were 7,876,237 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.
FORM 10-Q
For the fiscal quarter ended July 31, 2018

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net sales	$32,325	$26,852	$61,214	$50,353
Cost of sales	26,432	23,794	51,096	45,510
Gross profit	5,893	3,058	10,118	4,843

Operating expenses
General and administrative expenses	3,924	3,856	7,906	8,142
Selling expenses	1,321	1,307	2,463	2,623
Total operating expenses	5,245	5,163	10,369	10,765

Income/(loss) from operations	648	(2,105)	(251)	(5,922)

Interest expense, net	284	157	550	314
Income/(loss) from operations before income taxes	364	(2,262)	(801)	(6,236)

Income tax expense/(benefit)	639	(564)	591	(1,049)

Net loss	($275)	($1,698)	($1,392)	($5,187)

Weighted average common shares outstanding
Basic and diluted	7,820	7,679	7,769	7,645

Loss per share
Basic and diluted	($0.04)	($0.22)	($0.18)	($0.68)
See accompanying notes to consolidated financial statements.
Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss	($275)	($1,698)	($1,392)	($5,187)

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(324)	940	(987)	1,072
Unrealized gain on marketable security, net of tax	—	(87)	—	(92)
Other comprehensive (loss) income	(324)	853	(987)	980

Comprehensive loss	($599)	($845)	($2,379)	($4,207)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	July 31, 2018	January 31, 2018
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$5,247	$7,084
Restricted cash	1,108	1,237
Trade accounts receivable, less allowance for doubtful accounts of $435 at July 31, 2018 and $469 at January 31, 2018	29,703	32,936
Inventories, net	14,707	16,856
Prepaid expenses and other current assets	3,761	2,703
Contract assets	2,014	1,502
Total current assets	56,540	62,318
Property, plant and equipment, net of accumulated depreciation	31,967	34,509
Other assets
Deferred tax assets - long-term	189	391
Goodwill	2,287	2,423
Other assets	5,025	4,943
Total other assets	7,501	7,757
Total assets	$96,008	$104,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$10,806	$14,186
Accrued compensation and payroll taxes	1,338	1,580
Commissions and management incentives payable	1,202	787
Revolving line North America	8,385	7,273
Current maturities of long-term debt	1,720	753
Customers' deposits	2,859	5,236
Outside commissions payable	1,713	1,800
Contract liability	546	1,967
Other accrued liabilities	3,101	4,259
Income taxes payable	879	1,339
Total current liabilities	32,549	39,180
Long-term liabilities
Long-term debt, less current maturities	7,079	7,728
Deferred compensation liabilities	3,460	4,098
Deferred tax liabilities - long-term	1,167	1,242
Other long-term liabilities	542	524
Total long-term liabilities	12,248	13,592
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,876 issued and outstanding at July 31, 2018 and 7,717 issued and outstanding at January 31, 2018	79	77
Additional paid-in capital	58,080	56,304
Accumulated deficit	(4,495)	(3,103)
Accumulated other comprehensive loss	(2,453)	(1,466)
Total stockholders' equity	51,211	51,812
Total liabilities and stockholders' equity	$96,008	$104,584
See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2018	$77	$56,304	($3,103)	($1,466)	$51,812

Net loss			(1,392)		(1,392)
Common stock issued under stock plans, net of shares used for tax withholding	2	1,065			1,067
Stock-based compensation expense		711			711
Foreign currency translation adjustment				(987)	(987)
Total stockholders' equity at July 31, 2018	$79	$58,080	($4,495)	($2,453)	$51,211

Shares	2018	2017
Balances at beginning of year	7,716,542	7,595,509
Treasury stock released	—	26,753
Shares issued	159,477	94,280
Balances at period end	7,876,019	7,716,542

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2018	2017
Operating activities
Net loss	($1,392)	($5,187)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	2,344	2,509
Deferred tax expense (benefit)	202	(260)
Equity-based compensation expense	711	521
Loss on disposal of fixed assets	14	2
Provision on uncollectible accounts	(31)	(298)
Gain from sale of marketable securities	—	(142)
Changes in operating assets and liabilities
Accounts receivable	2,622	5,355
Inventories	1,985	(2,317)
Change in contract assets and contract liabilities	(1,932)	(1,065)
Accounts payable	(4,071)	(713)
Accrued compensation and payroll taxes	257	(1,019)
Customers' deposits	(2,370)	489
Income taxes receivable and payable	(405)	(1,442)
Prepaid expenses and other current assets	(1,127)	(513)
Other assets and liabilities	(263)	1,252
Net cash used in operating activities	(3,456)	(2,828)
Investing activities
Capital expenditures	(571)	(1,526)
Proceeds from sales of marketable securities	—	142
Proceeds from sales of property and equipment	—	1
Net cash used in investing activities	(571)	(1,383)
Financing activities
Proceeds from revolving lines	20,082	16,936
Payments of debt on revolving lines of credit	(17,618)	(13,237)
Payments of other debt	(176)	(120)
(Decrease) increase in drafts payable	(27)	285
Payments (borrowings) on capitalized lease obligations	(154)	567
Release of treasury stock	—	170
Stock options exercised and taxes related to restricted shares vested	252	(256)
Net cash provided by financing activities	2,359	4,345
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(298)	604
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,966)	738
Cash, cash equivalents and restricted cash - beginning of period	8,321	8,701
Cash, cash equivalents and restricted cash - end of period	$6,355	$9,439
Supplemental cash flow information
Interest paid	$588	$362
Income taxes paid	797	524
Fixed assets acquired under capital leases	—	697
Funds held in escrow related to the sale of Filtration assets	—	250

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2018
(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries ("PPIH", "Company", or "Registrant", "we", or "us") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2018 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2018 and 2017 are for the three and six months ended July 31, 2018 and 2017, respectively.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the U.A.E. and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $5.4 million as of January 31, 2018 (inclusive of a retention receivable amount of $3.7 million, of which $3.2 million was included in the balance of other long-term assets as of July 31, 2018 and January 31, 2018, due to the long-term nature of the receivables) has been outstanding for several years as of July 31, 2018. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this amount. In the second quarter of 2018, the Company received a payment of approximately $0.5 million, which reduced the balance of this receivable. As a result, the Company did not reserve any allowance against this receivable as of July 31, 2018. The Company continues to engage with the customer to ensure full payment of open balances. However, if the Company’s efforts to collect on this account are not successful in fiscal 2018, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts. As of July 31, 2018, this receivable balance, inclusive of a retention receivable amount, was $4.9 million.

For the three months ended July 31, 2018 and 2017, one customer accounted for 13%, and no individual customer accounted for more than 10% of the Company's consolidated net sales. For the six months ended July 31, 2018 and 2017, two customers accounted for 23%, and no individual customer accounted for more than 10% of the Company's consolidated net sales.

At July 31, 2018, one customer accounted for 15% of all accounts receivable. Three customers accounted for 35% of all accounts receivable at January 31, 2018.

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

The Company conducted a complete and thorough analysis of each single element of the five-step model of Topic 606 and concluded that there is no material impact to the Company upon the adoption of the new standard. As a result, there was no cumulative adjustment required to the opening balances of retained earnings, contract assets, or contract liabilities as of February 1, 2018.

Revenue from contracts with customers:

The Company defines a contract as an agreement that has approval and commitment from both parties, defined rights and identifiable payment terms, which ensures the contract has commercial substance and that collectability is reasonably assured.

The Company’s standard revenue transactions are classified in to two main categories:

1)
Systems - which include all bundled products in which Perma-Pipe designs, engineers, and manufactures pre-insulated piping systems, insulates subsea flowline pipe or subsea oil production equipment. Additionally, this systems classification also includes coating applied to pipes and structures which are provided by the customer.

2)
Products - which include cables, leak detection products, heat trace products sold under the PermAlert brand name, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

The Systems revenue class has generally accounted for more than 90% of the Company’s total revenue and is recognized over time. The remaining revenue (Product class) is recognized when goods are shipped or services are performed. A breakdown of the Company's revenues by revenue class for the three and six months ended 2018 and 2017 are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	2,578	8%	1,995	7%	5,007	8%	3,326	7%

Specialty Piping Systems and Coating
Revenue recognized under input method	9,807	30%	14,138	53%	20,909	34%	23,254	46%
Revenue recognized under output method	19,940	62%	10,719	40%	35,298	58%	23,773	47%
Total	32,325	100%	26,852	100%	61,214	100%	50,353	100%

Most of the Company’s revenue is recognized over time as the manufacturing process progresses because one of the following conditions exist:

1)	the customer owns the material that is being insulated or coated, so the customer controls the asset and thus the work-in-process; or

2)
the customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured as evidenced by the Company’s right to payment for work performed to date plus seller’s profit margin for products that have no alternative use for the Company.

The U.S. operating entities measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract using the percentage-of-completion method (an input method). Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the percentage-of-completion method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of July 31, 2018 will be billed and collected within one year.

The following tables set forth the activity in contract assets and liabilities. The Company expects to recognize the remaining balance within one year.

Contract Assets
Balance January 31, 2018	$1,502
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,085)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,417
Closing Balance at April 30, 2018	1,834
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,395)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,575
Closing Balance at July 31, 2018	$2,014

Contract Liabilities
Balance January 31, 2018	$1,967
Revenue recognized during the period for uncompleted contracts from the prior period	(1,810)
New contracts entered into that are uncompleted at the end of the current period	413
Closing Balance at April 30, 2018	570
Revenue recognized during the period for uncompleted contracts from the prior period	(422)
New contracts entered into that are uncompleted at the end of the current period	398
Closing Balance at July 31, 2018	$546

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

The Company's effective tax rate ("ETR") from operations for the second quarter and year-to-date was 176% and (74)%, compared to 25% and 17% during the respective prior year periods. The change in the ETR from the prior year-to-date to the current year-to-date was in large part due to the changes in net income by jurisdiction. Additional factors include the tax impact of Canadian business combination which occurred in the prior year, and the prior year inclusion of the U.A.E., India, and Saudi Arabia in the annual effective tax rate (“AETR”).

The amount of unrecognized tax benefits, including interest and penalties, at July 31, 2018, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018 and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax, respectively. In addition, in 2017 the Company was subject to the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018 and July 31, 2018. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make future adjustments to its provisional amounts. Furthermore, the Company has considered the impact of the global intangible low-taxed income (GILTI) provision during the quarter and has determined that there was an inclusion of $0.4 million based on year-to-date figures. The Company has elected to account for the impact of GILTI as a current period expense when incurred, however due to the net operating losses ("NOLs") available, along with the valuation allowance in the U.S. this had no impact to the current quarter tax expense, and no additional expense was recorded for this. The accounting for the tax effects of the Tax Act will be completed in 2018.

Provisional amounts for the foregoing income tax effects of the Tax Act have been recorded as of July 31, 2018 and are subject to change during 2018.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. The company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards. There was no impairment of long-lived assets for the three and six months ended July 31, 2018 and 2017.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2018 and January 31, 2018 was attributable to the purchase of Perma-Pipe Canada, Ltd.

	January 31, 2018	Foreign exchange change effect	July 31, 2018
Goodwill	$2,423	($136)	$2,287

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment of goodwill for the three and six months ended July 31, 2018 and 2017.

Note 7 - Stock-based compensation

At July 31, 2018, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which stockholders approved in June 2017.
The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At July 31, 2018, the Company had reserved a total of 938,565 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuance pursuant to unvested or unexercised prior awards, and shares for new grants or issuance pursuant to the 2017 Plan.
While the 2017 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, to date the Company has issued only restricted shares and restricted stock units under the 2017 Plan and currently intends to continue this practice. The 2017 Plan authorizes awards to officers, employees, consultants, and directors.

The Company has equity-based compensation awards that can be granted to eligible employees, officers or directors. The following is the equity-based compensation expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Stock-based compensation expense	$9	$65	$23	$59
Restricted stock-based compensation expense	$432	$452	$688	$647

Stock Options

The following tables summarize the Company's stock option activity:

Option activity	No. of Shares UnderlyingOptions	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2018	358	$9.44	4.0	$482
Exercised	(37)	6.88		37
Expired or forfeited	(53)	17.14
Outstanding end of period	268	8.42	4.1	392

Exercisable end of period	257	$8.48	3.9	$370

Unvested option activity	No. of Shares UnderlyingOptions	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2018	31	$8.24	$50
Vested	(14)
Expired or forfeited	(6)
Outstanding end of period	11	$7.00	$23

As of July 31, 2018, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a weighted average period of 1.6 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2018	360	$9.05	$3,254
Granted	124	9.75
Vested and issued	(88)
Forfeited	(63)	7.19
Outstanding (unvested) end of period	333	$9.05	$3,022

As of July 31, 2018, there was $1.9 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The expense is expected to be recognized over a period of 4.0 years.

Based upon certain second quarter 2018 matters, including the share settlement to a retiring board director, the Company changed the accounting for the deferred stock compensation arrangements granted to directors from liability accounting treatment to equity accounting treatment and, as such, classified $0.7 million from a liability to additional paid in capital.

Note 8 - Earnings per share

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	7,820	7,679	7,769	7,645
Dilutive effect of equity compensation plans	—	—	—	—
Weighted average common shares outstanding assuming full dilution	7,820	7,679	7,769	7,645

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	178	163	178	163
Stock options with an exercise price below the average market price	90	255	90	255

Note 9 - Debt

Debt totaled $17.2 million at July 31, 2018, a net increase of $1.4 million since January 31, 2018.

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

On June 5, 2018, the Company completed an eighth amendment to the Credit Agreement. The lenders extended the minimum availability requirements for the Company’s Canadian subsidiary through August 1, 2018. Furthermore, the lenders waived the technical reporting event of default which resulted from the Company applying a non-conforming method in calculating the Canadian availability as of April 30, 2018. Based on the waiver received on June 5, 2018, the Company was in compliance with all covenants under the Credit Agreement as of April 30, 2018, and the lenders extended the minimum availability requirements for the Company’s Canadian subsidiary, through August 1, 2018. On August 1, 2018 the Company received a ninth amendment to the Credit Agreement, in which the lenders adjusted the minimum availability requirements for borrowers in the U.S. and Canada through September 15, 2018. As of July 31, 2018, the Company was in compliance with all covenants under the Credit Agreement. The Credit Agreement balances as of July 31, 2018 and January 31, 2018 were included as current liabilities in the Company's consolidated balance sheets, because the Credit Agreement has a subjective acceleration clause, and expires in less than 12 months.

The Credit Agreement will expire on September 25, 2018. See “Note 13 – Subsequent events” for information on the
Company’s potential new replacement credit facility.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On July 31, 2018, the Company had borrowed $8.4 million at 10.0% and 8.7% and had $0.9 million available to it under the revolving line of credit. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On July 31, 2018, the Company was in compliance with the covenants under the credit arrangements. On July 31, 2018, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On July 31, 2018, the Company's interest rates ranged from 5.0% to 6.5%, and the Company could borrow $10.4 million under these credit arrangements. On July 31, 2018, $4.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On July 31, 2018, the Company had borrowed $1.2 million, and had an additional $4.3 million available. The foreign revolving lines balances as of July 31, and January 31, 2018, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed 8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada, that matures on December 23, 2042. The interest rate is variable, currently at 5.8%, with monthly payments of 36 thousand CAD (approximately $28 thousand) for interest; and monthly payments of 27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

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

In 2014, the Company obtained two capital leases for 0.9 million CAD (approximately $0.9 million at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 3.25% per annum with monthly principal and interest payments of 14 thousand CAD. These leases matured on June 25, 2018

Note 10 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million as of July 31, 2018 and $1.2 million as of January 31, 2018. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

	Six Months Ended July 31,
	2018	2017
Cash and cash equivalents	$5,247	$8,546
Restricted cash	1,108	893
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$6,355	$9,439

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

Note 12 - Recent accounting pronouncements

In June 2018, the FASB issued an update to Topic 718, which is intended to reduce costs and complexity, and improve financial reporting for share-based payments issued to non-employees. ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company has evaluated the effect that this standard will have on its consolidated financial statements and related disclosures, and has determined that this guidance does not have any impact on its results of operations or financial position.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance was effective for the Company starting February 1, 2018 and has been applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

In October 2016, the FASB issued authoritative guidance requiring the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs rather than when transferred to a third party as required under the current guidance. The new guidance was effective for the Company beginning February

1, 2018. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

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

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("Topic 606")", with several clarifying updates issued during 2016. This guidance was effective for the Company beginning February 1, 2018. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.
Refer to Note 4 - Revenue recognition for more detail.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements and related disclosures.

Note 13 - Subsequent event

On August 31, 2018, the Company entered into a commitment letter with PNC Bank for a new $18 million senior secured replacement credit facility. The Company is actively working to finalize the related credit agreement prior to the expiration of the existing Credit Agreement.

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

This discussion should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, contained elsewhere in this report. Percentages set forth below in the MD&A have been rounded to the nearest percentage point, and may not exactly correspond to the comparative data presented.

	Three Months Ended July 31,			Six Months Ended July 31,
($ in thousands)	2018	2017	% Favorable (Unfavorable)	2018	2017	% Favorable (Unfavorable)
Net sales	$32,325	$26,852	20%	$61,214	$50,353	22%

Gross profit	5,893	3,058	93%	10,118	4,843	109%
Percentage of net sales	18%	11%		17%	10%

General and administrative expenses	3,924	3,856	(2)%	7,906	8,142	3%
Percentage of net sales	12%	14%		13%	16%

Selling expense	1,321	1,307	(1)%	2,463	2,623	6%
Percentage of net sales	4%	5%		4%	5%

Interest expense, net	284	157	(81)%	550	314	(75)%

Income/(Loss) from operations before income taxes	$364	($2,262)	116%	(801)	(6,236)	87%

Three months ended July 31, 2018 ("current quarter") vs. Three months ended July 31, 2017 ("prior year quarter")

Net sales:

Net sales increased 20% to $32.3 million in the current quarter, from $26.9 million in the prior year quarter. Higher revenues resulted from increased sales in Canada, the Middle East and India.

Cost of sales and gross profit:

Gross margin increased to 18%, or $5.9 million of net sales, in the current quarter from 11%, or $3.1 million of net sales, in the prior year quarter. This 93% improvement was due to increased volumes, and improved margins.

General and administrative expenses:

General and administrative expenses remained flat at $3.9 million in the current quarter, and the prior year quarter. Higher payroll and accrued incentive expenses were offset by lower professional fees.

Selling expenses:

Selling expenses of $1.3 million in the current quarter, remained unchanged from the prior year quarter.

Interest expense:

Net interest expense increased to $0.3 million in the current quarter from $0.2 million in the prior-year quarter due to higher borrowings, and higher effective interest rates, both domestic and foreign.

Income from operations before income taxes:

Income from operations before income taxes improved by 116%, or $2.7 million, to pre-tax income of $0.4 million in the current quarter, from a pre-tax loss of $2.3 million in the prior year quarter. The positive contributing factors were:

•	Increased sales of $5.5 million;

•	Improved gross profit of $2.8 million; and

•	Selling, general and administration expenses remaining flat, an improvement as a percentage of sales.

Six months ended July 31, 2018 ("year-to-date") vs. Six months ended July 31, 2017 ("prior year year-to-date")

Net sales:

Net sales increased 22% to $61.2 million in the current year-to-date, from $50.4 million in the prior year year-to-date. Higher revenues resulted from increased sales in the Middle East and India.

Cost of sales and gross profit:

Gross margin increased to 17%, or $10.1 million of sales, in the current year-to-date from 10%, or $4.8 million of sales, in the prior year year-to-date. This improvement, which more than doubled the gross margin, was due to increased volumes in the Middle East and India.

General and administrative expenses:

General and administrative expenses decreased by 3% to $7.9 million in the current year-to-date, from $8.1 million in the prior year year-to-date.

In the prior year-to-date, the Company recognized foreign exchange losses on the payback of an intercompany loan extended to a foreign subsidiary. This was partially offset by higher payroll and accrued incentive expenses in the current year.

Selling expenses:

Selling expenses decreased by 6% to $2.5 million in the current year-to-date from $2.6 million the prior year year-to-date, and an improvement of 1% as a percentage to net sales. This decrease is due to the expiration of a lease in 2017 for a sales office.

Interest expense:

Net interest expense increased to $0.6 million in the current year-to-date from $0.3 million in the prior year year-to-date due to higher borrowings, and higher effective interest rates, both domestic and foreign.

Income from operations before income taxes:

Income from operations before income taxes improved by 87%, or $5.4 million, to a pre-tax loss of $0.8 million in the current year-to-date, from a pre-tax loss of $6.2 million in the prior year year-to-date. The positive contributing factors were:

•	Increased sales of $10.8 million;

•	Improved gross profit of $5.3 million; and

•	Selling, general and administration expenses remaining flat, and an improvement as a percentage of sales.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has collected approximately $37.0 million, as of July 31, 2018. The remaining balance due as of July 31, 2018 was $4.9 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of our customer

(contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.2 million of this retention amount is carried in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect this outstanding amount, and has received updated acknowledgment of the outstanding balances and assurances of payment from the customer. During the second quarter of 2018, the Company received a payment of approximately $0.5 million. As a result, the Company did not reserve any allowance against this amount, however, if the Company’s efforts to collect on the remaining balance on this account are not successful in fiscal 2018, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.
Income taxes:

The Company's effective tax rate ("ETR") from operations for the current quarter and current year-to-date was 176% and (74)%, compared to 25% and 17% during the respective prior year periods. The change in the ETR from the prior year-to-date to the current year-to-date was in large part due to the changes in net income by jurisdiction. Additional factors include the tax impact of Canadian business combination which occurred in the prior year and the prior year inclusion of the U.A.E., India, and Saudi Arabia in the annual effective tax rate. The Company remains in a domestic net operating loss carryforward position. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".
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

Liquidity and capital resources

Cash, cash equivalents and restricted cash as of July 31, 2018 were $6.4 million compared to $8.3 million on January 31, 2018. On July 31, 2018, $0.4 million was held in the U.S., and $6.0 million was held at the Company's foreign subsidiaries. From time to time, the Company repatriates cash held at certain of its foreign subsidiaries as needed to help fund the Company's working capital needs. The Company's working capital was $24.0 million on July 31, 2018 compared to $23.1 million on January 31, 2018.

Cash used in operating activities during the first six months of 2018 was $3.5 million, compared to $2.8 million during the same period in 2017. Net cash used in investing activities during the first six months of 2018 amounted to $0.6 million, compared to $1.4 million during the same period in 2017.

Debt totaled $17.2 million on July 31, 2018, a net increase of $1.4 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt". Net cash provided by financing activities during the first six months of 2018 was $2.4 million compared to $4.3 million for the same period in 2017.

On September 24, 2014, the Company entered into its Credit Agreement. Under the terms of the Credit Agreement, which matures on September 25, 2018, the Company can borrow up to a combined $15.0 million in the U.S. and Canada, subject to borrowing base availability from secured domestic and certain Canadian assets, such as accounts receivable and inventory, and other requirements, under a revolving line of credit. The Credit Agreement covenants restrict debt, liens, share repurchases and investments, and require achieving a minimum fixed charge coverage ratio with respective performance metrics as defined by the Credit Agreement if a minimum availability is not met. In a seventh amendment to the Credit Agreement executed on December 14, 2017, the lenders increased the borrowing limit for the Company’s Canadian subsidiary and adjusted minimum availability requirements for borrowers in the U.S. and Canada with a limited waiver of related covenant non-compliance retroactive to October 31, 2017. On June 5, 2018, the Company completed an eighth amendment to the Credit Agreement. The lenders extended the minimum availability requirements for the Company’s Canadian subsidiary, through August 1, 2018. Furthermore, the lenders waived the technical reporting event of default which resulted from the Company applying a non-conforming method in calculating the Canadian availability as of April 30, 2018. On August 1, 2018 the Company received a ninth amendment to the Credit Agreement, in which the lenders adjusted the minimum availability requirements for borrowers in the U.S. and Canada through September 15, 2018. The Credit Agreement balances as of July 31, 2018 and January 31, 2018 were included as current liabilities in the Company's consolidated balance sheets because the Credit Agreement has a subjective acceleration clause, and expires in less than 12 months.

Interest rates vary based on the average availability in the preceding fiscal quarter and are: (a) a margin in effect plus a base rate, if below certain availability limits; or (b) a margin in effect plus the Eurodollar rate for the corresponding interest period. On July 31, 2018, the Company had borrowed $8.4 million at 10% and 8.7% and had $0.9 million available to it under the Credit Agreement. In addition, $0.2 million of availability was used under the Credit Agreement primarily to support letters of credit to guarantee amounts committed for inventory purchases. Cash required for operations, as needed, is provided by draw downs on the line of credit.

The Credit Agreement will expire on September 25, 2018. On August 31, 2018, the Company entered into a commitment letter with a national bank for a new $18 million senior secured replacement credit facility. The Company is actively working to finalize the related credit agreement prior to the expiration of the Credit Agreement.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. These lines are secured by certain equipment, certain assets, such as accounts receivable and inventory, and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On July 31, 2018, the Company was in compliance with the covenants under the credit arrangements. On July 31, 2018, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On July 31, 2018, the Company's interest rates ranged from 5.0% to 6.5%, and the Company can borrow $10.4 million under these credit arrangements. On July 31, 2018, $4.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. As of July 31, 2018, the Company had borrowed $1.2 million, and had an additional $4.3 million remaining unused. The foreign revolving lines balances as of July 31, and January 31, 2018 were included as current maturities of long-term debt in the Company's consolidated balance sheets.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. Subsequent to January 31, 2018, the Company's foreign credit lines were renewed with a reduction in facility size of $3.2 million, thus reducing the amount available to borrow by the same amount.

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

In 2014, the Company obtained two capital leases for 0.9 million CAD (approximately $0.9 million at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for these capital leases is 3.25% per annum with monthly principal and interest payments of $14 thousand. These leases matured on June 25, 2018.

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

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2018. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company during its preparation and review of the Company's financial statements for the fiscal quarter ended July 31, 2017 related to the Company's accounting for stock-based compensation cost. Specifically, the Company had improperly reversed stock-based compensation costs for vested equity awards that expired, terminated or were cancelled unexercised. This accounting error was attributable to the Company’s lack of technical accounting knowledge and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting.

As described below, the Company has adopted and implemented policies and procedures to ensure that its staff has the necessary technical accounting knowledge.

Notwithstanding the material weakness described above, the Company's management, including it's Chief Executive Officer and Chief Financial Officer, have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: To address the material weakness regarding the adjustment for awards that expired unexercised, the Company has completed the following:

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

•
Reviewed the categories that are underlying the calculations related to stock-based compensation, and revise procedures for the calculation and review of effects from vested, forfeited and expired options; and

•	Implemented Certent, a comprehensive equity compensation management and reporting solution provider, in the second quarter of 2018.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to recording equity-based compensation costs and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested. Testing in this area is continuing and the Company believes that this material weakness with be fully remediated by fiscal year end.

PART II OTHER INFORMATION
Item 6.     Exhibits

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
10 (a)	Limited Waiver and Ninth Amendment to Credit and Security Agreement
10 (b)	Restricted stock option agreement
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 11, 2018	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2018	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)