Form 10-Q
period 2018-10-31
Perma-Pipe International Holdings, Inc.
filed 2018-12-11
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

On December 6, 2018, there were 7,885,374 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2018

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net sales	$32,806	$27,498	$94,020	$77,851
Cost of sales	25,923	24,178	77,019	69,688
Gross profit	6,883	3,320	17,001	8,163

Operating expenses
General and administrative expenses	4,247	4,314	12,153	12,456
Selling expenses	1,554	1,297	4,017	3,920
Total operating expenses	5,801	5,611	16,170	16,376

Income/(loss) from operations	1,082	(2,291)	831	(8,213)

Interest expense, net	280	193	830	507
Income/(loss) from operations before income taxes	802	(2,484)	1	(8,720)

Income tax expense/(benefit)	934	808	1,525	(241)

Net loss	$(132)	$(3,292)	$(1,524)	$(8,479)

Weighted average common shares outstanding
Basic and diluted	7,877	7,714	7,806	7,668

Loss per share
Basic and diluted	(0.02)	(0.43)	(0.20)	(1.11)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(132)	$(3,292)	$(1,524)	$(8,479)

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(551)	(250)	(1,538)	822
Unrealized gain on marketable security, net of tax	-	-	-	(92)
Other comprehensive (loss) income	(551)	(250)	(1,538)	730

Comprehensive loss	$(683)	$(3,542)	$(3,062)	$(7,749)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	October 31, 2018	January 31, 2018
ASSETS	Unaudited
Current assets
Cash and cash equivalents	$9,582	$7,084
Restricted cash	2,536	1,237
Trade accounts receivable, less allowance for doubtful accounts of $480 at October 31, 2018 and $469 at January 31, 2018	32,280	32,936
Inventories, net	14,330	16,856
Prepaid expenses and other current assets	3,345	2,703
Contract assets	2,357	1,502
Total current assets	64,430	62,318
Property, plant and equipment, net of accumulated depreciation	31,020	34,509
Other assets
Deferred tax assets - long-term	45	391
Goodwill	2,269	2,423
Other assets	5,966	4,943
Total other assets	8,280	7,757
Total assets	$103,730	$104,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$9,788	$14,186
Accrued compensation and payroll taxes	1,893	1,580
Commissions and incentives payable	1,789	787
Revolving line of credit	13,662	7,273
Current maturities of long-term debt	1,046	753
Customers' deposits	4,028	5,236
Outside commissions payable	2,194	1,800
Contract liability	1,599	1,967
Other accrued liabilities	3,491	4,259
Income taxes payable	1,348	1,339
Total current liabilities	40,838	39,180
Long-term liabilities
Long-term debt, less current maturities	6,892	7,728
Deferred compensation liabilities	3,504	4,098
Deferred tax liabilities - long-term	1,149	1,242
Other long-term liabilities	534	524
Total long-term liabilities	12,079	13,592
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,877 issued and outstanding at October 31, 2018 and 7,717 issued and outstanding at January 31, 2018	79	77
Additional paid-in capital	58,365	56,304
Accumulated deficit	(4,627)	(3,103)
Accumulated other comprehensive loss	(3,004)	(1,466)
Total stockholders' equity	50,813	51,812
Total liabilities and stockholders' equity	$103,730	$104,584

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2018	$77	$56,304	$(3,103)	$(1,466)	$51,812

Net loss			(1,117)		(1,117)
Common stock issued under stock plans, net of shares used for tax withholding		25			25
Stock-based compensation expense		249			249
Foreign currency translation adjustment				(665)	(665)
Total stockholders' equity at April 30, 2018	$77	$56,578	$(4,220)	$(2,131)	$50,304

Net loss			(275)		(275)
Common stock issued under stock plans, net of shares used for tax withholding	2	1,040			1,042
Stock-based compensation expense		462			462
Foreign currency translation adjustment				(322)	(322)
Total stockholders' equity at July 31, 2018	$79	$58,080	$(4,495)	$(2,453)	$51,211

Net loss			(132)		(132)
Common stock issued under stock plans, net of shares used for tax withholding		(3)			(3)
Stock-based compensation expense		288			288
Foreign currency translation adjustment				(551)	(551)
Total stockholders' equity at October 31, 2018	$79	$58,365	$(4,627)	$(3,004)	$50,813

Shares	2018	2017
Balances at beginning of year	7,716,542	7,595,509
Treasury stock released	—	26,753
Shares issued	161,332	94,280
Balances at period end	7,877,874	7,716,542

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2018	2017
Operating activities
Net loss	$(1,524)	$(8,479)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	3,482	3,772
Deferred tax expense (benefit)	346	(544)
Equity-based compensation expense	999	795
Loss on disposal of fixed assets	46	8
Provision on doubtful accounts	14	(324)
Gain from sale of marketable securities	-	(142)
Changes in operating assets and liabilities
Accounts receivable	(165)	2,989
Inventories	2,269	(375)
Change in contract assets and contract liabilities	(1,221)	513
Accounts payable	(5,460)	(1,627)
Accrued compensation and payroll taxes	1,468	(1,633)
Customers' deposits	(1,194)	1,566
Income taxes receivable and payable	54	(621)
Prepaid expenses and other current assets	(801)	(196)
Other assets and liabilities	1,061	105
Net cash used in operating activities	(626)	(4,193)
Investing activities
Capital expenditures	(885)	(2,082)
Proceeds from sales of marketable securities	-	142
Proceeds from sales of property and equipment	-	1
Net cash used in investing activities	(885)	(1,939)
Financing activities
Proceeds from revolving lines	42,201	31,652
Payments of debt on revolving lines of credit	(35,152)	(26,055)
Debt issuance costs	(930)	-
Payments of other debt	(266)	(161)
Decrease in drafts payable	(20)	(4)
(Payments)/borrowings on capitalized lease obligations	(205)	632
Release of treasury stock	-	170
Stock options exercised and taxes paid related to restricted shares vested	249	(216)
Net cash provided by financing activities	5,877	6,018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(569)	684
Net increase in cash, cash equivalents and restricted cash	3,797	570
Cash, cash equivalents and restricted cash - beginning of period	8,321	8,701
Cash, cash equivalents and restricted cash - end of period	$12,118	$9,271
Supplemental cash flow information
Interest paid	$917	$584
Income taxes paid	1,118	786
Fixed assets acquired under capital leases	-	841
Funds held in escrow related to the sale of Filtration assets	-	250

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2018

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries ("PPIH", "Company", or "Registrant", or "we", or "us") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2018 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2018 and 2017 are for the three and nine months ended October 31, 2018 and 2017, respectively.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the U.A.E. and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectable. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $5.4 million as of January 31, 2018 (inclusive of a retention receivable amount of $3.7 million, of which $3.2 million was included in the balance of other long-term assets as of October 31, 2018 and January 31, 2018, due to the long-term nature of the receivables) has been outstanding for several years as of October 31, 2018. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this amount. Since January 31, 2018, the Company has received payments of approximately $0.5 million, which reduced the balance of this receivable. As a result, the Company did not reserve any allowance against this receivable as of October 31, 2018. The Company continues to engage with the customer to ensure full payment of open balances. However, if the Company’s efforts to collect on this account are not successful in fiscal 2018, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts. As of October 31, 2018, this receivable balance, inclusive of a retention receivable amount, was $4.9 million. During November 2018, the Company received approximately $0.1 million, thus reducing this receivable balance to $4.8 million.

For the three and nine month months ended October 31, 2018 and 2017, no individual customer accounted for 10% or more of the Company's consolidated net sales.

At October 31, 2018, one customer accounted for 18% of the Company's accounts receivable. At January 31, 2018, three customers collectively accounted for 35% of the Company's accounts receivable.

Note 4 - Revenue recognition

On February 1, 2018, the Company adopted Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers," ("Topic 606"), using the modified retrospective method applied to contracts that were not completed as of that date. Under this methodology the effect, if any, of initially applying the new revenue standard was to be recorded as an adjustment to the opening balance of retained earnings, while periods prior to the adoption date were not to be adjusted and continue to be reported in accordance with the accounting policies in effect for those periods.

The Company conducted a complete and thorough analysis of each single element of the five-step model of Topic 606 and concluded that there was no material impact to the Company as a result of the adoption of the new standard. As such, the Company was not required to make a cumulative adjustment to the opening balances of retained earnings, contract assets or contract liabilities upon its initial application of the new revenue standard.

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

The Systems revenue class has generally accounted for more than 90% of the Company’s total revenue and is recognized over time. The remaining revenue (Product class) is recognized when goods are shipped or services are performed. A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2018 and 2017 are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	$4,440	14%	$2,504	9%	$9,447	10%	$5,830	7%

Specialty Piping Systems and Coating
Revenue recognized under input method	11,869	36%	10,986	40%	32,778	35%	34,240	44%
Revenue recognized under output method	16,497	50%	14,008	51%	51,795	55%	37,781	49%
Total	$32,806	100%	$27,498	100%	$94,020	100%	$77,851	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of October 31, 2018 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of October 31, 2018 within one year.

Contract Assets
Balance January 31, 2018	$1,502
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,085)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,417
Closing Balance at April 30, 2018	$1,834
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,395)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,575
Closing Balance at July 31, 2018	$2,014
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,917)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	2,260
Closing Balance at October 31, 2018	$2,357

Contract Liabilities
Balance January 31, 2018	$1,967
Revenue recognized during the period for uncompleted contracts from the prior period	(1,810)
New contracts entered into that are uncompleted at the end of the current period	413
Closing Balance at April 30, 2018	$570
Revenue recognized during the period for uncompleted contracts from the prior period	(422)
New contracts entered into that are uncompleted at the end of the current period	398
Closing Balance at July 31, 2018	$546
Revenue recognized during the period for uncompleted contracts from the prior period	(497)
New contracts entered into that are uncompleted at the end of the current period	1,550
Closing Balance at October 31, 2018	$1,599

Practical expedients:

Costs to obtain a contract are not considered project costs as they are not usually incremental, nor does job duration span more than one year. The Company applies practical expedient for these types of costs and as such are expensed in the period incurred.

As the Company's contracts are less than one year, the Company has applied the practical expedient regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

Note 5 - Income taxes

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's effective tax rate ("ETR") from operations for the current third quarter and year-to-date was 116% and 122,166%, compared to 32.5% and 2.8% during the respective prior year periods. The change in the ETR from the prior year-to-date to the current year-to-date was in large part due to changes in the Company's net income by jurisdiction. Additional factors include the tax impact of a Canadian business combination which occurred in the prior year, the valuation allowance against the domestic deferred tax asset, and the fact that the Company's operating performance is close to break-even for the current year-to-date. Since the Company is near break-even, relatively small changes to ordinary income will have a large impact to the effective tax rate, which has occurred for PPIH this quarter resulting in the high ETR reflected above. The year-to-date tax expense is $1.5 million and the ordinary income before tax is less than $0.1 million which has produced an ETR of 122,166%. While consolidated ordinary income before tax is near break-even, the Company accrues taxes in various countries where they are generating income while applying a valuation allowance in the U.S. which attributes to the unusually large ETR.

The amount of unrecognized tax benefits, including interest and penalties, at October 31, 2018, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The Tax Act reduced the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018 and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax, respectively. In addition, in 2017 the Company was subject to the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018 and October 31, 2018. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make future adjustments to its provisional amounts. Furthermore, the Company considered the impact of the global intangible low-taxed income ("GILTI") provision during the third quarter and determined that there was an inclusion of $0.1 million based on year-to-date figures. The Company has elected to account for the impact of GILTI as a current period expense when incurred, however due to the net operating losses ("NOLs") available to the Company, along with the valuation allowance in the U.S. this had no impact on the current quarter tax expense, and no additional expense was recorded for this. The accounting for the tax effects of the Tax Act will be completed within the measurement period.

Provisional amounts for the foregoing income tax effects of the Tax Act have been recorded as of October 31, 2018 and are subject to change during the measurement period.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards. There was no impairment of long-lived assets for the three and nine months ended October 31, 2018 and 2017.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2018 and January 31, 2018 was attributable to the purchase of Perma-Pipe Canada, Ltd.

	January 31, 2018	Foreign exchange change effect	October 31, 2018
Goodwill	$2,423	$(154)	$2,269

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment of goodwill for the three and nine months ended October 31, 2018 and 2017.

Note 7 - Stock-based compensation

At October 31, 2018, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which stockholders approved in June 2017 ("2017 Plan")

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At October 31, 2018, the Company had reserved a total of 921,314 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

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

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors. The following is the stock-based compensation expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Stock-based compensation expense	$5	$21	$28	$80
Restricted stock-based compensation expense	283	294	971	938
Total stock-based compensation expense	$288	$315	$999	$1,018

Stock Options

The following tables summarize the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2018	358	9.44	4.0	$482
Exercised	(37)	6.88		86
Expired or forfeited	(54)	17.08
Outstanding end of period	267	8.42	3.6	408

Exercisable end of period	257	$8.49	3.5	$384

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2018	31	$8.24	$50
Vested	(14)
Expired or forfeited	(7)
Outstanding end of period	10	$7.00	$23

As of October 31, 2018, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a weighted average period of 1.4 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the year:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2018	360	$9.05	$3,254
Granted	148	9.76
Vested and issued	(89)
Forfeited	(69)	7.27
Outstanding (unvested) end of period	350	9.14	$3,199

As of October 31, 2018, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. The expense is expected to be recognized over a weighted average period of 2.4 years.

As a result of certain events that occurred during second quarter of fiscal 2018, including a settlement of stock-based award previously granted to a retiring member of the Company's Board of Directors, the Company changed its method of accounting for deferred stock compensation arrangements granted to the Company's directors from liability accounting treatment to equity accounting treatment and, as such, reclassified $0.7 million from a liability to additional paid in capital.

Note 8 - Earnings per share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	7,877	7,714	7,806	7,668
Dilutive effect of equity compensation plans	—	—	—	—
Weighted average common shares outstanding assuming full dilution	7,877	7,714	7,806	7,668

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	176	143	176	143
Stock options with an exercise price below the average market price	91	226	91	226

Note 9 - Debt

Debt totaled $21.6 million at October 31, 2018, a net increase of $5.8 million since January 31, 2018.

Revolving lines North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a new three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Senior Credit Facility replaced the Company’s then existing $15 million Credit and Security Agreement, dated September 24, 2014, among various subsidiaries of the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., as amended (the “Prior Credit Agreement”).

The Company initially used borrowings under the new Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and cash collateralize a letter of credit (USD $154,500). The Company expects to use additional borrowings under the new Senior Credit Agreement to fund future capital expenditures and on-going working capital needs, and for other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally be payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. Subject to certain qualifications and exceptions, the Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties cannot allow capital expenditures to exceed $3 million annually (plus a limited carryover of unused amounts).

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve consolidated net income (excluding the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) before interest, taxes, depreciation, amortization and certain other adjustments (“EBITDA”) of at least $1,807,000 for the period from August 1, 2018 through October 31, 2018; (ii) the North America Loan Parties to achieve EBITDA of at least $2,462,000 for the period from August 1, 2018 through January 31, 2019; (iii) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (iv) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for the nine-month period ending October 31, 2018 and for the quarter ending January 31, 2019 and each quarter end thereafter on a trailing four-quarter basis. The Company was in compliance with this requirement as of  October 31, 2018.

The Senior Credit Facility contains customary events of default. If an event of default occurs and is continuing, then PNC may terminate all commitments to extend further credit and declare all amounts outstanding under the Senior Credit Facility due and payable immediately. In addition, if any of the North American Loan Parties or certain of their subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Senior Credit Facility will automatically become immediately due and payable. Borrowings under the Senior Credit Facility will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate while a bankruptcy event of default exists or, upon the lenders’ request, during the continuance of any other event of default.

As of October 31, 2018, the Company had borrowed an aggregate of $13.7 million at 7.75% and 5.78%, with a weighted average rate of 6.45%, and had $2.9 million available to them under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On October 31, 2018, the Company was in compliance with the covenants under the credit arrangements. On October 31, 2018, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On October 31, 2018, the Company's interest rates ranged from 6.11% to 6.14%, with a weighted average rate of 6.14%, and the Company could borrow $9.1 million under these credit arrangements. On October 31, 2018, $6.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On October 31, 2018, the Company had borrowed $0.5 million, and had an additional $2.1 million available. The foreign revolving lines balances as of October 31, 2018 and January 31, 2018, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed 8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada, that matures on December 23, 2042. The interest rate is variable, currently at 6.1%, with monthly payments of 37 thousand CAD (approximately $28 thousand) for interest; and monthly payments of 27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

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

Note 10 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.0 million as of October 31, 2018 and $1.2 million as of January 31, 2018. Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees. Restricted cash held in the U.S. on October 31, 2018 was $1.5 million, and is a cash collateral held by PNC Bank in relation to the new credit agreement.

	Nine Months Ended October 31,
	2018	2017
Cash and cash equivalents	$9,582	$8,373
Restricted cash	2,536	898
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,118	$9,271

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

Note 12 - Recent accounting pronouncements

In June 2018, the FASB issued an update to Topic 718, which is intended to reduce costs and complexity, and improve financial reporting for share-based payments issued to non-employees. ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company has evaluated the effect that this ASU will have on its consolidated financial statements and related disclosures, and has determined that this ASU does not have a material impact on the Company's results of operations or financial position.

In March 2017, the FASB issued authoritative guidance which changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other post-retirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, and amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance was effective for the Company starting February 1, 2018 and has been applied retrospectively to the presentation of net periodic benefit cost and prospectively to the capitalization of service cost. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("Topic 606")", with several clarifying updates issued during 2016. This ASU was effective for the Company beginning February 1, 2018. The adoption of this ASU did not have a material impact on the Company's results of operations or financial position. Refer to Note 4 - Revenue recognition - for more detail.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements or related disclosures.

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

	Three Months Ended October 31,			Nine Months Ended October 31,
($ in thousands)	2018	2017	% Favorable (Unfavorable)	2018	2017	% Favorable (Unfavorable)
Net sales	$32,806	$27,498	19%	$94,020	$77,851	21%

Gross profit	6,883	3,320	107%	17,001	8,163	108%
Percentage of net sales	21%	12%		18%	10%

General and administrative expenses	4,247	4,314	2%	12,153	12,456	2%
Percentage of net sales	13%	16%		13%	16%

Selling expense	1,554	1,297	(20)%	4,017	3,920	(2)%
Percentage of net sales	5%	5%		4%	5%

Interest expense, net	280	193	(45)%	830	507	(64)%

Income/(Loss) from operations before income taxes	$802	$(2,484)	N/A	$1	$(8,720)	N/A

Three months ended October 31, 2018 ("current quarter") vs. Three months ended October 31, 2017 ("prior year quarter")

Net sales:

Net sales increased 19% to $32.8 million in the current quarter, from $27.5 million in the prior year quarter. Higher revenues resulted from increased sales in North America.

Cost of sales and gross profit:

Gross profit increased to 21%, or $6.9 million of net sales, in the current quarter from 12%, or $3.3 million of net sales, in the prior year quarter. This 107% increase in gross profit was due to higher volumes combined with improved margins, which were a result of strategic initiative improvements.

General and administrative expenses:

General and administrative expenses were slightly lower at $4.2 million in the current quarter, compared to $4.3 million in the prior year quarter. Included in the current quarter expenses is a one-time charge of $0.4 million for the separation agreement between the Company and the prior CFO, who retired on October 31, 2018.

Selling expenses:

Selling expenses were $1.6 million in the current quarter, compared to $1.3 million in the prior year quarter. This increase is due to commission expense related to increased sales.

Interest expense:

Net interest expense increased to $0.3 million in the current quarter from $0.2 million in the prior-year quarter due to higher borrowings, and higher effective interest rates, both domestic and foreign.

Income from operations before income taxes:

Income from operations before income taxes improved by $3.3 million, to pre-tax income of $0.8 million in the current quarter, from a pre-tax loss of  $2.5 million in the prior year quarter. The positive contributing factors were:

•	Increased sales of $5.3 million;
•	Improved gross profit of $3.6 million; and
•	Selling, general and administration expenses remaining flat in amount and as a percentage of sales.

Nine Months Ended October 31, 2018 ("year-to-date") vs. Nine Months Ended October 31, 2017 ("prior year year-to-date")

Net sales:

Net sales increased 21% to $94.0 million in the current year-to-date, from $77.9 million in the prior year year-to-date. Higher revenues resulted from increased sales in all geographic regions.

Cost of sales and gross profit:

Gross profit increased to 18%, or $17.0 million of sales, in the current year-to-date from 10%, or $8.2 million of sales, in the prior year year-to-date. This improvement was due to increased volumes and improved margins, which were a result of strategic initiative improvements.

General and administrative expenses:

General and administrative expenses decreased by 2% to $12.2 million in the current year-to-date, from $12.5 million in the prior year year-to-date. Included in the current year-to-date expenses is a one-time charge of $0.4 million for the separation agreement between the Company and the prior CFO, who retired on October 31, 2018.  In the prior year-to-date, the Company recognized foreign exchange losses on the payback of an intercompany loan extended to a foreign subsidiary.

Selling expenses:

Selling expenses increased by 2% to $4.0 million in the current year-to-date from $3.9 million the prior year year-to-date. Current year expenses include commission expense related to increased sales.

Interest expense:

Net interest expense increased to $0.8 million in the current year-to-date from $0.5 million in the prior year year-to-date due to higher borrowings, and higher effective interest rates, both domestic and foreign.

Income from operations before income taxes:

Income from operations before income taxes improved by $8.7 million, to break-even in the current year-to-date, from a pre-tax loss of $8.7 million in the prior year year-to-date. The positive contributing factors were:

•	Increased sales of $16.2 million;
•	Improved gross profit of $8.8 million; and
•	Selling, general and administration expenses remaining flat, in amount and as a percentage of sales.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has collected approximately $37.0 million, as of October 31, 2018. The remaining balance due as of October 31, 2018 was $4.9 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of our customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.2 million of this retention amount is carried in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect this outstanding amount, and has received updated acknowledgment of the outstanding balances and assurances of payment from the customer. The Company has received payments of approximately $0.5 million through the third quarter of 2018, and has received an additional $0.1 million in November 2018. As a result, the Company did not reserve any allowance against this amount, however, if the Company’s efforts to collect on the remaining balance on this account are not successful in fiscal 2018, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

Income taxes:

The Company's effective tax rate ("ETR") from operations for the current quarter and current year-to-date was 116% and 122,166%, compared to 32.5% and 2.8% during the respective prior year periods. The change in the ETR from the prior year-to-date to the current year-to-date was in large part due to the changes in net income by jurisdiction. Additional factors include the tax impact of Canadian business combination which occurred in the prior year, the valuation allowance against the domestic deferred tax asset, and the fact that the Company is close to break-even year-to-date for the current year. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

Other

The Company has made a bid to provide insulation of pipes to the East Africa Crude Oil Pipeline ("EACOP") project. The EACOP project is a 1,450 Km (900 mile) long heavy crude oil pipeline from the Lake Albert Basin in Uganda to the Tanga port in Tanzania being developed by French oil company Total E&P, China National Offshore Oil Corporation (CNOOC) and London-based Tullow Oil. The proposed pipeline is 24 inches in diameter, and is electrically heat traced. Once completed, it will be the longest insulated and heat traced pipeline in the world. There can be no assurance that the Company will be successful in its bid for this project, or what the final terms of any such potential engagement will be until the bid is awarded; the timing of which is uncertain.

Liquidity and capital resources

Cash, cash equivalents and restricted cash as of October 31, 2018 were $12.1 million compared to $8.3 million on January 31, 2018. On October 31, 2018, $1.9 million was held in the U.S., and $10.2 million was held at the Company's foreign subsidiaries. From time to time, the Company repatriates cash held at certain of its foreign subsidiaries as needed to help fund the Company's working capital needs. The Company's working capital was $23.6 million on October 31, 2018 compared to $23.1 million on January 31, 2018.

Cash used in operating activities during the first nine months of 2018 was $0.6 million, compared to $4.2 million during the same period in 2017. Net cash used in investing activities during the first nine months of 2018 amounted to $0.9 million, compared to $1.9 million during the same period in 2017.

Debt totaled $21.6 million on October 31, 2018, a net increase of $5.8 million compared to the beginning of the current fiscal year. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt". Net cash provided by financing activities during the first nine months of 2018 was $5.9 million compared to $6.0 million for the same period in 2017.

On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a new three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Senior Credit Facility replaced the Company’s then existing $15 million Credit and Security Agreement, dated September 24, 2014, among various subsidiaries of the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., as amended (the “Prior Credit Agreement”).

The Company initially used borrowings under the new Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and cash collateralize a letter of credit (USD $154,500). The Company expects to use additional borrowings under the new Senior Credit Agreement to fund future capital expenditures and on-going working capital needs, and for other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally be payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. North American Loan Parties’ assets. The Senior Credit Facility will mature on September 20, 2021. Subject to certain qualifications and exceptions, the Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties cannot allow capital expenditures to exceed $3 million annually (plus a limited carryover of unused amounts).

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve consolidated net income (excluding the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) before interest, taxes, depreciation, amortization and certain other adjustments (“EBITDA”) of at least $1,807,000 for the period from August 1, 2018 through October 31, 2018; (ii) the North America Loan Parties to achieve EBITDA of at least $2,462,000 for the period from August 1, 2018 through January 31, 2019; (iii) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (iv) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for the nine-month period ending October 31, 2018 and for the quarter ending January 31, 2019 and each quarter end thereafter on a trailing four-quarter basis. The Company was in compliance with this requirement as of  October 31, 2018.

14

The Senior Credit Facility contains customary events of default. If an event of default occurs and is continuing, then PNC may terminate all commitments to extend further credit and declare all amounts outstanding under the Senior Credit Facility due and payable immediately. In addition, if any of the North American Loan Parties or certain of their subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Senior Credit Facility will automatically become immediately due and payable. Borrowings under the Senior Credit Facility will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate while a bankruptcy event of default exists or, upon the lenders’ request, during the continuance of any other event of default.

As of October 31, 2018, the Company had borrowed an aggregate of $13.7 million at 7.75% and 5.78%, with a weighted average rate of 6.45%, and had $2.9 million available to them under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On October 31, 2018, the Company was in compliance with the covenants under the credit arrangements. On October 31, 2018, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On October 31, 2018, the Company's interest rates ranged from 6.11% to 6.14%, with a weighted average rate of 6.14%, and the Company could borrow $9.1 million under these credit arrangements. On October 31, 2018, $6.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On October 31, 2018, the Company had borrowed $0.5 million, and had an additional $2.1 million available. The foreign revolving lines balances as of October 31, 2018 and January 31, 2018, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed 8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.1%, with monthly payments of 37 thousand CAD (approximately $28 thousand) for interest; and monthly payments of 27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

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

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2018. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting. Management has previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company during its preparation and review of the Company's financial statements for the fiscal quarter ended July 31, 2017 related to the Company's accounting for equity-based compensation costs. The Company has implemented the following changes to address the material weakness, which the Company considered fully remediated as of October 31, 2018:

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

•

Implemented a catalog of key accounting rules. In the review of any major journal entries for non-standard operational accounting matters, this catalog is being used as a checklist to validate that the required accounting treatment is applied and disclosures are made accordingly. Management has used, and will continue to use, this catalog to evaluate whether the accounting treatment follows the current rules in the catalog, and will then decide whether outside firm expertise is warranted in such a review;

•	Has validated and updated the catalog quarterly for any changes resulting from changed or newly pronounced accounting rules, and will continue to do so;
•

Reviewed the categories that are underlying the calculations related to stock-based compensation, and has revised procedures for the calculation and review of effects from vested, forfeited and expired options; and

•	Implemented a robust and comprehensive equity compensation management and reporting software in the second quarter of 2018.

PART II OTHER INFORMATION

Item 6.	Exhibits

10.1	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the North American Loan Parties, PNC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 20, 2018).
10.2	Letter Agreement, dated September 28, 2018, by and between the Company and Karl J. Schmidt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 28, 2018).
10.3	Employment Agreement, dated October 1, 2018, by and between the Company and D. Bryan Norwood (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 28, 2018).
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	December 11, 2018	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 11, 2018	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)