Form 10-K
period 2019-01-31
Perma-Pipe International Holdings, Inc.
filed 2019-04-16
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $68,544,111.75 based on the closing sale price of $9.05 per share as reported on the NASDAQ Global Market on July 31, 2018.

The number of shares of the registrant's common stock outstanding at April 10, 2019 was 7,883,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2019, are incorporated by reference in Part III of this Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2019

PART I

Cautionary Statements Regarding Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely," and "probable," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act") and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, the following:

•	the Company’s ability to effectively execute its strategic plan and achieve profitability and positive cash flows;
•	the impact of global economic weakness and volatility;
•	fluctuations in steel prices and the Company’s ability to offset increases in steel prices through price increases in its products;
•	the timing of orders for the Company’s products;
•	decreases in United States government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and access to capital funds;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	fluctuations in crude oil and natural gas prices;
•	risks and uncertainties related to the Company’s international business operations;
•	the Company’s ability to repay its debt and renew expiring international credit facilities;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives;
•	the Company's ability to interpret changes in tax regulations and legislation;
•	reversals of previously recorded revenue and profits resulting from inaccurate estimates made in connection with the Company’s percentage-of-completion revenue recognition;
•	the Company’s failure to establish and maintain effective internal control over financial reporting; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", "Company" or "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is reported under ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years and balances described as 2018 and 2017 are for the fiscal years ended January 31, 2019 and 2018, respectively.

Products and services. The Company engineers, designs, manufactures and sells specialty piping systems, and leak detection systems. Specialty piping systems include: (i) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, and (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Company frequently engineers and custom fabricates to job site dimensions and incorporates provisions for thermal expansion due to cycling temperatures. This custom fabrication helps to minimize the amount of field labor required by the installation contractor. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is the responsibility of the general contractor, and completed by unaffiliated installation contractors.

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

Customers and sales channels. The Company's customer base is industrially and geographically diverse. In the United States, the Company employs inside and outside sales managers who use and assist a network of independent manufacturers' representatives, none of whom sell products that are competitive with the Company's piping systems. The Company employs a direct sales force in Canada and in several countries in the Middle East to market and sell products and services. On a country by country basis, and where advantageous, an agent network is often used to assist in marketing and selling the Company's products and services.

On January 31, 2019 and January 31, 2018, no one customer accounted for more than 10% of the Company's net sales.

Three customers accounted for 42.0% and 34.9% of accounts receivable on January 31, 2019 and 2018, respectively.

Backlog. The Company’s backlog on January 31, 2019 was $61.0 million compared to $46.7 million on January 31, 2018, most of which is expected to be completed within the next 12 months. The Company defines backlog as the revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue.

Intellectual property. The Company owns patents covering its piping and electronic leak detection systems. The patents are not material to the Company either individually or in the aggregate because the Company believes its sales would not be materially reduced if patent protection were not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Multi-Therm®, Ultra-Therm®, Cryo-Gard®, Sleeve-Gard®, Electro-Gard® and Sulphur-Therm®. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm®, Cryo-Gard®, Electro-Gard®, Sleeve-Gard®, Permalert®, Pal-AT®, Perma-Pipe®, Polytherm®, Sulphur-Therm®, Ric-Wil®, and Xtru-therm®.

Suppliers. The basic raw materials used in production are pipes and tubes made of carbon steel, steel alloys, copper, ductile iron, or polymers and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, mostly purchased in bulk quantities. The Company believes there are currently adequate supplies and sources of availability of these needed raw materials. Steel prices began to rise in early 2018 and are expected to continue to rise in 2019. The Company expects normal seasonal price movement during 2019 with steel prices higher than average when compared to 2018. The Company has been updating its quoting system for the movements in steel prices and expects to recover these price differentials through price increases in its products.

The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company owns patents for some of the features of its sensor cables. The Company assembles the monitoring component of its leak detection and location systems from components purchased from many sources.

Competition. The piping systems market is highly competitive. The Company believes its principal competition consists of over 20 major competitors and more small competitors. The Company believes that quality, service, engineering design capabilities and support, a comprehensive product line, timely execution, plant location and price are key competitive factors. The Company also believes it has a more comprehensive product line than any competitor.

Research and Development. The Company maintains a standalone research and development function and primarily focuses on activities and development to meet product specifications mandated by its customers and the industry.

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

In the United States and Canada, federal government regulations require that all buried pipelines that cross state or provincial boundaries or the United States-Canada border, have an anti-corrosion coating system applied. The Company believes that this regulation has a positive effect on demand for its products due to the Company's unique expertise with respect to anti-corrosion coating.

Employees

As of January 31, 2019, the Company had approximately 193 employees working in the United States, of which approximately 74 were under two collective bargaining agreements, one expiring on March 31, 2022, and the other on April 30, 2020. There were approximately 508 employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2019:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 58	2016

D. Bryan Norwood	Vice President and Chief Financial Officer; Age 63	2018

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 62	2013

David J. Mansfield: President and Chief Executive Officer ("CEO") since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer ("CFO") of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc., a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller and Commercial General Manager, Europe, Africa & FSU, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.

D. Bryan Norwood: Appointed Vice President and Chief Financial Officer in November 2018. From 2014 to 2018 Mr. Norwood served as CFO of API Perforating, LLC an oilfield service company providing stage perforation and wireline services.  From 2012 to 2014, Mr. Norwood served as CFO of Dupre’ Energy Services, LLC an oilfield service company offering multiple services lines.  From 2010 to 2012, Mr. Norwood was Vice President Finance for the Environmental Services Division of PSC, LLC a hazardous waste disposal company.  From 1992 to 2010, Mr. Norwood has held several senior leadership positions including CFO of Smith Equipment Rental and Services, LLC., a regional oilfield service provider, Vice President and Treasurer of Key Energy Services, Inc., an oilfield multi-service provider, and Corporate Controller and Vice President Finance-Americas with Bredero Shaw, a global pipe coating provider.

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

Fluctuations in the availability of, and price of steel, may affect the Company's results of operations. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility may negatively impact market conditions thus reducing project activity.

Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, as of the date of this filing, U.S. imports of certain steel products are subject to a 25 percent tariff (exceptions are Australia, Argentina, Brazil and South Korea), with retaliatory tariffs imposed by importing countries. The Company expects these actions to increase steel costs and decrease supply availability. We routinely insulate steel pipe for our Canadian customers, and these tariffs may lead to project delays or cancellations while they are in place.

The Company regularly updates its quoting system for the movements in steel prices, and intends to recover these price differentials through price increases in the Company's products, however, the Company may not always be successful. Any increase in steel prices that is not offset by an increase in the Company's prices could have an adverse effect on the Company's business, financial position, results of operations or cash flows. In addition, if the Company is unable to acquire timely steel supplies, it may need to decline bid and order opportunities, which could also have an adverse effect on the Company's business, financial position, results of operations or cash flows.

Delays in the timing of orders for the Company’s products may negatively impact the Company’s operating results. Since the Company's revenues are based on discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of large variations in the level of overall market demand or delays in the timing of project execution phases.

Decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and availability of capital funds may adversely impact demand for the Company’s products. Uncertainty about economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material negative effect on the demand for the Company's products. Decreases in U.S. federal and state spending on projects using the Company's products can have negative impact on sales volume from the Company's domestic facilities. Governmental spending on large infrastructure projects in the Gulf Cooperation Council ("GCC") countries vary and spending has in the past been curtailed or delayed as a result of reduced public spending budgets in countries which are dependent on oil and gas revenues and their respective price levels.

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

The Company may be unable to repay its debt or renew its expiring credit facilities. If there were an event of default under the Company's current revolving credit facilities, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

•	incurring additional debt;
•	entering into transactions with affiliates;
•	making investments or other restricted payments;
•	repurchase of Company's shares;
•	payment of dividends, capital returns, repayment of intercompany obligations and other forms of repatriation; and
•	creating liens.

The Company’ credit arrangements used by its Middle Eastern subsidiaries are renewed on an annual basis. In addition to these credit arrangements, the Company also obtains project financing in the Middle East on a project-by-project basis. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or be on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the Company is interested in pursuing.

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

The Company's financial results could be adversely affected by changes in international regulations and other activities of U.S. and non-U.S. governmental agencies related to the Company’s international operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers increased to 61.0% in 2018 from 59.5% in 2017. The Company's anticipated growth and profitability may require increasing current foreign sales volume and may necessitate further international expansion. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Middle East, the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business.

Due to the international scope of the Company’s operations, it is subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries as well as new regulatory requirements regarding data privacy. The Company’s foreign subsidiaries are governed by laws, rules and business practices that differ from those of the U.S. If the activities of these entities do not comply with U.S. laws or business practices or the Company’s Code of Business Conduct, then violations of these laws may result in severe criminal or civil sanctions, which could disrupt the Company’s business, and result in an adverse effect on the Company’s reputation, business and results of operations or financial condition. The Company cannot predict the nature, scope or effect of future regulatory requirements to which its operations might be subject or the manner in which existing laws might be administered or interpreted.

The Company may be impacted by interpretations and changes in tax regulations and legislation which could adversely affect the Company's financial results. Tax interpretations, regulations and legislation in the various jurisdictions in which the Company operates are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by the Company that may be challenged by the applicable taxation authorities upon audit.  Although the Company believes its assumptions, judgements and estimates are reasonable, changes in tax laws or the Company's interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements.

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

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2. PROPERTIES

Location	Leased or Owned	Size
Illinois	Leased production facilities and office space	31,650 square feet
Louisiana	Owned production facilities and leased land	30,000 square feet on approximately 5 acres
Tennessee	Owned production facilities and office space	131,800 square feet on approximately 23.5 acres
Texas	Leased office space	2,100 square feet
Canada	Owned production facilities with office space on owned land, leased land and leased office space	102,980 square feet on approximately 158 acres
India	Leased production facilities, office space and land	33,700 square feet on approximately 1.2 acres
Kingdom of Saudi Arabia	Owned production facilities on leased land	89,000 square feet on approximately 11 acres
United Arab Emirates	Leased office space and production facilities on leased land	182,100 square feet on approximately 16.4 acres

For further information, see Note 7 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS - As of January 31, 2019, the Company had no material pending litigation.

Item 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 3, 2019, there were approximately 60 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

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

The Transfer Agent and Registrar for the Company's common stock is Broadridge Corporate Issuer Solutions, Inc., P.O. Box 1342 Brentwood, NY 11717, (877) 830-4936 or (720) 378-5591.

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

The Company is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company's website is www.permapipe.com. Since the Company's revenues are based on large discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of large variations in the level of overall market demand or delays in the timing of the specific project phases.

The analysis presented below and discussed in more detail throughout the MD&A was organized to provide instructive information for understanding the Company's business. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein.

Consolidated Results of Operation:

			% Favorable
($ in thousands)	2018	2017	(Unfavorable)
Net sales	$128,965	$105,248	22.5%

Gross profit	23,339	11,742	98.8%
Percentage of net sales	18.1%	11.2%

General and administrative expenses	15,357	16,214	5.3%
Percentage of net sales	11.9%	15.4%

Selling expense	5,239	5,040	(3.9%)
Percentage of net sales	4.1%	4.8%

Interest expense, net	1,122	697	(61.0%)

Income/(loss) from operations before income taxes	1,621	(10,209)	N/A

2018 Compared to 2017

Net sales:

Net sales were $129.0 million in 2018, an increase of 22.5% from $105.2 million in 2017. Higher revenues were driven by increased oil prices, favorable product mix and better sales and project execution, which resulted in increased sales in the Middle East, U.S. and Canadian markets. We also experienced higher demand for leak detection products.

Cost of sales and gross profit:

Gross profit increased to $23.3 million in 2018, an increase of 98.8% from 11.7 million in 2017. This increase is attributed to higher volumes, improved pricing and manufacturing efficiencies.

General and administrative expenses:

General and administrative expenses were $15.4 million in 2018 compared to $16.2 million in 2017, an improvement of $0.9 million or 5.3%.

Excluding one-time charges in both periods, annually recurring general and administrative expenses were flat year over year at approximately $15.0 million.  The one-time charges include $1.2 million in 2017 for internal control review fees incurred in the Middle East region and $0.4 million in 2018 primarily related to the retirement cost of our prior CFO.

Selling expenses:

Selling expenses increased to $5.2 million from $5.0 million. This increase is due to commission expense related to increased sales.

Interest expense:

Interest expense increased to $1.1 million in 2018 from $0.7 million in 2017 due to higher borrowings and increased interest rates.

Operating results from operations before income taxes:

Operating results from operations before income taxes improved to income of $1.6 million in 2018 compared to a loss of $10.2 million in 2017. The positive contributing factors were due to increased volumes from all geographic served markets, improved pricing and manufacturing efficiencies, and lower selling and general administration costs due to the one-time charge in 2017.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.5 million, with a remaining balance due in the amount of $4.4 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of our customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.5 million of this retention amount was reclassed to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and has collected $0.7 million during fiscal year 2018, and another $0.3 million subsequent to January 31, 2019. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2019. However, if the Company’s efforts to collect on this account are not successful in fiscal 2019, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

Income taxes:

The Company's worldwide effective tax rates ("ETR") were 132.7% and 2.3% in 2018 and 2017, respectively. The change in the ETR from the prior year to the current year is largely due to the fact that the Company is in a positive operating income position in certain taxable jurisdictions. Additional factors include the tax benefit of a Canadian business combination which was realized in 2017, and the valuation allowance against the domestic deferred tax asset. Due to this, even relatively small changes to ordinary income will have a large impact to the ETR. The income tax expense in 2018 is $2.2 million, compared to income tax benefit of $0.2 million in 2017. The Company accrues taxes in various countries where they are generating income while applying a valuation allowance in the U.S. which attributes to the unusually large ETR. The Company remains in a net operating loss ("NOL") carryforward position.

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21%, effective January 1, and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax, respectively. Since the Company is a fiscal taxpayer, the Company was subject to a blended federal rate of 33.83% as of January 31, 2018. In addition, in 2017 the Company was subject to the one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. The Company is subject to a current and deferred federal tax rate of 21% as of January 31, 2019.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018, as permitted by SAB 118. The accounting for the tax effects of the Tax Act was completed as of January 31, 2019, and the Company recorded a tax expense of less than $0.1 million related to the one-time transition tax.

For further information, see Note 8 - Income taxes, in the Notes to Consolidated Financial Statements.

Other

The Company has made a bid to provide insulation of pipes to the East Africa Crude Oil Pipeline ("EACOP") project. The EACOP project is a 1,450 Km (900 mile) long heavy crude oil pipeline from the Lake Albert Basin in Uganda to the Tanga port in Tanzania being developed by French oil company Total E&P, China National Offshore Oil Corporation and London-based Tullow Oil. The pipeline is 24 inches in diameter, and is electrically heat traced. Once completed, it will be the longest insulated and heat traced pipeline in the world. There can be no assurance that the Company will be successful in its bid for this project, and what the final terms of any such potential engagement will be until the bid is awarded.

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2019 and 2018 were $ 10.2 million and $7.1 million, respectively. On January 31, 2019, $0.1 million was held in the U.S. and $10.1 million was held in the foreign subsidiaries. The Company's working capital was $25.9 million on January 31, 2019 compared to $23.1 million on January 31, 2018. Of the working capital components, cash increased $4.4 million as a result of utilization of existing inventory in support of increased revenues. Cash provided by operations was $5.0 million in 2018 compared to cash used in operations of $1.8 million in 2017. This improvement of $6.8 million is due to increased sales volume, combined with the use of existing inventory.

Net cash used in investing activities during 2018 and 2017 was $1.4 million and $2.4 million, respectively.

Debt totaled $16.3 million on January 31, 2019. Net cash provided by financing activities in 2018 and 2017 was $1.1 million and $3.5 million, respectively. Since the Company generated cash from operations, the Company required less cash provided from financing activities. This was primarily due to increased cash generated from operations. For additional information, see Note 6 - Debt, in the Notes to Consolidated Financial Statements. Other long-term liabilities of $0.7 million were composed primarily of Uncertain Tax Position liability and deferred rent.

The following table summarizes the Company's estimated contractual obligations on January 31, 2019.

($ in thousands)	Year Ending January 31,
Contractual obligations	Total	2020	2021	2022	2023	2024	Thereafter
Revolving line North America (1)	$8,890	$8,890	$-	$-	$-	$-	$-
Mortgages (2)	11,432	751	737	721	706	692	7,825
Revolving line foreign (3)	89	89	-	-	-	-	-
Subtotal	20,411	9,730	737	721	706	692	7,825
Capitalized lease obligations	585	241	240	83	21	-	-
Operating lease obligations (4)	19,944	2,516	2,193	2,149	2,110	1,979	8,997
Employment agreements (5)	2,194	157	-	-	-	-	2,037
Contractual obligations of discontinued operations (6)	137	137	-	-	-	-	-
Uncertain tax position obligations (7)	298	-	-	-	-	-	298
Total	$43,569	$12,781	$3,170	$2,953	$2,837	$2,671	$19,157

Notes to contractual obligations table:

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2019, and the weighted average interest rate of 6.43% on that debt, such interest was being incurred at an annual rate of approximately $0.7 million.

(2)	Scheduled maturities, including interest.
(3)	Scheduled maturities of foreign revolver line, including interest.
(4)	Minimum contractual amounts, assuming no changes in variable expenses.
(5)	Refer to the Exhibit Index for a description of compensation and separation plans.
(6)	Included payments for other liabilities included in discontinued operations.
(7)	Refer to Note 8 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

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

The Company initially used borrowings under the new Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and cash collateralize a letter of credit (USD $154,500). The Company has used proceeds from the new Senior Credit Facility for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs, and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility. Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally be payable in arrears on the last day of each interest period. Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility. The facility fee is payable quarterly in arrears.

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve consolidated net income (excluding the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) before interest, taxes, depreciation, amortization and certain other adjustments (“EBITDA”) of at least $1,807,000 for the period from August 1, 2018 through October 31, 2018; (ii) the North America Loan Parties to achieve EBITDA of at least $2,462,000 for the period from August 1, 2018 through January 31, 2019; (iii) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (iv) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for the nine-month period ending October 31, 2018 and for the quarter ending January 31, 2019 and each quarter end thereafter on a trailing four-quarter basis. The Company was in compliance with this requirement as of January 31, 2019.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On January 31, 2019, the Company was in compliance with the covenants under the credit arrangements. On January 31, 2019, interest rates were based on the EIBOR plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On January 31, 2019, the Company's interest rates ranged from 6.15% to 6.51%, with a weighted average rate of 6.51%, and the Company could borrow $9.1 million under these credit arrangements. On January 31, 2019, $7.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On January 31, 2019, the Company had borrowed $0.1 million, and had an additional $1.1 million available. The foreign revolving lines balances as of January 31, 2019 and 2018, were included as current maturities of long-term debt in the Company's consolidated balance sheets. The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis.

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

Revenue recognition. During 2018, and in accordance with Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 5 - Revenue Recognition for more detail. During 2017, the Company recognized revenues, including shipping and handling charges billed to customers, when all the following criteria were met: (i) persuasive evidence of an arrangement existed, (ii) delivery had occurred or services have been rendered, (iii) the seller's price to the buyer was fixed or determinable, and (iv) collectability was reasonably assured.

•	Percentage of completion revenue recognition. All divisions recognize revenues under the above stated revenue recognition policy except for domestic complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2019 and 2018 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2019. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2019.

As previously reported, Management previously identified a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company during its preparation and review of the Company's financial statements for the fiscal quarter ended July 31, 2017 related to the Company's accounting for equity-based compensation costs. The Company implemented the following changes to address the material weakness, regarding the adjustment for equity awards that expired unexercised:

•	Expanded the training of employees in financial technical accounting, reporting and disclosure-related positions;
•	Reinforced the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures;
•	Implemented a catalog of key accounting rules. In the review of any major journal entries for non-standard operational accounting matters, this catalog is being used as a checklist to validate that the required accounting treatment is applied and disclosures are made accordingly. Management has used, and will continue to use, this catalog to evaluate whether the accounting treatment follows the current rules in the catalog, and will then decide whether outside firm expertise is warranted in such a review;
•	Has validated and updated the catalog quarterly for any changes resulting from changed or newly pronounced accounting rules, and will continue to do so;
•

Reviewed the categories that are underlying the calculations related to stock-based compensation, and has revised procedures for the calculation and review of effects from vested, forfeited and expired options; and

•	Implemented a robust and comprehensive equity compensation management and reporting software in the second quarter of 2018.

The Company considered the material weakness in the Company's internal control fully remediated as of October 31, 2018.

Item 9B.	OTHER INFORMATION - None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2019 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2019 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2019.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future grants under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	217,875	$8.60	337,599

(1) The amounts shown in columns (a) and (b) of the above table do not include 283,285 outstanding restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended June 14, 2013 ("2013 Omnibus Plan") or the 2017 Omnibus Stock Incentive Plan as amended June 13, 2017 ("2017 Plan").

(2) Future grants will only be made out of the 2017 Plan

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2019 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2019 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2019 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

April 16, 2019

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
(In thousands, except per share data)	2019	2018

Net sales	$128,965	$105,248
Cost of sales	105,626	93,506
Gross profit	23,339	11,742

Operating expenses:
General and administrative expense	15,357	16,214
Selling expense	5,239	5,040
Total operating expenses	20,596	21,254

Income/(loss) from operations	2,743	(9,512)

Interest expense, net	1,122	697
Income/(loss) from operations before income taxes	1,621	(10,209)

Income tax expense/(benefit)	2,150	(233)

Net loss	$(529)	$(9,976)

Weighted average common shares outstanding
Basic and diluted	7,812	7,680

Loss per share
Basic and diluted	$(0.07)	$(1.30)

See accompanying Notes to Consolidated Financial Statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended January 31,
(In thousands)	2019	2018

Net loss	$(529)	$(9,976)

Other comprehensive (loss)/income
Currency translation adjustments, net of tax	(1,073)	1,185
Minimum pension liability adjustment, net of tax	(341)	165
Realized/unrealized gain/(loss) on marketable security, net of tax	—	(92)
Other comprehensive (loss)/income	(1,414)	1,258

Comprehensive loss	$(1,943)	$(8,718)

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	January 31,
(In thousands, except per share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$10,156	$7,084
Restricted cash	2,581	1,237
Trade accounts receivable, less allowance for doubtful accounts of $536 on January 31, 2019 and $469 on January 31, 2018	32,508	32,936
Inventories	12,289	16,856
Prepaid expenses and other current assets	3,773	2,703
Costs and estimated earnings in excess of billings on uncompleted contracts	1,653	1,502
Total current assets	62,960	62,318
Property, plant and equipment, net of accumulated depreciation	30,398	34,509
Other assets
Deferred tax assets	458	391
Goodwill	2,269	2,423
Other assets	6,120	4,943
Total other assets	8,847	7,757
Total assets	$102,205	$104,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$12,006	$14,186
Commissions and management incentives payable	1,866	787
Accrued compensation and payroll taxes	1,544	1,580
Revolving line North America	8,890	7,273
Current maturities of long-term debt	640	753
Customers' deposits	3,708	5,236
Liabilities of discontinued operations	—	137
Outside commission liability	1,743	1,800
Other accrued liabilities	3,856	4,122
Billings in excess of costs and estimated earnings on uncompleted contracts	1,569	1,967
Income tax payable	1,266	1,339
Total current liabilities	37,088	39,180
Long-term liabilities
Long-term debt, less current maturities	6,751	7,728
Deferred compensation liabilities	3,883	4,098
Deferred tax liabilities	1,435	1,242
Other long-term liabilities	688	524
Total long-term liabilities	12,757	13,592
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,854 issued and outstanding January 31, 2019 and 7,717 issued and outstanding January 31, 2018	79	77
Additional paid-in capital	58,793	56,304
Accumulated deficit retained earnings	(3,632)	(3,103)
Accumulated other comprehensive loss	(2,880)	(1,466)
Total stockholders' equity	52,360	51,812
Total liabilities and stockholders' equity	$102,205	$104,584

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained Earnings	Accumulated	Total
	Common	Additional	Treasury	(Accumulated	Other Comp.	Stockholders'
(In thousands, except share data)	Stock	Paid-in Capital	Stock	Deficit)	Income (Loss)	Equity
Total stockholders' equity on January 31, 2017	$76	$55,358	$(170)	$6,873	$(2,724)	$59,413

Net loss				(9,976)		(9,976)
Common stock issued under stock plans, net of shares used for tax withholding	1	(215)	170			(44)
Stock-based compensation expense		1,161				1,161
Pension liability adjustment					165	165
Marketable security					(142)	(142)
Foreign currency translation adjustment					1,141	1,141
Tax expense on above items					94	94
Total stockholders' equity on January 31, 2018	$77	$56,304	$-	$(3,103)	$(1,466)	$51,812

Net loss				(529)		(529)
Common stock issued under stock plans, net of shares used for tax withholding	2	1,324				1,326
Stock-based compensation expense		1,165				1,165
Pension liability adjustment					(341)	(341)
Foreign currency translation adjustment					(1,170)	(1,170)
Tax expense on above items					97	97
Total stockholders' equity on January 31, 2019	$79	$58,793	$-	$(3,632)	$(2,880)	$52,360

Common stock shares	2018	2017
Balance beginning of year	7,716,542	7,595,509
Treasury stock released	—	26,753
Shares issued	137,780	94,280
Balance end of year	7,854,322	7,716,542

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
(In thousands)	2019	2018
Operating activities
Net loss	$(529)	$(9,976)
Adjustments to reconcile net loss to net cash flows provided by/ (used in) operating activities
Depreciation and amortization	4,575	5,031
Gain on disposal of subsidiary	—	(166)
Deferred tax benefit	215	(958)
Stock-based compensation expense	1,165	1,447
Provision on uncollectible accounts	71	15
Loss on disposal of fixed assets	46	219
Gain on sale of marketable securities	—	(142)
Changes in operating assets and liabilities
Accounts payable	(3,576)	4,551
Accrued compensation and payroll taxes	1,226	(1,780)
Inventories	4,360	(3,274)
Customers' deposits	(1,517)	2,596
Income taxes receivable and payable	35	(75)
Prepaid expenses and other current assets	(700)	(471)
Accounts receivable	(354)	(1,076)
Costs and estimated earnings in excess of billings on uncompleted contracts	(547)	1,455
Other assets and liabilities	508	762
Net cash provided by/(used in) operating activities	4,978	(1,842)
Investing activities
Capital expenditures	(1,361)	(2,532)
Proceeds from sale of marketable securities	—	142
Proceeds from sales of property and equipment	—	1
Net cash used in investing activities	(1,361)	(2,389)
Financing activities
Proceeds from revolving lines	64,736	40,485
Payments of debt on revolving lines	(62,759)	(37,354)
Debt issuance costs	(946)	—
Payments of other debt	(350)	(211)
Increase in drafts payable	192	34
Proceeds (payments) on capitalized lease obligations	(250)	546
Release of treasury stock	—	170
Stock options exercised and taxes paid related to restricted shares vested	511	(214)
Net cash provided by financing activities	1,134	3,456
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(335)	395
Net decrease in cash, cash equivalents and restricted cash	4,416	(380)
Cash, cash equivalents and restricted cash - beginning of period	8,321	8,701
Cash, cash equivalents and restricted cash - end of period	$12,737	$8,321
Supplemental cash flow information
Interest paid	$1,298	$804
Income taxes paid	1,731	1,080
Fixed assets acquired under capital leases	—	841

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED January 31, 2019 and 2018

(Tabular dollars in thousands, except per share data)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping.

Fiscal year. The Company's fiscal year ends on January 31. Years and balances described as 2018 and 2017 are the fiscal years ended January 31, 2019 and 2018, respectively.

Nature of business. The Company engineers, designs, manufactures and sells specialty piping systems, and leak detection systems. Specialty piping systems include: (i) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, and (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers was 61.0% in 2018 compared to 59.5% in 2017. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2018	2017
Net sales
United States	$50,319	$42,648
Canada	34,789	31,206
Middle East	35,117	26,322
India	3,755	1,317
Other	4,985	3,755
Total net sales	$128,965	$105,248

Property, plant and equipment, net of accumulated depreciation
United States	$10,279	$11,307
Canada	11,862	13,868
Middle East	8,103	9,119
India	154	215
Total	$30,398	$34,509

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

Revenue recognition. During 2018, and in accordance with Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 5 - Revenue Recognition for more detail. During 2017, the Company recognized revenues, including shipping and handling charges billed to customers, when all the following criteria were met: (i) persuasive evidence of an arrangement existed, (ii) delivery had occurred or services have been rendered, (iii) the seller's price to the buyer was fixed or determinable, and (iv) collectability was reasonably assured.

•	Percentage of completion revenue recognition. All divisions recognize revenues under the above stated revenue recognition policy except for domestic complex contracts that require periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average weighted exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss). The aggregated foreign exchange transaction loss recognized in the income statement was $0.1 million and $0.7 million for the years 2018 and 2017, respectively.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $10.2 million and $7.1 million as of January 31, 2019 and 2018, respectively. On January 31, 2019, $0.1 million was held in the U.S. and $10.1 million was held in the foreign subsidiaries. On January 31, 2018, $0.7 million was held in the U.S. and $6.4 million was held in the foreign subsidiaries.

Accounts payable included drafts payable of $0.2 million and less than $0.1 million on January 31, 2019 and 2018, respectively.

Restricted cash. Restricted cash held in the U.S. on January 31, 2019 was $1.5 million, all of which is a cash collateral held by PNC Bank in relation to the new credit agreement. There was no restricted cash held in the U.S. on January 31, 2018. Restricted cash, held by foreign subsidiaries, was $1.1 million and $1.2 million as of January 31, 2019 and 2018, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	2018	2017
Cash and cash equivalents	$10,156	$7,084
Restricted cash	2,581	1,237
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,737	$8,321

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the U.A.E. and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. Standard payment terms are net 30 days. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $5.4 million as of January 31, 2018 (inclusive of a retention receivable amount of $3.7 million, of which $3.5 million and 3.2 million were included in the balance of other long-term assets as of January 31, 2019 and January 31, 2018, due to the long-term nature of the receivables) has been outstanding for several years. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this outstanding amount. During fiscal year 2018, the Company received payments of approximately $0.7 million, which reduced the balance of this receivable to $4.7 million as of January 31, 2019. Subsequent to January 31, 2019, the Company received a further $0.3 million, thus reducing this balance to $4.4 million. As a result, the Company did not reserve any allowance against this receivable as of January 31, 2019. The Company continues to engage with the customer to ensure full payment of open balances, and has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. However, if the Company’s efforts to collect on this account are not successful in fiscal 2019, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

On January 31, 2019 and January 31, 2018, no one customer accounted for more than 10% of the Company's net sales.

Three customers accounted for 39.4% and 34.9% of accounts receivable on January 31, 2019 and 2018, respectively.

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

(In thousands)	2018	2017
Equity adjustment foreign currency, gross	$(1,438)	$(268)
Minimum pension liability, gross	(1,648)	(1,307)
Marketable security, gross	—	—
Subtotal excluding tax effect	(3,086)	(1,575)
Tax effect of foreign exchange currency	91	(6)
Tax effect of minimum pension liability	115	115
Tax effect of marketable security	—	—
Total accumulated other comprehensive loss	$(2,880)	$(1,466)

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

(In thousands)	2018	2017
Raw materials	$11,962	$17,166
Work in process	488	291
Finished goods	731	1,024
Subtotal	13,181	18,481
Less allowance	892	1,625
Inventories	$12,289	$16,856

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation. Depreciation expense was approximately $4.5 million in 2018 and $4.9 million in 2017.

(In thousands)	2018	2017
Land, buildings and improvements	$22,327	$22,796
Machinery and equipment	47,168	47,009
Furniture, office equipment and computer systems	4,335	4,504
Transportation equipment	3,311	3,490
Subtotal	77,141	77,799
Less accumulated depreciation	46,743	43,290
Property, plant and equipment, net of accumulated depreciation	$30,398	$34,509

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. The Company reported income from operations in 2018, compared to losses from operations in 2017. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Based on the Company's review of the projected cash flows over the remaining useful lives of the assets, management had determined that there was no impairment of long-lived assets as of January 31, 2018. Since there was no triggering event in 2018, management has determined that there was no impairment of long-lived assets as of January 31, 2019.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2019 and 2018, is attributable to the purchase of Perma-Pipe Canada, Ltd. ("PPC").

		Foreign exchange
(In thousands)	January 31, 2018	change effect	January 31, 2019
Goodwill	$2,423	$(154)	$2,269

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill during 2018 or 2017.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.6 million as of January 31, 2019 and 2018. Accumulated amortization was approximately $2.5 million and $2.4 million as of January 31, 2019 and 2018. Future amortization over the next five years ending January 31 will be less than $0.1 million in the years 2019 to 2023 and less than $0.1 million thereafter. Amortization expense is expected to be recognized over the weighted-average period of 7.3 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.2 million and $0.3 million in 2018 and 2017, respectively.

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

Net loss per common share. Earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding (basic). The Company reported net losses in 2018 and 2017; therefore, the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding (in thousands)	2018	2017
Basic weighted average number of common shares outstanding	7,812	7,680
Dilutive effect of stock options and restricted stock units	—	—
Weighted average number of common shares outstanding assuming full dilution	7,812	7,680

Stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	82	139
Canceled options during the year	(63)	(131)
Stock options with an exercise price below the average stock price	136	219

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

Recent accounting pronouncements. In March 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the income statement presentation of the components of net periodic benefit cost related to defined benefit pension and other postretirement plans. The primary change under the new guidance is that only the service cost component of net periodic benefit cost should be included in operating income and is eligible for capitalization as an asset. The other components of net periodic benefit cost, such as interest cost, the expected return on assets, amortization of actuarial gains and losses and prior service cost, should be presented below operating income. The guidance is effective for the Company starting February 1, 2018 and was applied retrospectively to the presentation of net periodic benefit cost, and recorded in miscellaneous income and expense in 2017 and 2018. Since the plans have not incurred any service costs, there has been no need to capitalize any costs. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company will adopt the ASU effective February 1, 2019 using the alternative transition approach - a cumulative effect adjustment to retained earnings at that date, which is expected to be zero. The Company will avail itself of the practical expedients provided under the ASU and its subsequent amendments regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components. The Company expects to record a right-of-use asset and lease liability of approximately $10.0 million to $11.0 million at adoption.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers ("Topic 606")", with several clarifying updates issued during 2016. This ASU was effective for the Company beginning February 1, 2018. The adoption of this ASU did not have a material impact on the Company's results of operations or financial position. Refer to Note 5 - Revenue recognition - for more detail.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on the consolidated financial statements.

Note 3 - Discontinued operations

The Company had a Filtration Products segment, which was sold in fiscal 2016, and was reported as discontinued operations in the consolidated financial statements for those corresponding years. Included in accrued expenses reported for January 31, 2018 is an amount of $0.1 million for warranty liability. Net cash used in discontinued operating activities during 2017 was less than $0.1 million. There were no expenses related to discontinued operations in fiscal 2018.

Note 4 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contractual agreement. Retention receivables of $1.7 million and $2.4 million were included in the balance of trade accounts receivable as of January 31, 2019 and 2018, respectively. A retention receivable of $4.3 million and $3.2 million was included in the balance of other long-term assets as of January 31, 2019 and 2018 due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

Note 5 - Revenue recognition

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

The Company’s standard revenue transactions are classified in to two main categories:

1)

Systems - which include all bundled products in which Perma-Pipe designs, engineers, and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and land-lines. Additionally, this systems classification also includes coating applied to pipes and structures.

2)

Products - which include cables, leak detection products, heat trace products sold under the PermAlert brand name, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

35

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exist:

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

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for fiscal years 2018 and 2017 are as follows:

	2018		2017
	Sales	% to Total	Sales	% to Total
Products	13,576	11%	8,495	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	40,525	31%	39,891	38%
Revenue recognized under output method	74,864	58%	56,862	54%
Total	128,965	100%	105,248	100%

The input method as noted in ASC 606-10-55-20 is used by the U.S. operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract using the percentage-of-completion method. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the percentage-of-completion method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

The output method as noted in ASC 606-10-55-17 is used by all other operating entities to measure revenue by the direct measurement of the outputs produced relative to the remaining goods promised under the contract. Due to the types of end customers, generally these contracts require formal inspection protocols or specific export documentation for units produced, or produced and shipped, therefore, the output method is the most faithful depiction of the Company’s performance. Depending on the conditions of the contract, revenue may be recognized based on units produced, inspected and held by the Company prior to shipment or on units produced, inspected and shipped.

Some of the Company’s operating entities invoice and collect milestones or other contractual obligations prior to the transfer of goods and services, but does not recognize revenue until the performance obligations are satisfied under the methods discussed above.

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of January 31, 2019 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of January 31, 2019 within one year.

Contract Assets
Balance January 31, 2018	$1,502
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(6,458)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	6,609
Closing Balance at January 31, 2019	1,653

Contract Liabilities
Balance January 31, 2018	$1,967
Revenue recognized during the period for uncompleted contracts from the prior period	(3,222)
New contracts entered into that are uncompleted at the end of the current period	2,824
Closing Balance at January 31, 2019	1,569

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	2018	2017
Costs incurred on uncompleted contracts	$12,348	$11,955
Estimated earnings	7,430	6,336
Earned revenue	19,778	18,291
Less billings to date	19,694	18,756
Costs in excess of billings, net	$84	$(465)
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$1,653	$1,502
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,569)	(1,967)
Costs in excess of billings, net	$84	$(465)

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

Note 6 - Debt

(In thousands)	2018	2017
Revolving line North America	$8,890	$7,273
Mortgage notes	6,961	7,723
Revolving lines foreign	84	123
Capitalized lease obligations	536	846
Total debt	16,471	15,965
Unamortized debt issuance costs	(181)	(200)
Less current maturities	9,539	8,037
Total long-term debt	$6,751	$7,728

Current portion of long-term debt	$9,539	$8,037
Unamortized debt issuance costs	(9)	(11)
Total short-term debt	$9,530	$8,026

The following table summarizes the Company's scheduled maturities on January 31:

(In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Revolving line North America	$8,890	$8,890	$—	$—	$—	$—	$—
Mortgages	6,961	355	361	366	372	378	5,129
Revolving line foreign	84	84	—	—	—	—	—
Capitalized lease obligations	536	210	225	81	20	—	—
Total	$16,471	$9,539	$586	$447	$392	$378	$5,129

Revolving line North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a new three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Senior Credit Facility replaced the Company’s then existing $15 million Credit and Security Agreement, dated September 24, 2014, among various subsidiaries of the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., as amended (the “Prior Credit Agreement”).

The Company initially used borrowings under the new Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and cash collateralize a letter of credit (USD $154,500). The Company has used proceeds from the new Senior Credit Facility for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or LIBOR, plus, in each case, an applicable margin. The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility. Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally be payable in arrears on the last day of each interest period. Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility. The facility fee is payable quarterly in arrears.

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve consolidated net income (excluding the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) before interest, taxes, depreciation, amortization and certain other adjustments (“EBITDA”) of at least $1,807,000 for the period from August 1, 2018 through October 31, 2018; (ii) the North America Loan Parties to achieve EBITDA of at least $2,462,000 for the period from August 1, 2018 through January 31, 2019; (iii) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (iv) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for the nine-month period ending October 31, 2018 and for the quarter ending January 31, 2019 and each quarter end thereafter on a trailing four-quarter basis. The Company was in compliance with this requirement as of January 31, 2019.

As of January 31, 2019, the Company had borrowed an aggregate of $8.9 million at 8.0% and 6.0%, with a weighted average rate of 6.43%, and had $3.1 million available under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On January 31, 2019, the Company was in compliance with the covenants under the credit arrangements. On January 31, 2019, interest rates were based on the EIBOR plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On January 31, 2019, the Company's interest rates ranged from 6.15% to 6.51%, with a weighted average rate of 6.51%, and the Company could borrow $9.1 million under these credit arrangements. On January 31, 2019, $7.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On January 31, 2019, the Company had borrowed $0.1 million, and had an additional $1.1 million available. The foreign revolving lines balances as of January 31, 2019 and 2018, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

The Company had a revolving line for 8.0 million Dirhams (approximately $2.2 million U.S. dollars at January 31, 2019) from a bank in the U.A.E. The loan had an interest rate of approximately 6.15% and expired on March 31, 2019. The Company is in current negotiations to renew and expand this facility.

The Company has a revolving line for 25.0 million Dirhams (approximately $6.8 million U.S. dollars at January 31, 2019) from a bank in the U.A.E. The loan has an interest rate of approximately 6.51% and matures July 2019.

The Company’ credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages. On July 28, 2016, the Company borrowed $8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of $38 thousand CAD (approximately $29 thousand) for interest; and monthly payments of $27 thousand CAD (approximately $21 thousand) for principal. Principal payments began January 2018.

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

Note 7 - Lease information

Property under capitalized leases (in thousands)	2018	2017
Machinery and equipment	$855	$1,729
Transportation equipment	8	9
Subtotal	863	1,738
Less accumulated amortization	355	699
Total	$508	$1,039

The Company has several significant operating lease agreements as follows:

•	Office Space of approximately 31,650 square feet in Niles, IL is leased until October, 2023.
•	Five acres of land in Louisiana is leased through March, 2022.
•	Thirty acres of land in Canada. Ten acres leased through October, 2019, and twenty acres leased through December, 2022.
•	Nine acres of land in the Kingdom of Saudi Arabia is leased through April, 2030.
•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June, 2030.
•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July, 2032.
•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December, 2032.

The Company had leased one of its administrative offices in the U.A.E. from a partnership in which a former employee of the Company was a partner. The Company ended this lease arrangement in 2017 and paid total rent of $0.2 million to the partnership in 2017. No payments were made in 2018. Lease payments were based on prevailing market rates.

On January 31, 2019, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

(In thousands)	Operating Leases	Capital Leases
2019	$2,516	$241
2020	2,193	240
2021	2,149	82
2022	2,110	21
2023	1,979	—
Thereafter	8,997	—
Subtotal	19,944	584
Less Amount representing interest	—	(48)
Future minimum lease payments	$19,944	$536

Rental expense for operating leases was $2.6 million and $2.9 million in 2018 and 2017, respectively.

Note 8 - Income taxes

Income/(loss) from continuing operations before income taxes (in thousands)	2018	2017
Domestic	$(2,331)	$(7,924)
Foreign	3,952	(2,285)
Total	$1,621	$(10,209)

Components of income tax expense/(benefit) (in thousands)	2018	2017
Current
Federal	$48	$—
Foreign	1,695	697
State and other	196	28
Total current income tax expense (benefit)	1,939	725
Deferred
Federal	—	(33)
Foreign	211	(925)
State and other	—	—
Total deferred income tax benefit	211	(958)
Total income tax expense/(benefit)	$2,150	$(233)

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion anti-abuse tax, respectively. Since the Company is a fiscal taxpayer, the Company was subject to a blended federal rate of 33.83% as of January 31, 2018. In addition, in 2017 the Company was subject to the onetime transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. The Company is subject to a current and deferred federal tax rate of 21% as of January 31, 2019.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of January 31, 2018, as permitted by SAB 118. The accounting for the tax effects of the Tax Act have been completed as of January 31, 2019, and the Company recorded a tax expense of less than $0.1 million related to the one-time transition tax.

One-time transition tax

The 2017 provisional estimate of the aggregate deferred foreign income inclusion of $23.2 million was adjusted to $22.2 million during 2018. At the time the provisional estimate was prepared, the Company expected to offset the inclusion with Net Operating Losses ("NOLs"). However, when preparing the tax return for the period the Company elected to claim foreign tax credits against the transition tax to preserve the NOLs. The net impact to the deferred balances was an increase in the NOL Deferred Tax Asset ("DTA") of $4.9 million and a decrease in the foreign tax credit DTA of $7.4 million. The changes in balances were offset by valuation allowances and did not impact tax expense. The transition tax of $7.5 million was mostly offset by the use of foreign tax credit carryforwards, resulting in a net tax expense of less than $0.1 million. There was no tax impact on the related adjustments to the deferred balances due to the Company applying a valuation allowance against the net deferred balances.

As a result of the onetime transition tax, the Company estimates that distributions from foreign subsidiaries will no longer be subject to U.S. tax. Earnings in the Company's subsidiaries in Canada, and Denmark, are not permanently reinvested, and earnings in the India subsidiary are partially permanently reinvested. The earnings will be subject to tax in their local jurisdiction, and the impact of the India dividend distribution tax and Canadian withholding taxes will be considered. As such, the Company has accrued a liability of $0.4 million in 2018 related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of the Middle Eastern subsidiaries. The Middle Eastern subsidiaries have unremitted earnings of $26.3 million as of January 31, 2019, all of which has been subject to the transition tax in the U.S. Unremitted earnings of $18.7 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, $7.5 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $1.5 million, and the $4.6 million of earnings permanently reinvested in India would be subject to dividend distribution tax of $0.9 million.

Deferred tax effects

As a result of the Tax Act, in 2017, the Company revalued deferred balances to a tax rate of 21% as of the date of enactment, which resulted in a tax expense of $2.2 million and tax benefit of $0.4 million related to a reduction in the federal benefit of state taxes. This tax expense was fully offset by a valuation allowance, therefore, there was no impact to the income statement.

Global intangible low taxed income ("GILTI")

Beginning for tax years starting after December 31, 2017, the Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. The Company has elected to account for the tax effects of these provisions in the period that is subject to such tax and the impact is reflected in the Company’s full year provision. However, the inclusion of $2.1 million during the period does not result in additional tax expense since the Company has NOL carryforwards and a valuation allowance applied against the net domestic deferred tax assets.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% in 2018 and 33.83% in 2017 was as follows:

(In thousands)	2018	2017
Tax benefit at federal statutory rate	$340	$(3,459)
Federal rate change	—	2,243
State benefit, net of federal income tax effect	145	(440)
Excess income tax on share-based compensation	—	(183)
Domestic valuation allowance	(2,612)	(1,206)
Domestic return to provision related to the 2017 transition tax	2,617	—
Global Intangible Low Tax Income Inclusion	438	—
Permanent differences other	126	162
Valuation allowance for state NOLs	76	297
Differences in foreign tax rate	334	732
Tax effects of Canadian acquisition amalgamation	—	(364)
Deferred tax on unremitted earnings	413	1,880
Foreign withholding taxes	252	245
All other, net expense	21	(140)
Total income tax expense/(benefit)	$2,150	$(233)

The Company's worldwide effective tax rates ("ETR") were 132.7% and 2.3% in 2018 and 2017, respectively. The change in the ETR from the prior year to the current year is largely due to the fact that the Company is in a positive operating income position in certain taxable jurisdictions. Additional factors include the tax benefit of a Canadian business combination which was realized in 2017, and the valuation allowance against the domestic deferred tax asset. Due to this, even relatively small changes to ordinary income will have a large impact to the ETR. The income tax expense in 2018 is $2.2 million, compared to income tax benefit of $0.2 million in 2017. The Company accrues taxes in various countries where they are generating income while applying a valuation allowance in the U.S. which attributes to the unusually large ETR.

Components of deferred income tax assets (in thousands)	2018	2017
U.S. Federal NOL carryforward	$7,480	$1,795
Deferred compensation	382	341
Research tax credit	2,703	2,703
Foreign NOL carryforward	390	332
Foreign tax credit	2,305	9,749
Stock compensation	459	506
Other accruals not yet deducted	349	270
State NOL carryforward	2,552	2,157
Accrued commissions and incentives	643	423
Inventory valuation allowance	112	96
Other	159	81
Deferred tax assets, gross	17,534	18,453
Valuation allowance	(16,199)	(17,198)
Total deferred tax assets, net of valuation allowances	$1,335	$1,255

Components of the deferred income tax liability
Depreciation	$(1,734)	$(1,941)
Foreign subsidiaries unremitted earnings	(498)	(101)
Prepaid	(80)	(64)
Total deferred tax liabilities	$(2,312)	$(2,106)

Deferred tax liability, net	$(977)	$(851)

Balance sheet classification
Long-term assets	$458	$391
Long-term liability	(1,435)	(1,242)
Total deferred tax liabilities, net of valuation allowances	$(977)	$(851)

The Company has a gross U.S. Federal operating loss carryforward of $35.6 million that will begin to expire in the year ending January 31, 2031.

The DTA for state NOL carryforwards of $2.6 million relates to amounts that expire at various times from 2022 to 2031.

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

For the year ending January 31, 2019, the Company has determined that there is not a greater than 50% likelihood that all of the domestic DTAs will be realized based on the available evidence. The Company recorded a full valuation allowance against the remaining domestic net DTAs on January 31, 2013 net of uncertain tax positions ("UTP"). The Company continues to have a valuation allowance on its domestic DTAs since domestic losses continue to be generated.

The Company has a deferred tax asset of $2.3 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire in January 31, 2026.

The following table summarizes UTP activity, excluding the related accrual for interest and penalties:

(In thousands)	2018	2017
Balance at beginning of the year	$1,301	$1,331
Increases in positions taken in a prior period	9	6
Increases in positions taken in a current period	147	5
Decreases due to lapse of statute of limitations	(10)	(34)
Decreases due to settlements	—	(7)
Balance at end of the year	$1,447	$1,301

Included in the total UTP liability were estimated accrued interest and penalty of less than $0.1 million in both January 31, 2019 and January 31, 2018. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2019, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2018 were amounts offset by deferred taxes (i.e., temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $.3 million of the amount accrued on January 31, 2019 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Internal Revenue Service, ("IRS"), began an audit of the fiscal year ended January 31, 2015 in August 2016. In 2017, the tax audit concluded with no change made to the reported tax. Tax years related to January 31, 2015, 2016 and 2017 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the IRS in future year audits.

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

Note 9 - Retirement plans

Pension plan

The defined benefit plan that covered the hourly rate employees of a non-operating filtration business unit, previously located in Winchester, Virginia, was frozen on June 30, 2013 per the third Amendment to the Plan dated May 15, 2013. The accrued benefit of each participant was frozen as of the freeze date, and no further benefits shall accrue with respect to any service or hours of service after the freeze date. The benefits are based on fixed amounts multiplied by years of service of participants. The Company engages outside actuaries to calculate its obligations and costs. The funding policy is to contribute such amounts as are necessary to provide for benefits attributed to service to date. The amounts contributed to the plan are sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

(In thousands)	2018	2017
Level 1 market value of plan assets
Equity securities	$2,991	$3,819
U.S. bond market	2,065	1,843
Real estate securities	368	199
Subtotal	5,424	5,861
Level 2 significant other observable inputs
Money market fund	$121	$171
Subtotal	121	171
Investments measured at net asset value*	$634	$668
Total	$6,179	$6,700

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

On January 31, 2019, plan assets were held 63% in equity, 35% in debt and 2% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of approximately 60% equities, 30% fixed income and 10% alternative investments, diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2018 resulted in $0.2 million actual loss on plan assets as presented below, which decreased the fair value of plan assets at year end. The Company did not change its 8% expected return on plan assets used in determining cost and benefit obligations, which is the return that the Company has assumed during every profitable and unprofitable investment year since 1991. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan (in thousands)	2018	2017
Accumulated benefit obligations
Vested benefits	$6,258	$6,658
Accumulated benefits	$6,258	$6,658

Change in benefit obligation
Benefit obligation - beginning of year	$6,658	$6,500
Interest cost	240	253
Actuarial (gain)/loss	(303)	249
Benefits paid	(337)	(344)
Benefit obligation - end of year	$6,258	$6,658

Change in plan assets
Fair value of plan assets - beginning of year	$6,700	$6,228
Actual (loss)/gain on plan assets	(184)	816
Benefits paid	(337)	(344)
Fair value of plan assets - end of year	$6,179	$6,700

Unfunded status	$(80)	$42

Balance sheet classification
Prepaid expenses and other current assets	$343	$349
Other assets	1,568	1,350
Deferred compensation liabilities	(1,991)	(1,657)
Net amount recognized	$(80)	$42

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$1,648	$1,307
Net amount recognized	$1,648	$1,307

Weighted-average assumptions used to determine net cost and benefit obligations	2018	2017
End of year benefit obligation discount rate	3.90%	3.70%
Service cost discount rate	3.70%	4.00%
Expected return on plan assets	8.00%	8.00%

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

Components of net periodic benefit cost (in thousands)	2018	2017
Interest cost	$240	$253
Expected return on plan assets	(522)	(484)
Recognized actuarial loss	64	82
Net periodic benefit income	$(218)	$(149)

Amounts recognized in other comprehensive income (in thousands)
Actuarial gain/(loss) on obligation	$303	$(249)
Actual (loss)/gain on plan assets	(644)	414
Total in other comprehensive income	$(341)	$165

Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets.

Cash flows (in thousands)
Expected employer contributions for the fiscal year ending January 31, 2020	$—
Expected employee contributions for the fiscal year ending January 31, 2020	—
Estimated future plan benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2020	$344
2021	338
2022	344
2023	344
2024	338
2025 - 2029	1708

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

Contributions to the 401(k) plan were $0.3 million each in years ended January 31, 2019 and 2018.

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

			Funded					Collective
			Zone	FIP/RP Status	2018	2017	Surcharge	Bargaining
Plan Name	EIN	Plan #	Status	Pending/Implemented	Contribution	Contribution	Imposed	Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	$188	$209	No	3/31/2022

Note 10 - Stock-based compensation

At January 31, 2019, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017, as amended, which stockholders approved in June 2017 ("2017 Plan")

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At January 31, 2019, the Company had reserved a total of 834,182 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

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

Stock compensation expense

The Company recognized the following stock based compensation expense:

(In thousands)	2018	2017
Stock-based compensation expense	$33	$94
Restricted stock based compensation expense	1,132	1,353
Total stock-based compensation expense	$1,165	$1,447

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

The following summarizes the activity related to options outstanding under all plans for the years ended January 31, 2018 and 2019. The Company did not grant any stock options in 2017 or 2018.

(Shares in thousands)	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2017	524	$11.55	4.5	$534

Exercised	(35)	6.80		45
Expired or forfeited	(131)	18.54
Outstanding on January 31, 2018	358	9.44	4.0	482

Options exercisable on January 31, 2018	327	$9.56	3.7	433

Exercised	(77)	6.83		162
Expired or forfeited	(63)	16.2
Outstanding on January 31, 2019	218	8.6	3.8	257

Options exercisable on January 31, 2019	207	$8.69	3.6	$239

The Company received $0.5 million and $0.2 million in 2018 and 2017, respectively, for stock options exercised.

Unvested options outstanding (shares in thousands)	Options	Weighted- average grant date fair value	Aggregate intrinsic value
Outstanding on January 31, 2018	31	$8.24	$50
Granted	—	—
Vested	(14)
Expired or forfeited	(6)	8.12
Outstanding on January 31, 2019	11	$7.00	$19

The fair value of stock options vested was $0.1 million in both 2018 and 2017, respectively. Based on historical experience the Company expects 94% of these options to vest.

As of January 31, 2019, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.2 years.

Deferred stock

As part of their compensation, each year the Company will grant deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant, however it is only distributed to the directors upon their separation from service. In June 2018 the Company granted 21,450 deferred stock units from the 2017 Plan, and as of January 31, 2019, there were approximately 101,945 deferred stock units outstanding included in the restricted stock activity shown below.

As a result of certain events that occurred during second quarter of fiscal 2018, including a settlement of a stock-based award previously granted to a retiring member of the Company's Board of Directors, the Company changed its method of accounting for deferred stock compensation arrangements granted to the Company's directors from liability accounting treatment to equity accounting treatment and, as such, reclassified $0.7 million from a liability to additional paid in capital.

(In thousands)	2018	2017
Deferred compensation liabilities	$-	$815

Restricted stock

The Company has granted restricted stock to executive officers and employees. The restricted stock vest ratably over three to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended January 31, 2018 and 2019, respectively:

(Shares in thousands)	Restricted shares	Weighted average price	Aggregate intrinsic value
Outstanding on January 31, 2017	290	$8.75	$2,533
Granted	178	8.06
Issued	(101)
Forfeited	(7)	7.15
Outstanding on January 31, 2018	360	$9.05	$3,254

Granted	148	9.76
Issued	(94)
Forfeited	(131)	7.92
Outstanding on January 31, 2019	283	$8.74	$2,476

The fair value of restricted stock vested was $1.1 million and $1.0 million in 2018 and 2017, respectively. As of January 31, 2019, there was $1.2 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.2 years.

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

Note 12 - Interest expense, net

(In thousands)	2018	2017
Interest expense	$1,286	$808
Interest income	(164)	(111)
Interest expense, net	$1,122	$697

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2019 and 2018

(In thousands)	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges/ (reversals) (2)	Balance at end of period
Year Ended January 31, 2019
Allowance for possible losses in collection of trade receivables	$469	$140	$(272)	$199	$536

Year Ended January 31, 2018
Allowance for possible losses in collection of trade receivables	$305	$247	$(135)	$52	$469

(1) Uncollectible accounts charged off.

(2) Primarily related to recoveries from accounts previously charged off and currency translation.

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

Seventh Amendment to Credit and Security Agreement between the Company and BMO Harris Bank, N.A.dated December 14, 2017. [Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 filed on April 19, 2018]

10(n)	Limited Waiver and Eighth Amendment to Credit and Security Agreement between the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., dated June 5, 2018 [Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed on June 12, 2018]
10(o)	Ninth Amendment to Credit and Security Agreement between the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., dated August 1, 2018 [Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed on September 11, 2018]
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

EXHIBIT INDEX
10(r)	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10(s)	Agreement with Bradley Mautner dated January 31, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2017]*
10(t)	Employment agreement with Karl J. Schmidt dated March 17, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]*
10(u)	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 19, 2017] *
10(v)	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed on September 11, 2018]*
10(w)	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10(x)	Executive Employment Agreement, dated October 1, 2018, by and between the Company and D. Bryan Norwood [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2018]*
10(y)	Letter Agreement, dated September 28, 2018, by and between the Company and Karl J. Schmidt [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 1, 2018]*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

Item 16. FORM 10-K SUMMARY - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date: April 16, 2019	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer))
)
	D. BRYAN NORWOOD*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer))		April 16, 2019
)
	DAVID S. BARRIE*	Director and Chairman of the Board of Directors

	DAVID B. BROWN*	Director	)

	JEROME T. WALKER*	Director	)

	CYNTHIA BOITER*	Director	)

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield