Form 10-Q
period 2019-04-30
Perma-Pipe International Holdings, Inc.
filed 2019-06-11
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019.

Commission File No. 0-18370

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6410 W. Howard Street, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)

(847) 966-1000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On June 6, 2019, there were 7,913,122 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,
	2019	2018
Net sales	$24,276	$28,889
Cost of sales	19,554	24,664
Gross profit	4,722	4,225

Operating expenses
General and administrative expenses	4,442	3,982
Selling expenses	1,260	1,142
Total operating expenses	5,702	5,124

Loss from operations	(980)	(899)

Interest expense, net	210	266
Loss from operations before income taxes	(1,190)	(1,165)

Income tax expense/(benefit)	312	(48)

Net loss	$(1,502)	$(1,117)

Weighted average common shares outstanding
Basic and diluted	7,887	7,718

Loss per share
Basic and diluted	(0.19)	(0.14)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended April 30,
	2019	2018
Net loss	$(1,502)	$(1,117)

Other comprehensive loss
Foreign currency translation adjustments, net of tax	(317)	(665)
Other comprehensive loss	(317)	(665)

Comprehensive loss	$(1,819)	$(1,782)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share data)

	April 30, 2019	January 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$7,960	$10,156
Restricted cash	2,602	2,581
Trade accounts receivable, less allowance for doubtful accounts of $503 at April 30, 2019 and $536 at January 31, 2019	24,800	32,508
Inventories, net	16,126	12,289
Prepaid expenses and other current assets	3,682	3,773
Contract assets	1,983	1,653
Total current assets	57,153	62,960
Property, plant and equipment, net of accumulated depreciation	29,568	30,398
Other assets
Operating lease right-of-use asset	10,323	-
Deferred tax assets - long-term	461	458
Goodwill	2,218	2,269
Other assets	6,791	6,120
Total other assets	19,793	8,847
Total assets	$106,514	$102,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,582	$12,006
Accrued compensation and payroll taxes	1,476	1,544
Commissions and management incentives payable	1,724	1,866
Revolving line North America	5,642	8,890
Current maturities of long-term debt	1,125	640
Customers' deposits	3,524	3,708
Outside commissions payable	1,453	1,743
Contract liability	1,846	1,569
Operating lease liability short-term	816	-
Other accrued liabilities	4,355	3,856
Income taxes payable	700	1,266
Total current liabilities	34,243	37,088
Long-term liabilities
Long-term debt, less current maturities	6,484	6,751
Deferred compensation liabilities	3,666	3,883
Deferred tax liabilities long-term	1,417	1,435
Operating lease liability long-term	9,493	-
Other long-term liabilities	437	688
Total long-term liabilities	21,497	12,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,893 issued and outstanding at April 30, 2019 and 7,854 issued and outstanding at January 31, 2019	79	79
Additional paid-in capital	59,026	58,793
Accumulated deficit	(5,134)	(3,632)
Accumulated other comprehensive loss	(3,197)	(2,880)
Total stockholders' equity	50,774	52,360
Total liabilities and stockholders' equity	$106,514	$102,205

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2019	$79	$58,793	$(3,632)	$(2,880)	$52,360

Net loss			(1,502)		(1,502)
Common stock issued under stock plans, net of shares used for tax withholding		79			79
Stock-based compensation expense		154			154
Foreign currency translation adjustment				(317)	(317)
Total stockholders' equity at April 30, 2019	$79	$59,026	$(5,134)	$(3,197)	$50,774

Shares	2019	2018
Balances at beginning of year	7,854,322	7,716,542
Shares issued	38,800	137,780
Balances at period end	7,893,122	7,854,322

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2019	2018
Operating activities
Net loss	$(1,502)	$(1,117)
Adjustments to reconcile net loss to net cash flows provided/(used) in operating activities
Depreciation and amortization	1,154	1,183
Deferred tax (benefit)/expense	(4)	61
Equity-based compensation expense	154	254
Loss on disposal of fixed assets	(3)	40
Provision on uncollectible accounts	(32)	(28)
Changes in operating assets and liabilities
Accounts receivable	6,084	3,219
Inventories	(3,870)	934
Change in contract assets and contract liabilities	(54)	(1,728)
Accounts payable	172	(2,925)
Accrued compensation and payroll taxes	(405)	524
Customers' deposits	(187)	974
Income taxes receivable and payable	(560)	(706)
Prepaid expenses and other current assets	1,658	147
Other assets and liabilities	(1,231)	(835)
Net cash provided/(used) in operating activities	1,374	(3)
Investing activities
Capital expenditures	(508)	(376)
Proceeds from sales of property and equipment	3	-
Net cash used in investing activities	(505)	(376)
Financing activities
Proceeds from revolving lines	21,865	9,990
Payments of debt on revolving lines of credit	(24,622)	(6,571)
Payments of other debt	(88)	(90)
Decrease in drafts payable	(190)	(33)
Payments on finance lease obligations	(50)	(93)
Stock options exercised	79	25
Net cash (used)/provided by financing activities	(3,006)	3,228
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	(190)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,175)	2,659
Cash, cash equivalents and restricted cash - beginning of period	12,737	8,321
Cash, cash equivalents and restricted cash - end of period	$10,562	$10,980
Supplemental cash flow information
Interest paid	$226	$242
Income taxes paid	862	568

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 30, 2019

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries ("PPIH", "Company", or "Registrant", or "we", or "us") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2019 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2019 and 2018 are for the three months ended April 30, 2019 and 2018, respectively.

Note 2 - Business segment reporting

The Company is engaged in the manufacture and sale of products in one segment: Piping Systems. The Company engineers, designs, manufactures and sells specialty piping systems, and leak detection systems. Specialty piping systems include: (i) insulated and jacketed district heating and cooling piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, and (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis, to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

One of the Company’s accounts receivable in the total amount of $4.7 million as of January 31, 2019 has been outstanding for several years. Included in this balance is a retention receivable amount of $3.7 million, of which, $3.5 million was included in the balance of other long-term assets as of April 30, 2019 and January 31, 2019 due to the long-term nature of the receivable. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this outstanding amount. During fiscal year 2018, the Company received payments of approximately $0.7 million, and in the first quarter of fiscal 2019 the Company received a further $0.3 million, thus reducing this balance to $4.4 million as of April 30, 2019. As a result, the Company did not reserve any allowance against this receivable as of April 30, 2019. The Company continues to engage with the customer to ensure full payment of open balances, and has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. However, if the Company’s efforts to collect on this account are not successful in fiscal 2019, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended April 30, 2019, no individual customer accounted for 10% or more of the Company's consolidated net sales. For the three months ended April 30, 2018, one individual customer accounted for approximately 13.5% of the Company's consolidated net sales.

At April 30, 2019 and January 31, 2019, three customers collectively accounted for 33.6% and 39.4% of the Company's accounts receivable, respectively.

Note 4 - Revenue recognition

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2019 and 2018 are as follows:

	Three Months Ended April 30,
	2019		2018
	Sales	% to Total	Sales	% to Total
Products	4,898	20%	2,429	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	8,786	36%	11,102	38%
Revenue recognized under output method	10,592	44%	15,358	53%
Total	24,276	100%	28,889	100%

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

Some of the Company’s operating entities invoice and collect milestones or other contractual obligations prior to the transfer of goods and services, but do not recognize revenue until the performance obligations are satisfied under the methods discussed above.

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of April 30, 2019 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of April 30, 2019 within one year.

Contract Assets
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,038)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,368
Closing Balance at April 30, 2019	1,983

Contract Liabilities
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(444)
New contracts entered into that are uncompleted at the end of the current period	721
Closing Balance at April 30, 2019	1,846

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

The Company's effective tax rate ("ETR") from operations for the first quarter of fiscal 2019 was (26.1%) compared to 4.1% during the respective prior year periods. The change in the ETR from the prior year quarter to the current year quarter is largely due to the fact that the Company is in a positive operating income position in certain taxable jurisdictions, and in operating loss positions in certain zero-rate jurisdictions and jurisdictions with a full valuation allowance.

The amount of unrecognized tax benefits, including interest and penalties, at April 30, 2019, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The Tax Act reduced the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018 and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax ("GILTI") and the base erosion anti-abuse tax, respectively. The Company currently does not project a GILTI inclusion for the year, but even if the Company were to end up with an inclusion, it would have no impact on tax expense due to its offset by loss carryovers with a full valuation allowance applied against it.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards. There was no impairment of long-lived assets for the three months ended April 30, 2019, and 2018.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2019 and January 31, 2019 was attributable to the purchase of Perma-Pipe Canada, Ltd.

	January 31, 2019	Foreign exchange change effect	April 30, 2019
Goodwill	$2,269	$(51)	$2,218

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment of goodwill for the three months ended April 30, 2019 and 2018.

Note 7 - Stock-based compensation

At April 30, 2019, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan").

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At April 30, 2019 the Company had reserved a total of 835,332 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

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

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors. The following is the stock-based compensation expense:

	Three Months Ended April 30,
	2019	2018
Stock-based compensation expense	$4	$13
Restricted stock-based compensation expense	149	241
Total stock-based compensation expense	$154	$254

Stock Options

The Company did not grant any stock options during the three months ended April 30, 2019. The following tables summarizes the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2019	218	8.60	3.8	$257
Exercised	(9)	6.87		20
Expired or forfeited	(1)	7.01
Outstanding at April 30, 2019	208	8.69	3.3	265

Exercisable at April 30, 2019	198	$8.77	3.1	$246

The Company received less than $0.1 million during the three months ended April 30, 2019, for stock options exercised.

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2019	11	$7.00	$19
Vested	—
Expired or forfeited	(1)	7.01
Outstanding at April 30, 2019	10	$7.00	$18

As of April 30, 2019, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a weighted average period of 1.0 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the first quarter of fiscal 2019:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	283	8.74	$2,476
Granted	—
Vested and issued	—
Forfeited	(4)	8.60
Outstanding (unvested) end at April 30, 2019	279	8.96	$2,502

As of April 30, 2019, there was $1.0 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 - Earnings per share

	Three Months Ended April 30,
	2019	2018
Basic weighted average common shares outstanding	7,887	7,718
Dilutive effect of equity compensation plans	—	—
Weighted average common shares outstanding assuming full dilution	7,887	7,718

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	126	137
Stock options with an exercise price below the average market price	82	212

Note 9 - Debt

Debt totaled $13.3 million at April 30, 2019, a net decrease of $3.0 million since January 31, 2019.

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

The Company initially used borrowings under the new Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and cash collateralize a letter of credit (USD $154,500). The Company has used proceeds from the new Senior Credit Facility for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain assets of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. Subject to certain qualifications and exceptions, the Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties cannot allow capital expenditures to exceed $3.0 million annually (plus a limited carryover of unused amounts).

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for each quarter end on a trailing four-quarter basis. The Company was in compliance with this requirement as of April 30, 2019.

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

As of April 30, 2019, the Company had borrowed an aggregate of $5.6 million; $0.6 million at 8.5% and $5.0 million at 6.49%, at a weighted average rate of 6.72%, and the Company had $2.8 million available to them under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On April 30, 2019 the Company was in compliance with the covenants under the credit arrangements. On April 30, 2019, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On April 30, 2019, the Company's interest rates ranged from 6.15% to 6.30%, with a weighted average rate of 6.30%, and the Company could borrow $9.0 million under these credit arrangements. On April 30, 2019, $5.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On April 30, 2019, the Company had borrowed $0.5 million, and had an additional $2.6 million available. The foreign revolving lines balances as of April 30, 2019 and January 31, 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed 8.0 million CAD (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada, that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of 37 thousand CAD (approximately $28 thousand) for interest; and monthly payments of 27 thousand CAD (approximately $20 thousand) for principal. Principal payments began January 2018.

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

Note 10 - Leases

Effective February 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term in the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt, and long-term debt less current maturities in the Company's consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term.  Variable lease expenses are recorded when incurred. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

As most of the Company's leases do not provide an implicit rate, we use the Company's incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Finance Leases. In 2017, the Company obtained three finance leases for 1.1 million CAD (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these fiance leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

On August 5, 2016, the Company obtained a finance lease for 0.6 million Indian Rupees (approximately $8 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this finance lease is 15.6% per annum with monthly principal and interest payments of less than $1 thousand U.S. dollars, and the lease matures on July 5, 2019.

The Company has several significant operating lease agreements, with lease terms of one to 14 years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At April 30, 2019, the Company had operating lease liabilities of $10.3 million and operating right of use assets of $10.3 million, which are reflected in the consolidated balance sheet. At April 30, 2019, the Company also had finance lease liabilities of $0.5 million included in current maturities of long-term debt and long-term debt less current maturities, and finance right of use assets of $0.4 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	April 30, 2019
Finance leases assets:
Property and Equipment - gross	$836
Accumulated depreciation and amortization	(391)
Property and Equipment - net	445

Finance lease liabilities:
Finance lease liability short-term	$208
Finance lease liability long-term	265
Total finance lease liabilities	473

Operating lease assets:
Operating lease ROU assets	$10,323

Operating lease liabilities:
Operating lease liability short-term	$816
Operating lease liability long-term	9,493
Total operating lease liabilities	10,309

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended April 30, 2019
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$51
Interest on lease liabilities	Interest expense	9
Operating lease costs	Cost of sales, SG&A expenses	551
Short-term lease costs (1)	Cost of sales, SG&A expenses	176
Sub-lease income	SG&A expenses	(20)
Total Lease costs		$767

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$50
Operating cash flows from finance leases	9
Operating cash flows from operating leases	618

April 30, 2019
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$523
Operating leases liabilities	10,963

Weighted-average lease terms and discount rates are as follows:

	April 30, 2019
Weighted-average remaining lease terms:
Finance leases	2.3	years
Operating leases	10.1	years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	9.1%

Maturities of lease liabilities as of April 30, 2019, are follows:

Year:	Operating Leases	Finance Leases
For the nine months ended January 31, 2020	$1,373	$177
For the year ended January 31, 2021	1,804	234
For the year ended January 31, 2022	1,686	81
For the year ended January 31, 2023	1,605	20
For the year ended January 31, 2024	1,454	-
For the year ended January 31, 2025	1,064	-
Thereafter	6,656	-
Total lease payments	15,642	512
Less: amount representing interest	(5,333)	(39)
Total lease liabilities at April 30, 2019	$10,309	$473

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for both of the three months ended April 30, 2019 and 2018.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million for both April 30, 2019 and January 31, 2019. Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees. Restricted cash held in the U.S. on April 30, 2019 was $1.5 million, all of which is cash collateral held by PNC Bank in relation to the Senior Credit Facility.

	Three Months Ended April 30,
	2019	2018
Cash and cash equivalents	$7,960	$9,879
Restricted cash	2,602	1,101
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$10,562	$10,980

Note 12 - Fair value

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value, because the majority of the amounts outstanding accrue interest at variable market rates.

Note 13 - Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The adoption of this ASU using the alternative transition approach resulted in the recognition of operating lease right of use assets, net of deferred rent of $10.7 million and lease liability for operating leases of $11.0 million as of February 1, 2019. The Company accounts for existing finance lease assets and liabilities in the same way under the new standard.  Adoption of this ASU did not have an effect on retained earnings.   The Company availed itself of the practical expedients provided under this ASU and its subsequent amendments regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.  The Company continues to account for leases in the prior period financials statements under ASC Topic 840.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating this standard and the impact to the financial statements of the Company.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the disproportionate income tax effects of the Tax Act on items within accumulated other comprehensive income/(loss) to reinvested earnings. These disproportionate income tax effect items are referred to as "stranded tax effects." The amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income from continuing operations is not affected by this update. The Company adopted ASU 2018-02 effective February 1, 2019 and has elected to not reclassify any amounts to retained earnings. Under the Company's existing policy, any existing stranded tax effects will be eliminated when the underlying circumstances upon which it was premised cease to exist.

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

($ in thousands)	Three Months Ended April 30,
	2019		2018		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent
Net sales	$24,276		$28,889		$(4,613)	(16)%

Gross profit	4,722	19.5%	4,225	14.6%	497	12%

General and administrative expenses	4,442	18.3%	3,982	13.8%	(460)	(12)%

Selling expense	1,260	5.2%	1,142	4.0%	(118)	(10)%

Interest expense, net	210		266		56	21%

Loss from operations before income taxes	(1,190)		(1,165)		(25)	(2)%

Three months ended April 30, 2019 ("current quarter") vs. Three months ended April 30, 2018 ("prior year quarter")

Net sales:

Net sales decreased $4.6 million to $24.3 million in the current quarter, from $28.9 million in the prior year quarter. Lower revenues resulted from delayed project timelines in the Middle East.

Cost of sales and gross profit:

Gross profit increased to 19.5%, or $4.7 million of net sales in the current quarter from 14.6%, or $4.2 million of net sales, in the prior year quarter. This 12% increase in gross profit was due to improved margins resulting from operating cost improvement initiatives.

General and administrative expenses:

General and administrative expenses increased to $4.4 million in the current quarter, compared to $4.0 million in the prior year quarter. In the prior year quarter the Company had received a settlement payment of $0.1 million. In the current year quarter there were increases across several cost categories including increased headcount.

Selling expenses:

Selling expenses were $1.3 million in the current quarter, compared to $1.1 million in the prior year quarter. In the current year quarter there were increases across several cost categories.

Interest expense:

Net interest expense decreased to $0.2 million in the current quarter from $0.3 million in the prior-year quarter due to lower borrowings.

Loss from operations before income taxes:

Loss from operations before income taxes of $1.2 million remained relatively flat in the current quarter compared to the prior year quarter. The contributing factors to the incremental increase were improved margins, and lower interest expense due to lower borrowings.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.5 million as of April 30, 2019, with a remaining balance due in the amount of $4.4 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.5 million of this retention amount was reclassed to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and has collected $0.3 million during the three months ended April 30, 2019. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of April 30, 2019. However, if the Company’s efforts to collect on this account are not successful in fiscal 2019, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

Income taxes:

The Company's effective tax rate ("ETR") from operations for the current quarter was (26.1%) compared to 4.1% during the prior year quarter. The change in the ETR from the prior year quarter to the current year quarter is largely due to the fact that the Company is in a positive operating income position in certain taxable jurisdictions, and in operating loss positions in certain zero-rate jurisdictions and jurisdictions with a full valuation allowance.  For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

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

Liquidity and capital resources

Cash, cash equivalents and restricted cash as of April 30, 2019 were $10.6 million compared to $12.7 million on January 31, 2019. On April 30, 2019, $1.8 million was held in the U.S., and $8.8 million was held at the Company's foreign subsidiaries. From time to time, the Company repatriates cash held at certain of its foreign subsidiaries as needed to help fund the Company's working capital needs. The Company's working capital was $22.2 million on April 30, 2019 compared to $25.9 million on January 31, 2019.

Cash provided by operating activities during the first three months of fiscal 2019 was $1.4 million, compared to no cash provided during the same period in fiscal 2018. Net cash used in investing activities during the first three months of fiscal 2019 was $0.5 million, compared to $0.4 million during the same period in fiscal 2018.

Debt totaled $13.3 million on April 30, 2019, a net decrease of $3.0 million when compared $16.3 million at January 31, 2019. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt". Net cash used in financing activities during the first three months of fiscal 2019 was $3.0 million compared to $3.2 million cash provided for the same period in fiscal 2018.

On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

The Company has used proceeds from the new Senior Credit Facility to pay outstanding amounts under a prior credit facility, to cash collateralize a letter of credit, and for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of assets its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. North American Loan Parties’ assets. The Senior Credit Facility will mature on September 20, 2021. Subject to certain qualifications and exceptions, the Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties cannot allow capital expenditures to exceed $3.0 million annually (plus a limited carryover of unused amounts).

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for each quarter end on a trailing four-quarter basis. The Company was in compliance with this requirement as of April 30, 2019.

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

As of April 30, 2019, the Company had borrowed an aggregate of $5.6 million; $0.6 million at 8.5% and $5.0 million at 6.49%, at a weighted average rate of 6.72%, and the Company had $2.8 million available to them under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On April 30, 2019, the Company was in compliance with all of its covenants. On April 30, 2019, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On April 30, 2019, the Company's interest rates ranged from 6.15% to 6.30%, with a weighted average rate of 6.30%, and the Company could borrow $9.0 million under these credit arrangements. On April 30, 2019, $5.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On April 30, 2019, the Company had borrowed $0.5 million, and had an additional $2.6 million available. The foreign revolving lines balances as of April 30, 2019 and January 31, 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

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

Finance Leases. In 2017, the Company obtained three finance leases for 1.1 million CAD (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2019 contained in the Company's most recent Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2019. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

PART II OTHER INFORMATION

Item 6.	Exhibits

3.1	Fifth Amended and Restated By-laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	June 11, 2019	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2019	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)