Form 10-Q
period 2019-07-22
Perma-Pipe International Holdings, Inc.
filed 2019-09-10
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019.

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

On September 5, 2019, there were 8,031,584 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net sales	$36,667	$32,325	$60,943	$61,214
Cost of sales	27,014	26,432	46,568	51,096
Gross profit	9,653	5,893	14,375	10,118

Operating expenses
General and administrative expenses	4,573	3,924	9,015	7,906
Selling expenses	1,416	1,321	2,676	2,463
Total operating expenses	5,989	5,245	11,691	10,369

Income/(loss) from operations	3,664	648	2,684	(251)

Interest expense, net	209	284	419	550
Income/(loss) from operations before income taxes	3,455	364	2,265	(801)

Income tax (benefit)/expense	(265)	639	47	591

Net income/(loss)	$3,720	$(275)	$2,218	$(1,392)

Weighted average common shares outstanding
Basic	7,987	7,820	7,937	7,769
Diluted	8,075	7,820	8,024	7,769

Income/(loss) per share
Basic	0.47	(0.04)	0.28	(0.18)
Diluted	0.46	(0.04)	0.28	(0.18)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net income/(loss)	$3,720	$(275)	$2,218	$(1,392)

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	358	(324)	41	(987)
Other comprehensive income/(loss)	358	(324)	41	(987)

Comprehensive income/(loss)	$4,078	$(599)	$2,259	$(2,379)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share data)

	July 31, 2019	January 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$8,052	$10,156
Restricted cash	1,167	2,581
Trade accounts receivable, less allowance for doubtful accounts of $227 at July 31, 2019 and $536 at January 31, 2019	30,384	32,508
Inventories, net	16,555	12,289
Prepaid expenses and other current assets	4,475	3,773
Contract assets	3,474	1,653
Total current assets	64,107	62,960
Property, plant and equipment, net of accumulated depreciation	29,125	30,398
Other assets
Operating lease right-of-use asset	11,453	-
Deferred tax assets - long-term	404	458
Goodwill	2,266	2,269
Other assets	7,146	6,120
Total other assets	21,269	8,847
Total assets	$114,501	$102,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$11,084	$12,006
Accrued compensation and payroll taxes	1,605	1,544
Commissions and management incentives payable	1,373	1,866
Revolving line North America	6,776	8,890
Current maturities of long-term debt	1,480	640
Customers' deposits	3,601	3,708
Outside commissions payable	2,138	1,743
Contract liability	1,141	1,569
Operating lease liability short-term	1,056	-
Other accrued liabilities	4,959	3,856
Income taxes payable	338	1,266
Total current liabilities	35,551	37,088
Long-term liabilities
Long-term debt, less current maturities	6,460	6,751
Deferred compensation liabilities	3,667	3,883
Deferred tax liabilities long-term	1,445	1,435
Operating lease liability long-term	10,446	-
Other long-term liabilities	1,630	688
Total long-term liabilities	23,648	12,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,026 issued and outstanding at July 31, 2019 and 7,854 issued and outstanding at January 31, 2019	80	79
Additional paid-in capital	59,475	58,793
Accumulated deficit	(1,414)	(3,632)
Accumulated other comprehensive loss	(2,839)	(2,880)
Total stockholders' equity	55,302	52,360
Total liabilities and stockholders' equity	$114,501	$102,205

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2019	$79	$58,793	$(3,632)	$(2,880)	$52,360

Net loss			(1,502)		(1,502)
Common stock issued under stock plans, net of shares used for tax withholding		79			79
Stock-based compensation expense		154			154
Foreign currency translation adjustment				(317)	(317)
Total stockholders' equity at April 30, 2019	$79	$59,026	$(5,134)	$(3,197)	$50,774

Net income			3,720		3,720
Common stock issued under stock plans, net of shares used for tax withholding	1	43			44
Stock-based compensation expense		406			406
Foreign currency translation adjustment				358	358
Total stockholders' equity at July 31, 2019	$80	$59,475	$(1,414)	$(2,839)	$55,302

Shares	2019	2018
Balances at beginning of year	7,854,322	7,716,542
Shares issued	172,050	137,780
Balances at period end	8,026,372	7,854,322

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2019	2018
Operating activities
Net income/(loss)	$2,218	$(1,392)
Adjustments to reconcile net income/(loss) to net cash flows used in operating activities
Depreciation and amortization	2,302	2,344
Deferred tax expense	54	202
Equity-based compensation expense	560	711
Loss on disposal of fixed assets	85	14
Provision on uncollectible accounts	(80)	(31)
Changes in operating assets and liabilities
Accounts receivable	980	2,622
Inventories	(4,238)	1,985
Change in contract assets and contract liabilities	(2,250)	(1,932)
Accounts payable	641	(4,071)
Accrued compensation and payroll taxes	(627)	257
Customers' deposits	(112)	(2,370)
Income taxes receivable and payable	(1,421)	(405)
Prepaid expenses and other current assets	(8)	(1,127)
Other assets and liabilities	953	(263)
Net cash used in operating activities	(943)	(3,456)
Investing activities
Capital expenditures	(981)	(571)
Net cash used in investing activities	(981)	(571)
Financing activities
Proceeds from revolving lines	40,630	20,082
Payments of debt on revolving lines of credit	(41,912)	(17,618)
Payments of other debt	(179)	(176)
Decrease in drafts payable	(131)	(27)
Payments on finance lease obligations	(103)	(154)
Stock options exercised and restricted shares retired for tax	123	252
Net cash (used)/provided by financing activities	(1,572)	2,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(298)
Net decrease in cash, cash equivalents and restricted cash	(3,518)	(1,966)
Cash, cash equivalents and restricted cash - beginning of period	12,737	8,321
Cash, cash equivalents and restricted cash - end of period	$9,219	$6,355
Supplemental cash flow information
Interest paid	$408	$588
Income taxes paid	862	797

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2019

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries ("PPIH", "Company", or "Registrant", or "we", or "us") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2019 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2019 and 2018 are for the three and six months ended July 31, 2019 and 2018, respectively.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the United Arab Emirates and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $4.7 million as of January 31, 2019 has been outstanding for several years. Included in this balance is a retention receivable amount of $3.7 million, of which, $3.5 million was included in the balance of other long-term assets as of July 31, 2019 and January 31, 2019 due to the long-term nature of the receivable. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this outstanding amount. During fiscal year 2018, the Company received payments of approximately $0.7 million, and during the first six months of fiscal 2019 the Company received a further $0.3 million, thus reducing this balance to $4.4 million as of July 31, 2019. As a result, the Company did not reserve any allowance against this receivable as of July 31, 2019. The Company continues to engage with the customer to ensure full payment of open balances, and has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. However, if the Company’s efforts to collect on this account are not successful in fiscal 2019, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended July 31, 2019 and 2018, no individual customer accounted for more than 10% of the Company’s consolidated net sales and one customer accounted for 13% of the Company's consolidated net sales. For the six months ended July 31, 2019 and 2018, no individual customer accounted for more than 10% of the Company’s consolidated net sales, and two customers accounted for approximately 23% of the Company's consolidated net sales.

At July 31, 2019 and January 31, 2019, three customers collectively accounted for 29.3% and 39.4% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2019 and 2018 are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	5,860	16%	2,578	8%	10,757	18%	5,007	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	15,451	42%	9,807	30%	24,238	40%	20,909	34%
Revenue recognized under output method	15,356	42%	19,940	62%	25,948	42%	35,298	58%
Total	36,667	100%	32,325	100%	60,943	100%	61,214	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of July 31, 2019 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of July 31, 2019 within one year.

Contract Assets
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,038)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,368
Closing Balance at April 30, 2019	$1,983
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,509)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,000
Closing Balance at July 31, 2019	$3,474

Contract Liabilities
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(444)
New contracts entered into that are uncompleted at the end of the current period	721
Closing Balance at April 30, 2019	$1,846
Revenue recognized during the period for uncompleted contracts from the prior period	(1,250)
New contracts entered into that are uncompleted at the end of the current period	545
Closing Balance at July 31, 2019	$1,141

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

The Company's effective tax rate ("ETR") from operations for the second quarter and year-to-date was (7.6)% and 2.1% compared to 176.0% and (74)% during the respective prior year periods. The change in the ETR from the prior year quarter to the current year quarter is largely due to the fact that the Company is in a positive year to date operating income position in certain taxable jurisdictions with a full valuation allowance and a negative ETR, and in operating loss positions in certain zero-rate jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties, at July 31, 2019, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

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

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards. There was no impairment of long-lived assets for the three and six months ended July 31, 2019 and 2018.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2019 and January 31, 2019 was attributable to the purchase of Perma-Pipe Canada, Ltd.

	January 31, 2019	Foreign exchange change effect	July 31, 2019
Goodwill	$2,269	$(3)	$2,266

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment of goodwill for the three and six months ended July 31, 2019 and 2018.

Note 7 - Stock-based compensation

At July 31, 2019, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan").

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At July 31, 2019 the Company had reserved a total of 690,549 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

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

The Company has stock-based compensation awards that can be granted to eligible employees, officers or directors. The following is the stock-based compensation expense:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Stock-based compensation expense	$3	$9	$8	$23
Restricted stock-based compensation expense	403	432	552	688
Total stock-based compensation expense	$406	$441	$560	$711

Stock Options

The Company did not grant any stock options during the six months ended July 31, 2019. The following tables summarizes the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	218	8.60	3.8	$257
Exercised	(37)	6.91		75
Expired or forfeited	(20)	7.99
Outstanding at July 31, 2019	161	8.96	3.6	179

Exercisable at July 31, 2019	158	$8.99	3.6	$175

The Company received less than $0.3 million during the six months ended July 31, 2019, for stock options exercised.

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	11	$7.00	$19
Vested	(7)
Expired or forfeited	(1)	7.99
Outstanding at July 31, 2019	3	$7.33	$5

As of July 31, 2019, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a weighted average period of 0.9 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the first six months of fiscal 2019:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	283	8.74	$2,476
Granted	133	9.09
Vested and issued	(52)	8.86
Forfeited or retired for taxes	(22)	8.85
Outstanding (unvested) end at July 31, 2019	342	8.85	$3,034

As of July 31, 2019, there was $1.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Note 8 - Earnings per share

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	7,987	7,820	7,937	7,769
Dilutive effect of equity compensation plans	88	—	87	—
Weighted average common shares outstanding assuming full dilution	8,075	7,820	8,024	7,769

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	73	178	74	178
Stock options with an exercise price below the average market price	88	90	87	90

Note 9 - Debt

Debt totaled $14.7 million at July 31, 2019, a net decrease of $1.6 million from $16.3 million since January 31, 2019.

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

The Company initially used borrowings under the Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and cash collateralize a letter of credit (USD $154,500). The Company has used proceeds from the Senior Credit Facility for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of the assets of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. Subject to certain qualifications and exceptions, the Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties cannot allow capital expenditures to exceed $3.0 million annually (plus a limited carryover of unused amounts).

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for each quarter end on a trailing four-quarter basis. The Company was in compliance with these requirements as of July 31, 2019.

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

As of July 31, 2019, the Company had borrowed an aggregate of $6.8 million at a rate of 8.5%, 6.24%, and 6.36% resulting in a weighted average rate of 6.20%. The Company had $7.1 million available under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On July 31, 2019 the Company was in compliance with the covenants under the credit arrangements. On July 31, 2019, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On July 31, 2019, the Company's interest rates ranged from 5.7% to 6.20%, with a weighted average rate of 5.91%, and the Company could borrow $9.0 million under these credit arrangements. On July 31, 2019, $6.4 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On July 31, 2019, the Company had borrowed $0.9 million, and had an additional $1.7 million available. The foreign revolving lines balances as of July 31, 2019 and January 31, 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of CAD 37 thousand (approximately $28 thousand) for interest; and monthly payments of CAD 27 thousand (approximately $20 thousand) for principal. Principal payments began January 2018.

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

Note 10 - Leases

Effective February 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term in the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt less current maturities in the Company's consolidated balance sheets.

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

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment.

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

Finance Leases. In 2017, the Company obtained three finance leases for CAD 1.1 million (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

On August 5, 2016, the Company obtained a finance lease for 0.6 million Indian Rupees (approximately $8 thousand U.S. dollars at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this finance lease is 15.6% per annum with monthly principal and interest payments of less than $1 thousand U.S. dollars. This lease expired on July 5, 2019.

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

At July 31, 2019, the Company had operating lease liabilities of $11.5 million and operating right of use assets of $11.5 million, which are reflected in the consolidated balance sheet. At July 31, 2019, the Company also had finance lease liabilities of $0.4 million included in current maturities of long-term debt and long-term debt less current maturities, and finance right of use assets of $0.4 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	July 31, 2019
Finance leases assets:
Property and Equipment - gross	$854
Accumulated depreciation and amortization	(451)
Property and Equipment - net	$403

Finance lease liabilities:
Finance lease liability short-term	$216
Finance lease liability long-term	216
Total finance lease liabilities	$432

Operating lease assets:
Operating lease ROU assets	$11,453

Operating lease liabilities:
Operating lease liability short-term	$1,056
Operating lease liability long-term	10,446
Total operating lease liabilities	$11,502

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$51	$102
Interest on lease liabilities	Interest expense	8	17
Operating lease costs	Cost of sales, SG&A expenses	581	1,132
Short-term lease costs (1)	Cost of sales, SG&A expenses	82	266
Sub-lease income	SG&A expenses	(20)	(40)
Total Lease costs		$702	$1,477

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

Six Months Ended July 31,
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$103
Operating cash flows from finance leases	17
Operating cash flows from operating leases	1,127

July 31, 2019
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	1,410

Weighted-average lease terms and discount rates are as follows:

	July 31, 2019
Weighted-average remaining lease terms:
Finance leases	2.1	years
Operating leases	9.4	years

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	8.6%

Maturities of lease liabilities as of July 31, 2019, are as follows:

Year:	Operating Leases	Finance Leases
For the six months ended January 31, 2020	$1,140	$120
For the year ended January 31, 2021	2,179	240
For the year ended January 31, 2022	2,066	83
For the year ended January 31, 2023	2,008	21
For the year ended January 31, 2024	1,829	-
For the year ended January 31, 2025	1,160	-

Thereafter	6,656	-
Total lease payments	17,038	464
Less: amount representing interest	(5,536)	(32)
Total lease liabilities at July 31, 2019	$11,502	$432

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for both of the three months ended July 31, 2019 and 2018, and $1.4 million and $1.3 million for the six months ended July 31, 2019 and 2018, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million for both July 31, 2019 and January 31, 2019 and is related to fixed deposits that also serve as security deposits and guarantees.

	Six Months Ended July 31,
	2019	2018
Cash and cash equivalents	$8,052	$5,247
Restricted cash	1,167	1,108
Cash, cash equivalents and restricted cash shown in the statement of cashflows	$9,219	$6,355

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. A recently proposed amendment, if adopted, would delay the effective date until fiscal years beginning after December 15, 2022. The Company is currently evaluating this standard and the impact to the financial statements of the Company.

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

This MD&A should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, contained elsewhere in this report. Percentages set forth below in the MD&A have been rounded to the nearest percentage point, and may not exactly correspond to the comparative data presented.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results could be negatively impacted in the future as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended July 31,						Six Months Ended July 31,
	2019		2018		Change favorable/(unfavorable)		2019		2018		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent
Net sales	$36,667		$32,325		$4,342	13%	$60,943		$61,214		$(271)	(0)%

Gross profit	9,653	26%	5,893	18%	3,760	64%	14,375	24%	10,118	17%	4,257	42%

General and administrative expenses	4,573	12%	3,924	12%	(649)	(17)%	9,015	15%	7,906	13%	(1,109)	(14)%

Selling expense	1,416	4%	1,321	4%	(95)	(7)%	2,676	4%	2,463	4%	(213)	(9)%

Interest expense, net	209		284		75	27%	419		550		132	24%

Income/(loss) from operations before income taxes	3,455		364		3,091		2,265		(801)		3,066

Three months ended July 31, 2019 ("current quarter") vs. Three months ended July 31, 2018 ("prior year quarter")

Net sales:

Net sales increased $ 4.3 million to $36.7 million in the current quarter, from $32.3 million in the prior year quarter. Higher revenues resulted from our North American region for both traditional insulation and leak detection products partially offset by lower revenue in the Middle East.

Cost of sales and gross profit:

Gross profit increased to $9.7 million or 26.3% of net sales in the current quarter from $5.9 million or 18.2% of net sales, in the prior year quarter. This 64% increase in gross profit was driven by improved pricing, product mix and cost reduction initiatives. The cost reduction initiatives include sourcing raw material at favorable prices and focusing efforts on quality improvements.

General and administrative expenses:

General and administrative expenses increased to $4.6 million in the current quarter, compared to $3.9 million in the prior year quarter. This was primarily due to increased compensation expenses.

Selling expenses:

Selling expenses remained relatively flat at $1.4 million in the current quarter, compared to $1.3 million in the prior year quarter.

Interest expense:

Net interest expense decreased to $0.2 million in the current quarter from $0.3 million in the prior-year quarter due to lower borrowings.

Income from operations before income taxes:

Income from operations before income taxes increased by $3.1 million to $3.5 million in the current quarter from $0.4 million in the prior year quarter. This increase was due to increased revenue and improved margins.

Six months ended July 31, 2019 ("year-to-date") vs. Six months ended July 31, 2018 ("prior year year-to-date")

Net sales:

Net sales decreased $0.3 million to $60.9 million in the current year-to-date, from $61.2 million in the prior year year-to-date. The slight overall revenue decrease resulted from lower revenues in the Middle East offset by increased revenue of our leak detection systems.

Cost of sales and gross profit:

Gross profit increased to $14.4 million or 23.6% of net sales in the current year-to-date from $10.1 million or 16.5% of net sales, in the prior year year-to-date. This 42% increase in gross profit was driven by improved pricing, product mix and cost reduction initiatives. The cost reduction initiatives include sourcing raw material at favorable prices and focusing efforts on quality improvements.

General and administrative expenses:

General and administrative expenses increased to $9.0 million in the current year-to-date, compared to $7.9 million in the prior year year-to-date. This is due to increased compensation expenses, loss on disposal of an asset, partially offset by collection of a previously reserved bad debt.

Selling expenses:

Selling expenses remained relatively flat at $2.7 million in the current year-to-date, compared to $2.5 million in the prior year year-to-date.

Interest expense:

Net interest expense decreased to $0.4 million in the current year-to-date from $0.6 million in the prior-year year-to-date due to lower borrowings.

Income/(loss) from operations before income taxes:

Income from operations before income taxes increased $3.1 million to $2.3 million in the current year-to-date from a loss of $0.8 million in the prior year year-to-date. This increase was due primarily to sales of our leak detection systems.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.5 million as of July 31, 2019, with a remaining balance due in the amount of $4.4 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.5 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and collected $0.3 million during the six months ended July 31, 2019. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of July 31, 2019. However, if the Company’s efforts to collect on this account are not successful in fiscal 2019, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

Income taxes:

The Company's effective tax rate ("ETR") from operations for the second quarter and year-to-date was (7.6)% and 2.1% compared to 176.0% and (74)% during the respective prior year periods. The change in the ETR from the prior year quarter to the current year quarter is largely due to the fact that the Company is in a positive year to date operating income position in certain taxable jurisdictions with a full valuation allowance and a negative ETR, and in operating loss positions in certain zero-rate jurisdictions. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

Other

In February 2017, the Company made a bid to provide insulation of pipes to the East Africa Crude Oil Pipeline ("EACOP") project. The EACOP project is a 1,450 Km (900 mile) long heavy crude oil pipeline from the Lake Albert Basin in Uganda to the Tanga port in Tanzania being developed by Total E&P, a French oil company, China National Offshore Oil Corporation and Tullow Oil, a London-based oil company (collectively, the "EACOP Project Entities").

On September 3, 2019, the Company received notice that the EACOP project had been suspended.  According to news reports, the project entities have not reached an ownership agreement as tax negotiations have stalled.  As a consequence, the EACOP project has been suspended while the project’s partners and the Ugandan government continue to search for an agreement.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2019 was $8.1 million compared to $10.2 million on January 31, 2019. On July 31, 2019, $0.4 million was held in the U.S., and $8.8 million was held at the Company's foreign subsidiaries. From time to time, the Company repatriates cash held at certain of its foreign subsidiaries as needed to help fund the Company's working capital needs. The Company's working capital was $28.6 million on July 31, 2019 compared to $25.9 million on January 31, 2019.

Cash used in operating activities during the first six months of fiscal 2019 and 2018 was $0.9 million and $3.5 million, respectively. Net cash used in investing activities during the first six months of fiscal 2019 and 2018 was $1.0 million and $0.6 million, respectively.

Debt totaled $14.7 million on July 31, 2019, a net decrease of $1.6 million when compared $16.3 million at January 31, 2019. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt". Net cash used in financing activities during the first six months of fiscal 2019 was $1.6 million compared to $2.4 million cash provided for the same period in fiscal 2018.

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

The Company has used proceeds from the Senior Credit Facility to pay outstanding amounts under a prior credit facility, to cash collateralize a letter of credit, and for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of assets of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. Subject to certain qualifications and exceptions, the Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties cannot allow capital expenditures to exceed $3.0 million annually (plus a limited carryover of unused amounts).

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for each quarter end on a trailing four-quarter basis. The Company was in compliance with these requirement as of July 31, 2019.

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

As of July 31, 2019, the Company had borrowed an aggregate of $6.8 million at a rate of 8.5%, 6.24%, 6.36% resulting in a weighted average rate of 6.20%, and the Company had $7.1 million available under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On July 31, 2019, the Company was in compliance with all of its covenants. On July 31, 2019, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On July 31, 2019, the Company's interest rates ranged from 5.7% to 6.20%, with a weighted average rate of 5.91%, and the Company could borrow $9.0 million under these credit arrangements. On July 31, 2019, $7.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On July 31, 2019, the Company had borrowed $0.9 million, and had an additional $1.7 million available. The foreign revolving lines balances as of July 31, 2019 and January 31, 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of CAD 37 thousand (approximately $28 thousand) for interest; and monthly payments of CAD 27 thousand (approximately $20 thousand) for principal. Principal payments began January 2018.

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

Finance Leases. In 2017, the Company obtained three finance leases for CAD 1.1 million (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

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

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2019. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Perma-Pipe International Holdings, Inc.

Date:	September 10, 2019	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2019	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)