Form 10-Q
period 2019-10-31
Perma-Pipe International Holdings, Inc.
filed 2019-12-10
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019.

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

On December 5, 2019, there were 8,041,806 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2019

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net sales	$34,457	$32,806	$95,400	$94,020
Cost of sales	26,814	25,923	73,382	77,019
Gross profit	7,643	6,883	22,018	17,001

Operating expenses
General and administrative expenses	4,541	4,247	13,556	12,153
Selling expenses	1,354	1,554	4,030	4,017
Total operating expenses	5,895	5,801	17,586	16,170

Income from operations	1,748	1,082	4,432	831

Interest expense, net	194	280	612	830
Income from operations before income taxes	1,554	802	3,820	1

Income tax expense	1,699	934	1,747	1,525

Net (loss)/income	$(145)	$(132)	$2,073	$(1,524)

Weighted average common shares outstanding
Basic	8,037	7,877	7,970	7,806
Diluted	8,037	7,877	8,047	7,806

(Loss)/income per share
Basic	(0.02)	(0.02)	0.26	(0.20)
Diluted	(0.02)	(0.02)	0.26	(0.20)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net (loss)/income	$(145)	$(132)	$2,073	$(1,524)

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	12	(551)	53	(1,538)
Other comprehensive income/(loss)	12	(551)	53	(1,538)

Comprehensive (loss)/income	$(133)	$(683)	$2,126	$(3,062)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except per share data)

	October 31, 2019	January 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$12,221	$10,156
Restricted cash	1,138	2,581
Trade accounts receivable, less allowance for doubtful accounts of $355 at October 31, 2019 and $536 at January 31, 2019	28,235	32,508
Inventories, net	16,270	12,289
Prepaid expenses and other current assets	3,620	3,773
Contract assets	4,363	1,653
Total current assets	65,847	62,960
Property, plant and equipment, net of accumulated depreciation	29,357	30,398
Other assets
Operating lease right-of-use asset	11,717	-
Deferred tax assets - long-term	747	458
Goodwill	2,264	2,269
Other assets	7,518	6,120
Total other assets	22,246	8,847
Total assets	$117,450	$102,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$12,735	$12,006
Accrued compensation and payroll taxes	1,675	1,544
Commissions and management incentives payable	1,600	1,866
Revolving line North America	7,758	8,890
Current maturities of long-term debt	1,644	640
Customers' deposits	3,005	3,708
Outside commissions payable	2,185	1,743
Contract liability	1,351	1,569
Operating lease liability short-term	1,130	-
Other accrued liabilities	3,234	3,856
Income taxes payable	1,352	1,266
Total current liabilities	37,669	37,088
Long-term liabilities
Long-term debt, less current maturities	6,931	6,751
Deferred compensation liabilities	3,731	3,883
Deferred tax liabilities long-term	1,434	1,435
Operating lease liability long-term	10,617	-
Other long-term liabilities	1,620	688
Total long-term liabilities	24,333	12,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,042 issued and outstanding at October 31, 2019 and 7,854 issued and outstanding at January 31, 2019	80	79
Additional paid-in capital	59,754	58,793
Accumulated deficit	(1,559)	(3,632)
Accumulated other comprehensive loss	(2,827)	(2,880)
Total stockholders' equity	55,448	52,360
Total liabilities and stockholders' equity	$117,450	$102,205

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2019	$79	$58,793	$(3,632)	$(2,880)	$52,360

Net loss			(1,502)		(1,502)
Common stock issued under stock plans, net of shares used for tax withholding		79			79
Stock-based compensation expense		154			154
Foreign currency translation adjustment				(317)	(317)
Total stockholders' equity at April 30, 2019	$79	$59,026	$(5,134)	$(3,197)	$50,774

Net income			3,720		3,720
Common stock issued under stock plans, net of shares used for tax withholding	1	43			44
Stock-based compensation expense		406			406
Foreign currency translation adjustment				358	358
Total stockholders' equity at July 31, 2019	$80	$59,475	$(1,414)	$(2,839)	$55,302

Net loss			(145)		(145)
Common stock issued under stock plans, net of shares used for tax withholding		53			53
Stock-based compensation expense		226			226
Foreign currency translation adjustment				12	12
Total stockholders' equity at October 31, 2019	$80	$59,754	$(1,559)	$(2,827)	$55,448

Shares	2019	2018
Balances at beginning of year	7,854,322	7,716,542
Shares issued	187,359	137,780
Balances at period end	8,041,681	7,854,322

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2019	2018
Operating activities
Net income/(loss)	$2,073	$(1,524)
Adjustments to reconcile net income/(loss) to net cash flows provided by/(used) in operating activities
Depreciation and amortization	3,349	3,482
Deferred tax (income)/expense	(288)	346
Equity-based compensation expense	786	999
Loss on disposal of fixed assets	154	46
Provision on uncollectible accounts	49	14
Changes in operating assets and liabilities
Accounts receivable	2,960	(165)
Inventories	(3,980)	2,269
Contract assets and contract liabilities	(2,929)	(1,221)
Accounts payable	525	(5,460)
Accrued compensation and payroll taxes	(199)	1,468
Customers' deposits	(704)	(1,194)
Income taxes receivable and payable	80	54
Prepaid expenses and other current assets	1,523	(801)
Other assets and liabilities	(601)	1,061
Net cash provided by/(used in) operating activities	2,798	(626)
Investing activities
Capital expenditures	(1,423)	(885)
Net cash used in investing activities	(1,423)	(885)
Financing activities
Proceeds from revolving lines	61,281	42,201
Payments of debt on revolving lines of credit	(61,613)	(35,152)
Debt issuance costs	-	(930)
Payments of other debt	(276)	(266)
Decrease in drafts payable	(162)	(20)
Payments on finance lease obligations	(185)	(205)
Stock options exercised and restricted shares retired for tax	176	249
Net cash provided by/(used in) financing activities	(779)	5,877
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	(569)
Net increase in cash, cash equivalents and restricted cash	622	3,797
Cash, cash equivalents and restricted cash - beginning of period	12,737	8,321
Cash, cash equivalents and restricted cash - end of period	$13,359	$12,118
Supplemental cash flow information
Interest paid	$609	$917
Income taxes paid	1,961	1,118
Fixed assets acquired under capital leases - non-cash	848	-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2019

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2019 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2019 and 2018 are for the three and nine months ended October 31, 2019 and 2018, and for the fiscal years ended January 31, 2020 and 2019, respectively.

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

One of the Company’s accounts receivable in the total amount of $4.7 million as of January 31, 2019 has been outstanding for several years. Included in this balance is a retention receivable amount of $3.7 million, of which, due to the long-term nature of the receivable, $3.5 million was included in the balance of other long-term assets as of October 31, 2019 and January 31, 2019.The Company completed all of its deliverables in 2015 under the related contract, and has been engaged in ongoing active efforts to collect this outstanding amount. During the first nine months of fiscal 2019 the Company received $0.5 million, thus reducing this balance to $4.2 million as of October 31, 2019. As a result, the Company did not reserve any allowance against this receivable as of October 31, 2019. The Company continues to engage with the customer to ensure full payment of open balances, and during fiscal 2019 has received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended October 31, 2019, one individual customer accounted for 16% of the Company’s consolidated net sales, and during the same period in 2018, no individual customer accounted for more than 10% of the Company's consolidated net sales. For the nine months ended October 31, 2019, one customer accounted for 11% of the Company’s consolidated net sales, and during the same period in 2018, no individual customer accounted for more than 10% of the Company's consolidated net sales.

At October 31, 2019 and January 31, 2019, three customers collectively accounted for 29.8% and 39.4% of the Company's accounts receivable, respectively.

Note 4 - Revenue recognition

Revenue from contracts with customers:

The Company defines a contract as an agreement that has approval and commitment from both parties, defined rights and identifiable payment terms, which ensures the contract has commercial substance and that collectability is reasonably assured.

The Company’s standard revenue transactions are classified into two main categories:

1)	Systems - which include all bundled products in which the Company designs, engineers, and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and land-lines. Additionally, this systems classification also includes coating applied to pipes and structures.

2)	Products - which include cables, leak detection products, heat trace products sold under the PermAlert brand name, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2019 and 2018 are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	$2,448	7%	$4,439	14%	$13,205	14%	$9,447	10%

Specialty Piping Systems and Coating
Revenue recognized under input method	14,363	42%	11,869	36%	38,601	40%	32,778	35%
Revenue recognized under output method	17,646	51%	16,498	50%	43,594	46%	51,795	55%
Total	$34,457	100%	$32,806	100%	$95,400	100%	$94,020	100%

The input method, as noted in ASC 606-10-55-20, is used by the U.S. operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract using the percentage-of-completion method. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the percentage-of-completion method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

The output method, as noted in ASC 606-10-55-17, is used by all other operating entities to measure revenue by the direct measurement of the outputs produced relative to the remaining goods promised under the contract. Due to the types of end customers, generally these contracts require formal inspection protocols or specific export documentation for units produced, or produced and shipped, therefore, the output method is the most faithful depiction of the Company’s performance. Depending on the conditions of the contract, revenue may be recognized based on units produced, inspected and held by the Company prior to shipment or on units produced, inspected and shipped.

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of October 31, 2019 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of October 31, 2019 within one year.

Contract Assets
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,038)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,368
Closing Balance at April 30, 2019	$1,983
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,509)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,000
Closing Balance at July 31, 2019	$3,474
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,799)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	2,688
Closing Balance at October 31, 2019	$4,363

Contract Liabilities
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(444)
New contracts entered into that are uncompleted at the end of the current period	721
Closing Balance at April 30, 2019	$1,846
Revenue recognized during the period for uncompleted contracts from the prior period	(1,250)
New contracts entered into that are uncompleted at the end of the current period	545
Closing Balance at July 31, 2019	$1,141
Revenue recognized during the period for uncompleted contracts from the prior period	(774)
New contracts entered into that are uncompleted at the end of the current period	984
Closing Balance at October 31, 2019	$1,351

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

The Company's effective tax rate ("ETR") from operations for the third quarter and year-to-date in fiscal 2019 was 109.3% and 45.7% compared to 116.3% and 122,166.4% during the respective prior year periods. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions. Additionally, the Company was near break-even in the prior year which resulted in a large impact on the overall rate. In the prior year the Company was accruing taxes in jurisdictions where it was generating income, while applying a valuation allowance in the U.S., which attributed to the unusually large ETR for that quarter.

The amount of unrecognized tax benefits, including interest and penalties at October 31, 2019, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

The U.S. Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. The Tax Act reduced the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018 and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax ("GILTI") and the base erosion anti-abuse tax, respectively. The Company currently projects a GILTI inclusion for fiscal 2019, but there is no impact on tax expense due to its offset by loss carryovers with a full valuation allowance applied against it.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards. There was no impairment of long-lived assets for the three and nine months ended October 31, 2019 and 2018.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2019 and January 31, 2019 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

	January 31, 2019	Foreign exchange change effect	October 31, 2019
Goodwill	$2,269	$(5)	$2,264

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment of goodwill for the three and nine months ended October 31, 2019 and 2018.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), is the only incentive stock plan under which new equity incentive awards may be granted.

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At October 31, 2019 the Company had reserved a total of 694,989 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

While the 2017 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, to date the Company has issued only restricted shares and restricted stock units under the 2017 Plan and currently intends to continue this practice. The 2017 Plan authorizes awards to officers, employees, consultants and independent directors.

The Company has stock-based compensation awards that can be granted to eligible employees, officers or independent directors. The following is the stock-based compensation expense:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Stock-based compensation expense	$2	$5	$10	$28
Restricted stock-based compensation expense	224	283	776	971
Total stock-based compensation expense	$226	$288	$786	$999

Stock Options

The Company did not grant any stock options during the three or nine months ended October 31, 2019. The following tables summarizes the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	218	$8.60	3.8	$257
Exercised	(47)	6.87		100
Expired or forfeited	(26)	7.07
Outstanding at October 31, 2019	145	9.03	3.4	167

Exercisable at October 31, 2019	143	$9.07	3.3	$163

The Company received approximately $0.3 million during the nine months ended October 31, 2019 for stock options exercised.

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	11	$7.00	$19
Vested	(7)
Expired or forfeited	(2)	7.07
Outstanding at October 31, 2019	2	$7.33	$5

As of October 31, 2019, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a weighted average period of 0.6 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the first nine months of fiscal 2019:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding (unvested) at January 31, 2019	283	$8.74	$2,476
Granted	152	9.09
Vested and issued	(52)	8.86
Forfeited or retired for taxes	(24)	8.68
Outstanding (unvested) at October 31, 2019	359	$8.98	$3,229

As of October 31, 2019, there was $1.7 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

Note 8 - Earnings per share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	8,037	7,877	7,970	7,806
Dilutive effect of equity compensation plans	—	—	77	—
Weighted average common shares outstanding assuming full dilution	8,037	7,877	8,047	7,806

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	68	176	68	176
Stock options with an exercise price below the average market price	77	91	77	91

Note 9 - Debt

Debt totaled $16.3 million at October 31, 2019 and January 31, 2019, respectively.

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

The Company initially used borrowings under the Senior Credit Facility to pay off outstanding amounts under the Prior Credit Agreement (which totaled approximately USD $3,773,823 plus CAD 4,794,528) and a cash collateralized letter of credit (USD $154,500). The Company has used proceeds from the Senior Credit Facility for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for each quarter end on a trailing four-quarter basis. The Company was in compliance with these requirements as of October 31, 2019.

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

As of October 31, 2019, the Company had borrowed an aggregate of $7.8 million at a rate of 7.75%, 5.80%, and 5.94% resulting in a weighted average rate of 6.01% and had $4.9 million available under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On October 31, 2019 the Company was in compliance with the covenants under the credit arrangements. On October 31, 2019, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On October 31, 2019, the Company's interest rates ranged from 5.4% to 5.9%, with a weighted average rate of 5.74%, and the Company could borrow $9.0 million under these credit arrangements. On October 31, 2019, $5.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On October 31, 2019, the Company had borrowed $0.9 million, and had an additional $2.9 million of borrowing remaining available. The foreign revolving lines balances as of October 31, 2019 and January 31, 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately USD $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of CAD 37 thousand (approximately USD $28 thousand) for interest; and monthly payments of CAD 27 thousand (approximately USD $20 thousand) for principal. Principal payments began January 2018.

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

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term.  Variable lease expenses are recorded when incurred. ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

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

In calculating the ROU asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Finance Leases. In 2017, the Company obtained three finance leases for CAD 1.1 million (approximately USD $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases range from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature between April 2021 to September 2022.

In 2019, the Company obtained two finance leases for CAD 1.1 million (approximately USD $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were 8.0% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature in August 2023.

In August 2016, the Company obtained a finance lease for 0.6 million Indian Rupees (approximately USD $8 thousand at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this finance lease was 15.6% per annum with monthly principal and interest payments of less than USD $1 thousand. This lease expired in July 2019.

The Company has several significant operating lease agreements, with lease terms of one to 14 years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and ROU assets as the Company is not reasonably certain to exercise the options.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At October 31, 2019, the Company had operating lease liabilities of $11.7 million and operating ROU assets of $11.7 million, which are reflected in the consolidated balance sheet. At October 31, 2019, the Company also had finance lease liabilities of $1.2 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $1.2 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	October 31, 2019
Finance leases assets:
Property and Equipment - gross	$1,704
Accumulated depreciation and amortization	(502)
Property and Equipment - net	$1,202

Finance lease liabilities:
Finance lease liability short-term	$411
Finance lease liability long-term	788
Total finance lease liabilities	$1,199

Operating lease assets:
Operating lease ROU assets	$11,717

Operating lease liabilities:
Operating lease liability short-term	$1,130
Operating lease liability long-term	10,617
Total operating lease liabilities	$11,747

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$53	$155
Interest on lease liabilities	Interest expense	18	36
Operating lease costs	Cost of sales, SG&A expenses	579	1,716
Short-term lease costs (1)	Cost of sales, SG&A expenses	140	401
Sub-lease income	SG&A expenses	(20)	(61)
Total Lease costs		$770	$2,247

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$185
Operating cash flows from finance leases	36
Operating cash flows from operating leases	1,732

Three Months Ended October 31, 2019
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$850
Operating leases liabilities	584

Weighted-average lease terms and discount rates are as follows:

October 31, 2019
Weighted-average remaining lease terms (in years):
Finance leases	3.2
Operating leases	9.0

Weighted-average discount rates:
Finance leases	7.7%
Operating leases	8.3%

Maturities of lease liabilities as of October 31, 2019, are as follows:

Year:	Operating Leases	Finance Leases
For the three months ended January 31, 2020	$569	$122
For the year ended January 31, 2021	2,313	488
For the year ended January 31, 2022	2,213	332
For the year ended January 31, 2023	2,146	270
For the year ended January 31, 2024	1,967	145
For the year ended January 31, 2025	1,252	-

Thereafter	6,656	-
Total lease payments	17,116	1,357
Less: amount representing interest	(5,369)	(158)
Total lease liabilities at October 31, 2019	$11,747	$1,199

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for the three months ended October 31, 2019 and 2018, and $2.0 million for the nine months ended October 31, 2019 and 2018, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million for both October 31, 2019 and January 31, 2019 and is related to fixed deposits that also serve as security deposits and guarantees.

	Nine Months Ended October 31,
	2019	2018
Cash and cash equivalents	$12,221	$9,582
Restricted cash	1,138	2,536
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,359	$12,118

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

Note 13 - Recent accounting pronouncements

In February 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The adoption of this ASU using the alternative transition approach resulted in the recognition of operating lease ROU assets, net of deferred rent of $10.7 million and lease liability for operating leases of $11.0 million as of February 1, 2019. The Company accounts for existing finance lease assets and liabilities in the same way under the new standard.  Adoption of this ASU did not have an effect on retained earnings. The Company availed itself of the practical expedients provided under this ASU and its subsequent amendments regarding identification of leases, lease classification, indirect costs and the combination of lease and non-lease components. The Company continues to account for leases in the prior period financials statements under ASC Topic 840.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. A recently adopted amendment has delayed the effective date until fiscal years beginning after December 15, 2022. The Company is currently evaluating this standard and the impact to the financial statements of the Company.

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

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results could be significantly impacted in the future as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended October 31,						Nine Months Ended October 31,
	2019		2018		Change favorable/(unfavorable)		2019		2018		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent
Net sales	$34,457		$32,806		$1,651	5%	$95,400		$94,020		$1,380	1%

Gross profit	7,643	22%	6,883	21%	760	11%	22,018	23%	17,001	18%	5,017	30%

General and administrative expenses	4,541	13%	4,247	13%	(294)	(7)%	13,556	14%	12,153	13%	(1,403)	(12)%

Selling expense	1,354	4%	1,554	5%	200	13%	4,030	4%	4,017	4%	(13)	(0)%

Interest expense, net	194		280		86	31%	612		830		218	26%

Income/(loss) from operations before income taxes	1,554		802		752		3,820		1		3,819

Three months ended October 31, 2019 ("current quarter") vs. Three months ended October 31, 2018 ("prior year quarter")

Net sales:

Net sales increased $1.7 million to $34.5 million in the current quarter, from $32.8 million in the prior year quarter. Higher revenues resulted from the Middle East region partially offset by lower revenue in North America, primarily driven by a temporary weakness in our Canadian operations.

Cost of sales and gross profit:

Gross profit increased to $7.6 million, or 22% of net sales, in the current quarter from $6.9 million, or 21% of net sales, in the prior year quarter. This 11% increase in gross profit was driven by improved pricing, product mix and cost reduction initiatives. The cost reduction initiatives include sourcing raw material at favorable prices and focusing efforts on quality improvements.

General and administrative expenses:

General and administrative expenses increased to $4.5 million in the current quarter, compared to $4.2 million in the prior year quarter. This increase of $0.3 million was primarily due to costs related to realignment of head office functions.

Selling expenses:

Selling expenses reduced to $1.4 million in the current quarter, compared to $1.6 million in the prior year quarter. This decrease was due to a new sales compensation program.

Interest expense:

Net interest expense decreased to $0.2 million in the current quarter from $0.3 million in the prior year quarter due to lower borrowings.

Income from operations before income taxes:

Income from operations before income taxes increased by $0.8 million to $1.6 million in the current quarter from $0.8 million in the prior year quarter. This increase was due to increased revenue and improved margins.

Nine months ended October 31, 2019 ("year-to-date") vs. Nine months ended October 31, 2018 ("prior year year-to-date")

Net sales:

Net sales increased $1.4 million to $95.4 million in the current year-to-date, from $94.0 million in the prior year year-to-date. The overall revenue increase resulted from higher revenues in the Middle East region and the Company's leak detection systems, partially offset by lower revenues of the Company's traditional coating revenues in North America, primarily driven by a temporary weakness in our Canadian operations.

Cost of sales and gross profit:

Gross profit increased to $22.0 million, or 23% of net sales, in the current year-to-date from $17.0 million, or 18% of net sales, in the prior year year-to-date. This 30% increase in gross profit was driven by improved pricing, product mix and cost reduction initiatives. The cost reduction initiatives include sourcing raw material at favorable prices and focusing efforts on quality improvements.

General and administrative expenses:

General and administrative expenses increased to $13.6 million in the current year-to-date, compared to $12.2 million in the prior year year-to-date. This was due to increased compensation expenses and loss on disposal of an asset, partially offset by collection of a previously reserved bad debt.

Selling expenses:

Selling expenses remained relatively flat at $4.0 million in the current year-to-date, compared to $4.0 million in the prior year year-to-date.

Interest expense:

Net interest expense decreased to $0.6 million in the current year-to-date from $0.8 million in the prior year year-to-date due to lower borrowings.

Income/(loss) from operations before income taxes:

Income from operations before income taxes increased $3.8 million in the current year-to-date from less than $0.1 million in the prior year year-to-date. This increase was due to increased revenue and improved margins.

Income taxes:

The Company's effective tax rate ("ETR") from operations for the third quarter and year-to-date 2019 was 109.3% and 45.7% compared to 116.3% and 122,166.4% during the respective prior year periods in 2018. The change in the ETR from the prior year quarter to the current year quarter was largely due to changes in the mix of income and loss in various jurisdictions. Additionally, the Company was near break-even in the prior year which resulted in a large impact on the overall rate. In the prior year, the Company was accruing taxes in jurisdictions where they were generating income, while applying a valuation allowance in the U.S., which attributed to the unusually large ETR for that quarter. For additional information, see "Notes to Consolidated Financial Statements, Note 5 Income taxes".

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

On September 3, 2019, the Company received notice that the EACOP project had been suspended.  According to news reports, the EACOP Project Entities have not reached an ownership agreement as tax negotiations have stalled.  As a consequence, the EACOP project has been suspended while the project’s partners and the Ugandan government continue to pursue a potential agreement.

Liquidity and capital resources

Cash and cash equivalents as of October 31, 2019 were $12.2 million compared to $10.2 million on January 31, 2019. On October 31, 2019, $0.4 million was held in the U.S., and $11.8 million was held at the Company's foreign subsidiaries. From time to time, the Company repatriates cash held at certain of its foreign subsidiaries as needed to help fund the Company's working capital needs. The Company's working capital was $28.2 million on October 31, 2019 compared to $25.9 million on January 31, 2019, due to cash flows from operations.

Cash provided by operating activities year-to-date was $2.8 million, and cash used in operating activities for the prior year year-to-date was $0.6 million. This improvement was primarily due to the Company being in a net income position year-to-date compared to a loss position during the prior year year-to-date. Net cash used in investing activities year-to-date and prior year year-to-date was $1.4 million and $0.9 million, respectively. This was due to an increase in investments in fixed assets needed for the operation of the business.

Net cash used in financing activities year-to-date was $0.8 million, and cash provided by financing activities for the prior year year-to-date was $5.9 million. The primary reason for this change is that during the prior year year-to-date our borrowings exceeded our repayments under our revolving credit facility by approximately $7.0 million, whereas year-to-date, repayments exceeded borrowings by approximately $0.3 million. Debt totaled $16.3 million on October 31, 2019  and January 31, 2019, respectively. For additional information, see "Notes to Consolidated Financial Statements, Note 9 Debt".

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

The Company has used proceeds from the Senior Credit Facility to pay outstanding amounts under a prior credit facility, a cash collateralized letter of credit, and for on-going working capital needs, and expects to continue using this facility to fund future capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bear interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin.  The applicable margin is based on average quarterly undrawn availability with respect to the Senior Credit Facility.  Interest on alternate base rate borrowings are generally payable monthly in arrears and interest on LIBOR borrowings are generally payable in arrears on the last day of each interest period.  Additionally, the Company is required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.  The facility fee is payable quarterly in arrears.

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for each quarter end on a trailing four-quarter basis. The Company was in compliance with these requirements as of October 31, 2019.

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

As of October 31, 2019, the Company had borrowed an aggregate of $7.8 million at a rate of 7.75%, 5.80%, and 5.94% resulting in a weighted average rate of 6.01%. The Company had $4.9 million available under the Senior Credit Facility.

Revolving lines foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends. On October 31, 2019, the Company was in compliance with all of its covenants. On October 31, 2019, interest rates were based on the Emirates Inter Bank Offered Rate (EIBOR) plus 3.5% per annum, with a minimum interest rate of 4.5% per annum. On October 31, 2019, the Company's interest rates ranged from 5.4% to 5.9%, with a weighted average rate of 5.74%, and the Company could borrow $9.0 million under these credit arrangements. On October 31, 2019, $5.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On October 31, 2019, the Company had borrowed $0.9 million, and had an additional $2.9 million available. The foreign revolving lines balances as of October 31, 2019 and January 31, 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately USD $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of CAD 37 thousand (approximately USD $28 thousand) for interest; and monthly payments of CAD 27 thousand (approximately USD $20 thousand) for principal. Principal payments began January 2018.

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

Finance Leases. In 2017, the Company obtained three finance leases for CAD 1.1 million (approximately USD $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature from April 30, 2021 to September 29, 2022.

In 2019, the Company obtained two finance leases for CAD 1.1 million (approximately USD $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were 8.0% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature in August 2023.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.7 million as of October 31, 2019, with a remaining balance due in the amount of $4.2 million. Included in this balance is an amount of $3.7 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $3.5 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and collected $0.5 million during the nine months ended October 31, 2019. During fiscal 2019, the Company has received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of October 31, 2019. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2019. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Perma-Pipe International Holdings, Inc.

Date:	December 10, 2019	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 10, 2019	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)