Form 10-K
period 2020-01-31
Perma-Pipe International Holdings, Inc.
filed 2020-04-21
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

Commission File No. 0-18370

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6410 W. Howard Street, Niles, Illinois	60714
(Address of principal executive offices)	(Zip Code)
(847) 966-1000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $68,950,155.30 based on the closing sale price of $8.85 per share as reported on the NASDAQ Global Market on July 31, 2019.

The number of shares of the registrant's common stock outstanding at April 1, 2020 was 8,048,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2020

PART I

Cautionary Statements Regarding Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely," and "probable," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act") and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, the following:

•	the impact of the coronavirus (COVID-19) on the Company's results of operations, financial condition and cash flows;
•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the Company's ability to comply with all covenants in its credit facilities;
•	the Company’s ability to repay its debt and renew expiring international credit facilities;
•	the Company’s ability to effectively execute its strategic plan and achieve profitability and positive cash flows;
•	the impact of global economic weakness and volatility;
•	fluctuations in steel prices and the Company’s ability to offset increases in steel prices through price increases in its products;
•	the timing of orders for the Company’s products;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and access to capital funds;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	risks and uncertainties related to the Company's international business operations;
•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives;
•	the Company's ability to interpret changes in tax regulations and legislation;
•	reversals of previously recorded revenue and profits resulting from inaccurate estimates made in connection with the Company’s percentage-of-completion revenue recognition;
•	the Company’s failure to establish and maintain effective internal control over financial reporting; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is reported under ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2020, 2019 and 2018 are for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.

Products and services. The Company engineers, designs, manufactures and sells specialty piping systems and leak detection systems. Specialty piping systems include: (i) insulated and jacketed district heating and cooling ("DHC") piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, and (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

The Company’s piping systems are typically sold as a part of large discrete projects, and customer demand can vary by season. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")."

Operating Facilities: The Company operates its business from the following locations:

Perma-Pipe, Inc.	Perma-Pipe Middle East FZC
Niles, IL	Fujairah, United Arab Emirates
New Iberia, LA	Perma-Pipe Saudi Arabia, LLC
Lebanon, TN	Dammam, Kingdom of Saudi Arabia
Perma-Pipe Canada, Ltd.	Perma-Pipe India Pvt. Ltd
Camrose, Alberta, Canada	Gandhidham, India
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.
Beni Suef, Egypt

Customers and sales channels. The Company's customer base is industrially and geographically diverse. In the United States, the Company employs inside and outside sales managers who use and assist a network of independent manufacturers' representatives, none of whom sell products that are competitive with the Company's piping systems. The Company employs a direct sales force in Canada, India and Egypt, and in several countries in the Middle East to market and sell products and services. On a country-by-country basis, and where advantageous, an agent network is often used to assist in marketing and selling the Company's products and services.

For the year ended January 31, 2020, one customer accounted for 11.5% of the Company's consolidated net sales and for the year ended January 31, 2019, no one customer accounted for more than 10% of the Company's consolidated net sales.

As of January 31, 2020 and 2019, one customer accounted for 13.3% and three customers accounted for 42.0% of accounts receivable, respectively.

Backlog. The Company’s backlog on January 31, 2020 was $46.8 million compared to $61.0 million on January 31, 2019, most of which is expected to be completed within 2020. This reduction is primarily the result of major projects completed during 2019 in Saudi Arabia and the Gulf of Mexico. The Company defines backlog as the expected total revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue from the Company's reported backlog.

Intellectual property. The Company owns various patents covering its piping and electronic leak detection systems. These patents are not material to the Company either individually or in the aggregate because the Company believes its sales would not be materially reduced if patent protection was not available. The Company owns numerous trademarks connected with its piping and leak detection systems including the following U.S. trademarks: Perma-Pipe®, Chil-Gard®, Double Quik®, Escon-A®, FluidWatch®, Galva-Gard®, Polytherm®, Pal-AT®, LiquidWatch®, PalCom®, Xtru-therm®, Auto-Therm®, Multi-Therm®, Ultra-Therm®, Cryo-Gard®, Sleeve-Gard®, Electro-Gard® and Sulphur-Therm®. The Company also owns a number of trademarks throughout the world. Some of the Company's more significant trademarks include: Auto-Therm®, Cryo-Gard®, Electro-Gard®, Sleeve-Gard®, Permalert®, Pal-AT®, Perma-Pipe®, Polytherm®, Sulphur-Therm®, Ric-Wil®, and Xtru-therm®.

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

Employees

As of January 31, 2020, the Company had approximately 193 employees working in the United States, of which approximately 79 were under two collective bargaining agreements, one expiring on March 31, 2022, and the other on April 30, 2020, which is expected to be renewed. There were approximately 439 employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 1, 2020:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 59	2016

D. Bryan Norwood	Vice President and Chief Financial Officer; Age 64	2018

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 63	2013

David J. Mansfield: President, Chief Executive Officer ("CEO") and member of the Board of Directors since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer ("CFO") of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc., a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller and Commercial General Manager, Europe, Africa & FSU, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.

D. Bryan Norwood: Appointed Vice President and Chief Financial Officer in November 2018. From 2014 to 2018 Mr. Norwood served as CFO of API Perforating, LLC an oilfield service company providing stage perforation and wireline services.  From 2012 to 2014, Mr. Norwood served as CFO of Dupre’ Energy Services, LLC an oilfield service company offering multiple services lines.  From 2010 to 2012, Mr. Norwood was Vice President Finance for the Environmental Services Division of PSC, LLC a hazardous waste disposal company.  From 1992 to 2010, Mr. Norwood held several senior leadership positions including CFO of Smith Equipment Rental and Services, LLC., a regional oilfield service provider, Vice President and Treasurer of Key Energy Services, Inc., an oilfield multi-service provider, and Corporate Controller and Vice President Finance-Americas with Bredero Shaw, a global pipe coating provider.

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

The Company’s business could be negatively impacted by the recent Coronavirus (“COVID-19”) outbreak.  An outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This outbreak has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions have expanded significantly in the past several weeks and may continue to expand in scope, type and impact. These measures, while intended to protect human life, are expected to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Currently, the effectiveness of economic stabilization efforts being taken to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

A public health pandemic, including COVID-19, poses the risk that the Company or its affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent the Company from accessing the facilities of its customers to deliver products and provide services. In addition, the Company’s customers may choose to delay or abandon projects on which it provides products and/or services as a result of such actions.  Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions. While a substantial portion of the Company’s businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that the Company’s businesses will be classified as essential in each of the jurisdictions in which it operates.

This COVID-19 outbreak has impacted, and may continue to impact, the Company's office locations and manufacturing facilities, as well as those of its third party vendors, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. In addition, the Company has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, partners, and suppliers.

The Company may also experience impacts from market downturns and changes in demand for the Company's products and services related to pandemic fears and impacts on its workforce as a result of COVID-19. If the COVID-19 pandemic becomes more pronounced in the Company’s markets, or if another significant natural disaster or pandemic were to occur in the future, the Company’s operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts the Company’s results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the actions to contain its impact. However, it is likely that the impact of COVID-19 will adversely affect the Company's results of operations, financial conditions and cash flows in fiscal 2020.

Crude oil and natural gas prices are volatile, and the substantial and extended decline in oil and natural gas prices has had, and may continue to have, a material adverse effect on demand and pricing in the Company's business. Prices for crude oil and natural gas fluctuate widely. Among the factors that can or could cause these price fluctuations are:

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

In early fiscal 2020, pricing for oil and natural gas dropped substantially and may continue to be at depreciated levels through fiscal 2020, which could substantially reduce the demand for the Company’s oil and gas related products. In February 2020, the Kingdom of Saudi Arabia and the Russian Federation failed to reach an agreement on oil production limitations. The news of a failed agreement resulted in a steep decline in global oil prices. On April 12, 2020, the Kingdom of Saudi Arabia and the Russian Federation agreed on oil production cuts, which will begin on May 1, 2020. Additionally, the reduction in worldwide consumption as a result of the coronavirus pandemic has added further downward pressure to oil prices. In response to the decrease in oil prices, international oil companies have announced capital spending budget cuts that are reported to be approximately 30%. At this time the impact of the anticipated reduction in capital spending on the Company's results of operations is uncertain. Generally, when the prices for crude oil and natural gas are higher, demand for the Company’s products increases and the Company is able to negotiate higher prices. On the other hand, when the prices of crude oil and natural gas are lower, demand for the Company’s products decreases and the Company is forced to compete with lower prices and other concessions. Volatility in these commodity prices can also result in circumstances where demand for the Company’s products is suddenly high, but the Company is unable to negotiate higher prices, thereby adversely impacting the Company’s margins and capacity to accept new projects at higher margins. At current commodity prices it is expected that oil and gas customers may drastically cut capital spending and/or delay spending until projects are economically viable.

The Company's results in fiscal 2020 may not comply with all covenants in its Senior Credit Facility. In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased demand for oil and the associated collapse of oil prices, the Company undertook a reforecast to determine the potential financial impact of these events on the Company’s results of operations. The results of the reforecast indicated a risk that the Company could be out of compliance with a debt covenant related to the Senior Credit Facility (as defined below) in the second quarter of 2020. To address the possible covenant compliance issue the Company has made plans to reduce planned capital expenditures and non-essential operating expenses, and if necessary, to repatriate foreign cash to bring the covenant into compliance.

The Company may be unable to repay its debt or renew its expiring credit facilities. There is a substantial risk that the Company may not be able to remain in compliance with its credit agreement covenants due to, among other matters, the expected impact on the Company's results of operations and financial condition resulting from the COVID-19 pandemic and the current depressed market for oil and gas. If there were an event of default under the Company's current revolving credit facilities, including as set forth above, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

•	incurring additional debt;
•	entering into transactions with affiliates;
•	making investments or other restricted payments;
•	repurchasing of the Company's shares;
•	paying dividends, capital returns, intercompany obligations and other forms of repatriation; and
•	creating liens.

The Company’s credit arrangements used by its Middle Eastern subsidiaries are renewed on an annual basis. In addition to these credit arrangements, the Company also obtains project financing in the Middle East on a project-by-project basis. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the

Company is interested in pursuing.

Any replacement credit arrangements outside of the United States may further limit the Company’s ability to repatriate funds from abroad. Repatriation of funds from certain countries may become limited based upon regulatory restrictions or economically unfeasible because of the taxation of funds when moved to another subsidiary or to the parent company. In addition, any refinancing, replacement or additional financing the Company may obtain could contain similar or more restrictive covenants than those currently applicable to the Company. The Company’s ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond management’s control.

The Company incurred net losses for its three fiscal years prior to 2019 and it may be unable to maintain its 2019 levels of profitability or positive cash flows in the future. The Company experienced net losses for its three fiscal years prior to 2019. Generating net income and positive cash flows in the future will depend on the Company's ability to successfully complete and execute its strategic plan. There is no guarantee that the Company will be able to maintain its 2019 levels of profitability or positive cash flows in the future. The Company’s inability to successfully maintain profitability and positive cash flows may result in it experiencing a serious liquidity deficiency resulting in material adverse consequences that could threaten its viability.

Global economic weakness and volatility would likely adversely affect operating margins for the Company’s services and products. If the global economy experiences a severe and prolonged downturn, it would likely adversely impact the Company's business. Downturns in such general economic conditions can significantly affect the business of the Company's customers, which in turn affects demand, volume, pricing, and operating margins for the Company's services and products. A downturn in one or more of the Company's significant markets would likely have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. Because economic and market conditions vary within the Company's geographic regions, the Company's performance will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices, including rising steel prices and surcharges and lower oil and natural gas prices.

Fluctuations in the availability of, and price of steel, may affect the Company's results of operations. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations.

Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, as of the date of this filing, U.S. imports of certain steel products are subject to a 25% tariff (exceptions are Australia, Argentina, Brazil and South Korea imports), with retaliatory tariffs imposed by importing countries. These tariffs could lead to increased steel costs and decreased supply availability.

The Company regularly updates its quoting system for the movements in steel prices, and attempts to recover these price differentials through price increases in the Company's products; however, the Company is not always successful. Any increase in steel prices that is not offset by an increase in the Company's prices that is accepted by customers could have an adverse effect on the Company's business, results of operations, financial position and cash flows. In addition, if the Company is unable to acquire timely steel supplies, it may need to decline bid and order opportunities, which could also have an adverse effect on the Company's business, results of operations, financial position and cash flows.

Delays in the timing of orders for the Company’s products may negatively impact the Company’s operating results. Since the Company's revenues are based on discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of large variations in the level of overall market demand or delays in the timing of project execution phases.

Decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and availability of capital funds, may adversely impact demand for the Company’s products. Uncertainty about economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material adverse effect on the demand for the Company's products. Decreases in U.S. federal and state spending on projects using the Company's products can have negative impact on sales volume from the Company's domestic facilities. Governmental spending on large infrastructure projects in the Gulf Cooperation Council ("GCC") countries vary and spending has in the past been curtailed or delayed as a result of reduced public spending budgets in countries which are dependent on oil and gas revenues and their respective price levels.

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

Aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates could drive down the Company's profits and reduce the Company's revenue. The Company's business is highly competitive. Some of the Company's competitors are larger and have more resources than the Company. Additionally, many of the Company's products are also subject to competition from alternative technologies and alternative products. In periods of declining demand, the Company's fixed cost structure may limit its ability to cut costs, which may be a competitive disadvantage compared to companies with more flexible cost structures, or may result in reduced operating margins, operating losses and negative cash flows.

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

The Company may be subject to claims for damages for defective products. The Company warrants its products to be free of certain defects. The Company has, from time to time, had claims alleging defects in its products. The Company cannot be certain it will not experience material product liability losses in the future or that it will not incur significant costs to defend such claims. While the Company currently has product liability insurance, the Company cannot be certain that its product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to the Company on commercially reasonable terms. Any claims relating to defective products that result in liabilities exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations financial position and cash flows.

The Company may not be able to recover costs and damages from vendors that supply defective materials. The Company may receive defective materials from its vendors that are incorporated into the Company's products during the manufacturing process. The cost to repair, remake or replace defective products could be greater than the amount that can be recovered from the vendor. Such excess costs could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

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

The Company's results of operations could be adversely affected by changes in international regulations and other activities of U.S. and non-U.S. governmental agencies related to the Company’s international operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers decreased to 55.6% in 2019 from 61.0% in 2018. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Middle East, the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company may not be able to achieve the expected benefits from its growth initiatives. The Company's cyclical or general expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems, as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow its business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

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

The Company may be impacted by interpretations and changes in tax regulations and legislation which could adversely affect the Company's results of operations. Tax interpretations, regulations and legislation in the various jurisdictions in which the Company operates are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by the Company that may be challenged by the applicable taxation authorities upon audit.  Although the Company believes its assumptions, judgements and estimates are reasonable, changes in tax laws or the Company's interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements.

The Company may be required to reverse previously recorded revenue and profits as a result of inaccurate estimates made in connection with the Company’s percentage-of-completion revenue recognition. Certain domestic divisions have contracts that recognize revenues using periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known or can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

As of January 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company's revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. The accounting error related to this one project was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly reviews. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the current material weakness is not remediated, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s common stock. See further discussion of the material weakness, including the Company's planned remediation procedures, in Item 9A., Controls and Procedures.

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

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2. PROPERTIES

Location	Leased or Owned
Illinois	Leased production facilities and office space
Louisiana	Owned production facilities and leased land
Tennessee	Owned production facilities and office space
Texas	Leased office space
Canada	Owned production facilities with office space on owned land, leased land and leased office space
India	Leased production facilities, office space and land
Kingdom of Saudi Arabia	Owned production facilities on leased land
United Arab Emirates	Leased office space and production facilities on leased land
Egypt	Leased production facilities and office space

For further information, see Note 7 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS - As of January 31, 2020, the Company had no material pending litigation.

Item 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 1, 2020, there were approximately 59 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Management presently intends to retain all available funds for the development of the Company's business and for use as working capital. The Company's credit facilities also restrict dividend payments. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, credit agreement restrictions and other relevant factors. For further information, see "Financing" in Item 7 and Note 6 - Debt, in the Notes to Consolidated Financial Statements.

The Company has not made any sale of unregistered securities during the preceding three fiscal years.

The Company did not make any purchases of its common stock during fiscal 2019.

The Transfer Agent and Registrar for the Company's common stock is Broadridge Corporate Issuer Solutions, Inc., P.O. Box 1342 Brentwood, NY 11717, (877) 830-4936 or (720) 378-5591.

Item 6. SELECTED FINANCIAL DATA - Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

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

The Company is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. Since the Company's revenues are significantly dependent upon large discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of variations in the level of the Company's large discrete project orders or delays in the timing of the specific project phases.

COVID-19

In January 2020, an outbreak of novel coronavirus (also known as COVID-19) started in Wuhan, China. The virus was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the rapid spread of the virus, national and local governments have instituted varying levels of actions to contain the virus's spread.

As of this date, all of the Company’s plants are operating with the exception of the plant located in India.  On March 24, 2020 the India plant operations were suspended in compliance with a national 21-day shutdown which has now been extended through April 21, 2020. We do not expect a shut down over this period to significantly impact our planned production schedules.

To date our global supply chains have not been materially affected by the global pandemic. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations is uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased demand for oil and the associated collapse of oil prices, the Company undertook a reforecast to determine the potential financial impact of these events on the Company’s results of operations. The results of the reforecast indicated a risk that the Company could be out of compliance with a debt covenant related to the Senior Credit Facility in the second quarter of 2020. To address the possible covenant compliance issue the Company has made plans to reduce planned capital expenditures and non-essential operating expenses, and if necessary, to repatriate foreign cash to bring the covenant into compliance.

In addition, the Company has applied for funding under two Small Business Administration programs.  The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company has applied for funding in the amount of $3.2 million.  The Company has also applied for a Small Business Administration Economic Disaster Loan which could be up to $2 million based on need and repayment capacity.  There is no guarantee that the Company will be granted funds under either program.

The Company’s expected results of operations and financial condition in 2020 will likely be adversely affected by the COVID-19 pandemic and the current depressed market prices for oil and gas. See Item 1A. Risk Factors for additional information.

Results of Operations

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein.

Consolidated Results of Operations:

			% Favorable
($ in thousands)	2019	2018	(Unfavorable)
Net sales	$127,663	$128,965	(1.0%)

Gross profit	29,046	23,318	24.6%
Percentage of net sales	22.8%	18.1%

General and administrative expenses	17,875	15,357	(16.4%)
Percentage of net sales	14.0%	11.9%

Selling expense	5,231	5,239	0.2%
Percentage of net sales	4.1%	4.1%

Interest expense, net	905	1,122	19.3%

Income from operations before income taxes	5,035	1,600	214.7%

Income tax expense	1,459	2,150	32.1%

Net income/(loss)	3,576	(550)	750.2%

2019 Compared to 2018

Net sales:

Net sales were $127.7 million in 2019, a decrease of $1.3 million, or 1.0%, from $129.0 million in 2018. Increased revenue in the U.S., Middle East and the expansion into Egypt along with higher demand for leak detection products were offset by lower project revenue in the Canadian operation.

Gross profit:

Gross profit increased to $29.0 million, or 22.8% of net sales, in 2019, an increase of $5.7 million, or 24.6%, from $23.3 million, or 18.1% of net sales, in 2018. This increase was primarily driven by higher project margins in the Middle East.

General and administrative expenses:

General and administrative expenses were $17.9 million in 2019 compared to $15.4 million in 2018, an increase of $2.5 million, or 16.4%. This increase was primarily the result of the establishment of the Company's offices in Egypt, relocation of certain corporate personnel to the Company's offices in Spring, Texas and additional incentive compensation related to improved earnings

Selling expenses:

Selling expenses remained flat at $5.2 million in 2019 and 2018.

Interest expense:

Interest expense decreased to $0.9 million in 2019 from $1.1 million in 2018 due to lower net borrowings and decreased interest rates during 2019.

Income from operations before income taxes:

Income from operations before income taxes improved to $5.0 million in 2019 compared to a $1.6 million in 2018. The increase was primarily driven by project margin improvements in the Middle East, increased demand for leak detection products, expansion into Egypt and higher sales volume in the U.S.

Income taxes:

The Company's worldwide effective tax rates ("ETR") were 29.0% and 134.4% in 2019 and 2018, respectively. The change in the ETR from the prior year to the current year was largely due to the overall increase in worldwide pretax book income in low tax or non-taxable jurisdictions. Additional factors included the Company's valuation allowance against the domestic deferred tax asset and the change in the amounts of income in various jurisdictions between the years. The unusually large ETR incurred in 2018 was largely due to the overall low pretax income. Due to this, even relatively small changes to ordinary income have a large impact to the ETR.

As a result of the provisions from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company expects that future distributions from foreign subsidiaries will no longer be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of the India dividend distribution tax, Canadian withholding taxes, and Egyptian withholding taxes will be considered. As such, the Company has accrued a liability of $0.2 million in 2019 related to these taxes.

For further information, see Note 8 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income/(loss):

The resulting net income of $3.6 million in 2019 was a $4.2 million improvement over the net loss of $0.6 million in 2018. This increase was primarily the result of project margin improvements in the Middle East, increased demand for leak detection, expansion into Egypt and higher sales volume in the U.S.

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2020 and 2019 were $13.4 million and $10.2 million, respectively. On January 31, 2020, $0.4 million was held in the U.S. and $13.0 million was held by the Company's foreign subsidiaries. The Company's working capital was $31.4 million on January 31, 2020 compared to $25.9 million on January 31, 2019. Of the working capital components, cash increased $3.2 million primarily as a result of increased accounts receivable collections. Cash provided by operations was $4.1 million in 2019 compared to $5.0 million in 2018. This decrease of $0.9 million was due primarily to the Company purchasing inventory for projects, offset by collections of accounts receivable and an increase in net income during the period.

Net cash used in investing activities during 2019 and 2018 was $1.9 million and $1.4 million, respectively. This increase was due to an increase in investments in fixed assets needed for the operation of the business, primarily related to the opening of the Company's facility in Egypt.

Net cash used in financing activities in 2019 was $0.3 million as compared to cash provided by financing activities in 2018 of $1.1 million. The primary reason for this change was that during 2018 the Company's borrowings exceeded its repayments under its revolving credit facility by approximately $2.0 million, whereas during 2019, borrowings exceeded repayments by approximately $0.3 million. Debt totaled $16.9 million as of January 31, 2020. Since the Company generated cash from operations, the Company required less cash to be provided by financing activities. For additional information, see Note 6 - Debt, in the Notes to Consolidated Financial Statements.

There was no restricted cash held in the U.S. on January 31, 2020. Restricted cash held in the U.S. on January 31, 2019 was $1.5 million, all of which was a cash collateral held by PNC Bank in relation to the Company's credit agreement. Restricted cash held by foreign subsidiaries was $1.3 million and $1.1 million as of January 31, 2020 and 2019, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2020.

($ in thousands)	Year Ending January 31,
Contractual obligations	Total	2021	2022	2023	2024	2025	Thereafter
Revolving line - North America (1)	$8,577	$8,577	$-	$-	$-	$-	$-
Mortgages (2)	10,620	733	718	703	688	674	7,104
Revolving line - foreign (3)	732	732	-	-	-	-	-
Subtotal	19,929	10,042	718	703	688	674	7,104
Finance lease obligations	1,232	487	331	269	145	-	-
Operating lease obligations (4)	17,496	2,312	2,315	2,180	2,012	1,319	7,358
Employment agreements (5)	2,296	-	-	-	-	-	2,296
Uncertain tax position obligations (6)	452	-	-	-	-	-	452
Total	$41,405	$12,841	$3,364	$3,152	$2,845	$1,993	$17,210

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2020, and the weighted average interest rate of 6.04% on that debt, such interest was being incurred at an annual rate of approximately $0.5 million.

(2)	Scheduled maturities, including interest.
(3)	Scheduled maturities of foreign revolver line, including interest.
(4)	Minimum contractual amounts, assuming no changes in variable expenses.
(5)	Refer to the Exhibit Index for a description of compensation and separation plans.
(6)	Refer to Note 8 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

Financing

Revolving line - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a new three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Senior Credit Facility replaced the Company’s then existing $15 million Credit and Security Agreement, dated September 24, 2014, among various subsidiaries of the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., as amended (the “Prior Credit Agreement”).

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve EBITDA of at least $2,462,000 for the period from August 1, 2018 through January 31, 2019; (ii) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (iii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for the nine-month period ending October 31, 2018 and for the quarter ending January 31, 2019 and each quarter end thereafter on a trailing four-quarter basis. The Company was in compliance with these covenants as of January 31, 2020.

As of January 31, 2020, the Company had borrowed an aggregate of $8.6 million at a weighted average interest rate of 6.04%, and had $3.4 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. In November 2019, the Company's Egyptian subsidiary entered into credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately USD $12.6 million at January 31, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable). Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the ability to undertake any additional debt. On January 31, 2020, the Company was in compliance with the covenants under these credit arrangements. On January 31, 2020, interest rates were based on the EIBOR plus 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the CBE corridor rate plus 1.5% per annum for the Egypt credit arrangement. On January 31, 2020, the Company's interest rates ranged from 5.4% to 16.3%, with a weighted average rate of 5.9%, and the Company could borrow $21.6 million under these credit arrangements. On January 31, 2020, $4.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On January 31, 2020, the Company had borrowed $0.7 million, and had an additional $16.8 million available. The foreign revolving lines balances as of January 31, 2020 and 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets. The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.8 million, with a remaining balance due in the amount of $4.1 million. Included in this balance is an amount of $3.6 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.1 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, and has collected $0.5 million during fiscal year 2019, and has certified invoices of $0.5 million in the process of collection subsequent to January 31, 2020. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2020. However, if the Company’s efforts to collect on this account are not successful in fiscal 2020, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

Critical accounting estimates and policies

The Company's significant accounting policies are discussed in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The application of certain of these policies requires significant judgments or a historical based estimation process that can affect the results of operations and financial position of the Company, as well as the related footnote disclosures. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts ultimately differ from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known.

Revenue recognition. During 2019 and 2018, and in accordance with Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 5 - Revenue Recognition for more detail.

•	Percentage of completion revenue recognition. Certain domestic divisions have contracts that recognize revenues using periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

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

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2020 and 2019 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of January 31, 2020. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has identified a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company’s revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. This accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews.

As described below, the Company will adopt and implement policies and procedures to ensure that personnel will not deviate from the Company's standard accounting policies and monthly reviews will result in appropriate revenue recognition. Notwithstanding the material weakness described above, the Company's management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of January 31, 2020. The framework on which such evaluation was based is contained in the report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company's auditors identified an accounting error during the audit of the Company's financial statements for the fiscal year ended January 31, 2020 related to the Company's revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. The accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting. To address the material weakness regarding the improper recognition of revenue for open projects, the Company will do the following:

•	Reinforce the importance of adherence to Company policies regarding entering into and subsequently modifying contracts with customers, and confirm in monthly meetings with managers that no contracts have been entered into that deviate from Company’s accounting policies;
•	Create additional reports to identify potential system errors and exceptions related to project revenues and costs where higher risk may exist for inappropriate revenue recognition;
•	Review listing of material request invoices each month to identify if any significant items are included and review with additional scrutiny for appropriate revenue recognition;
•	Ensure adherence to guidelines for preparation of the Company's monthly revenue and contribution margin presentation to include all components of a project in one line to provide full visibility of total job performance; and
•	Implement a monthly meeting prior to the gross profit meeting between accounting personnel to discuss and analyze the asset and liability work-in-process accounts to identify any specific projects that require further investigation.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to revenue recognition under percentage of completion accounting and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Item 9B.	OTHER INFORMATION - None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2020 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2020 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2020.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	131,750	$8.98	191,904

(1) The amounts shown in columns (a) and (b) of the above table do not include 358,146 outstanding restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended June 14, 2013 ("2013 Omnibus Plan") or the 2017 Omnibus Stock Incentive Plan as amended June 13, 2017 ("2017 Plan").

(2) Future grants will only be made out of the 2017 Plan until June 12, 2020.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2020 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2020 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2020 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2019 due to the adoption of the Accounting Standards Codification Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois

April 21, 2020

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
(In thousands, except per share data)	2020	2019

Net sales	$127,663	$128,965
Cost of sales	98,617	105,647
Gross profit	29,046	23,318

Operating expenses:
General and administrative expense	17,875	15,357
Selling expense	5,231	5,239
Total operating expenses	23,106	20,596

Income from operations	5,940	2,722

Interest expense, net	905	1,122
Income from operations before income taxes	5,035	1,600

Income tax expense	1,459	2,150

Net income/(loss)	$3,576	$(550)

Weighted average common shares outstanding
Basic	7,989	7,812
Diluted	8,284	7,812

Income/(loss) per share
Basic	$0.45	$(0.07)
Diluted	$0.43	$(0.07)

See accompanying Notes to Consolidated Financial Statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year ended January 31,
(In thousands)	2020	2019

Net income/(loss)	$3,576	$(550)

Other comprehensive loss
Currency translation adjustments, net of tax	(441)	(1,073)
Minimum pension liability adjustment, net of tax	(439)	(341)
Other comprehensive loss	(880)	(1,414)

Comprehensive income/(loss)	$2,696	$(1,964)

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	January 31,
(In thousands, except per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$13,371	$10,156
Restricted cash	1,287	2,581
Trade accounts receivable, less allowance for doubtful accounts of $407 on January 31, 2020 and $536 on January 31, 2019	29,402	32,508
Inventories	14,498	12,289
Prepaid expenses and other current assets	3,531	3,773
Costs and estimated earnings in excess of billings on uncompleted contracts	2,166	1,653
Total current assets	64,255	62,960
Property, plant and equipment, net of accumulated depreciation	28,629	30,398
Other assets
Operating lease right-of-use asset	11,475	—
Deferred tax assets	293	458
Goodwill	2,254	2,269
Other assets	5,319	6,120
Total other assets	19,341	8,847
Total assets	$112,225	$102,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$9,577	$12,006
Commissions and management incentives payable	1,759	1,866
Accrued compensation and payroll taxes	1,190	1,544
Revolving line - North America	8,577	8,890
Current maturities of long-term debt	1,458	640
Customers' deposits	2,202	3,708
Outside commission liability	1,755	1,743
Operating lease liabilities short-term	1,040	—
Other accrued liabilities	3,444	3,856
Billings in excess of costs and estimated earnings on uncompleted contracts	1,173	1,569
Income tax payable	664	1,266
Total current liabilities	32,839	37,088
Long-term liabilities
Long-term debt, less current maturities	6,717	6,751
Deferred compensation liabilities	4,199	3,883
Deferred tax liabilities	1,052	1,435
Operating lease liabilities long-term	11,214	—
Other long-term liabilities	575	1,347
Total long-term liabilities	23,757	13,416
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,048 issued and outstanding January 31, 2020 and 7,854 issued and outstanding January 31, 2019	80	79
Additional paid-in capital	60,024	58,793
Accumulated deficit	(715)	(4,291)
Accumulated other comprehensive loss	(3,760)	(2,880)
Total stockholders' equity	55,629	51,701
Total liabilities and stockholders' equity	$112,225	$102,205

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated	Total
	Common	Additional	Treasury	Accumulated	Other Comp.	Stockholders'
(In thousands, except share data)	Stock	Paid-in Capital	Stock	Deficit	Loss	Equity
Total stockholders' equity on January 31, 2018	$77	$56,304	$-	$(3,103)	$(1,466)	$51,812

Beginning retained earnings revision				(638)		(638)
Revised stockholders' equity on January 31, 2018	$77	$56,304	$-	$(3,741)	$(1,466)	$51,174

Net loss				(550)		(550)
Common stock issued under stock plans, net of shares used for tax withholding	2	1,324				1,326
Stock-based compensation expense		1,165				1,165
Pension liability adjustment					(341)	(341)
Foreign currency translation adjustment					(1,170)	(1,170)
Tax expense on above items					97	97
Total stockholders' equity on January 31, 2019	$79	$58,793	$-	$(4,291)	$(2,880)	$51,701

Net income				3,576		3,576
Common stock issued under stock plans, net of shares used for tax withholding	1	220				221
Stock-based compensation expense		1,011				1,011
Pension liability adjustment					(439)	(439)
Foreign currency translation adjustment					(441)	(441)
Tax expense on above items					-	-
Total stockholders' equity on January 31, 2020	$80	$60,024	$-	$(715)	$(3,760)	$55,629

Common stock shares	2019	2018
Balance beginning of year	7,854,322	7,716,542
Shares issued	193,684	137,780
Balance end of year	8,048,006	7,854,322

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
(In thousands)	2020	2019
Operating activities
Net income/(loss)	$3,576	$(550)
Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities
Depreciation and amortization	4,437	4,575
Deferred tax (benefit)/expense	(213)	215
Stock-based compensation expense	1,011	1,165
Provision on uncollectible accounts	101	71
Loss on disposal of fixed assets	318	46
Changes in operating assets and liabilities
Accounts payable	(2,609)	(3,576)
Accrued compensation and payroll taxes	(576)	1,226
Inventories	(2,225)	4,360
Customers' deposits	(1,507)	(1,517)
Income taxes receivable and payable	(668)	35
Prepaid expenses and other current assets	1,749	(700)
Accounts receivable	1,749	(354)
Costs and estimated earnings in excess of billings on uncompleted contracts	(910)	(547)
Other assets and liabilities	(143)	529
Net cash provided by operating activities	4,090	4,978
Investing activities
Capital expenditures	(1,902)	(1,361)
Net cash used in investing activities	(1,902)	(1,361)
Financing activities
Proceeds from revolving lines	73,225	64,736
Payments of debt on revolving lines	(72,973)	(62,759)
Debt issuance costs	-	(946)
Payments of other debt	(358)	(350)
Increase (decrease) in drafts payable	(129)	192
Payments on finance lease obligations	(287)	(250)
Stock options exercised and taxes paid related to restricted shares vested	221	511
Net cash (used in)/provided by financing activities	(301)	1,134
Effect of exchange rate changes on cash, cash equivalents and restricted cash	34	(335)
Net increase in cash, cash equivalents and restricted cash	1,921	4,416
Cash, cash equivalents and restricted cash - beginning of period	12,737	8,321
Cash, cash equivalents and restricted cash - end of period	$14,658	$12,737
Supplemental cash flow information
Interest paid	$902	$1,298
Income taxes paid	2,107	1,731
Fixed assets acquired under finance leases - non-cash	848	-

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED January 31, 2020 and 2019

(Tabular dollars in thousands, except per share data)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2019 and 2018 are the fiscal years ended January 31, 2020 and 2019, respectively.

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

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers were 55.4% in 2019 compared to 61.0% in 2018. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2019	2018
Net sales
United States	$56,702	$50,319
Canada	22,203	34,789
Middle East	26,505	35,117
Europe	17,462	1,029
India	4,180	3,755
Other	611	3,956
Total net sales	$127,663	$128,965

Property, plant and equipment, net of accumulated depreciation
United States	$9,063	$10,279
Canada	11,554	11,862
Middle East	7,815	8,103
India	197	154
Total	$28,629	$30,398

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

Revenue recognition. During 2019 and 2018 and in accordance with Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 5 - Revenue Recognition for more detail.

•	Percentage of completion revenue recognition. Certain domestic divisions have contracts that recognize revenues using periodic recognition of income. For these contracts, the Company uses the "percentage of completion" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The choice of accounting method is made at the time the contract is received based on the expected length and complexity of the project. The percentage of completion is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable and the amount can be reliably estimated.

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

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average weighted exchange rates prevailing during the year. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss). The aggregated foreign exchange transaction gain recognized in the income statement was $0.4 million in 2019 as compared to a loss of $0.1 million recognized in 2018.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $13.4 million and $10.2 million as of January 31, 2020 and 2019, respectively. On January 31, 2020, $0.3 million was held in the U.S. and $13.1 million was held by foreign subsidiaries. On January 31, 2019, $0.1 million was held in the U.S. and $10.1 million was held by foreign subsidiaries.

Accounts payable included drafts payable of $0.1 million and less than $0.2 million on January 31, 2020 and 2019, respectively.

Restricted cash. There was no restricted cash held in the U.S. on January 31, 2020. Restricted cash held in the U.S. on January 31, 2019 was $1.5 million, all of which was a cash collateral held by PNC Bank in relation to the Company's credit agreement. Restricted cash held by foreign subsidiaries was $1.3 million and $1.1 million as of January 31, 2020 and 2019, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	2019	2018
Cash and cash equivalents	$13,371	$10,156
Restricted cash	1,287	2,581
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,658	$12,737

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

One of the Company’s accounts receivable in the total amount of $4.7 million as of January 31, 2019 (inclusive of a retention receivable amount of $3.6 million, of which $2.1 million and $3.5 million were included in the balance of other long-term assets in our consolidated balance sheets as of January 31, 2020 and January 31, 2019, due to the long-term nature of the receivables) has been outstanding for several years. The Company completed all of its deliverables in 2015, and has been engaged in ongoing active efforts to collect this outstanding amount. During 2019, the Company received payments of approximately $0.5 million, which reduced the balance of this receivable to $4.1 million as of January 31, 2020. Subsequent to January 31, 2020, the Company has certified invoices of $0.5 million in the process of collection. As a result, the Company did not reserve any allowance against this receivable as of January 31, 2020. The Company continues to engage with the customer to ensure full payment of open balances, and has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. However, if the Company’s efforts to collect on this account are not successful in 2020, then the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the year ended January 31, 2020, one customer accounted for 11.5% of the Company's consolidated net sales and for the year ended January 31, 2019, no one customer accounted for more than 10% of the Company's consolidated net sales.

As of January 31, 2020 and 2019, one customer accounted for 13.3% and three customers accounted for 42.0% of accounts receivable, respectively.

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

(In thousands)	2019	2018
Equity adjustment foreign currency, gross	$(1,879)	$(1,438)
Minimum pension liability, gross	(2,087)	(1,648)
Subtotal excluding tax effect	(3,966)	(3,086)
Tax effect of equity adjustment foreign currency	91	91
Tax effect of minimum pension liability	115	115
Total accumulated other comprehensive loss	$(3,760)	$(2,880)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

(In thousands)	2019	2018
Raw materials	$13,859	$11,962
Work in process	592	488
Finished goods	798	731
Subtotal	15,249	13,181
Less allowance	751	892
Inventories	$14,498	$12,289

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation. Depreciation expense was approximately $4.4 million in 2019 and $4.5 million in 2018.

(In thousands)	2019	2018
Land, buildings and improvements	$22,328	$22,327
Machinery and equipment	47,409	47,168
Furniture, office equipment and computer systems	4,317	4,335
Transportation equipment	3,762	3,311
Subtotal	77,816	77,141
Less accumulated depreciation	49,187	46,743
Property, plant and equipment, net of accumulated depreciation	$28,629	$30,398

Impairment of long-lived assets. The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. A factor considered important that could trigger an impairment review includes a year-to-date loss from operations. The Company reported income from operations in 2019 and 2018. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. Based on the Company's review of the projected cash flows over the remaining useful lives of the assets, management determined that there was no impairment of long-lived assets as of January 31, 2019. Since there was no triggering event in 2019, management determined that there was no impairment of long-lived assets as of January 31, 2020.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2020 and 2019, is attributable to the purchase of Perma-Pipe Canada, Ltd. ("PPC").

		Foreign exchange
(In thousands)	January 31, 2019	change effect	January 31, 2020
Goodwill	$2,269	$(15)	$2,254

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. There was no impairment to goodwill during 2019 or 2018.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.7 million and $2.6 million as of January 31, 2020 and 2019, respectively. Accumulated amortization was approximately $2.5 million as of January 31, 2020 and 2019. Future amortization over the next five years ending January 31 will be less than $0.1 million in the years 2020 to 2024 and less than $0.1 million thereafter. Amortization expense is expected to be recognized over the weighted-average period of 4.3 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.3 million and $0.2 million in 2019 and 2018, respectively.

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

Net income/(loss) per common share. Earnings per share ("EPS") is computed by dividing net income/(loss) by the weighted average number of common shares outstanding (basic). The Company reported net income 2019 and a net loss in 2018. Therefore, the Company adjusted for dilutive shares in 2019, while in 2018 the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding (in thousands)	2019	2018
Basic weighted average number of common shares outstanding	7,989	7,812
Dilutive effect of stock options and restricted stock units	295	—
Weighted average number of common shares outstanding assuming full dilution	8,284	7,812

Restricted Stock and Stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	61	82
Canceled options during the year	(33)	(63)
Restricted Stock and Stock options with an exercise price below the average stock price	295	136

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

Recent accounting pronouncements. In February 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The adoption of this ASU using the alternative transition approach resulted in the recognition of operating lease right-of-use ("ROU") assets, net of deferred rent of $10.7 million and lease liability for operating leases of $11.0 million as of February 1, 2019. The Company accounts for existing finance lease assets and liabilities in the same way under the new standard.  Adoption of this ASU did not have an effect on retained earnings. The Company availed itself of the practical expedients provided under this ASU and its subsequent amendments regarding identification of leases, lease classification, indirect costs and the combination of lease and non-lease components. The Company continues to account for leases in the prior period financials statements under ASC Topic 840.

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

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements.

Note 3 - Correction of immaterial errors

In the fourth quarter of 2019, management discovered prior period errors that accumulated over several years relating to accounting for leases with escalation clauses. The cumulative adjustment for the errors covering the period from February 1, 2018 to January 31, 2020 was approximately $0.6 million. The adjustment applicable to the beginning retained earnings as February 1, 2018 was approximately $0.6 million and the adjustment to the consolidated statement of operations for the year ended January 31, 2019 was less than $0.1 million.

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

A reconciliation of the effects of the adjustments to the previously reported balance sheet at January 31, 2019 follows:

(In thousands)	As Reported	Adjustment	Revised
Other long-term liabilities	$688	$659	$1,347
Total long-term liabilities	12,757	659	13,416
Accumulated deficit	(3,632)	(659)	(4,291)
Total stockholders' equity	52,360	(659)	51,701

A reconciliation of the effects of the adjustments to the previously reported statement of operations for the year ended January 31, 2019 follows:

(In thousands)	As Reported	Adjustment	Revised
Cost of Sales	$105,626	$21	$105,647
Gross profit	23,339	(21)	23,318
Income from operations	2,743	(21)	2,722
Income from operations before income taxes	1,621	(21)	1,600
Net loss	(529)	(21)	(550)

A reconciliation of the effects of the adjustments to the previously reported statement of comprehensive loss for the year ended January 31, 2019 follows:

(In thousands)	As Reported	Adjustment	Revised
Net loss	$(529)	$(21)	$(550)
Comprehensive loss	(1,943)	(21)	(1,964)

A reconciliation of the effects of the adjustments to the previously reported statement of cash flows for the year ended January 31, 2019 follows:

(In thousands)	As Reported	Adjustment	Revised
Net loss	$(529)	$(21)	$(550)
Other assets and liabilities	508	21	529

A reconciliation of the effects of the adjustments to the previously reported statement of stockholders' equity for the year ended January 31, 2019 follows:

(In thousands)	As Reported	Adjustment	Revised
Net loss	$(529)	$(21)	$(550)
Accumulated deficit	(3,632)	(659)	(4,291)
Stockholders' equity	52,360	(659)	51,701

A reconciliation of the effects of the adjustments to the previously reported statement of stockholders' equity for the year ended January 31, 2018 follows:

(In thousands)	As Reported	Adjustment	Revised
Accumulated deficit	$(3,103)	$(638)	$(3,741)
Stockholders' equity	51,812	(638)	$51,174

Note 4 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contractual agreement. Retention receivables of $4.0 million and $1.7 million were included in the balance of trade accounts receivable as of January 31, 2020 and 2019, respectively. A retention receivable of $2.3 million and $4.3 million was included in the balance of other long-term assets as of January 31, 2020 and 2019 due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

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

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for 2019 and 2018 are as follows:

	2019		2018
	Sales	% to Total	Sales	% to Total
Products	$15,991	12%	$13,576	11%

Specialty Piping Systems and Coating
Revenue recognized under input method	48,415	38%	40,525	31%
Revenue recognized under output method	63,257	50%	74,864	58%
Total	$127,663	100%	$128,965	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of January 31, 2020 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of January 31, 2020 within one year.

Contract Assets
Balance January 31, 2018	$1,502
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(6,458)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	6,609
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(6,697)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	7,210
Closing Balance at January 31, 2020	$2,166

Contract Liabilities
Balance January 31, 2018	$1,967
Revenue recognized during the period for uncompleted contracts from the prior period	(3,222)
New contracts entered into that are uncompleted at the end of the current period	2,824
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(3,276)
New contracts entered into that are uncompleted at the end of the current period	2,880
Closing Balance at January 31, 2020	$1,173

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	2019	2018
Costs incurred on uncompleted contracts	$15,553	$12,348
Estimated earnings	8,641	7,430
Earned revenue	24,194	19,778
Less billings to date	23,201	19,694
Costs in excess of billings, net	$993	$84
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,166	$1,653
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,173)	(1,569)
Costs in excess of billings, net	$993	$84

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

Note 6 - Debt

(In thousands)	2019	2018
Revolving line - North America	$8,577	$8,890
Mortgage notes	6,568	6,961
Revolving lines - foreign	691	84
Finance lease obligations	1,094	536
Total debt	16,930	16,471
Unamortized debt issuance costs	(169)	(181)
Less current maturities	10,044	9,539
Total long-term debt	$6,717	$6,751

Current portion of long-term debt	$10,044	$9,539
Unamortized debt issuance costs	(9)	(9)
Total short-term debt	$10,035	$9,530

The following table summarizes the Company's scheduled maturities on January 31:

(In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Revolving line - North America	$8,577	$8,577	$—	$—	$—	$—	$—
Mortgages	6,568	360	364	370	376	383	4,715
Revolving lines - foreign	691	691	—	—	—	—	—
Finance lease obligations	1,094	416	290	247	141	—	—
Total	$16,930	$10,044	$654	$617	$517	$383	$4,715

Revolving line - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a new three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Senior Credit Facility replaced the Company’s then existing $15 million Credit and Security Agreement, dated September 24, 2014, among various subsidiaries of the Company and Bank of Montreal, as successor by assignment to BMO Harris Bank N.A., as amended (the “Prior Credit Agreement”).

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve EBITDA of at least $2,462,000 for the period from August 1, 2018 through January 31, 2019; (ii) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 for the nine-month period ending April 30, 2019 and for the quarter ending July 31, 2019 and each quarter end thereafter on a trailing four-quarter basis; and (iii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 for the nine-month period ending October 31, 2018 and for the quarter ending January 31, 2019 and each quarter end thereafter on a trailing four-quarter basis. The Company was in compliance with these covenants as of January 31, 2020.

As of January 31, 2020, the Company had borrowed an aggregate of $8.6 million at a weighted average interest rate of 6.04%, and had $3.4 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. In November 2019, the Company's Egyptian subsidiary entered into credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately USD $12.6 million at January 31, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable). Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the ability to undertake any additional debt. On January 31, 2020, the Company was in compliance with the covenants under these credit arrangements. On January 31, 2020, interest rates were based on the EIBOR plus 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the CBE corridor rate plus 1.5% per annum for the Egypt credit arrangement. On January 31, 2020, the Company's interest rates ranged from 5.4% to 16.3%, with a weighted average rate of 5.9%, and the Company could borrow $21.6 million under these credit arrangements. On January 31, 2020, $4.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On January 31, 2020, the Company had borrowed $0.7 million, and had an additional $16.8 million available. The foreign revolving lines balances as of January 31, 2020 and 2019, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

The Company had a revolving line for 8.0 million Dirhams (approximately USD $2.2 million at January 31, 2020) from a bank in the U.A.E. The loan had an interest rate of approximately 5.4% and expired on March 31, 2019. The loan was renewed until November 2020 under the same terms.

The Company has a revolving line for 25.0 million Dirhams (approximately USD $6.8 million at January 31, 2020) from a bank in the U.A.E. The loan had an interest rate of approximately 5.9% and expired in July 2019. The loan was renewed until July 2020 under the same terms.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis.

The Company has a revolving line for 200.0 million Egyptian Pounds (approximately USD $12.6 million at January 31, 2020) from a bank in Egypt. The loan has an interest rate of approximately 16.3% and expires in June 2020.

The Company guarantees the subsidiaries' debt including all foreign debt.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately USD $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 6.05%, with monthly payments of CAD 37 thousand (approximately USD $28 thousand) for interest; and monthly payments of CAD 27 thousand (approximately USD $21 thousand) for principal. Principal payments began January 2018.

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

Note 7 - Leases

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

At January 31, 2020, the Company had operating lease liabilities of $12.3 million and operating ROU assets of $11.5 million, which are reflected in the consolidated balance sheet. At January 31, 2020, the Company also had finance lease liabilities of $1.1 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $1.2 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases follows:

Operating and Finance leases:	January 31, 2020
Finance leases assets:
Property and Equipment - gross	$1,696
Accumulated depreciation and amortization	(551)
Property and Equipment - net	$1,145

Finance lease liabilities:
Finance lease liability short-term	$417
Finance lease liability long-term	677
Total finance lease liabilities	$1,094

Operating lease assets:
Operating lease ROU assets	$11,475

Operating lease liabilities:
Operating lease liability short-term	$1,040
Operating lease liability long-term	11,214
Total operating lease liabilities	$12,254

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Year Ended January 31, 2020
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$208
Interest on lease liabilities	Interest expense	58
Operating lease costs	Cost of sales, SG&A expenses	2,326
Short-term lease costs (1)	Cost of sales, SG&A expenses	425
Sub-lease income	SG&A expenses	(81)
Total Lease costs		$2,936

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$287
Operating cash flows from finance leases	58
Operating cash flows from operating leases	2,287

Three Months Ended January 31, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	94

Weighted-average lease terms discount rates are as follows:

January 31, 2020
Weighted-average remaining lease terms (in years):
Finance leases	3.0
Operating leases	8.5

Weighted-average discount rates:
Finance leases	7.0%
Operating leases	8.2%

On January 31, 2020, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

Year:	Operating Leases	Finance Leases
For the year ended January 31, 2021	$2,312	$487
For the year ended January 31, 2022	2,315	331
For the year ended January 31, 2023	2,180	269
For the year ended January 31, 2024	2,012	145
For the year ended January 31, 2025	1,319	-
Thereafter	7,358	-
Total lease payments	17,496	1,232
Less: amount representing interest	(5,242)	(138)
Total lease liabilities at January 31, 2020	$12,254	$1,094

On January 31, 2019, under previous lease accounting guidance, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

Year:	Operating Leases	Capital Leases
For the year ended January 31, 2020	$2,516	$241
For the year ended January 31, 2021	2,193	240
For the year ended January 31, 2022	2,149	82
For the year ended January 31, 2023	2,110	21
For the year ended January 31, 2024	1,979	-
Thereafter	8,997	-
Subtotal	19,944	584
Less Amount representing interest	-	(48)
Future minimum lease payments	$19,944	$536

Rental expense for operating leases was $2.8 million and $2.6 million in 2019 and 2018, respectively.

The Company has several significant operating lease agreements as follows:

•	Office space of approximately 31,650 square feet in Niles, IL is leased until October 2023.
•	Five acres of land in Louisiana is leased through March 2022.
•	Twenty acres of land in Canada leased through December 2022.
•	Nine acres of land in the Kingdom of Saudi Arabia is leased through April 2030.
•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June 2030.
•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July 2032.
•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December 2032.

Note 8 - Income taxes

Income from continuing operations before income taxes (in thousands)	2019	2018
Domestic	$400	$(2,331)
Foreign	4,635	3,931
Total	$5,035	$1,600

Components of income tax expense (in thousands)	2019	2018
Current
Federal	$34	$48
Foreign	1,455	1,695
State and other	181	196
Total current income tax expense	1,670	1,939
Deferred
Federal	—	—
Foreign	(211)	211
State and other	—	—
Total deferred income tax expense/(benefit)	(211)	211
Total income tax expense	$1,459	$2,150

Repatriation of foreign earnings

As a result of the provisions from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company expects that future distributions from foreign subsidiaries will no longer be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt, are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of the India dividend distribution tax, Canadian withholding taxes and Egyptian withholding taxes will be considered. As such, the Company has accrued a liability of $0.2 million in 2019 related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern subsidiaries. The Middle Eastern subsidiaries have unremitted earnings of $26.8 million as of January 31, 2020, $25 million of which has been subject to the transition tax in the U.S. Unremitted earnings of $16.1 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, $10.7 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $2.1 million, and the $4.6 million of earnings permanently reinvested in India would be subject to dividend distribution tax of $0.9 million. The Company has not recorded a deferred tax liability related to any financial reporting basis over tax basis related to the investment in these foreign subsidiaries as it is not practical to estimate.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% was as follows:

(In thousands)	2019	2018
Tax expense at federal statutory rate	$1,057	$340
State expense, net of federal income tax effect	147	145
Deferred balance adjustment	(212)	—
Domestic valuation allowance	(337)	(2,612)
Domestic return to provision	(172)	2,617
Global Intangible Low Tax Income Inclusion	703	438
Permanent differences other	(5)	126
Valuation allowance for state NOLs	(2)	76
Differences in foreign tax rate	(79)	334
Foreign rate change	(63)	—
Deferred tax on unremitted earnings	183	413
Foreign withholding taxes	274	252
All other, net expense	(35)	21
Total income tax expense	$1,459	$2,150

The Company's worldwide effective tax rates ("ETR") were 29.0% and 134.4% in 2019 and 2018, respectively. The change in the ETR from the prior year to the current year was largely due to the overall increase in worldwide pre-tax book income in low tax and non-taxable jurisdictions. Additional factors included the Company's valuation allowance against its domestic deferred tax asset and the Company's change in the amounts of income in various jurisdictions between the years. The unusually large ETR incurred in 2018 was primarily due to the overall low pre-tax book income. Due to this, even relatively small changes to ordinary income have a large impact to the ETR. The $2.6 million benefit related to the 2018 domestic return to provision was a result of finalizing the accounting for the tax effect of the Tax Act related to the one-time repatriation of foreign earnings, which was offset by a valuation allowance.

Components of deferred income tax assets (in thousands)	2019	2018
U.S. Federal NOL carryforward	$7,209	$7,480
Deferred compensation	401	382
Research tax credit	2,686	2,703
Foreign NOL carryforward	223	390
Foreign tax credit	2,580	2,305
Stock compensation	429	459
Other accruals not yet deducted	328	349
State NOL carryforward	2,567	2,552
Accrued commissions and incentives	354	643
Inventory valuation allowance	75	112
Other	132	159
Deferred tax assets, gross	16,984	17,534
Valuation allowance	(15,937)	(16,199)
Total deferred tax assets, net of valuation allowances	$1,047	$1,335

Components of the deferred income tax liability
Depreciation	$(1,275)	$(1,734)
Foreign subsidiaries unremitted earnings	(470)	(498)
Prepaid	(61)	(80)
Total deferred tax liabilities	$(1,806)	$(2,312)

Deferred tax liability, net	$(759)	$(977)

Balance sheet classification
Long-term assets	$293	$458
Long-term liability	(1,052)	(1,435)
Total deferred tax liabilities, net of valuation allowances	$(759)	$(977)

The Company has a gross U.S. Federal operating loss carryforward of $33.8 million that will begin to expire in the year ending January 31, 2031.

The deferred tax asset ("DTA") for state net operating loss ("NOL") carryforwards of $2.6 million relates to amounts that expire at various times from 2022 to 2031.

The Company has a DTA foreign NOL carryforward of $0.2 million for its subsidiary in Saudi Arabia that can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the foreign tax jurisdictions.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the domestic cumulative loss incurred leading up to the period ended January 31, 2013. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2013, a full valuation allowance was recorded against the domestic deferred tax assets as the Company has determined that they are not more likely than not to be realized based upon the available evidence. As of January 31, 2020, the Company has not released the valuation allowance as the objective negative evidence in the form of cumulative losses continues to exist. The amount of the domestic deferred tax assets considered realizable, however, could be increased if objective negative evidence in the form of cumulative losses is no longer present.

The Company has a deferred tax asset of $2.6 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire in January 31, 2026.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

(In thousands)	2019	2018
Balance at beginning of the year	$1,447	$1,301
Increases in positions taken in a prior period	(26)	9
Increases in positions taken in a current period	132	147
Decreases due to lapse of statute of limitations	(8)	(10)
Balance at end of the year	$1,545	$1,447

Included in the total UTP liability were estimated accrued interest and penalty of less than $0.1 million in both January 31, 2020 and January 31, 2019. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2020, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2020 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $0.4 million of the amount accrued on January 31, 2020 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2017, 2018 and 2019 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future year audits.

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

Asset allocation

The pension plan holds no securities of Perma-Pipe International Holdings, Inc.; 100% of the assets are held for benefits under the plan. The fair value of the major categories of the pension plan's investments are presented below. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

(In thousands)	2019	2018
Level 1 market value of plan assets
Equity securities	$3,139	$2,991
U.S. bond market	2,134	2,065
Real estate securities	369	368
Subtotal	5,642	5,424
Level 2 significant other observable inputs
Money market fund	$169	$121
Subtotal	169	121
Investments measured at net asset value*	$739	$634
Total	$6,550	$6,179

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

On January 31, 2020, plan assets were held 64% in equity, 34% in debt and 2% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of approximately 60% equities, 30% fixed income and 10% alternative investments, diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2019 resulted in $0.7 million actual gain on plan assets as presented below, which decreased the fair value of plan assets at year end. The Company reduced its expected return on plan assets used in determining cost and benefit obligations from 8.0% to 7.5%, based on updated long-term market expectations. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan (in thousands)	2019	2018
Accumulated benefit obligations
Vested benefits	$6,959	$6,258
Accumulated benefits	$6,959	$6,258

Change in benefit obligation
Benefit obligation - beginning of year	$6,258	$6,658
Interest cost	237	240
Actuarial (gain)/loss	788	(303)
Benefits paid	(324)	(337)
Benefit obligation - end of year	$6,959	$6,258

Change in plan assets
Fair value of plan assets - beginning of year	$6,179	$6,700
Actual (loss)/gain on plan assets	695	(184)
Benefits paid	(324)	(337)
Fair value of plan assets - end of year	$6,550	$6,179

Unfunded status	$(409)	$(80)

Balance sheet classification
Prepaid expenses and other current assets	$325	$343
Other assets	1,679	1,568
Deferred compensation liabilities	(2,413)	(1,991)
Net amount recognized	$(409)	$(80)

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$2,087	$1,648
Net amount recognized	$2,087	$1,648

Weighted-average assumptions used to determine net cost and benefit obligations	2019	2018
End of year benefit obligation discount rate	2.80%	3.90%
Service cost discount rate	3.90%	3.70%
Expected return on plan assets	7.50%	8.00%

The discount rate was based on a Citigroup pension discount curve of high quality fixed income investments with cash flows matching the plan's expected benefit payments. The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance is also considered.

Components of net periodic benefit cost (in thousands)	2019	2018
Interest cost	$237	$240
Expected return on plan assets	(450)	(522)
Recognized actuarial loss	102	64
Net periodic benefit income	$(111)	$(218)

Amounts recognized in other comprehensive income (in thousands)
Actuarial gain/(loss) on obligation	$(787)	$303
Actual (loss)/gain on plan assets	348	(644)
Total in other comprehensive income	$(439)	$(341)

Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets.

Cash flows (in thousands)
Expected employer contributions for the fiscal year ending January 31, 2021	$—
Expected employee contributions for the fiscal year ending January 31, 2021	—
Estimated future plan benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2021	$325
2022	332
2023	332
2024	327
2025	328
2026 - 2030	1,643

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

Contributions to the 401(k) plan were $0.3 million each in years ended January 31, 2020 and 2019.

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

			Funded					Collective
			Zone	FIP/RP Status	2019	2018	Surcharge	Bargaining
Plan Name	EIN	Plan #	Status	Pending/Implemented	Contribution	Contribution	Imposed	Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	$239	$188	No	3/31/2022

Note 10 - Stock-based compensation

At January 31, 2020, the Company had one incentive stock plan under which new equity incentive awards may be granted:

•	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017, as amended, which stockholders approved in June 2017 ("2017 Plan")

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At January 31, 2020, the Company had reserved a total of 613,904 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

While the 2017 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, to date the Company has issued only restricted shares and restricted stock units under the 2017 Plan and currently intends to continue this practice. The 2017 Plan authorizes awards to officers, employees, consultants, and directors. The 2017 Plan expires on June 12, 2020.

Stock compensation expense

The Company recognized the following stock based compensation expense:

(In thousands)	2019	2018
Stock-based compensation expense	$12	$33
Restricted stock based compensation expense	999	1,132
Total stock-based compensation expense	$1,011	$1,165

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

The following summarizes the activity related to options outstanding under all plans for the years ended January 31, 2020 and 2019. The Company did not grant any stock options in 2019 or 2018.
(Shares in thousands)	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2018	358	$9.44	4	$482

Exercised	(77)	6.83		162
Expired or forfeited	(63)	16.2
Outstanding on January 31, 2019	218	8.6	3.8	257

Options exercisable on January 31, 2019	207	$8.69	3.6	239

Exercised	(53)	6.91		162
Expired or forfeited	(33)	7.1
Outstanding on January 31, 2020	132	8.98	3.2	160

Options exercisable on January 31, 2020	129	$9.01	3.14	$155

The Company received $0.4 million and $0.5 million in 2019 and 2018, respectively, for stock options exercised.

Unvested options outstanding (shares in thousands)	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding on January 31, 2019	11	$7.00	$19
Granted	—	—
Vested	(6)
Expired or forfeited	(2)	7.1
Outstanding on January 31, 2020	3	$7.33	$4

The fair value of stock options vested was less than $0.1 million in 2019 and $0.1 in 2018, respectively. Based on historical experience the Company expects 94% of these options to vest.

As of January 31, 2020, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the weighted-average period of 0.4 years.

Deferred stock

As part of their compensation, each year the Company grants deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is only distributed to the directors upon their separation from service. In June 2019, the Company granted 23,104 deferred stock units from the 2017 Plan, and as of January 31, 2020, there were approximately 125,049 deferred stock units outstanding included in the restricted stock activity shown below.

As a result of certain events that occurred during second quarter of 2018, including a settlement of a stock-based award previously granted to a retiring member of the Company's Board of Directors, the Company changed its method of accounting for deferred stock compensation arrangements granted to the Company's directors from liability accounting treatment to equity accounting treatment and, as such, reclassified $0.7 million from a liability to additional paid in capital.

Restricted stock

The Company has granted restricted stock to executive officers and employees. The restricted stock vest ratably over three to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended January 31, 2019 and 2020, respectively:

(Shares in thousands)	Restricted shares	Weighted average price	Aggregate intrinsic value
Outstanding on January 31, 2018	360	$9.05	$3,254
Granted	148	9.76
Issued	(94)
Forfeited	(131)	7.92
Outstanding on January 31, 2019	283	$8.74	$2,476
Granted	152	9.09
Issued	(51)
Forfeited	(26)	8.79
Outstanding on January 31, 2020	358	$9.03	$3,234

The fair value of restricted stock vested was $0.8 million and $1.1 million in 2019 and 2018, respectively. As of January 31, 2020, there was $1.5 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.1 years.

Note 11 - Stock rights

On September 15, 1999, the Company's Board of Directors declared a dividend of one common stock purchase right (a "Right") for each share of PPIH's common stock outstanding at the close of business on September 22, 1999. The stock issued after September 22, 1999 and before the redemption or expiration of the Rights was also entitled to one Right for each such additional share. Each Right entitled the registered holders, under certain circumstances, to purchase from the Company one share of PPIH's common stock at $25, subject to adjustment. At no time did the Rights have any voting power.

On September 15, 2009, the Company entered into the Amendment ("Amendment") to Rights Agreement dated as of September 15, 1999. Among other things, the Amendment extended the term of the Rights Agreement until September 15, 2019 and amended definitions to include positions in derivative instruments related to the Company's common stock as constituting beneficial ownership of such stock. The Rights expired on September 15, 2019.

Note 12 - Interest expense, net

(In thousands)	2019	2018
Interest expense	$1,106	$1,286
Interest income	(201)	(164)
Interest expense, net	$905	$1,122

Note 13 - Subsequent Events

In January 2020, an outbreak of novel coronavirus (also known as COVID-19) started in Wuhan, China.  The virus was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the rapid spread of the virus, national and local governments have instituted varying levels of actions to contain the virus’s spread.  The Company has instituted a work from home policy for employees that can continue to perform their jobs remotely.  In addition, steps have been taken at the Company's plants and administrative offices to test temperatures of personnel entering the facilities as well as the implementation enhanced cleaning protocols.

As of the date of this filing, all of the Company’s plants are operating with the exception of the plant located in India.  On March 24, 2020 the India plant operations were suspended in compliance with a national 21-day shutdown which has now been extended through April 21, 2020. We do not expect a shut down over this period to significantly impact our planned production schedules.

To date the Company's global supply chains have not been materially affected by the global pandemic.

Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations is uncertain.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by Tax Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. While the Company's analysis of the CARES Act impact on the Company's cash tax liability and financial condition has not identified any overall material effect, the Company is still evaluating the effects of the CARES Act on its results of operations, financial condition and cash flows.

In February 2020 the Kingdom of Saudi Arabia and the Russian Federation failed to reach an agreement on oil production limitations.  The news of a failed agreement resulted in a steep decline in global oil prices. On April 12, 2020 the Kingdom of Saudi Arabia and the Russian Federation agreed on oil production cuts which will begin on May 1, 2020. Additionally, the reduction in worldwide consumption as a result of the coronavirus pandemic has added further downward pressure to oil prices. In response to the decrease in oil prices, international oil companies have announced capital spending budget cuts that are reported to be approximately 30%.  At this time the impact of the anticipated reduction in capital spending on the Company’s results of operations is uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased demand for oil and the associated collapse of oil prices, the Company undertook a reforecast to determine the potential financial impact of these events on the Company’s results of operations. The results of the reforecast indicated a risk that the Company could be out of compliance with a debt covenant related to the Senior Credit Facility in the second quarter of 2020. To address the possible covenant compliance issue the Company has made plans to reduce planned capital expenditures and non-essential operating expenses, and if necessary, to repatriate foreign cash to bring the covenant into compliance.

In addition, the Company has applied for funding under two Small Business Administration programs.  The Paycheck Protection Program provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company has applied for funding in the amount of $3.2 million.  The Company has also applied for a Small Business Administration Economic Disaster Loan which could be up to $2 million based on need and repayment capacity.  There is no guarantee that the Company will be granted funds under either program.

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2020 and 2019

(In thousands)	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2)	Balance at end of period
Year Ended January 31, 2020
Allowance for possible losses in collection of trade receivables	$536	$123	$(254)	$2	$407

Year Ended January 31, 2019
Allowance for possible losses in collection of trade receivables	$469	$140	$(272)	$199	$536

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

3(iii)	Fifth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
4(a)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(b)	Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's [Current Report on Form 8-K filed on September 24, 1999]
4(c)	Amendment to Rights Agreement [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 17, 2009]
4(d)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10(a)	2001 Independent Directors Stock Option Plan, [Incorporated by reference to Exhibit (d)(5) to the Company's Schedule TO filed on May 25, 2001] *
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

EXHIBIT INDEX
10(r)	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10(s)	Agreement with Bradley Mautner dated January 31, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2017]*
10(t)	Employment agreement with Karl J. Schmidt dated March 17, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]*
10(u)	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 19, 2017] *
10(v)	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed on September 11, 2018]*
10(w)	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10(x)	Executive Employment Agreement, dated October 1, 2018, by and between the Company and D. Bryan Norwood [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2018]*
10(y)	Letter Agreement, dated September 28, 2018, by and between the Company and Karl J. Schmidt [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 1, 2018]*
10(z)	Form of Restricted Stock Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017*
10(aa)	Executive Employment Agreement, dated January 31, 2020 by and between the Company and Wayne Bosch*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

Perma-Pipe International Holdings, Inc.

Date: April 21, 2020	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer))
)
	D. BRYAN NORWOOD*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer))		April 21, 2020
)
	DAVID S. BARRIE*	Director and Chairman of the Board of Directors

	DAVID B. BROWN*	Director	)

	JEROME T. WALKER*	Director	)

	CYNTHIA BOITER*	Director	)

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield