Form 10-Q
period 2020-04-30
Perma-Pipe International Holdings, Inc.
filed 2020-06-09
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020.

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

On June 5, 2020, there were 8,048,006 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,
	2020	2019
Net sales	$22,741	$24,276
Cost of sales	19,275	19,554
Gross profit	3,466	4,722

Operating expenses
General and administrative expenses	4,369	4,442
Selling expenses	1,647	1,260
Total operating expenses	6,016	5,702

Loss from operations	(2,550)	(980)

Interest expense, net	186	210
Loss from operations before income taxes	(2,736)	(1,190)

Income tax (benefit)/expense	(215)	312

Net loss	$(2,521)	$(1,502)

Weighted average common shares outstanding
Basic	8,048	7,887
Diluted	8,048	7,887

Loss per share
Basic	(0.31)	(0.19)
Diluted	(0.31)	(0.19)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended April 30,
	2020	2019
Net loss	$(2,521)	$(1,502)

Other comprehensive loss
Foreign currency translation adjustments, net of tax	(367)	(317)
Other comprehensive loss	(367)	(317)

Comprehensive loss	$(2,888)	$(1,819)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,450	$13,371
Restricted cash	1,105	1,287
Trade accounts receivable, less allowance for doubtful accounts of $342 at April 30, 2020 and $407 at January 31, 2020	25,284	29,402
Inventories, net	13,912	14,498
Prepaid expenses and other current assets	4,314	3,531
Costs and estimated earnings in excess of billings on uncompleted contracts	2,900	2,166
Total current assets	59,965	64,255
Property, plant and equipment, net of accumulated depreciation	27,553	28,629
Other assets
Operating lease right-of-use asset	11,165	11,475
Deferred tax assets	402	293
Goodwill	2,144	2,254
Other assets	5,564	5,319
Total other assets	19,275	19,341
Total assets	$106,793	$112,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$8,557	$9,577
Accrued compensation and payroll taxes	1,601	1,190
Commissions and management incentives payable	2,155	1,759
Revolving line - North America	7,211	8,577
Current maturities of long-term debt	1,521	1,458
Customers' deposits	1,452	2,202
Outside commission liability	1,845	1,755
Operating lease liability short-term	1,254	1,040
Other accrued liabilities	3,403	3,444
Billings in excess of costs and estimated earnings on uncompleted contracts	1,061	1,173
Income taxes payable	765	664
Total current liabilities	30,825	32,839
Long-term liabilities
Long-term debt, less current maturities	6,244	6,717
Deferred compensation liabilities	4,241	4,199
Deferred tax liabilities	751	1,052
Operating lease liability long-term	10,851	11,214
Other long-term liabilities	921	575
Total long-term liabilities	23,008	23,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,048 issued and outstanding at April 30, 2020 and 8,048 issued and outstanding at January 31, 2020	80	80
Additional paid-in capital	60,243	60,024
Accumulated deficit	(3,236)	(715)
Accumulated other comprehensive loss	(4,127)	(3,760)
Total stockholders' equity	52,960	55,629
Total liabilities and stockholders' equity	$106,793	$112,225

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Revised total stockholders' equity at January 31, 2019	$79	$58,793	$(4,291)	$(2,880)	$51,701

Net loss			(1,502)		(1,502)
Common stock issued under stock plans, net of shares used for tax withholding		79			79
Stock-based compensation expense		154			154
Foreign currency translation adjustment				(317)	(317)
Revised total stockholders' equity at April 30, 2019	$79	$59,026	$(5,793)	$(3,197)	$50,115

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2020	$80	$60,024	$(715)	$(3,760)	$55,629

Net loss			(2,521)		(2,521)
Stock-based compensation expense		219			219
Foreign currency translation adjustment				(367)	(367)
Total stockholders' equity at April 30, 2020	$80	$60,243	$(3,236)	$(4,127)	$52,960

Shares	2020	2019
Balances at beginning of year	8,048,006	7,854,322
Shares issued	-	193,684
Balances at period end	8,048,006	8,048,006

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2020	2019
Operating activities
Net loss	$(2,521)	$(1,502)
Adjustments to reconcile net loss to net cash flows provided by in operating activities
Depreciation and amortization	1,111	1,154
Deferred tax benefit	(362)	(4)
Equity-based compensation expense	219	154
Loss on disposal of fixed assets	-	(3)
Provision on uncollectible accounts	(62)	(32)
Changes in operating assets and liabilities
Accounts receivable	3,361	6,084
Inventories	468	(3,870)
Contract assets and contract liabilities	(846)	(54)
Accounts payable	(977)	(233)
Accrued compensation and payroll taxes	900	(405)
Customers' deposits	(750)	(187)
Income taxes receivable and payable	56	(560)
Prepaid expenses and other current assets	(997)	1,658
Other assets and liabilities	997	(826)
Net cash provided by operating activities	597	1,374
Investing activities
Capital expenditures	(775)	(508)
Proceeds from sales of property and equipment	-	3
Net cash used in investing activities	(775)	(505)
Financing activities
Proceeds from revolving lines	15,186	21,865
Payments of debt on revolving lines of credit	(16,003)	(24,622)
Payments of other debt	(79)	(88)
Decrease in drafts payable	(44)	(190)
Payments on finance lease obligations	(105)	(50)
Stock options exercised and restricted shares retired for tax	-	79
Net cash used in financing activities	(1,045)	(3,006)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	120	(38)
Net decrease in cash, cash equivalents and restricted cash	(1,103)	(2,175)
Cash, cash equivalents and restricted cash - beginning of period	14,658	12,737
Cash, cash equivalents and restricted cash - end of period	$13,555	$10,562
Supplemental cash flow information
Interest paid	$196	$226
Income taxes paid	49	862

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 30, 2020

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2020 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2020 and 2019 are for the three months ended April 30, 2020 and 2019, and for the fiscal years ended January 31, 2021 and 2020, respectively.

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

One of the Company’s accounts receivable in the total amount of $4.1 million as of April 30, 2020 and January 31, 2020 has been outstanding for several years. Included in this balance is a retention receivable amount of $3.6 million, of which, due to the long-term nature of the receivable, $2.2 million and $2.1 million were included in the balance of other long-term assets as of April 30, 2020 and January 31, 2020, respectively. The Company completed all of its deliverables in 2015 under the related contract, and has been engaged in ongoing active efforts to collect this outstanding amount. During the first quarter of 2020, the Company has certified invoices of $0.5 million in the process of collection. The Company continues to engage with the customer to ensure full payment of open balances, and during fiscal 2019 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of April 30, 2020. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended April 30, 2020, no individual customers accounted for 10% of the Company’s consolidated net sales, and during the same period in 2019, no individual customer accounted for more than 10% of the Company's consolidated net sales.

At April 30, 2020 and January 31, 2020, one customer accounted for 15.0% and 13.3% of the Company's accounts receivable, respectively.

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

In accordance with Accounting Standards Codification ("ASC") 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exist:

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2020 and 2019 are as follows:

	Three Months Ended April 30,
	2020		2019
	Sales	% to Total	Sales	% to Total
Products	$4,465	19%	$4,898	20%

Specialty Piping Systems and Coating
Revenue recognized under input method	8,562	38%	8,786	36%
Revenue recognized under output method	9,714	43%	10,592	44%
Total	$22,741	100%	$24,276	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of April 30, 2020 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. The Company expects to recognize the remaining balances as of April 30, 2020 within one year.

Contract Assets
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,038)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,368
Closing Balance at April 30, 2019	$1,983

Balance January 31, 2020	$2,166
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(2,896)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,630
Closing Balance at April 30, 2020	$2,900

Contract Liabilities
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(444)
New contracts entered into that are uncompleted at the end of the current period	721
Closing Balance at April 30, 2019	$1,846

Balance January 31, 2020	$1,173
Revenue recognized during the period for uncompleted contracts from the prior period	(17)
New contracts entered into that are uncompleted at the end of the current period	(95)
Closing Balance at April 30, 2020	$1,061

Practical expedients:

Costs to obtain a contract are not considered project costs as they are not usually incremental, nor does job duration span more than one year. The Company applies the practical expedient for these types of costs and as such are expensed in the period incurred.

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

The Company's effective tax rate ("ETR") from operations for the first quarter and year-to-date in fiscal 2020 was 7.8% compared to (26.1%) during the prior year period. The change in the ETR from the prior year quarter to the current year quarter was largely due to changes in the mix of income and loss in various jurisdictions.

On March 7, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (H.R. 748) (the "CARES Act"). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the U.S. Tax Cuts and Jobs Act ("Tax Act"), restored 100% bonus depreciation for qualified improvement property, modified limit on the deduction for net interest expense and accelerated the timeframe for refunds of alternative minimum tax credits. With consideration to these changes to federal income tax rules, there is no net impact to the Company's deferred taxes due to the full valuation allowance. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At April 30, 2020, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values, resulting in no impairment of long-lived assets for the three months ended April 30, 2020. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2020 and January 31, 2020 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

	January 31, 2020	Foreign exchange change effect	April 30, 2020
Goodwill	$2,254	$(110)	$2,144

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At April 30, 2020, the Company elected to perform a Step 0 qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's goodwill exceeded its carrying value. The qualitative assessment identified triggering events that indicated potential impairment of the Company's goodwill. Therefore, the Company proceeded to complete the Step 1 analysis to determine any potential impairment. The Step 1 analysis involved a quantitative fair valuation of the reporting unit associated with the Company's goodwill, including a market approach, transaction approach and discounted cash flow analysis. After completion of the Step 1 analysis, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three months ended April 30, 2020.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), is the only incentive stock plan under which new equity incentive awards may be granted.

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At April 30, 2020 the Company had reserved a total of 641,623 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards, and shares for new grants or issuances pursuant to the 2017 Plan.

While the 2017 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, to date the Company has issued only restricted shares and restricted stock units under the 2017 Plan. The 2017 Plan authorizes awards to officers, employees, consultants and independent directors.

The Company has stock-based compensation awards that can be granted to eligible employees, officers or independent directors. The following were the Company's stock-based compensation expenses for the periods presented:

	Three Months Ended April 30,
	2020	2019
Stock-based compensation expense	$2	$4
Restricted stock-based compensation expense	217	150
Total stock-based compensation expense	$219	$154

Stock Options

The Company did not grant any stock options during the three months ended April 30, 2020. The following tables summarizes the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2020	132	$8.98	3.2	$160
Exercised	-	-		-
Expired or forfeited	(4)	-
Outstanding at April 30, 2020	128	8.98	3.1	2

Exercisable at April 30, 2020	125	$9.01	3.0	$2

No stock options were exercised during the three months ended April 30, 2020.

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2020	3	$7.33	$4
Vested	-
Expired or forfeited	-	-
Outstanding at April 30, 2020	3	$7.33	$-

As of April 30, 2020, there was less than $0.1 million of total unrecognized compensation expense related to unvested stock options. The expense is expected to be recognized over a weighted average period of 0.1 years.

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended April 30, 2020:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2020	321	$8.89	$2,857
Granted	-	-
Vested and issued	-	-
Forfeited or retired for taxes	(0)	9.79
Outstanding at April 30, 2020	321	$8.89	$2,856

As of April 30, 2020, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 - Loss per share

	Three Months Ended April 30,
	2020	2019
Basic weighted average common shares outstanding	8,048	7,887
Dilutive effect of equity compensation plans	-	-
Weighted average common shares outstanding assuming full dilution	8,048	7,887

Stock options not included in the computation of diluted earnings per share of common stock because the option exercise prices exceeded the average market prices of the common shares	77	126
Stock options with an exercise price below the average market price	274	82

Note 9 - Debt

Debt totaled $15.0 million and $16.9 million at April 30, 2020 and January 31, 2020, respectively.

Revolving lines - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”), providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00  at each quarter end on a trailing four-quarter basis; and (iii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis. The Company was in compliance with these covenants as of April 30, 2020.

As of April 30, 2020, the Company borrowed an aggregate of $7.2 million at a rate of 6.25%, 4.40%, and 4.83% resulting in a weighted average rate of 4.52% and had $3.0 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the United Arab Emirates (the "U.A.E.") and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately USD $2.2 million at April 30, 2020) from a bank in the U.A.E. The loan has an interest rate of approximately 4.6% and expires in November 2020.

The Company has a revolving line for 25.5 million Dirhams (approximately USD $6.9 million at April 30, 2020) from a bank in the U.A.E. The loan has an interest rate of approximately 5.1% and expires in July 2020.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately USD $12.7 million at April 30, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable). Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the ability to undertake any additional debt. The loan has an interest rate of approximately 16.3% and expires in June 2020.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

On April 30, 2020, the Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt. On April 30, 2020, interest rates were based on the Emirates Inter Bank Offered Rate ("EIBOR") plus 3.0% to 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the Central Bank of Egypt ("CBE") corridor rate plus 1.5% per annum for the Egypt credit arrangement. On April 30, 2020, the Company's interest rates ranged from 4.6% to 16.3%, with a weighted average rate of 5.01%, and the Company could borrow $21.7 million under these credit arrangements. On April 30, 2020, $3.8 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On April 30, 2020, the Company had borrowed $0.8 million, and had an additional $16.8 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2020 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately USD $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, currently at 4.55%, with monthly payments of CAD 37 thousand (approximately USD $28 thousand) for interest; and monthly payments of CAD 27 thousand (approximately USD $21 thousand) for principal. Principal payments began January 2018.

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

Note 10 - Leases

Finance Leases. In 2019, the Company obtained two finance leases for CAD 1.1 million (approximately USD $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were 8.0% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature in August 2023.  In 2017, the Company obtained three finance leases for CAD 1.1 million (approximately USD $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases range from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature between April 2021 to September 2022.

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

At April 30, 2020, the Company had operating lease liabilities of $12.1 million and operating ROU assets of $11.2 million, which are reflected in the consolidated balance sheet. At April 30, 2020, the Company also had finance lease liabilities of $0.9 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $1.0 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	April 30, 2020	January 31, 2020
Finance leases assets:
Property and Equipment - gross	$1,613	$1,696
Accumulated depreciation and amortization	(573)	(551)
Property and Equipment - net	$1,040	$1,145

Finance lease liabilities:
Finance lease liability short-term	$404	$417
Finance lease liability long-term	540	677
Total finance lease liabilities	$944	$1,094

Operating lease assets:
Operating lease ROU assets	$11,165	$11,475

Operating lease liabilities:
Operating lease liability short-term	$1,254	$1,040
Operating lease liability long-term	10,851	11,214
Total operating lease liabilities	$12,105	$12,254

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$48	$51
Interest on lease liabilities	Interest expense	19	9
Operating lease costs	Cost of sales, SG&A expenses	612	551
Short-term lease costs (1)	Cost of sales, SG&A expenses	23	176
Sub-lease income	SG&A expenses	(20)	(20)
Total Lease costs		$682	$767

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$105	$50
Operating cash flows from finance leases	$19	9
Operating cash flows from operating leases	$954	618

Three Months Ended April 30, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	27

Weighted-average lease terms and discount rates are as follows:

April 30, 2020
Weighted-average remaining lease terms (in years):
Finance leases	2.8
Operating leases	8.5

Weighted-average discount rates:
Finance leases	6.4%
Operating leases	8.0%

Maturities of lease liabilities as of April 30, 2020, are as follows:

Year:	Operating Leases	Finance Leases
For the nine months ended January 31, 2021	$3,287	$346
For the year ended January 31, 2022	2,325	314
For the year ended January 31, 2023	2,188	255
For the year ended January 31, 2024	2,020	137
For the year ended January 31, 2025	1,320	-
For the year ended January 31, 2026	1,144	-

Thereafter	6,214	-
Total lease payments	18,498	1,052
Less: amount representing interest	(6,393)	(108)
Total lease liabilities at April 30, 2020	$12,105	$944

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for the three months ended April 30, 2020 and 2019, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million as of April 30, 2020 and 2019, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

	April 30, 2020	April 30, 2019
Cash and cash equivalents	$12,450	$7,960
Restricted cash	1,105	2,602
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,555	$10,562

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

Note 13 - Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of LIBOR on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. The Company's Senior Credit Facility which matures on September 20, 2021 bears interest using an alternate base rate or LIBOR plus an applicable margin.  Based on the maturity of the Senior Credit Facility prior to the discontinuation of LIBOR, the Company does not expect a material impact from the adoption of this standard on the financial statements of the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this standard and the impact to the financial statements of the Company.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20),  which removes disclosures that are no longer considered cost beneficial, clarifies specific requirements of existing disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company will adopt this standard in our Annual Report on Form 10-K footnote disclosures for the year ended January 31, 2021 and does not expect a material impact on the financial statements of the Company.

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

Note 14 - Correction of immaterial errors

In the fourth quarter of 2019, management discovered prior period errors that accumulated over several years relating to accounting for leases with escalation clauses. The cumulative adjustment for the prior period errors was approximately $0.6 million. This impact can be seen as a $0.6 million adjustment in accumulated deficit in the revised total stockholders' equity at January 31, 2019 in the Company's unaudited statements of stockholders' equity herein. For additional information, refer to Note 3 - Correction of immaterial errors, in the Company's latest Annual Report on Form 10-K.

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

Note 15 - Subsequent Events

The Company applied for funding under the Small Business Administration's Paycheck Protection Program in April 2020, which provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company received funding in the amount of $3.2 million in May 2020.

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

COVID-19

In January 2020, an outbreak of novel coronavirus (also known as "COVID-19") started in Wuhan, China. The virus was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the rapid spread of the virus, national and local governments have instituted varying levels of actions to contain the virus's spread.

As of the date of filing this Form 10-Q, all of the Company’s plants are operating and to date our global supply chains have not been materially affected by the global pandemic. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of sharply decreased oil prices, the Company carried out a reforecast to determine the potential financial impact of these events on the Company’s results of operations. The resulting actions from the reforecast include reducing planned capital expenditures and non-essential operating expenses. With the actions taken, the Company believes it will remain in compliance with debt covenants related to the Senior Credit Facility; however, foreign cash can be repatriated to maintain debt covenant compliance if necessary.

In addition, the Company applied for funding under the Small Business Administration's Paycheck Protection Program (the "PPP").  The PPP provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company applied for and received funding under the PPP in the amount of $3.2 million in May 2020.  Due to changing government guidance, it is unclear at this time whether or not the PPP loan will be forgiven. Under the current provisions any recipients of a PPP loan may be subject to an audit to confirm they qualify for the loan.

The Company’s results of operations, financial condition, liquidity and cash flow in 2020 have been adversely affected by the COVID-19 pandemic and the current depressed market prices for oil and gas and will likely continue to be adversely affected, the extent to which remains unclear at this time. See Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K for additional information.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results could be significantly impacted in the future as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended April 30,
	2020		2019		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent
Net sales	$22,741		$24,276		$(1,535)	(6)%

Gross profit	3,466	15%	4,722	19%	(1,256)	(27%)

General and administrative expenses	4,369	19%	4,442	18%	73	2%

Selling expense	1,647	7%	1,260	5%	(387)	(31)%

Interest expense, net	186		210		24	11%

Loss from operations before income taxes	(2,736)		(1,190)		(1,546)	(130%)

Income tax (benefit)/expense	(215)		312		527	169%

Net loss	(2,521)		(1,502)		(1,019)	(68%)

Three months ended April 30, 2020 ("current quarter") vs. Three months ended April 30, 2019 ("prior year quarter")

Net sales:

Net sales were $22.7 million in the current quarter, a decrease of $1.5 million, or 6%, from $24.3 million in the prior year quarter. The decrease resulted from lower revenues in North America due to declines in oil prices and certain of our Middle East operations due to project delays as a result of the COVID-19 pandemic. These decreases were partially offset by increases from the new operations in Egypt.

Table of Content

Gross profit:

Gross profit decreased to $3.5 million, or 15% of net sales, in the current quarter from $4.7 million, or 19% of net sales, in the prior year quarter. This decrease in gross profit was primarily driven by lower project margins in the Company's Middle East operations, particularly in Saudi Arabia and India.

General and administrative expenses:

General and administrative expenses remained consistent at $4.4 million in the current and prior year quarters.

Selling expenses:

Selling expenses increased to $1.6 million in the current quarter, compared to $1.3 million in the prior year quarter, an increase of $0.3 million, or 31%. This increase was primarily due to payroll expenses for additional sales employees added in 2019.

Interest expense:

Net interest expense remained consistent at $0.2 million in the current and prior year quarters.

Loss from operations before income taxes:

Loss from operations before income taxes increased by $1.5 million to a loss of $2.7 million in the current quarter from a loss of $1.2 million in the prior year quarter. The increased loss resulted from lower revenues in North America due to declines in oil prices and certain of our Middle East operations due to project delays as a result of the COVID-19 pandemic. The negative impact of these lower revenues was partially offset by increased income from the new operations in Egypt.

Income tax (benefit)/expense:

The Company's worldwide ETRs were 7.8% and (26.1%) in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter was largely due to changes in the mix of income and loss in various jurisdictions.

As a result of the provisions from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company expects that future distributions from foreign subsidiaries will no longer be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of the India withholding tax, Canadian withholding taxes, and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.4 million as of April 30, 2020 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net loss:

The resulting net loss of $2.5 million in the current quarter was a decline of $1.0 million over the net loss of $1.5 million in the prior year quarter. The increased loss resulted from lower revenues in North America due to declines in oil prices and certain of our Middle East operations due to project delays as a result of the COVID-19 pandemic. The negative impact of these lower revenues was partially offset by increased income from the new operations in Egypt.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2020 were $12.5 million compared to $13.4 million on January 31, 2020. On April 30, 2020, $0.4 million was held in the U.S., and $12.1 million was held at the Company's foreign subsidiaries. The Company's working capital was $29.1 million on April 30, 2020 compared to $31.4 million on January 31, 2020. Of the working capital components, cash decreased $1.1 million as the result of the movements discussed below.

Net cash provided by operating activities in the current quarter and prior year quarter was $0.6 million and $1.4 million, respectively. This decrease was primarily due to the Company collecting less accounts receivable and an increase in the net loss in the current quarter compared to the prior year quarter, partially offset by purchasing less inventory for projects.

Net cash used in investing activities in the current quarter and prior year quarter was $0.8 million and $0.5 million, respectively. This was due to a decrease in investments in fixed assets needed for the operation of the business, including the deferral of certain capital expenditures until the global markets recover from the current downturn.

Net cash used in financing activities in the current quarter and prior year quarter was $1.0 million and $3.0 million, respectively. The primary reason for this change was that during the prior year quarter the Company's repayments exceeded its borrowings under its revolving credit facility by approximately $2.8 million, whereas in the current quarter, repayments exceeded borrowings by approximately $0.8 million. Debt totaled $15.0 million and $16.9 million as of April 30, 2020 and January 31, 2020, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis; and (iii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis. The Company was in compliance with these requirements as of April 30, 2020.

As of April 30, 2020, the Company borrowed an aggregate of $7.2 million at a rate of 6.25%, 4.40%, and 4.83% resulting in a weighted average rate of 4.52% and had $3.0 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately USD $2.2 million at April 30, 2020) from a bank in the U.A.E. The loan has an interest rate of approximately 4.6% and expires in November 2020.

The Company has a revolving line for 25.5 million Dirhams (approximately USD $6.9 million at April 30, 2020) from a bank in the U.A.E. The loan has an interest rate of approximately 5.1% and expires in July 2020.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately USD $12.7 million at April 30, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable). Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the ability to undertake any additional debt. The loan has an interest rate of approximately 16.3% and expires in June 2020.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

On April 30, 2020, the Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt. On April 30, 2020, interest rates were based on EIBOR plus 3.0% to 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the CBE corridor rate plus 1.5% per annum for the Egypt credit arrangement. On April 30, 2020, the Company's interest rates ranged from 4.6% to 16.3%, with a weighted average rate of 5.01%, and the Company could borrow $21.7 million under these credit arrangements. On April 30, 2020, $3.8 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. On April 30, 2020, the Company had borrowed $0.8 million, and had an additional $16.8 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2020 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Additional Liquidity from the PPP

The Company applied for funding under the PPP.  The PPP provides forgivable funding for payroll and related costs as well as some non-payroll costs.  The Company applied for and received funding under the PPP in the amount of $3.2 million in May 2020. Due to changing government guidance, it is unclear at this time whether or not the PPP loan will be forgiven. Under the current provisions any recipients of a PPP loan may be subject to an audit to confirm they qualify for the loan.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.8 million as of April 30, 2020, with a remaining balance due in the amount of $4.1 million. Included in this balance is an amount of $3.6 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.2 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, but due to the current global pandemic and associated government shut downs, has not made any collections during the three months ended April 30, 2020. During fiscal 2019, the Company received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. During the first quarter of 2020, the Company has certified invoices of $0.5 million in the process of collection. As a result, the Company did not reserve any allowance against this amount as of April 30, 2020. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2020 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2020. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management has previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company’s revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. This accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting.

As described below, the Company has adopted and implemented policies and procedures to ensure that personnel will not deviate from the Company's standard accounting policies and perform monthly reviews that will result in appropriate revenue recognition.

Notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's auditors identified an accounting error during the audit of the Company's financial statements for the fiscal year ended January 31, 2020 related to the Company's revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. The accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting. As a result of the material weakness identified, the Company has updated its internal control over financial reporting as discussed in our remediation plan below.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting. To address the material weakness regarding the improper recognition of revenue for open projects, the Company has substantially completed the following:

•

Reinforced the importance of adherence to Company policies regarding entering into and subsequently modifying contracts with customers, and confirmed in monthly meetings with managers that no contracts have been entered into that deviate from Company’s accounting policies;

•	Created additional reports to identify potential system errors and exceptions related to project revenues and costs where higher risk may exist for inappropriate revenue recognition;
•	Reviewed listing of material request invoices each month to identify if any significant items are included and reviewed with additional scrutiny for appropriate revenue recognition;
•

Ensured adherence to guidelines for preparation of the Company's monthly revenue and contribution margin presentation to include all components of a project in one line to provide full visibility of total job performance; and

•

Implemented a monthly meeting prior to the gross profit meeting between accounting personnel to discuss and analyze the asset and liability work-in-process accounts to identify any specific projects that require further investigation.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to revenue recognition under percentage of completion accounting and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for an acceptable period of time and successfully tested.

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

Perma-Pipe International Holdings, Inc.

Date:	June 9, 2020	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2020	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)