Form 10-Q
period 2020-07-31
Perma-Pipe International Holdings, Inc.
filed 2020-09-09
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020.

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

On September 4, 2020, there were 8,164,989 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net sales	$20,364	$36,667	$43,106	$60,943
Cost of sales	18,000	27,014	37,275	46,568
Gross profit	2,364	9,653	5,831	14,375

Operating expenses
General and administrative expenses	4,488	4,814	8,792	9,271
Selling expenses	1,331	1,416	2,978	2,676
Total operating expenses	5,819	6,230	11,770	11,947

Income/(loss) from operations	(3,455)	3,423	(5,939)	2,428

Interest expense, net	118	209	304	419
Other income	3,739	241	3,674	256
Income/(loss) from operations before income taxes	166	3,455	(2,569)	2,265

Income tax (benefit)/expense	(101)	(265)	(315)	47

Net income/(loss)	$267	$3,720	$(2,254)	$2,218

Weighted average common shares outstanding
Basic	8,126	7,887	8,087	7,937
Diluted	8,278	8,202	8,087	8,122

Income/(loss) per share
Basic	0.03	0.47	(0.28)	0.28
Diluted	0.03	0.45	(0.28)	0.27

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net income/(loss)	$267	$3,720	$(2,254)	$2,218

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	153	358	(214)	41
Other comprehensive income/(loss)	153	358	(214)	41

Comprehensive income/(loss)	$420	$4,078	$(2,468)	$2,259

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,106	$13,371
Restricted cash	1,150	1,287
Trade accounts receivable, less allowance for doubtful accounts of $300 at July 31, 2020 and $407 at January 31, 2020	23,884	29,402
Inventories, net	12,137	14,498
Prepaid expenses and other current assets	7,033	3,531
Costs and estimated earnings in excess of billings on uncompleted contracts	1,750	2,166
Total current assets	55,060	64,255
Property, plant and equipment, net of accumulated depreciation	27,306	28,629
Other assets
Operating lease right-of-use asset	10,889	11,475
Deferred tax assets	566	293
Goodwill	2,222	2,254
Other assets	3,955	5,319
Total other assets	17,632	19,341
Total assets	$99,998	$112,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$7,943	$9,577
Accrued compensation and payroll taxes	1,496	1,190
Commissions and management incentives payable	1,107	1,759
Revolving line - North America	2,470	8,577
Current maturities of long-term debt	1,715	1,458
Customers' deposits	1,844	2,202
Outside commission liability	1,712	1,755
Operating lease liability short-term	1,338	1,040
Other accrued liabilities	2,836	3,444
Billings in excess of costs and estimated earnings on uncompleted contracts	767	1,173
Income taxes payable	750	664
Total current liabilities	23,978	32,839
Long-term liabilities
Long-term debt, less current maturities	6,293	6,717
Deferred compensation liabilities	4,415	4,199
Deferred tax liabilities	672	1,052
Operating lease liability long-term	10,563	11,214
Other long-term liabilities	628	575
Total long-term liabilities	22,571	23,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,165 issued and outstanding at July 31, 2020 and 8,048 issued and outstanding at January 31, 2020	82	80
Additional paid-in capital	60,310	60,024
Accumulated deficit	(2,969)	(715)
Accumulated other comprehensive loss	(3,974)	(3,760)
Total stockholders' equity	53,449	55,629
Total liabilities and stockholders' equity	$99,998	$112,225

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Revised total stockholders' equity at January 31, 2019	$79	$58,793	$(4,291)	$(2,880)	$51,701

Net loss	-	-	(1,502)	-	(1,502)
Common stock issued under stock plans, net of shares used for tax withholding	-	79	-	-	79
Stock-based compensation expense	-	154	-	-	154
Foreign currency translation adjustment	-	-	-	(317)	(317)
Total stockholders' equity at April 30, 2019	$79	$59,026	$(5,793)	$(3,197)	$50,115

Net income	-	-	3,720	-	3,720
Common stock issued under stock plans, net of shares used for tax withholding	1	43	-	-	44
Stock-based compensation expense	-	406	-	-	406
Foreign currency translation adjustment	-	-	-	358	358
Total stockholders' equity at July 31, 2019	$80	$59,475	$(2,073)	$(2,839)	$54,643

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2020	$80	$60,024	$(715)	$(3,760)	$55,629

Net loss	-	-	(2,521)	-	(2,521)
Stock-based compensation expense	-	219	-	-	219
Foreign currency translation adjustment	-	-	-	(367)	(367)
Total stockholders' equity at April 30, 2020	$80	$60,243	$(3,236)	$(4,127)	$52,960

Net income	-	-	267	-	267
Common stock issued under stock plans, net of shares used for tax withholding	2	(193)	-	-	(191)
Stock-based compensation expense	-	260	-	-	260
Foreign currency translation adjustment	-	-	-	153	153
Total stockholders' equity at July 31, 2020	$82	$60,310	$(2,969)	$(3,974)	$53,449

Shares	2020	2019
Balances at beginning of year	8,048,006	7,854,322
Shares issued	116,983	193,684
Balances at period end	8,164,989	8,048,006

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2020	2019
Operating activities
Net income/(loss)	$(2,254)	$2,218
Adjustments to reconcile net income/(loss) to net cash flows provided by/(used in) in operating activities
Depreciation and amortization	2,241	2,302
Deferred tax expense/(benefit)	(630)	54
Equity-based compensation expense	479	560
Loss on disposal of fixed assets	10	85
Provision on uncollectible accounts	(105)	(80)
Changes in operating assets and liabilities
Accounts receivable	3,782	980
Inventories	2,315	(4,238)
Contract assets and contract liabilities	10	(2,250)
Accounts payable	(1,733)	641
Accrued compensation and payroll taxes	(475)	(627)
Customers' deposits	(352)	(112)
Income taxes receivable and payable	(66)	(1,421)
Prepaid expenses and other current assets	(3,774)	(8)
Other assets and liabilities	3,170	953
Net cash provided by/(used in) operating activities	2,618	(943)
Investing activities
Capital expenditures	(761)	(981)
Net cash used in investing activities	(761)	(981)
Financing activities
Proceeds from revolving lines	23,533	40,630
Payments of debt on revolving lines of credit	(29,341)	(41,912)
Payments of other debt	(175)	(179)
Increase/(decrease) in drafts payable	100	(131)
Payments on finance lease obligations	(202)	(103)
Stock options exercised and restricted shares retired for tax	(193)	123
Net cash used in financing activities	(6,278)	(1,572)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(22)
Net decrease in cash, cash equivalents and restricted cash	(4,402)	(3,518)
Cash, cash equivalents and restricted cash - beginning of period	14,658	12,737
Cash, cash equivalents and restricted cash - end of period	$10,256	$9,219
Supplemental cash flow information
Interest paid	$321	$408
Income taxes paid	170	1,393

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2020

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2020 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2020 and 2019 are for the three and six months ended July 31, 2020 and 2019, and for the fiscal years ended January 31, 2021 and 2020, respectively.

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

One of the Company’s accounts receivable in the total amount of $4.1 million as of July 31, 2020 and January 31, 2020 has been outstanding for several years. Included in this balance is a retention receivable amount of $3.6 million, of which, due to the long-term nature of the receivable, $1.6 million and $2.1 million were included in the balance of other long-term assets as of July 31, 2020 and January 31, 2020, respectively. The Company completed all of its deliverables in 2015 under the related contract, and has been engaged in ongoing active efforts to collect this outstanding amount. During the first quarter of 2020, the Company certified invoices of $0.5 million in the process of collection. In August 2020, the Company received approximately $0.2 million from the customer and additional receipts are expected in September 2020 and throughout the remainder of the year. The Company continues to engage with the customer to ensure full payment of open balances, and during fiscal 2019 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of July 31, 2020. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended July 31, 2020 and 2019, no individual customer accounted for 10% of the Company’s consolidated net sales. For the six months ended July 31, 2020 and 2019, no individual customer accounted for more than 10% of the Company's consolidated net sales.

At July 31, 2020 and January 31, 2020, one customer accounted for 14.4% and 13.3% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2020 and 2019 are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	$1,703	8%	$5,860	16%	$6,168	14%	$10,757	18%

Specialty Piping Systems and Coating
Revenue recognized under input method	9,784	48%	15,451	42%	18,346	43%	24,238	40%
Revenue recognized under output method	8,877	44%	15,356	42%	18,592	43%	25,948	42%
Total	$20,364	100%	$36,667	100%	$43,106	100%	$60,943	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of July 31, 2020 will be billed and collected within one year.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. In addition to these amounts, the Company has recorded $3.3 million of unbilled receivables from one of its subsidiaries in the Middle East in other assets on its consolidated balance sheet as of July 31, 2020.

Contract Assets
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,038)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,368
Closing Balance at April 30, 2019	$1,983
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,509)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,000
Closing Balance at July 31, 2019	$3,474

Balance January 31, 2020	$2,166
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(2,896)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,630
Closing Balance at April 30, 2020	$2,900
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,743)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	593
Closing Balance at July 31, 2020	$1,750

Contract Liabilities
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(444)
New contracts entered into that are uncompleted at the end of the current period	721
Closing Balance at April 30, 2019	$1,846
Revenue recognized during the period for uncompleted contracts from the prior period	(1,250)
New contracts entered into that are uncompleted at the end of the current period	545
Closing Balance at July 31, 2019	$1,141

Balance January 31, 2020	$1,173
Revenue recognized during the period for uncompleted contracts from the prior period	(17)
New contracts entered into that are uncompleted at the end of the current period	(95)
Closing Balance at April 30, 2020	$1,061
Revenue recognized during the period for uncompleted contracts from the prior period	631
New contracts entered into that are uncompleted at the end of the current period	(925)
Closing Balance at July 31, 2020	$767

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

The Company's effective tax rate ("ETR") from operations for the second quarter and year-to-date in fiscal 2020 was (56.8%) and 12.3% compared to (7.6%) and 2.1% during the respective prior year periods. The change in the ETR from the prior year quarter to the current year quarter was largely due to changes in the mix of income and loss in various jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties at July 31, 2020, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

On March 7, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (H.R. 748) (the "CARES Act"). Among the changes to the U.S. federal income tax rules, the CARES Act restored net operating loss carryback rules that were eliminated by the U.S. Tax Cuts and Jobs Act ("Tax Act"), restored 100% bonus depreciation for qualified improvement property, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of alternative minimum tax credits. With consideration to these changes to federal income tax rules, there is no net impact to the Company's deferred taxes due to the full valuation allowance. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At July 31, 2020, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for the United States and Middle East asset groups. However, triggering events were identified related to the Company's Canada asset group, indicating potential impairment of the asset group's long-lived assets. Therefore, the Company performed a quantitative assessment to determine any potential impairment. After completion of this additional assessment, it was determined that there was no impairment of the Company's long-lived assets for the three and six months ended July 31, 2020 and 2019. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2020 and January 31, 2020 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

	January 31, 2020	Foreign exchange change effect	July 31, 2020
Goodwill	$2,254	$(32)	$2,222

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At July 31, 2020, the Company elected to perform a Step 0 qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's goodwill exceeded its carrying value. The qualitative assessment identified triggering events that indicated potential impairment of the Company's goodwill. Therefore, the Company proceeded to complete the Step 1 analysis to determine any potential impairment. The Step 1 analysis involved a quantitative fair valuation of the reporting unit associated with the Company's goodwill, including a market approach, transaction approach and discounted cash flow analysis. After completion of the Step 1 analysis, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three and six months ended July 31, 2020 and 2019.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020. Prior to the 2017 Plan's expiration, grants were made to the Company's employees, officers and independent directors, as described below.

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At July 31, 2020 the Company had reserved a total of 534,670 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

While the 2017 Plan provided for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, the Company issued only restricted shares and restricted stock units under the 2017 Plan. The 2017 Plan authorized awards to officers, employees, consultants and independent directors.

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The following were the Company's stock-based compensation expenses for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Stock-based compensation expense	$1	$3	$3	$8
Restricted stock-based compensation expense	259	403	476	552
Total stock-based compensation expense	$260	$406	$479	$560

Stock Options

The Company did not grant any stock options during the three or six months ended July 31, 2020. The following tables summarizes the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2020	132	$8.98	3.2	$160
Exercised	-	-	-	-
Expired or forfeited	(13)	-	-	-
Outstanding at July 31, 2020	119	9.20	2.9	4

Exercisable at July 31, 2020	119	$9.20	2.9	$4

No stock options were exercised during the six months ended July 31, 2020.

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2020	3	$7.33	$4
Vested	(3)	-	-
Expired or forfeited	-	-	-
Outstanding at July 31, 2020	-	$-	$-

As of July 31, 2020, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the six months ended July 31, 2020:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2020	321	$8.89	$2,857
Granted	156	5.88
Vested and issued	(63)	8.96
Forfeited or retired for taxes	(36)	8.72
Outstanding at July 31, 2020	378	$7.63	$2,884

As of July 31, 2020, there was $1.9 million of unrecognized compensation expense related to unvested restricted stock granted under the 2017 Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

Note 8 - Income/(loss) per share

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	8,126	7,887	8,087	7,937
Dilutive effect of equity compensation plans	152	315	-	185
Weighted average common shares outstanding assuming full dilution	8,278	8,202	8,087	8,122

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	248	73	197	203
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	152	315	203	185

Note 9 - Debt

Debt totaled $10.5 million and $16.9 million at July 31, 2020 and January 31, 2020, respectively.

Paycheck Protection Program Loan. On May 1, 2020, the Company entered into a loan agreement under the Small Business Administration's Paycheck Protection Program ("PPP") and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%, and the loan had a maturity date of April 28, 2022. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses.  The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program.

Guidance from the American Institute of Certified Public Accountants' ("AICPA") Technical Question and Answer Section 3200.18 states that if a company expects to meet the PPP’s eligibility criteria and concludes that the PPP loan represents, in substance, a grant that is expected to be forgiven, it may analogize to International Accounting Standards ("IAS") 20 - Accounting for Government Grants and Disclosure of Government Assistance to account for the PPP loan.  The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program, although no assurance to that effect can be provided. Therefore, the Company has recognized the earnings impact on a systematic basis over the periods in which the Company recognized as expenses the related costs for which the grants were intended to compensate. We noted that all of these expenses, and thus the related earnings impact, were incurred during the three months ended July 31, 2020.

The IAS 20 guidance allows for recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected the former option, to make a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. As such, we have recognized the proceeds in earnings during the three months ended July 31, 2020. The amounts are recognized in other income in the consolidated statements of operations.

Revolving lines - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender, providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00  at each quarter end on a trailing four-quarter basis; and (iii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis. The Company was in compliance with these covenants as of July 31, 2020.

As of July 31, 2020, the Company had borrowed an aggregate of $2.5 million at rates of 6.25% and 4.17% resulting in a weighted average rate of 4.56% and had $5.2 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the United Arab Emirates (the "U.A.E.") and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at July 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 3.8% and expires in November 2020.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at July 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 4.3% and was originally set to expire in July 2020, however, the expiration has been extended to September 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.5 million at July 31, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable). Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the ability to undertake any additional debt. The facility has an interest rate of approximately 12.8% and was originally set to expire in June 2020, however, the expiration has been extended to September 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of July 31, 2020. On July 31, 2020, interest rates were based on the Emirates Inter Bank Offered Rate ("EIBOR") plus 3.0% to 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the Central Bank of Egypt corridor rate plus 1.5% per annum for the Egypt credit arrangement. Based on these base rates, as of July 31, 2020, the Company's interest rates ranged from 3.8% to 12.8%, with a weighted average rate of 3.76%, and the Company could borrow $20.0 million under these credit arrangements. As of July 31, 2020, $4.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2020, the Company had borrowed $1.0 million, and had an additional $14.7 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of July 31, 2020 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 4.55% at July 31, 2020. Principal payments began in January 2018.

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

Note 10 - Leases

Finance Leases. In 2019, the Company obtained two finance leases for a total of CAD 1.1 million (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were 8.0% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature in August 2023.  In 2017, the Company obtained three finance leases for a total of CAD 1.1 million (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases range from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature between April 2021 to September 2022.

In August 2016, the Company obtained a finance lease for 0.6 million Indian Rupees (approximately $8 thousand at the prevailing exchange rate on the transaction date) to finance vehicle equipment. The interest rate for this finance lease was 15.6% per annum with monthly principal and interest payments of less than $1 thousand. This lease expired in July 2019.

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

At July 31, 2020, the Company had total operating lease liabilities of $11.9 million and total operating ROU assets of $10.9 million, which are reflected in the consolidated balance sheet. At July 31, 2020, the Company also had total finance lease liabilities of $0.9 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $1.0 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	July 31, 2020	January 31, 2020
Finance leases assets:
Property and Equipment - gross	$1,659	$1,696
Accumulated depreciation and amortization	(640)	(551)
Property and Equipment - net	$1,019	$1,145

Finance lease liabilities:
Finance lease liability short-term	$375	$417
Finance lease liability long-term	502	677
Total finance lease liabilities	$877	$1,094

Operating lease assets:
Operating lease ROU assets	$10,889	$11,475

Operating lease liabilities:
Operating lease liability short-term	$1,338	$1,040
Operating lease liability long-term	10,563	11,214
Total operating lease liabilities	$11,901	$12,254

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Six Months Ended July 31, 2020	Six Months Ended July 31, 2019
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$53	$51	$101	$102
Interest on lease liabilities	Interest expense	18	8	37	17
Operating lease costs	Cost of sales, SG&A expenses	610	581	1,222	1,132
Short-term lease costs (1)	Cost of sales, SG&A expenses	213	82	236	266
Sub-lease income	SG&A expenses	(20)	(20)	(40)	(40)
Total Lease costs		$874	$702	$1,556	$1,477

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

	Six Months Ended July 31, 2020	Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$202	$103
Operating cash flows from finance leases	$37	17
Operating cash flows from operating leases	$1,385	1,127

Six Months Ended July 31, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	53

Weighted-average lease terms and discount rates are as follows:

July 31, 2020
Weighted-average remaining lease terms (in years):
Finance leases	2.6
Operating leases	8.3

Weighted-average discount rates:
Finance leases	7.7%
Operating leases	7.9%

Maturities of lease liabilities as of July 31, 2020, are as follows:

Year:	Operating Leases	Finance Leases
For the six months ended January 31, 2021	$949	$239
For the year ended January 31, 2022	2,340	325
For the year ended January 31, 2023	2,229	264
For the year ended January 31, 2024	2,061	142
For the year ended January 31, 2025	1,330	-
For the year ended January 31, 2026	1,144	-

Thereafter	6,214	-
Total lease payments	16,267	970
Less: amount representing interest	(4,366)	(93)
Total lease liabilities at July 31, 2020	$11,901	$877

Rent expense on operating leases, which is recorded on straight-line basis, was $0.8 million and $0.7 million for the three months ended July 31, 2020 and 2019, and $1.5 million and $1.4 million for the six months ended July 31, 2020 and 2019, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.2 million as of July 31, 2020 and 2019, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

	July 31, 2020	July 31, 2019
Cash and cash equivalents	$9,106	$8,052
Restricted cash	1,150	1,167
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,256	$9,219

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which removes disclosures that are no longer considered cost beneficial, clarifies specific requirements of existing disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company will adopt this standard in its Annual Report on Form 10-K footnote disclosures for the year ended January 31, 2021 and does not expect a material impact on the financial statements of the Company.

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

COVID-19 and Depressed Oil and Gas Market Impact

In January 2020, an outbreak of novel coronavirus (also known as "COVID-19") started in Wuhan, China. The virus was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the rapid spread of the virus, national and local governments have instituted varying levels of actions to contain the virus's spread.

As of the date of filing this Form 10-Q, all of the Company’s plants are operating and, to date, the Compay's global supply chains have not been materially affected by the global pandemic. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased oil prices, the Company has updated its forecasts more frequently during this period to determine the continuing financial impact of these events on the Company’s results of operations. The resulting actions from these reforecasts included reducing planned capital expenditures and non-essential operating expenses. With the actions taken, the Company believes it will remain in compliance with its debt covenants under its Senior Credit Facility; however, foreign cash can be repatriated to maintain debt covenant compliance if necessary.

On May 1, 2020, the Company entered into a loan agreement under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses. The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program, although no assurance to that effect can be provided. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the program rules.

Based on the facts and circumstances of the Company's loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the three months ended July 31, 2020. The amounts are recognized in other income in the consolidated statements of operations.

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the Canadian Emergency Wage Subsidy ("CEWS") program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. PPCA was approved for and received approximately $0.6 million in grants under the program during the six months ended July 31, 2020. The CEWS program is scheduled to continue through November 2020. PPCA plans to apply for additional grants under the program, however there is no guarantee that PPCA will be granted any additional funds under the program. The CEWS proceeds are recognized in other income in the consolidated statements of operations.

The Company’s results of operations, financial condition, liquidity and cash flow in 2020 have been adversely affected by the COVID-19 pandemic and the current depressed market prices for oil and gas and will likely continue to be materially adversely affected, the extent to which remains unclear at this time. See Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K for additional information.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results could be significantly impacted in the future as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended July 31,						Six Months Ended July 31,
	2020		2019		Change favorable/(unfavorable)		2020		2019		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent
Net sales	$20,364		$36,667		$(16,303)	(44%)	$43,106		$60,943		$(17,837)	(29%)

Gross profit	2,364	12%	9,653	26%	(7,289)	(76%)	5,831	14%	14,375	24%	(8,544)	(59%)

General and administrative expenses	4,488	22%	4,814	13%	326	7%	8,792	20%	9,271	15%	479	5%

Selling expense	1,331	7%	1,416	4%	85	6%	2,978	7%	2,676	4%	(302)	(11%)

Interest expense, net	118		209		91	44%	304		419		115	27%

Other income	3,739		241		3,498	1451%	3,674		256		3,418	1335%

Income/(loss) from operations before income taxes	166		3,455		(3,289)	(95%)	(2,569)		2,265		(4,834)	(213%)

Income tax (benefit)/expense	(101)		(265)		(164)	(62%)	(315)		47		362	770%

Net income/(loss)	267		3,720		(3,453)	(93%)	(2,254)		2,218		(4,472)	(202%)

Three months ended July 31, 2020 ("current quarter") vs. Three months ended July 31, 2019 ("prior year quarter")

Net sales:

Net sales were $20.4 million in the current quarter, a decrease of $16.3 million, or 44%, from $36.7 million in the prior year quarter. The decrease in the Company's our Canadian and offshore Gulf of Mexico businesses resulted from the impact of lower oil prices combined with project delays in the Company's U.S. and Middle East district heating and cooling businesses arising as a result of the COVID-19 pandemic.

Gross profit:

Gross profit decreased to $2.4 million, or 12% of net sales, in the current quarter from $9.7 million, or 26% of net sales, in the prior year quarter. This decrease was primarily driven by lower sales volumes.

General and administrative expenses:

General and administrative expenses decreased to $4.5 million in the current quarter from $4.8 million in the prior year quarter. This decrease was primarily driven by cost cutting measures enacted as a result of the COVID-19 pandemic.

Selling expenses:

Selling expenses decreased to $1.3 million in the current quarter, compared to $1.4 million in the prior year quarter due primarily to lower personnel costs.

Interest expense, net:

Net interest expense decreased to $0.1 million in the current quarter, compared to $0.2 million in the prior year quarter. This decrease was driven by lower interest rates on borrowings during the period.

Other income:

Other income increased to $3.7 million in the current quarter, compared to $0.2 million in the prior year quarter, an increase of $3.5 million. This increase was primarily the result of recognition of the Company's reasonable expectation of forgiveness of its PPP loan proceeds during the period of $3.2 million.

Income/(loss) from operations before income taxes:

Income from operations before income taxes decreased by $3.3 million to $0.2 million in the current quarter from $3.5 million in the prior year quarter. The decrease resulted from lower revenues in North America due to declines in oil prices and certain of the Company's Middle East and U.S. district heating and cooling operations due to project delays as a result of the COVID-19 pandemic. The negative impact of these lower revenues was offset by increased income from the Company's new operations in Egypt and by reduced overhead as a consequence of cost reduction initiatives.

Income tax (benefit)/expense:

The Company's worldwide effective tax rates ("ETR") were (56.8%) and (7.6%) in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter was largely due to changes in the mix of income and loss in various jurisdictions, as well as the impact of the lower current quarter pre-tax income as compared to the prior year quarter.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.4 million as of July 31, 2020 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income:

The resulting net income of $0.3 million in the current quarter was a decline of $3.4 million over the net income of $3.7 million in the prior year quarter. The decrease resulted from lower revenues in North America due to declines in oil prices and certain of the Company's Middle East and U.S. district heating and cooling operations due to project delays as a result of the COVID-19 pandemic. The negative impact of these lower revenues was offset by increased income from the Company's new operations in Egypt and by reduced overhead as a consequence of cost reduction initiatives.

Six months ended July 31, 2020 ("year-to-date") vs. Six months ended July 31, 2019 ("prior year year-to-date")

Net sales:

Net sales were $43.1 million in the current year-to-date, a decrease of $17.8 million, or 29%, from $60.9 million in the prior year year-to-date. The decrease resulted from lower revenues in North America due to declines in oil prices and certain of the Company's Middle East and U.S. district heating and cooling operations due to project delays as a result of the COVID-19 pandemic.

Gross profit:

Gross profit decreased to $5.8 million, or 14% of net sales, in the current year-to-date from $14.4 million, or 24% of net sales, in the prior year year-to-date. This decrease was primarily driven by lower sales volumes.

General and administrative expenses:

General and administrative expenses decreased to $8.8 million in the current year-to-date from $9.3 million in the prior year year-to-date. This decrease was primarily driven by cost cutting measures enacted as a result of the COVID-19 pandemic.

Selling expenses:

Selling expenses increased to $3.0 million in the current year-to-date, compared to $2.7 million in the prior year year-to-date, an increase of $0.3 million, or 11%. This increase was primarily due to payroll expenses for additional sales employees added in 2019.

Interest expense, net:

Net interest expense decreased to $0.3 million in the current year-to-date, compared to $0.4 million in the prior year year-to-date. This decrease was driven by lower interest rates on borrowings during the period.

Other income:

Other income increased to $3.7 million in the current year-to-date, compared to $0.3 million in the prior year year-to-date, an increase of $3.4 million. This increase was primarily the result of recognition of the Company's reasonable expectation of forgiveness of the PPP loan proceeds during the period of $3.2 million.

Income/(loss) from operations before income taxes:

Income/(loss) from operations before income taxes decreased by $4.8 million to a loss of $2.6 million in the current year-to-date from income of $2.2 million in the prior year year-to-date. The decrease resulted from lower revenues in North America due to declines in oil prices and certain of the Company's Middle East and U.S. district heating and cooling operations due to project delays as a result of the COVID-19 pandemic. The negative impact of these lower revenues was offset by increased income from the Company's new operations in Egypt and by reduced overhead as a consequence of cost reduction initiatives.

Income tax (benefit)/expense:

The Company's worldwide ETRs were 12.3% and 2.1% in the current year-to-date and the prior year year-to-date, respectively. The change in the ETR from the prior year year-to-date to the current year year-to-date was largely due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of the Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.4 million as of July 31, 2020 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income/(loss):

The resulting net loss of $2.3 million in the current year-to-date was a decline of $4.5 million over the net income of $2.2 million in the prior year year-to-date. The decrease resulted from lower revenues in North America due to declines in oil prices and certain of the Company's Middle East and U.S. district heating and cooling operations due to project delays as a result of the COVID-19 pandemic. The negative impact of these lower revenues was offset by increased income from the Company's new operations in Egypt and by reduced overhead as a consequence of cost reduction initiatives.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2020 were $9.1 million compared to $13.4 million on January 31, 2020. On July 31, 2020, $0.2 million was held in the U.S., and $8.9 million was held at the Company's foreign subsidiaries. The Company's working capital was $31.1 million on July 31, 2020 compared to $31.4 million on January 31, 2020. Of the working capital components, cash decreased $4.3 million as the result of the movements discussed below.

Net cash provided by operating activities in the current quarter was $2.6 million, as compared to net cash used in operating activities of $0.9 million in the prior year quarter. This increase was primarily due to the Company collecting more accounts receivable and purchasing less inventory for projects in the current quarter compared to the prior year quarter.

Net cash used in investing activities in the current quarter and prior year quarter was $0.8 million and $1.0 million, respectively. This was due to a decrease in investments in fixed assets needed for the operation of the business, including the deferral of certain capital expenditures until the global markets recover from the current downturn.

Net cash used in financing activities in the current quarter and prior year quarter was $6.3 million and $1.6 million, respectively. The primary reason for this change was that during the prior year quarter the Company's repayments exceeded its borrowings under its revolving credit facility by approximately $1.3 million, whereas in the current quarter, repayments exceeded borrowings by approximately $5.8 million. Debt totaled $10.5 million and $16.9 million as of July 31, 2020 and January 31, 2020, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

Revolving line - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender, providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis; and (iii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis. The Company was in compliance with these requirements as of July 31, 2020.

As of July 31, 2020, the Company had borrowed an aggregate of $2.5 million at a rate of 6.25% and 4.17% resulting in a weighted average rate of 4.56% and had $5.2 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below. The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at July 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 3.8% and expires in November 2020.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at July 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 4.3% and was originally set to expire in July 2020, however, the expiration has been extended to September 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.5 million at July 31, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable). Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the ability to undertake any additional debt. The facility has an interest rate of approximately 12.8% and was originally set to expire in June 2020, however, the expiration has been extended to September 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of July 31, 2020. On July 31, 2020, interest rates were based on the Emirates Inter Bank Offered Rate ("EIBOR") plus 3.0% to 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the Central Bank of Egypt corridor rate plus 1.5% per annum for the Egypt credit arrangement. Based on these base rates, as of July 31, 2020, the Company's interest rates ranged from 3.8% to 12.8%, with a weighted average rate of 3.76%, and the Company could borrow $20.0 million under these credit arrangements. As of July 31, 2020, $4.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2020, the Company had borrowed $1.0 million, and had an additional $14.7 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of July 31, 2020 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Additional Liquidity from the PPP

On May 1, 2020, the Company entered into a loan agreement under the SBA's PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%, and the loan had a maturity date of April 28, 2022. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses. The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program, although no assurance to such effect may be provided. Under the current provisions of the CARES Act, any recipients of a PPP loan may be subject to an audit to confirm they qualify for the loan and that the proceeds were used for qualified expenses as prescribed by the program rules.

Based on the facts and circumstances of the Company's loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the three months ended July 31, 2020. The amounts are recognized in other income in the consolidated statements of operations.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $37.8 million as of July 31, 2020, with a remaining balance due in the amount of $4.1 million. Included in this balance is an amount of $3.6 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $1.6 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount, but due to the current global pandemic and associated government shutdowns, has not made any collections during the six months ended July 31, 2020. During fiscal 2019, the Company received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. During the first quarter of 2020, the Company has certified invoices of $0.5 million in the process of collection. In August 2020, the Company received approximately $0.2 million from the customer and additional receipts are expected in September 2020 and throughout the remainder of the year. As a result, the Company did not reserve any allowance against this amount as of July 31, 2020. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2020. Based upon the foregoing and the material weakness remediation activities implemented by the Company as described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management has previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company’s revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. This accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting.

As described below, the Company has adopted and implemented policies and procedures to ensure that personnel will not deviate from the Company's standard accounting policies and perform monthly reviews that will result in appropriate revenue recognition.

Notwithstanding the material weakness described above, the Company's management, including the Chief Executive Officer and Chief Financial Officer, based on the remediation activities implemented by the Company as described below, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company's auditors identified an accounting error during the audit of the Company's financial statements for the fiscal year ended January 31, 2020 related to the Company's revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. The accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting. As a result of the material weakness identified, the Company has updated its internal control over financial reporting as discussed in its remediation plan below.

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

•	Implemented a monthly meeting between accounting personnel to discuss and analyze the asset and liability work-in-process accounts to identify any specific projects that require further investigation.

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

Perma-Pipe International Holdings, Inc.

Date:	September 9, 2020	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2020	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)