Form 10-Q
period 2020-10-31
Perma-Pipe International Holdings, Inc.
filed 2020-12-21
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020.

Commission File No. 001-32530

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

On December 18, 2020, there were 8,164,989 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2020

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net sales	$20,294	$34,457	$63,399	$95,400
Cost of sales	17,356	26,814	54,630	73,382
Gross profit	2,938	7,643	8,769	22,018

Operating expenses
General and administrative expenses	4,528	4,636	13,320	13,907
Selling expenses	1,174	1,354	4,153	4,030
Total operating expenses	5,702	5,990	17,473	17,937

Income/(loss) from operations	(2,764)	1,653	(8,704)	4,081

Interest expense, net	107	194	411	612
Other income/(expense)	(2)	95	3,672	351
Income/(loss) from operations before income taxes	(2,873)	1,554	(5,443)	3,820

Income tax (benefit)/expense	(23)	1,699	(339)	1,747

Net income/(loss)	$(2,850)	$(145)	$(5,104)	$2,073

Weighted average common shares outstanding
Basic	8,165	8,037	8,113	7,970
Diluted	8,165	8,037	8,113	8,272

Income/(loss) per share
Basic	(0.35)	(0.02)	(0.63)	0.26
Diluted	(0.35)	(0.02)	(0.63)	0.25

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net income/(loss)	$(2,850)	$(145)	$(5,104)	$2,073

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	110	12	(104)	53
Other comprehensive income/(loss)	110	12	(104)	53

Comprehensive income/(loss)	$(2,740)	$(133)	$(5,208)	$2,126

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,593	$13,371
Restricted cash	1,154	1,287
Trade accounts receivable, less allowance for doubtful accounts of $411 at October 31, 2020 and $407 at January 31, 2020	26,441	29,402
Inventories, net	12,094	14,498
Prepaid expenses and other current assets	5,022	3,531
Costs and estimated earnings in excess of billings on uncompleted contracts	1,362	2,166
Total current assets	52,666	64,255
Property, plant and equipment, net of accumulated depreciation	26,958	28,629
Other assets
Operating lease right-of-use asset	13,762	11,475
Deferred tax assets	604	293
Goodwill	2,237	2,254
Other assets	3,532	5,319
Total other assets	20,135	19,341
Total assets	$99,759	$112,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$7,905	$9,577
Accrued compensation and payroll taxes	1,760	1,190
Commissions and management incentives payable	322	1,759
Revolving line - North America	1,803	8,577
Current maturities of long-term debt	1,732	1,458
Customers' deposits	2,098	2,202
Outside commission liability	1,661	1,755
Operating lease liability short-term	1,408	1,040
Other accrued liabilities	3,002	3,444
Billings in excess of costs and estimated earnings on uncompleted contracts	672	1,173
Income taxes payable	1,000	664
Total current liabilities	23,363	32,839
Long-term liabilities
Long-term debt, less current maturities	6,194	6,717
Deferred compensation liabilities	4,487	4,199
Deferred tax liabilities	583	1,052
Operating lease liability long-term	13,477	11,214
Other long-term liabilities	661	575
Total long-term liabilities	25,402	23,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,165 issued and outstanding at October 31, 2020 and 8,048 issued and outstanding at January 31, 2020	82	80
Additional paid-in capital	60,595	60,024
Accumulated deficit	(5,819)	(715)
Accumulated other comprehensive loss	(3,864)	(3,760)
Total stockholders' equity	50,994	55,629
Total liabilities and stockholders' equity	$99,759	$112,225

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Revised total stockholders' equity at January 31, 2019	$79	$58,793	$(4,291)	$(2,880)	$51,701

Net loss	-	-	(1,502)	-	(1,502)
Common stock issued under stock plans, net of shares used for tax withholding	-	79	-	-	79
Stock-based compensation expense	-	154	-	-	154
Foreign currency translation adjustment	-	-	-	(317)	(317)
Total stockholders' equity at April 30, 2019	$79	$59,026	$(5,793)	$(3,197)	$50,115

Net income	-	-	3,720	-	3,720
Common stock issued under stock plans, net of shares used for tax withholding	1	43	-	-	44
Stock-based compensation expense	-	406	-	-	406
Foreign currency translation adjustment	-	-	-	358	358
Total stockholders' equity at July 31, 2019	$80	$59,475	$(2,073)	$(2,839)	$54,643

Net loss	-	-	(145)	-	(145)
Common stock issued under stock plans, net of shares used for tax withholding	-	53	-	-	53
Stock-based compensation expense	-	226	-	-	226
Foreign currency translation adjustment	-	-	-	12	12
Total stockholders' equity at October 31, 2019	$80	$59,754	$(2,218)	$(2,827)	$54,789

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2020	$80	$60,024	$(715)	$(3,760)	$55,629

Net loss	-	-	(2,521)	-	(2,521)
Stock-based compensation expense	-	219	-	-	219
Foreign currency translation adjustment	-	-	-	(367)	(367)
Total stockholders' equity at April 30, 2020	$80	$60,243	$(3,236)	$(4,127)	$52,960

Net income	-	-	267	-	267
Common stock issued under stock plans, net of shares used for tax withholding	2	(193)	-	-	(191)
Stock-based compensation expense	-	260	-	-	260
Foreign currency translation adjustment	-	-	-	153	153
Total stockholders' equity at July 31, 2020	$82	$60,310	$(2,969)	$(3,974)	$53,449

Net loss	-	-	(2,850)	-	(2,850)
Stock-based compensation expense	-	285	-	-	285
Foreign currency translation adjustment	-	-	-	110	110
Total stockholders' equity at October 31, 2020	$82	$60,595	$(5,819)	$(3,864)	$50,994

Shares	2020	2019
Balances at beginning of year	8,048,006	7,854,322
Shares issued	116,983	193,684
Balances at period end	8,164,989	8,048,006

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2020	2019
Operating activities
Net income/(loss)	$(5,104)	$2,073
Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities
Depreciation and amortization	3,616	3,349
Deferred tax benefit	(763)	(288)
Equity-based compensation expense	764	786
(Gain)/loss on disposal of fixed assets	(2)	154
Provision on uncollectible accounts	6	49
Changes in operating assets and liabilities
Accounts receivable	1,226	2,960
Inventories	2,383	(3,980)
Contract assets and contract liabilities	302	(2,929)
Accounts payable	(1,606)	525
Accrued compensation and payroll taxes	(1,087)	(199)
Customers' deposits	(107)	(704)
Income taxes receivable and payable	102	80
Prepaid expenses and other current assets	(1,518)	1,523
Other assets and liabilities	3,757	(601)
Net cash provided by operating activities	1,969	2,798
Investing activities
Capital expenditures	(1,633)	(1,423)
Proceeds from sales of property and equipment	2	-
Net cash used in investing activities	(1,631)	(1,423)
Financing activities
Proceeds from revolving lines	36,563	61,281
Payments of debt on revolving lines of credit	(42,988)	(61,613)
Proceeds from term loan	19	-
Payments of other debt	(269)	(276)
Decrease in drafts payable	(49)	(162)
Payments on finance lease obligations	(310)	(185)
Stock options exercised and restricted shares retired for tax	(192)	176
Net cash used in financing activities	(7,226)	(779)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	26
Net increase/(decrease) in cash, cash equivalents and restricted cash	(6,911)	622
Cash, cash equivalents and restricted cash - beginning of period	14,658	12,737
Cash, cash equivalents and restricted cash - end of period	$7,747	$13,359
Supplemental cash flow information
Interest paid	$421	$609
Income taxes paid	83	1,961
Fixed assets acquired under capital leases - non-cash	-	848

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2020

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2020 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2020 and 2019 are for the three and nine months ended October 31, 2020 and 2019, and for the fiscal years ended January 31, 2021 and 2020, respectively.

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

One of the Company’s accounts receivable in the total amount of $3.9 million and $4.1 million as of October 31, 2020 and January 31, 2020, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon the commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $1.6 million and $2.1 million were included in the balance of other long-term assets as of October 31, 2020 and January 31, 2020, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. During the first quarter of 2020, the Company certified invoices of $0.5 million in the process of collection. During the third quarter of 2020, the Company received approximately $0.2 million from the customer and additional receipts are expected in the fourth quarter of 2020 and in 2021. The Company continues to engage with the customer to ensure full payment of open balances, and during fiscal 2019 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of October 31, 2020. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended October 31, 2020, no individual customer accounted for 10% of the Company’s consolidated net sales, and during the same period in 2019, one individual customer accounted for 16% of the Company's consolidated net sales. For the nine months ended October 31, 2020, no individual customer accounted for more than 10% of the Company's consolidated net sales, and during the same period in 2019, one individual customer accounted for 11% of the Company's consolidated net sales.

At October 31, 2020 and January 31, 2020, one customer accounted for 10.1% and 13.3% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2020 and 2019 are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	$2,435	12%	$2,448	7%	$8,603	14%	$13,205	14%

Specialty Piping Systems and Coating
Revenue recognized under input method	8,252	41%	14,363	42%	26,597	42%	38,601	40%
Revenue recognized under output method	9,607	47%	17,646	51%	28,199	44%	43,594	46%
Total	$20,294	100%	$34,457	100%	$63,399	100%	$95,400	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of October 31, 2020 will be billed and collected within one year.

During the three months ended October 31, 2020, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. This expense was offset by funds received under the CEWS program in Canada. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income/(expense) in the consolidated statements of operations.

The following tables set forth the changes in the Company's contract assets and liabilities for the periods indicated. In addition to these amounts, the Company has recorded $1.4 million of unbilled receivables from its subsidiaries in the Middle East in prepaid expenses and other current assets on its consolidated balance sheet as of October 31, 2020.

Contract Assets
Balance January 31, 2019	$1,653
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,038)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	1,368
Closing Balance at April 30, 2019	$1,983
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,509)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,000
Closing Balance at July 31, 2019	$3,474
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,799)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	2,688
Closing Balance at October 31, 2019	$4,363

Balance January 31, 2020	$2,166
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(2,896)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	3,630
Closing Balance at April 30, 2020	$2,900
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(1,743)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	593
Closing Balance at July 31, 2020	$1,750
Costs and gross profit recognized during the period for uncompleted contracts from the prior period	(930)
Costs and deferred gross profit incurred on uncompleted contracts not billed at the end of the current period	542
Closing Balance at October 31, 2020	$1,362

Contract Liabilities
Balance January 31, 2019	$1,569
Revenue recognized during the period for uncompleted contracts from the prior period	(444)
New contracts entered into that are uncompleted at the end of the current period	721
Closing Balance at April 30, 2019	$1,846
Revenue recognized during the period for uncompleted contracts from the prior period	(1,250)
New contracts entered into that are uncompleted at the end of the current period	545
Closing Balance at July 31, 2019	$1,141
Revenue recognized during the period for uncompleted contracts from the prior period	(774)
New contracts entered into that are uncompleted at the end of the current period	984
Closing Balance at October 31, 2019	$1,351

Balance January 31, 2020	$1,173
Revenue recognized during the period for uncompleted contracts from the prior period	(17)
New contracts entered into that are uncompleted at the end of the current period	(95)
Closing Balance at April 30, 2020	$1,061
Revenue recognized during the period for uncompleted contracts from the prior period	631
New contracts entered into that are uncompleted at the end of the current period	(925)
Closing Balance at July 31, 2020	$767
Revenue recognized during the period for uncompleted contracts from the prior period	104
New contracts entered into that are uncompleted at the end of the current period	(199)
Closing Balance at October 31, 2020	$672

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

The Company's effective tax rate ("ETR") from operations in the third quarter and year-to-date in fiscal 2020 was 0.8% and 6.2% compared to 127.8% and 48.6% during the respective prior year periods. The change in the ETR from the prior year quarter to the current year quarter is largely due to the impact of tax rates in various jurisdictions and the changing mix of taxable income and loss in those jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties at October 31, 2020, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

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

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At October 31, 2020, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for the United States and Middle East asset groups. However, triggering events were identified related to the Company's Canada asset group, indicating potential impairment of the asset group's long-lived assets. Therefore, the Company performed a quantitative assessment to determine any potential impairment. After completion of this additional assessment, it was determined that there was no impairment of the Company's long-lived assets for the three and nine months ended October 31, 2020 and 2019. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2020 and January 31, 2020 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

	January 31, 2020	Foreign exchange change effect	October 31, 2020
Goodwill	$2,254	$(17)	$2,237

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At October 31, 2020, the Company elected to perform a Step 0 qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's goodwill exceeded its carrying value. The qualitative assessment identified triggering events that indicated potential impairment of the Company's goodwill. Therefore, the Company proceeded to complete the Step 1 analysis to determine any potential impairment. The Step 1 analysis involved a quantitative fair valuation of the reporting unit associated with the Company's goodwill, including a market approach, transaction approach and discounted cash flow analysis. After completion of the Step 1 analysis, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three and nine months ended October 31, 2020 and 2019, however there can be no assurance that a future impairment charge will not be required.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020. Prior to the 2017 Plan's expiration, grants were made to the Company's employees, officers and independent directors, as described below.

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At October 31, 2020 the Company had reserved a total of 529,570 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The following were the Company's stock-based compensation expenses for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Stock-based compensation expense	$-	$2	$3	$10
Restricted stock-based compensation expense	285	224	761	776
Total stock-based compensation expense	$285	$226	$764	$786

Stock Options

The Company did not grant any stock options during the three or nine months ended October 31, 2020. The following tables summarizes the Company's stock option activity:

Option activity	No. of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2020	132	$8.98	3.2	$160
Expired or forfeited	(18)	-	-	-
Outstanding at October 31, 2020	114	9.20	2.6	-

Exercisable at October 31, 2020	114	$9.20	2.6	$-

No stock options were exercised during the nine months ended October 31, 2020.

Unvested option activity	No. of Shares Underlying Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 31, 2020	3	$7.33	$4
Vested	(3)	-	-
Expired or forfeited	-	-	-
Outstanding at October 31, 2020	-	$-	$-

As of October 31, 2020, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the nine months ended October 31, 2020:

Restricted stock activity	Restricted Shares	Weighted Average Grant Price Per Share	Aggregate Intrinsic Value
Outstanding at January 31, 2020	321	$8.89	$2,857
Granted	156	5.88
Vested and issued	(63)	8.96
Forfeited or retired for taxes	(38)	8.20
Outstanding at October 31, 2020	376	$7.61	$2,857

As of October 31, 2020, there was $1.6 million of unrecognized compensation expense related to unvested restricted stock granted under the 2017 Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

Note 8 - Income/(loss) per share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	8,165	8,037	8,113	7,970
Dilutive effect of equity compensation plans	-	-	-	302
Weighted average common shares outstanding assuming full dilution	8,165	8,037	8,113	8,272

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	227	83	223	68
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	165	287	169	302

Note 9 - Debt

Debt totaled $9.7 million and $16.9 million at October 31, 2020 and January 31, 2020, respectively.

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

Guidance from the American Institute of Certified Public Accountants' ("AICPA") Technical Question and Answer Section 3200.18 states that if a company expects to meet the PPP’s eligibility criteria and concludes that the PPP loan represents, in substance, a grant that is expected to be forgiven, it may analogize to International Accounting Standards ("IAS") 20 - Accounting for Government Grants and Disclosure of Government Assistance to account for the PPP loan.  The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program, although no assurance to that effect can be provided. Therefore, the Company has recognized the earnings impact on a systematic basis over the periods in which the Company recognized as expenses the related costs for which the grants were intended to compensate. We noted that all of these expenses, and thus the related earnings impact, were incurred during the nine months ended October 31, 2020.

The IAS 20 guidance allows for recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected the former option, to make a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. As such, we have recognized the proceeds in earnings during the nine months ended October 31, 2020. The amounts are recognized in other income in the consolidated statements of operations.

Revolving lines - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of its EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) ("fixed charge coverage ratio") to be not less than 1.10 to 1.00  at each quarter end on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a fixed charge coverage ratio of not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis.

Due to project delays as a result of the COVID-19 pandemic, as of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries.

On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the United Arab Emirates. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.2 million. The Amendment and Waiver also eliminates the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

The amended fixed charge coverage ratio requirements for the Company and its subsidiaries under the Amendment and Waiver are (i) 1.25 to 1.00 for the six-month period ending April 30, 2021 and (ii) 1.25 to 1.00 for the nine-month period ending July 31, 2021. The amended fixed charge coverage ratio requirements for the North American Loan Parties under the Amendment and Waiver are (i) 1.10 to 1.00 for the three-month period ending January 31, 2021; (ii) 1.10 to 1.00 for the six-month period ending April 30, 2021; and (iii) 1.10 to 1.00 for the nine-month period ending July 31, 2021.  In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant.  As of October 31, 2020, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.2 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. The Company estimates that it may need to repatriate cash of up to $1.3 million in the next six months. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation.

The Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued based on the following:

●	The Company’s execution of the Amendment and Waiver described above,
●	The Company’s ability to repatriate cash from its foreign subsidiaries to cure any future covenant defaults without any material cost or tax consequences,
●	The Company expects an increase in business activity and cash flow from operations over the remaining term of the Amendment and Waiver,
●	Management expects to be able to borrow within the reduced availability parameters noted above, and
●

The Company’s planned capital expenditures have some flexibility in the timing of the spend, allowing the Company to defer cash spending if necessary to aid compliance with loan covenants in the future.

As of October 31, 2020, the Company had borrowed an aggregate of $1.8 million at rates of 6.25% and 4.15% resulting in a weighted average rate of 5.09% and had $5.8 million available under the

Senior Credit Facility, before application of the $2.0 million availability block noted above in connection with the Amendment and Waiver.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the United Arab Emirates (the "U.A.E.") and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at October 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 3.7% and was originally set to expire in November 2020, however, the expiration has been extended to December 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at October 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 4.2% and was originally set to expire in July 2020, however, the expiration has been extended to December 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.7 million at October 31, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 11.6% and was originally set to expire in June 2020, however, the expiration was extended to January 2021 due to the global pandemic and inability to finalize renewal documentation prior to that time.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of October 31, 2020. On October 31, 2020, interest rates were based on the Emirates Inter Bank Offered Rate ("EIBOR") plus 3.0% to 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the Central Bank of Egypt corridor rate plus 1.5% per annum for the Egypt credit arrangement. Based on these base rates, as of October 31, 2020, the Company's interest rates ranged from 3.7% to 11.6%, with a weighted average rate of 3.88%, and the Company could borrow $20.2 million under these credit arrangements. As of October 31, 2020, $4.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2020, the Company had borrowed $1.0 million, and had an additional $14.7 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2020 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 4.55% at October 31, 2020. Principal payments began in January 2018.

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

Note 10 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company intends to build a facility. The annual payments are initially expected to be approximately 1.2 million Dirhams (approximately $0.3 million at October 31, 2020), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments are deferred until August 2022. The lease expires in August 2050.

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

The Company has several significant operating lease agreements, with lease terms of one to 14 years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use ("ROU") assets as the Company is not reasonably certain to exercise the options.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At October 31, 2020, the Company had total operating lease liabilities of $14.9 million and total operating ROU assets of $13.8 million, which are reflected in the consolidated balance sheet. At October 31, 2020, the Company also had total finance lease liabilities of $0.8 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $1.0 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	October 31, 2020	January 31, 2020
Finance leases assets:
Property and Equipment - gross	$1,683	$1,696
Accumulated depreciation and amortization	(700)	(551)
Property and Equipment - net	$983	$1,145

Finance lease liabilities:
Finance lease liability short-term	$333	$417
Finance lease liability long-term	446	677
Total finance lease liabilities	$779	$1,094

Operating lease assets:
Operating lease ROU assets	$13,762	$11,475

Operating lease liabilities:
Operating lease liability short-term	$1,408	$1,040
Operating lease liability long-term	13,477	11,214
Total operating lease liabilities	$14,885	$12,254

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2020	Nine Months Ended October 31, 2019
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$50	$53	$151	$155
Interest on lease liabilities	Interest expense	17	18	54	36
Operating lease costs	Cost of sales, SG&A expenses	682	579	1,904	1,716
Short-term lease costs (1)	Cost of sales, SG&A expenses	53	140	289	401
Sub-lease income	SG&A expenses	(21)	(20)	(61)	(61)
Total Lease costs		$781	$770	$2,337	$2,247

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended October 31, 2020	Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$310	$185
Operating cash flows from finance leases	54	17
Operating cash flows from operating leases	1,713	1,127

Nine Months Ended October 31, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	3,255

Weighted-average lease terms and discount rates are as follows:

October 31, 2020
Weighted-average remaining lease terms (in years):
Finance leases	2.5
Operating leases	12.9

Weighted-average discount rates:
Finance leases	7.7%
Operating leases	7.9%

Maturities of lease liabilities as of October 31, 2020, are as follows:

Year:	Operating Leases	Finance Leases
For the three months ended January 31, 2021	$630	$121
For the year ended January 31, 2022	2,360	328
For the year ended January 31, 2023	2,406	266
For the year ended January 31, 2024	2,392	143
For the year ended January 31, 2025	1,662	-
For the year ended January 31, 2026	1,475	-

Thereafter	14,339	-
Total lease payments	25,264	858
Less: amount representing interest	(10,379)	(79)
Total lease liabilities at October 31, 2020	$14,885	$779

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million and $0.7 million for the three months ended October 31, 2020 and 2019, and $2.2 million and $2.0 million for the nine months ended October 31, 2020 and 2019, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.2 million and $1.1 million as of October 31, 2020 and 2019, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

	October 31, 2020	October 31, 2019
Cash and cash equivalents	$6,593	$12,221
Restricted cash	1,154	1,138
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,747	$13,359

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

Note 14 - Subsequent events

As described in more detail in Note 9 - Debt, on December 18, 2020, the Company entered into the Amendment and Waiver with PNC, which (i) reflected PNC's waiver of the Company's failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company's Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenant requirements under the Credit Agreement.

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

COVID-19 and Depressed Oil and Gas Market Impact

In late 2019, an outbreak of novel coronavirus (also known as "COVID-19") began. The virus was recognized as a pandemic by the World Health Organization on March 11, 2020. In response to the rapid spread of the virus, national and local governments have instituted varying levels of actions to contain the virus's spread.

As of the date of filing this Form 10-Q, all of the Company’s plants are operating and, to date, the Company's global supply chains have not been materially affected by the global pandemic. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased oil prices, the Company has updated its forecasts more frequently during this period to determine the continuing financial impact of these events on the Company’s results of operations, financial condition and liquidity. The resulting actions from these reforecasts included reducing planned capital expenditures, non-essential operating expenses and headcount reductions. Due to project delays as a result of COVID-19, as of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries. Based on the actions taken by the Company and expected future results, the Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued.  See further discussion below and in Note 9 - Debt.

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

Based on the facts and circumstances of the Company's PPP loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the nine months ended October 31, 2020. The amounts are recognized in other income in the consolidated statements of operations. The Company has submitted its application and documentation for forgiveness to its bank and it is in the review process prior to being submitted to the SBA.

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the Canadian Emergency Wage Subsidy ("CEWS") program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. PPCA was approved for and received approximately $1.1 million in grants under the program during the nine months ended October 31, 2020. The CEWS program is scheduled to continue through June 2021. PPCA plans to apply for additional grants under the program, however there is no guarantee that PPCA will be granted any additional funds under the program. The CEWS proceeds are recognized in other income in the consolidated statements of operations.

The Company’s results of operations, financial condition, liquidity and cash flow in 2020 have been materially adversely affected by the COVID-19 pandemic and the current depressed market prices for oil and gas and will likely continue to be materially adversely affected, the extent to which remains unclear at this time. See Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K for additional information.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results are significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended October 31,						Nine Months Ended October 31,
	2020		2019		Change favorable/(unfavorable)		2020		2019		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent
Net sales	$20,294		$34,457		$(14,163)	(41%)	$63,399		$95,400		$(32,001)	(34%)

Gross profit	2,938	14%	7,643	22%	(4,705)	(62%)	8,769	14%	22,018	23%	(13,249)	(60%)

General and administrative expenses	4,528	22%	4,636	13%	108	2%	13,320	21%	13,907	15%	587	4%

Selling expense	1,174	6%	1,354	4%	180	13%	4,153	7%	4,030	4%	(123)	(3%)

Interest expense, net	107		194		87	45%	411		612		201	33%

Other income/(expense)	(2)		95		(97)	(104%)	3,672		351		3,321	946%

Income/(loss) from operations before income taxes	(2,873)		1,554		(4,427)	(285%)	(5,443)		3,820		(9,263)	(242%)

Income tax (benefit)/expense	(23)		1,699		1,722	(101%)	(339)		1,747		2,086	119%

Net income/(loss)	(2,850)		(145)		(2,705)	1866%	(5,104)		2,073		(7,177)	(346%)

Three months ended October 31, 2020 ("current quarter") vs. Three months ended October 31, 2019 ("prior year quarter")

Net sales:

Net sales were $20.3 million in the current quarter, a decrease of $14.2 million, or 41%, from $34.5 million in the prior year quarter. The decrease was a result of lower sales volumes in the Company's Canadian and offshore Gulf of Mexico businesses driven by the impact of lower oil prices, combined with a reduction in sales in the Company's U.S. and Middle East district heating and cooling businesses caused by project delays arising as a result of the COVID-19 pandemic.

Gross profit:

Gross profit decreased to $2.9 million, or 14% of net sales, in the current quarter from $7.6 million, or 22% of net sales, in the prior year quarter. This decrease was driven primarily by lower sales volumes.

General and administrative expenses:

General and administrative expenses decreased to $4.5 million in the current quarter from $4.6 million in the prior year quarter. This decrease was driven primarily by cost cutting measures enacted as a result of the COVID-19 pandemic.

Selling expenses:

Selling expenses decreased to $1.2 million in the current quarter, compared to $1.4 million in the prior year quarter due primarily to lower personnel costs.

Interest expense, net:

Net interest expense decreased to $0.1 million in the current quarter, compared to $0.2 million in the prior year quarter. This decrease was due to lower borrowings during the period.

Other income/(expense):

Other income/(expense) decreased to an expense of less than $0.1 million in the current quarter, compared to income of $0.1 million in the prior year quarter. This decrease was driven by the encashment of a $0.6 million performance bond securing one of the Company's contracts with a customer in Qatar. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. This expense was partially offset by income recorded for funds received under the CEWS program in Canada.

Income/(loss) from operations before income taxes:

Income/(loss) from operations before income taxes decreased by $4.4 million to a loss of $2.9 million in the current quarter from income of $1.5 million in the prior year quarter. The decrease was a result of lower sales volumes in the Company's Canadian and offshore Gulf of Mexico businesses driven by the impact of lower oil prices, combined with a reduction in sales in the Company's U.S. and Middle East district heating and cooling businesses caused by project delays arising as a result of the COVID-19 pandemic.

Income tax (benefit)/expense:

The Company's worldwide effective tax rates ("ETR") were 0.8% and 127.8% in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter is due to the impact of tax rates in various jurisdictions and the changing mix of taxable income and loss in those jurisdictions, as well as the impact of the lower current quarter pre-tax income as compared to the prior year quarter.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.3 million as of October 31, 2020 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net loss:

The resulting net loss of $2.8 million in the current quarter was a decline of $2.7 million over the net loss of $0.1 million in the prior year quarter. The decrease was a result of lower sales volumes in the Company's Canadian and offshore Gulf of Mexico businesses driven by the impact of lower oil prices, combined with a reduction in sales in the Company's U.S. and Middle East district heating and cooling businesses caused by project delays arising as a result of the COVID-19 pandemic.

Nine months ended October 31, 2020 ("year-to-date") vs. Nine months ended October 31, 2019 ("prior year year-to-date")

Net sales:

Net sales were $63.4 million in the current year-to-date, a decrease of $32.0 million, or 34%, from $95.4 million in the prior year year-to-date. The decrease was a result of lower sales volumes in the Company's Canadian and offshore Gulf of Mexico businesses driven by the impact of lower oil prices, combined with a reduction in sales in the Company's U.S. and Middle East district heating and cooling businesses caused by project delays arising as a result of the COVID-19 pandemic.

Gross profit:

Gross profit decreased to $8.8 million, or 14% of net sales, in the current year-to-date from $22.0 million, or 23% of net sales, in the prior year year-to-date. This decrease was driven primarily by lower sales volumes.

General and administrative expenses:

General and administrative expenses decreased to $13.3 million in the current year-to-date from $13.9 million in the prior year year-to-date. This decrease was driven primarily by cost cutting measures enacted as a result of the COVID-19 pandemic.

Selling expenses:

Selling expenses increased to $4.2 million in the current year-to-date, compared to $4.0 million in the prior year year-to-date, an increase of $0.2 million, or 3%. This increase was primarily due to the addition of new sales employees and severance payments for terminated employees.

Interest expense, net:

Net interest expense decreased to $0.4 million in the current year-to-date, compared to $0.6 million in the prior year year-to-date. This decrease was due to lower borrowings during the period.

Other income/(expense):

Other income/(expense) increased to income of $3.7 million in the current year-to-date, compared to income of $0.4 million in the prior year year-to-date, an increase of $3.3 million. This increase was primarily the result of recognition of the Company's reasonable expectation of forgiveness of its PPP loan proceeds during the period of $3.2 million, as well as income recorded for funds received under the CEWS program in Canada. These amounts were offset partially by the encashment of a performance bond securing one of the Company's contracts with a customer in Qatar.  The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract.

Income/(loss) from operations before income taxes:

Income/(loss) from operations before income taxes decreased by $9.2 million to a loss of $5.4 million in the current year-to-date from income of $3.8 million in the prior year year-to-date. The decrease was a result of lower sales volumes in the Company's Canadian and offshore Gulf of Mexico businesses driven by the impact of lower oil prices, combined with a reduction in sales in the Company's U.S. and Middle East district heating and cooling businesses caused by project delays arising as a result of the COVID-19 pandemic.

Income tax (benefit)/expense:

The Company's worldwide ETRs were 6.2% and 48.6% in the current year-to-date and the prior year year-to-date, respectively. The change in the ETR from the prior year year-to-date to the current year year-to-date is due to the impact of tax rates in various jurisdictions and the changing mix of taxable income and loss in those jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of the Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.3 million as of October 31, 2020 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income/(loss):

The resulting net loss of $5.1 million in the current year-to-date was a decline of $7.2 million over the net income of $2.1 million in the prior year year-to-date. The decrease was a result of lower sales volumes in the Company's Canadian and offshore Gulf of Mexico businesses driven by the impact of lower oil prices, combined with a reduction in sales in the Company's U.S. and Middle East district heating and cooling businesses caused by project delays arising as a result of the COVID-19 pandemic.

Liquidity and capital resources

Cash and cash equivalents as of October 31, 2020 were $6.6 million compared to $13.4 million on January 31, 2020. On October 31, 2020, $0.4 million was held in the U.S., and $6.2 million was held at the Company's foreign subsidiaries. The Company's working capital was $29.3 million on October 31, 2020 compared to $31.4 million on January 31, 2020. Of the working capital components, cash decreased $6.8 million as the result of the movements discussed below.

Net cash provided by operating activities in the nine months ended October 31, 2020 was $2.0 million, as compared to $2.8 million in the comparable prior year period. This decrease was due primarily to the Company settling accounts payable and increases in prepaid expenses and other current assets, partially offset by decreases in inventory in the current period compared to the prior year period.

Net cash used in investing activities in the nine months ended October 31, 2020 and in the comparable prior year period was $1.6 million and $1.4 million, respectively. This was due primarily to an increase in investments in fixed assets supporting growth initiatives in the Middle East.

Net cash used in financing activities in the nine months ended October 31, 2020 and the comparable prior year period was $7.2 million and $0.8 million, respectively. The primary reason for this change was that during the current period the Company had greater net repayments under its revolving credit facility of approximately $6.4 million, as compared to the prior year period where the Company had net repayments under its revolving credit facility of approximately $0.3 million. Debt totaled $9.7 million and $16.9 million as of October 31, 2020 and January 31, 2020, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

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

The Senior Credit Facility also contains financial covenants requiring (i) the North America Loan Parties to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility (excluding from the calculation items related to the financial performance of the Company’s foreign subsidiaries not party to the Credit Agreement) to be not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis; and (ii) the Company and its subsidiaries (including the Company’s foreign subsidiaries not party to the Credit Agreement) to achieve a ratio of their EBITDA (with certain additional adjustments) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Senior Credit Facility of not less than 1.10 to 1.00 at each quarter end on a trailing four-quarter basis.

Due to project delays as a result of the COVID-19 pandemic, as of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries.

On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the United Arab Emirates. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.2 million. The Amendment and Waiver also eliminates the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

The amended fixed charge coverage ratio requirements for the Company and its subsidiaries under the Amendment and Waiver are (i) 1.25 to 1.00 for the six-month period ending April 30, 2021 and (ii) 1.25 to 1.00 for the nine-month period ending July 31, 2021. The amended fixed charge coverage ratio requirements for the North American Loan Parties under the Amendment and Waiver are (i) 1.10 to 1.00 for the three-month period ending January 31, 2021; (ii) 1.10 to 1.00 for the six-month period ending April 30, 2021; and (iii) 1.10 to 1.00 for the nine-month period ending July 31, 2021. In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant.  As of October 31, 2020, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.2 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. The Company estimates that it may need to repatriate cash of up to $1.3 million in the next six months. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation.

The Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued based on the following:

●	The Company’s execution of the Amendment and Waiver described above,
●	The Company’s ability to repatriate cash from its foreign subsidiaries to cure any future covenant defaults without any material cost or tax consequences,
●	The Company expects an increase in business activity and cash flow from operations over the remaining term of the Amendment and Waiver,
●	Management expects to be able to borrow within the reduced availability parameters noted above, and
●

The Company’s planned capital expenditures have some flexibility in the timing of the spend, allowing the Company to defer cash spending if necessary to aid compliance with loan covenants in the future.

As of October 31, 2020, the Company had borrowed an aggregate of $1.8 million at a rate of 6.25% and 4.15% resulting in a weighted average rate of 5.09% and had $5.8 million available under the Senior Credit Facility, before application of the $2.0 million availability block noted above in connection with the Amendment and Waiver.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below. The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at October 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 3.7% and was originally set to expire in November 2020, however, the expiration has been extended to December 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at October 31, 2020) from a bank in the U.A.E. The facility has an interest rate of approximately 4.2% and was originally set to expire in July 2020, however, the expiration has been extended to December 2020 due to the global pandemic and inability to finalize renewal documentation prior to that time.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.7 million at October 31, 2020). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement establishes a maximum leverage ratio allowable and restricts the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 11.6% and was originally set to expire in June 2020, however, the expiration was extended to January 2021 due to the global pandemic and inability to finalize renewal documentation prior to that time.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of October 31, 2020. On October 31, 2020, interest rates were based on the Emirates Inter Bank Offered Rate ("EIBOR") plus 3.0% to 3.5% per annum, with a minimum interest rate of 4.5% per annum for the U.A.E. credit arrangements and based on the Central Bank of Egypt corridor rate plus 1.5% per annum for the Egypt credit arrangement. Based on these base rates, as of October 31, 2020, the Company's interest rates ranged from 3.7% to 11.6%, with a weighted average rate of 3.88%, and the Company could borrow $20.2 million under these credit arrangements. As of October 31, 2020, $4.5 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2020, the Company had borrowed $1.0 million, and had an additional $14.7 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2020 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

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

Based on the facts and circumstances of the Company's loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the nine months ended October 31, 2020. The amounts are recognized in other income in the consolidated statements of operations.

Additional liquidity from the CEWS Program

Beginning in April 2020, the Company's subsidiary, PPCA, applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. PPCA was approved for and received approximately $1.1 million in grants under the program during the nine months ended October 31, 2020. The CEWS program is scheduled to continue through June 2021. PPCA plans to apply for additional grants under the program, however there is no guarantee that PPCA will be granted any additional funds under the program. The CEWS proceeds are recognized in other income in the consolidated statements of operations.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has since then collected approximately $38.1 million as of October 31, 2020, with a remaining balance due in the amount of $3.8 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $1.6 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During fiscal 2019, the Company received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. During the first quarter of 2020, the Company had certified invoices of $0.5 million in the process of collection. In August 2020, the Company received approximately $0.2 million from the customer and additional receipts are expected in the fourth quarter of 2020 and in 2021. As a result, the Company did not reserve any allowance against this amount as of October 31, 2020. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2020. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, based on the remediation activities implemented by the Company as described below, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting. Other than as set forth below, there were no changes in the Company's internal control over financial reporting during the Company's most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company’s revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. This accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting. The Company considered this material weakness fully remediated as of October 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has implemented the following changes in response to the material weakness described above:

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

•	Implemented a monthly meeting between accounting personnel to discuss and analyze the asset and liability work-in-process accounts to identify any specific projects that require further investigation.

PART II OTHER INFORMATION

Item 6.	Exhibits

10 (bb)	First Amendment and Waiver to Revolving Credit and Security Agreement, dated December 18, 2020, by and among the Company, PNC Bank, National Association, and the other parties thereto
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	December 21, 2020	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 21, 2020	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)