Form 10-K
period 2021-01-31
Perma-Pipe International Holdings, Inc.
filed 2021-04-15
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $46,315,771.68 based on the closing sale price of $5.91 per share as reported on the NASDAQ Global Market on July 31, 2020.

The number of shares of the registrant's common stock outstanding at April 9, 2021 was 8,164,989.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2021

PART I

Cautionary Statements Regarding Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely," and "probable," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act"), and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, the following:

•	the impact of the coronavirus ("COVID-19") on the Company's results of operations, financial condition and cash flows;
•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the Company's ability to comply with all covenants in its credit facilities;
•	the Company’s ability to repay its debt and renew expiring international credit facilities;
•	the Company’s ability to obtain forgiveness of its loan under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP");
•	the Company’s ability to effectively execute its strategic plan and achieve profitability and positive cash flows;
•	the impact of global economic weakness and volatility;
•	fluctuations in steel prices and the Company’s ability to offset increases in steel prices through price increases in its products;
•	the timing of order receipt, execution, delivery and acceptance for the Company’s products;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and access to capital funds;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	the Company's ability to collect an account receivable related to a project in the Middle East;
•	risks and uncertainties related to the Company's international business operations;
•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives;
•	the Company's ability to interpret changes in tax regulations and legislation;
•	the Company’s ability to use its net operating loss carryforwards;
•	reversals of previously recorded revenue and profits resulting from inaccurate estimates made in connection with the Company’s percentage-of-completion revenue recognition;
•	the Company’s failure to establish and maintain effective internal control over financial reporting; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is reported under ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2021, 2020 and 2019 are for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

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

The Company’s piping systems are typically sold as a part of large discrete projects, and customer demand can vary by season. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.
Beni Suef, Egypt

Customers and sales channels. The Company's customer base is industrially and geographically diverse. In the United States, the Company employs inside and outside sales managers who use and assist a network of independent manufacturers' representatives, none of whom sell products that are competitive with the Company's piping systems. The Company employs a direct sales force in Canada, India and Egypt, and in several countries in the Middle East to market and sell products and services. On a country-by-country basis, and where advantageous, the Company uses an agent network to assist in marketing and selling the Company's products and services.

For the year ended January 31, 2021, no one customer accounted for greater than 10% of the Company's consolidated net sales, and for the year ended January 31, 2020, one customer accounted for 11.5% of the Company's consolidated net sales.

As of January 31, 2021 and 2020, no one customer accounted for greater than 10% and one customer accounted for 13.3% of accounts receivable, respectively.

Backlog. The Company’s backlog on January 31, 2021 was $52.6 million compared to $46.8 million on January 31, 2020, most of which is expected to be completed within 2021. This increase is primarily the result of project delays caused by the COVID-19 pandemic and related disruptions, and major project awards in the Middle East. The Company defines backlog as the expected total revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue from the Company's reported backlog.

Intellectual property. The Company owns various patents covering its piping and electronic leak detection systems. These patents are not material to the Company either individually or in the aggregate because the Company believes its sales would not be materially reduced if patent protection was not available. The Company owns numerous trademarks connected with its piping and leak detection systems. The Company also owns a number of trademarks throughout the world. The Company owns patents for some of the features of its sensor cables.

Suppliers. The basic raw materials used in production are pipes and tubes made of carbon steel, steel alloys, copper, ductile iron, or polymers and various chemicals such as polyols, isocyanate, urethane resin, polyethylene and fiberglass, which are mostly purchased in bulk quantities. The Company believes there are currently adequate supplies and sources of availability of these needed raw materials.

The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company assembles the monitoring component of its leak detection and location systems from components purchased from many sources.

Competition. The piping systems market is highly competitive. The Company believes its principal competition consists of over 20 major competitors and more small competitors. The Company believes that quality, service, engineering design capabilities and support, a comprehensive product line, timely execution, plant location and price are key competitive factors in the industry. The Company also believes it has a more comprehensive product line than any competitor.

Research and Development. The Company maintains a standalone research and development function and primarily focuses on activities and development to meet product specifications mandated by its customers and the industry.

Government regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems, which is a small percentage of the Company's total annual piping sales, is driven by federal and state environmental regulation with respect to hazardous waste. The U.S. Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of fluids through underground pipelines feature secondary containment and leak detection. The U.S. National Emission Standard for hydrocarbon airborne particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes such regulations generally increase the demand for its piping systems products.

In the United States and Canada, federal government regulations require that all buried oil and gas pipelines that cross state or provincial boundaries or the United States-Canada border, have an anti-corrosion coating system applied. The Company believes that this regulation has a positive effect on demand for its products due to the Company's unique expertise with respect to anti-corrosion coating.

Employees

As of January 31, 2021, the Company had approximately 167 full-time employees working in the United States, of which approximately 72 were under two collective bargaining agreements, one expiring on March 31, 2022, and the other expiring on April 30, 2023. There were approximately 337 full-time employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company as of April 9, 2021:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 60	2016

D. Bryan Norwood	Vice President and Chief Financial Officer; Age 65	2018

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 64	2013

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

D. Bryan Norwood: Appointed Vice President and CFO in November 2018. From 2014 to 2018 Mr. Norwood served as CFO of API Perforating, LLC, an oilfield service company providing stage perforation and wireline services.  From 2012 to 2014, Mr. Norwood served as CFO of Dupre’ Energy Services, LLC, an oilfield service company offering multiple services lines.  From 2010 to 2012, Mr. Norwood was Vice President Finance for the Environmental Services Division of PSC, LLC, a hazardous waste disposal company.  From 1992 to 2010, Mr. Norwood held several senior leadership positions including CFO of Smith Equipment Rental and Services, LLC, a regional oilfield service provider, Vice President and Treasurer of Key Energy Services, Inc., an oilfield multi-service provider, and Corporate Controller and Vice President Finance-Americas with Bredero Shaw, a global pipe coating provider.

Wayne Bosch: Appointed Vice President and Chief Human Resources Officer in December 2013. From 2010 to 2012, Mr. Bosch was Vice President of Human Resources at Pactiv, a $4.0 billion global manufacturer and distributor of food packaging products. Prior to Pactiv, he led the human resource activities at the North American segment of Barilla America, a $6.3 billion global pasta, sauces and bakery manufacturer and was the Chief Human Resources Officer for water filtration leader Culligan International Company. Mr. Bosch's background spans the entire spectrum of human resources competencies, including mergers, acquisitions and business integration, in start-up, turnaround and high-growth businesses. The scope of his experience also includes communications, legal, ethics and compliance, health safety environment, risk management, payroll, facilities and general administrative services.

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

The Company’s business has been and could continue to be negatively impacted by the recent COVID-19 outbreak.  The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to this COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions, as well as customers and suppliers, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, shutdowns, lockdowns, mask mandates and other measures. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions may continue to expand in scope, type and impact depending on the ongoing severity of the pandemic. These measures, while intended to protect human life, have had and are expected to continue to have significant adverse impacts on domestic and foreign economies. Currently, the effectiveness of economic stabilization efforts being taken by federal and state government authorities to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

This COVID-19 outbreak has impacted, and will continue to impact, the Company's office locations and manufacturing facilities, as well as those of its customers and third-party vendors, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. In addition, the Company has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, partners and suppliers. In some cases, customer mitigation efforts have prevented the Company from accessing the facilities of its customers to deliver products and provide services. In addition, some of the Company’s customers have chosen to delay and some of the Company's customers may choose to abandon projects for which the Company provides products and/or services as a result of such actions.  Further, the Company may experience disruptions or delays in its supply chain as a result of such actions. While a substantial portion of the Company’s businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that the Company’s businesses will be classified as essential in each of the jurisdictions in which they operate.

The Company’s results of operations, financial condition, liquidity and cash flow in 2020 were materially adversely affected by the COVID-19 pandemic and will likely continue to be materially adversely affected, the extent to which remains unclear at this time.

Crude oil and natural gas prices are volatile, and the substantial and extended decline in oil and natural gas prices has had, and may continue to have, a material adverse effect on demand and pricing in the Company's business. Generally, when the prices for crude oil and natural gas are higher, demand for certain of the Company’s products increases and the Company is able to negotiate higher prices. On the other hand, when the prices of crude oil and natural gas are lower, demand for certain of the Company’s products decreases and the Company is forced to compete with lower prices and other concessions. Volatility in these commodity prices can also result in circumstances where demand for certain of the Company’s products is suddenly high, but the Company is unable to negotiate higher prices, thereby adversely impacting the Company’s margins and capacity to accept new projects at higher margins. Among the factors that can or could cause these price fluctuations are:

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

In early fiscal 2020, prices for oil and natural gas dropped substantially and continued at depreciated levels through fiscal 2020, which substantially reduced the demand for the Company’s oil and gas related products. Additionally, the reduction in worldwide consumption as a result of the COVID-19 pandemic has added further downward pressure to oil prices. In response to the decrease in oil prices, international oil companies announced capital spending budget cuts that are reported to be approximately 30%. These reductions in capital spending could have a material effect on the Company's results of operations.

Oil prices may continue to be volatile as a result of these events and the ongoing COVID-19 outbreak. Oil prices have increased from approximately $35 per barrel in October 2020 to approximately $60 per barrel in March 2021. While the Company can give no assurance that this increase in prices will result in increased sales and earnings, continued higher prices historically lead to higher capital spending by energy companies.

The Company's results in fiscal 2020 have not complied with all covenants in its Senior Credit Facility. Due to continued project delays as a result of the COVID-19 pandemic, as of January 31, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the three-month period ended January 31, 2021 under the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) for the North American Loan Parties. Per the Amendment and Waiver, the Company will repatriate approximately $0.8 million in cash from its subsidiary in the United Arab Emirates in April 2021 to cure the breach. The repatriation will not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. As of January 31, 2021, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.6 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. The Company estimates that it may need to repatriate cash of up to $0.1 million in the next six months. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation. Based on the actions taken by the Company and expected future results, the Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued. See further discussion below and in Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Company may be unable to repay its debt or renew its expiring credit facilities. There is a substantial risk that the Company may not be able to remain in compliance with its credit agreement covenants due to, among other matters, the ongoing potential impact on the Company's results of operations and financial condition resulting from the COVID-19 pandemic and the current depressed market for oil and gas. If there were an event of default under the Company's current revolving credit facilities, including as set forth above, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

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

The Company has incurred indebtedness under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which will be subject to review, may not be forgivable in whole or in part and may eventually have to be repaid. On May 1, 2020, the Company entered into a loan agreement under the SBA’s PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds was used for payroll related expenses. The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act, although no assurance to that effect can be provided. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the SBA to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules.

The Company has submitted its application and supporting documentation for forgiveness to its bank, which has submitted the application and supporting documentation to the SBA. We are currently awaiting approval of forgiveness from the SBA. No assurance is provided that we will be able to obtain full or partial forgiveness of the PPP loan.

The Company incurred net losses for its three fiscal years prior to 2019 and may be unable to return to sustained levels of profitability or positive cash flows in the future. The Company experienced net losses for its three fiscal years prior to 2019 and incurred a net loss in 2020 as well. Generating net income and positive cash flows in the future will depend on the Company's ability to successfully complete and execute its strategic plan. There is no guarantee that the Company will be able to return to its 2019 levels of profitability or positive cash flows in the future. The Company’s inability to successfully maintain profitability and positive cash flows may result in it experiencing a serious liquidity deficiency resulting in material adverse consequences that could threaten its viability.

In addition, the increase in other income in 2020 as compared to 2019 was primarily the result of recognition of the Company's reasonable expectation of forgiveness of its PPP loan proceeds during the period of $3.2 million, as well as income recorded for funds received under the Canadian Emergency Wage Subsidy ("CEWS") and Canadian Emergency Rent Subsidy ("CERS") programs, each of which are non-recurring items. The Company will not experience a similar amount of other income in the next fiscal year.

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

Fluctuations in the availability of, and price of steel, may affect the Company's results of operations. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations. The Company utilizes escalation clauses and bid expiration dates to mitigate any impact of this volatility on its earnings.

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

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China. These tariffs have increased the cost of raw materials and components we purchase. If the United States or other countries impose additional tariffs, that could have a further adverse impact on our business. There can be no assurance that the new administration will follow a similar approach to global trade policies and any changes to those policies could have negative impacts on the price and availability of steel and other imports used in the Company's business.

Delays in the timing of order receipt, execution, delivery and acceptance for the Company’s products generally negatively impact the Company’s operating results. Since the Company's revenues are based on discrete projects, the Company's operating results in any reporting period generally are negatively impacted as a result of large variations in the level of overall market demand or delays in the timing of project execution phases.

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

The Company may not be able to successfully negotiate progress-billing arrangements for its large contracts, which could adversely impact the Company’s working capital needs, cash flows and credit risk. The Company sells systems and products under contracts that allow the Company to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product. The Company attempts to negotiate progress-billing milestones on large contracts to help manage its working capital and cash flows, and to reduce the credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in the backlog from period to period can increase the Company's requirements for working capital, negatively impact its cash flows and increase its exposure to credit risk.

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

The Company extended credit to a customer for a project in the Middle East and, if the Company is unable to collect this account receivable, its future profitability could be adversely impacted. In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $38.1 million, with a remaining balance due in the amount of $3.8 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.4 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During 2020, the Company received approximately $0.2 million from the customer. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2021. However, if the Company’s efforts to collect on this account are not successful in fiscal 2021, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

The Company's results of operations could be adversely affected by changes in international regulations and other activities of U.S. and non-U.S. governmental agencies related to the Company’s international operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers decreased to 49.8% in 2020 from 55.6% in 2019. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. The new U.S. administration has called for changes to foreign policy, which could create uncertainty and caution in the international business community. We cannot predict the impact, if any, the policies adopted by the new administration will have on our business. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Middle East, the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition and cash flows.

Due to the international scope of the Company’s operations, it is subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries as well as new regulatory requirements regarding data privacy. The Company’s foreign subsidiaries are governed by laws, rules and business practices that differ from those of the United States. If the activities of these entities do not comply with U.S. laws or business practices or the Company’s Code of Business Conduct, then violations of these laws may result in severe criminal or civil sanctions, which could disrupt the Company’s business, and result in an adverse effect on the Company’s reputation, business and results of operations or financial condition. The Company cannot predict the nature, scope or effect of future regulatory requirements to which its operations might be subject or the manner in which existing laws might be administered or interpreted.

The Company may be unable to retain its senior management and key personnel. The Company's ability to meet its strategic and financial goals will depend to a significant extent on the continued contributions of its senior management and key personnel. Future success will also depend in large part on the Company's ability to identify, attract, motivate, effectively utilize and retain highly qualified managerial, sales, marketing and technical personnel. The loss of senior management or other key personnel or the inability to identify, attract and retain qualified personnel in the future could make it more difficult to manage the Company's business and could adversely affect operations and financial results.

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

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited. The Company’s net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of January 31, 2021, the Company had $41.1 million of federal NOLs and $2.7 million of state NOLs available to offset the Company’s future taxable income, if any. These federal and state NOLs expire at various dates from 2022 to 2031. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership. As a result, if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Management previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company’s revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount by approximately $0.5 million. This accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews, and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting. The Company considered this material weakness fully remediated as of October 31, 2020, and such material weakness remained fully remediated as of January 31, 2021. The Company can give no assurance that it will not incur another material weakness in our internal control over financial reporting.

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

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2. PROPERTIES

Location	Leased or Owned
Illinois	Leased production facilities and office space
Louisiana	Leased production facilities and leased land
Tennessee	Owned production facilities and office space
Texas	Leased office space
Canada	Owned production facilities with office space on owned land, leased land and leased office space
India	Leased production facilities, office space and land
Kingdom of Saudi Arabia	Leased production facilities and office space on leased land
United Arab Emirates	Leased office space and production facilities on leased land
Egypt	Leased production facilities and office space

For further information, see Note 6 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS - As of January 31, 2021, the Company had no material pending litigation.

Item 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 1, 2021, there were approximately 66 stockholders of record and other additional stockholders for whom securities firms acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Management presently intends to retain all available funds for the development of the Company's business and for use as working capital. The Company's credit facilities also restrict dividend payments. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, credit agreement restrictions and other relevant factors. For further information, see "Financing" in Item 7 and Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Company has not made any sale of unregistered securities during the preceding three fiscal years.

The Company did not make any purchases of its common stock during fiscal 2020.

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

COVID-19 and Depressed Oil and Gas Market

The Company’s results of operations, financial condition, liquidity and cash flow in 2020 have been materially adversely affected by the COVID-19 pandemic and the current depressed market prices for oil and gas, and will likely continue to be materially adversely affected, the extent to which remains unclear at this time. See Item 1A. Risk Factors for additional information.

As of the date of filing this Form 10-K, all of the Company’s plants are operating and, to date, the Company's global supply chains have not been materially affected by the global pandemic. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased oil prices, the Company has updated its forecasts more frequently during this period to determine the continuing financial impact of these events on the Company’s results of operations, financial condition and liquidity. As a result of these reforecasts, the Company reduced headcount, planned capital expenditures and non-essential operating expenses. Due to continued project delays as a result of the COVID-19 pandemic and related disruptions, as of January 31, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the three-month period ended January 31, 2021 under its Amendment and Waiver for the North American Loan Parties. Based upon the actions taken by the Company and expected future results, the Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued. See further discussion below and in Note 5 - Debt, in the Notes to Consolidated Financial Statements.

On May 1, 2020, the Company entered into a loan agreement under the PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act, although no assurance to that effect can be provided. Under the current provisions of the CARES Act, any recipient of a PPP loan may be subject to an audit by the SBA to confirm it qualifies for the loan and that the proceeds were used for qualified expenses as prescribed by the PPP rules.

Based on the facts and circumstances of the Company's PPP loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP loan proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts are recognized in other income in the consolidated statements of operations. The Company has submitted its application and supporting documentation for forgiveness to its bank, which has submitted the application and supporting documents to the SBA. We are currently awaiting approval of forgiveness from the SBA.

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the CEWS program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the CERS program. PPCA was approved for and received approximately $1.9 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the year ended January 31, 2021. Both programs are scheduled to continue through June 2021. The proceeds from CEWS and CERS are recognized in other income in the consolidated statements of operations.

Results of Operations

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein. The Company's fiscal year ends on January 31. Years, results and balances described as 2020 and 2019 are for the fiscal years ended January 31, 2021 and 2020, respectively

Consolidated Results of Operations:

			% Favorable
($ in thousands)	2020	2019	(Unfavorable)
Net sales	$84,694	$127,663	(33.7%)

Gross profit	11,179	29,046	(61.5%)
Percentage of net sales	13.2%	22.8%

General and administrative expenses	17,222	18,934	9.0%
Percentage of net sales	20.3%	14.8%

Selling expense	5,334	5,231	(2.0%)
Percentage of net sales	6.3%	4.1%

Interest expense, net	381	905	57.9%

Other income, net	3,983	1,059	276.1%

Income/(loss) from operations before income taxes	(7,775)	5,035	(254.4%)

Income tax expense/(benefit)	(133)	1,459	109.1%

Net income/(loss)	(7,642)	3,576	(313.7%)

2020 Compared to 2019

Net sales:

Net sales were $84.7 million in 2020, a decrease of $42.9 million, or 33.7%, from $127.7 million in 2019. The decrease was a result of lower sales volumes driven by the impact of lower oil prices, combined with project delays arising as a result of the COVID-19 pandemic. The Company expects these delayed projects to commence in 2021.

Gross profit:

Gross profit decreased to $11.2 million, or 13.2% of net sales, in 2020, a decrease of $17.8 million, or 61.5%, from $29.0 million, or 22.8% of net sales, in 2019. This decrease was primarily driven by lower sales volumes.

General and administrative expenses:

General and administrative expenses were $17.2 million in 2020 compared to $18.9 million in 2019, a decrease of $1.7 million, or 9.0%. This decrease was driven primarily by cost cutting measures enacted as a result of the COVID-19 pandemic.

Selling expenses:

Selling expenses increased by $0.1 million, from $5.2 million in 2019 to $5.3 million in 2020. This increase was primarily due the addition of new sales employees and severance for terminated employees in the current year, partially offset by lower overall personnel costs.

Interest expense:

Interest expense decreased to $0.4 million in 2020 from $0.9 million in 2019 due to lower net borrowings during 2020.

Other income, net:

Other income was $4.0 million in 2020 compared to $1.1 million in 2019, an increase of $2.9 million. This increase was primarily the result of recognition of the Company's reasonable expectation of forgiveness of its PPP loan proceeds during the period of $3.2 million, as well as income recorded for funds received under the CEWS program in Canada. These amounts were offset partially by the encashment of a performance bond securing one of the Company's contracts with a customer in Qatar.  The Company has recorded the expense related to this encashment of approximately $0.6 million in other income in the consolidated statement of operations. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract.

Income/(loss) from operations before income taxes:

Income from operations before income taxes decreased to a loss of $(7.8) million in 2020 compared to income of $5.0 million in 2019. The decrease was a result of lower sales volumes driven by the impact of lower oil prices, combined with project delays arising as a result of the COVID-19 pandemic. The Company expects these delayed projects to commence in 2021.

Income taxes:

The Company's worldwide effective tax rates ("ETR") were 1.7% and 29.0% in 2020 and 2019, respectively. The change in the ETR from the prior year to the current year is largely due to the Company’s valuation allowance against its domestic deferred tax asset and changes to the mix of income in various jurisdictions, including losses in the zero rate jurisdiction of the United Arab Emirates (the "U.A.E.").

As a result of the one-time transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will not be subject to incremental U.S. tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholdings taxes in these jurisdictions are considered. As such, the Company has reduced the liability from $0.4 million as of January 31, 2020 to $0.2 million as of January 31, 2021 related to these taxes.

For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income/(loss):

The resulting net loss of $7.6 million in 2020 was an $11.2 million decrease from the net income of $3.6 million in 2019. The decrease was a result of lower sales volumes driven by the impact of lower oil prices, combined with project delays arising as a result of the COVID-19 pandemic. The Company expects these delayed projects to commence in 2021.

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2021 and 2020 were $7.2 million and $13.4 million, respectively. On January 31, 2021, $0.1 million was held in the United States and $7.1 million was held by the Company's foreign subsidiaries. The Company's working capital was $25.6 million on January 31, 2021 compared to $31.4 million on January 31, 2020. Of the working capital components, cash decreased $6.2 million primarily as a result of the activity discussed below.

Net cash provided by operating activities was $0.2 million in 2020 compared to $4.1 million in 2019. This decrease of $4.0 million was due primarily to the decrease in net income and increases in prepaid expenses and other current assets, partially offset by decreases in inventory and increases in accounts payable in the current period compared to the prior year period.

Net cash used in investing activities during 2020 and 2019 was $2.0 million and $1.9 million, respectively.

Net cash used in financing activities was $4.1 million in 2020 compared to $0.3 million in 2019. The primary reason for this change was that during the current period the Company had greater net repayments under its revolving credit facility of approximately $3.2 million, as compared to the prior year period where the Company had net borrowings under its revolving credit facility of approximately $0.3 million. Debt totaled $13.2 million and $16.9 million as of January 31, 2021 and January 31, 2020, respectively. For additional information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements.

There was no restricted cash held in the United States on January 31, 2021 or January 31, 2020. Restricted cash held by foreign subsidiaries was $1.2 million and $1.3 million as of January 31, 2021 and 2020, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2021.

($ in thousands)	Year Ending January 31,
Contractual obligations	Total	2022	2023	2024	2025	2026	Thereafter
Revolving line - North America (1)	$2,826	$2,826	$-	$-	$-	$-	$-
Mortgages (2)	6,394	373	379	385	391	398	4,468
Revolving lines - foreign (3)	3,272	3,272	-	-	-	-	-
Term loan - foreign	17	5	6	6	-	-	-
Subtotal	12,509	6,476	385	391	391	398	4,468
Finance lease obligations	701	300	255	146	-	-	-
Operating lease obligations (4)	24,622	2,348	2,406	2,392	1,662	1,475	14,339
Uncertain tax position obligations (5)	544	-	-	-	-	-	544
Total	$38,376	$9,124	$3,046	$2,929	$2,053	$1,873	$19,351

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2021, and the weighted average interest rate of 6.25% on that debt, such interest was being incurred at an annual rate of approximately $0.2 million.

(2)	Scheduled maturities, excluding interest.
(3)	Scheduled maturities of foreign revolver line, excluding interest.
(4)	Minimum contractual amounts, assuming no changes in variable expenses.
(5)	Refer to Note 7 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

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

On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the U.A.E. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.2 million. The Amendment and Waiver also eliminated the Company’s ability to make LIBOR borrowings and reduced the overall availability by $2.0 million until maturity.

The amended fixed charge coverage ratio requirements for the Company and its subsidiaries under the Amendment and Waiver are (i) 1.25 to 1.00 for the six-month period ending April 30, 2021 and (ii) 1.25 to 1.00 for the nine-month period ending July 31, 2021. The amended fixed charge coverage ratio requirements for the North American Loan Parties under the Amendment and Waiver are (i) 1.10 to 1.00 for the three-month period ending January 31, 2021; (ii) 1.10 to 1.00 for the six-month period ending April 30, 2021; and (iii) 1.10 to 1.00 for the nine-month period ending July 31, 2021. In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated Adjusted EBITDA, would result in pro forma compliance with the covenant.

Due to continued project delays as a result of the COVID-19 pandemic, as of January 31, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the three-month period ended January 31, 2021 under the Amendment and Waiver for the North American Loan Parties. Per the Amendment and Waiver, the Company will repatriate approximately $0.8 million in cash from its subsidiary in the United Arab Emirates in April 2021 to cure the breach. The repatriation will not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. As of January 31, 2021, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.6 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. The Company estimates that it may need to repatriate cash of up to $0.1 million in the next six months. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation.

The Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued based on the following:

●	The Company’s execution of the Amendment and Waiver described above;
●	The Company’s ability to repatriate cash from its foreign subsidiaries to cure any future covenant defaults without any material cost or tax consequences;
●	The Company expects an increase in business activity and cash flow from operations over the remaining term of the Amendment and Waiver;
●	Management expects to be able to borrow within the reduced availability parameters noted above; and
●	The Company’s flexibility in deciding when to incur its planned capital expenditures, allowing the Company to defer cash spending if necessary to ensure compliance with loan covenants in the future.

As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million at a rate of 6.25% and had $1.7 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below. The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at January 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.4% and was originally set to expire in November 2020. However, the expiration has been extended due to the COVID-19 pandemic and the inability to finalize renewal documentation prior to that time. The Company is awaiting final documentation to complete the renewal process, which is expected to occur in April 2021.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at January 31, 2021) from a bank in the U.A.E. The facility was renewed in January 2021 under the same terms. It has an interest rate of approximately 3.9% and is set to expire in January 2022.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.7 million at January 31, 2021). This credit arrangement was in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricts the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility was originally set to expire in June 2020, however, the expiration was extended to January 2021 due to the COVID-19 pandemic and the inability to finalize renewal documentation prior to that time. The Company has not made borrowings under this facility. The Company is currently negotiating the renewal of the facility under similar terms, with a revolving line of 100.0 million Egyptian Pounds and the renewal process is expected to be completed in April 2021.

In January 2021, the Company entered into a second credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at January 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in August 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and the 200.0 million Egyptian Pound facility in Egypt as of January 31, 2021. The Company was not in compliance with a covenant under its 46.2 million Egyptian Pound project financing in Egypt as of January 31, 2021. The Company did not have a share capital increase registered with the General Authority for Investment, as required by facility covenants, but is in the process of curing the breach and has received a waiver from the bank as of January 31, 2021. On January 31, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, one of which has a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of January 31, 2021, the Company's interest rates ranged from 3.4% to 8.0%, with a weighted average rate of 6.05%, and the Company could borrow $23.1 million under these credit arrangements. As of January 31, 2021, $5.8 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2021, the Company had borrowed $3.3 million, and had an additional $1.3 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of January 31, 2021 and 2020 were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Additional liquidity from the PPP

On May 1, 2020, the Company entered into a loan agreement under the SBA's PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%, and the loan had a maturity date of April 28, 2022. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses. 100% of the PPP loan proceeds were used for payroll related expenses. The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act, although no assurance to such effect may be provided. Under the current provisions of the CARES Act, any recipients of a PPP loan may be subject to an audit by the SBA to confirm they qualify for the loan and that the proceeds were used for qualified expenses as prescribed by the program rules.

Based on the facts and circumstances of the Company's loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts are recognized in other income in the consolidated statements of operations.

Additional liquidity from the CEWS and CERS Programs

Beginning in April 2020, the Company's subsidiary, PPCA, applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the CERS program. PPCA was approved for and received approximately $1.9 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the year ended January 31, 2021. Both programs are scheduled to continue through June 2021. The proceeds from CEWS and CERS are recognized in other income in the consolidated statements of operations.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015, and has since then collected approximately $38.1 million, with a remaining balance due in the amount of $3.8 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.4 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During 2020, the Company received approximately $0.2 million from the customer. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2021. However, if the Company’s efforts to collect on this account are not successful in fiscal 2021, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

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

Revenue recognition. In accordance with Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for more detail.

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

The Company recognizes a tax position in its consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For further information, See Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

New accounting pronouncements. See Recent accounting pronouncements in Note 2 - Significant accounting policies, in the Notes to Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2021 and 2020 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of January 31, 2021. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of January 31, 2021. The framework on which such evaluation was based is contained in the report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2021.

Changes in Internal Control over Financial Reporting. Other than as set forth below, there were no changes in the Company's internal control over financial reporting during the Company's most recent year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management previously reported on a material weakness in the Company's internal control over financial reporting that resulted from an accounting error identified by the Company’s auditors during the audit of the Company’s financial statements for the fiscal year ended January 31, 2020 related to the Company’s revenue recognition under percentage of completion accounting. Specifically, the Company had improperly recognized revenue for an open project based on imputed sales amounts greater than the total contracted amount. This accounting error was attributable to the Company’s deviation from its standard contract accounting policies and failure to recognize the error during monthly revenue reviews and led management to conclude that a material weakness existed with respect to the Company’s internal control over financial reporting. The Company considered this material weakness fully remediated as of October 31, 2020, and such material weakness remained fully remediated as of January 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has implemented the following changes in response to the material weakness described above:

•	Reinforced the importance of adherence to Company policies regarding entering into and subsequently modifying contracts with customers, and confirmed in monthly meetings with managers that no contracts have been entered into that deviate from the Company’s accounting policies;
•	Created additional reports to identify potential system errors and exceptions related to project revenues and costs where higher risk may exist for inappropriate revenue recognition;
•	Reviewed listing of material request invoices each month to identify if any significant items are included and reviewed with additional scrutiny for appropriate revenue recognition;
•	Ensured adherence to guidelines for preparation of the Company's monthly revenue and contribution margin presentation to include all components of a project in one line to provide full visibility of total job performance; and
•	Implemented a monthly meeting between accounting personnel to discuss and analyze the asset and liability work-in-process accounts to identify any specific projects that require further investigation.

Item 9B.	OTHER INFORMATION

On April 14, 2021, the Company’s Board of Directors approved a new form of Restricted Stock and Performance Award Agreement (the “Award Agreement”) for use in documenting grants under its 2017 Omnibus Stock Incentive Plan (the “Plan”).  The Board also approved the use of the Award Agreement to formalize long-term incentive awards previously approved for the Company's named executive officers in June 2020.

The Award Agreement consists of two components: (i) a grant of restricted stock that will vest ratably over three years, contingent on the grant holder’s continuous service until the applicable vesting date (the ”Restricted Stock Award”), and (ii) a grant of a performance-based cash award that will vest ratably over three years, the amount of which may vary, subject to a minimum threshold, based on the Company’s performance against pre-determined net income targets over a three-fiscal-year performance period (the “Performance Award”).  Eighty percent (80%) of the target amount of the Performance Award is a minimum threshold amount that will be earned if the service requirements are satisfied. This minimum amount will be paid out in three equal installments over the three-year performance period.  The amount earned under the Performance Award may increase, up to 150% of the target, if net income performance above the threshold level is achieved.

The Restricted Stock Award and the Performance Award will generally be forfeited upon a termination of service prior to the date on which such awards are vested or earned, except that some or all of the Restricted Stock Award and the Performance Award may be eligible to be vested or earned following a termination of service as a result of death, disability, retirement or a termination without cause when retirement-eligible if the applicable requirements are met. The Restricted Stock Award and the Performance Award will be also be deemed vested or earned, as applicable, upon a change in control (as defined in the Plan).

The foregoing description of the Award Agreement is not complete and is qualified in its entirety by the Award Agreement, a copy of which is filed herewith as Exhibit 10(l).

The Company’s named executive officers received grants of Performance Awards in the following amounts pursuant to prior approval of the Board of Directors in June 2020:

Named Executive Officer	Executive officer of the Offices and Positions	Target Value of Performance Award
David J. Mansfield	President and Chief Executive Officer	$315,000
D. Bryan Norwood	Vice President and Chief Financial Officer	59,242
Wayne Bosch	Vice President and Chief Human Resources Officer	39,779

These award amounts are not new or additional grants of long-term incentive compensation in 2021; rather, they were previously approved in June 2020 as part of the 2020 long-term incentive awards and are now being formalized using the Award Agreement.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2021 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Executive Officers of the Registrant".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2021 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2021.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	107,250	$9.24	-

(1) The amounts shown in columns (a) and (b) of the above table do not include 373,059 outstanding shares of restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended on June 14, 2013 or the 2017 Omnibus Stock Incentive Plan as amended on June 13, 2017 ("2017 Plan").

(2) The 2017 Plan expired in June 2020. Future grants will be made under a new plan once approved by the Company's Board of Directors and shareholders.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2021 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2021 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2021 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2021, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue at U.S. operating entities for specialty piping systems and coating is recognized using the input method over time

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s U.S. operating entities records specialty piping and coating systems revenue over time based the costs incurred to date relative to the estimated total contract costs. Significant changes in estimates could have a material effect on the Company’s results of operations. We identified revenue being recognized using the input method over time as a critical audit matter.

The principal considerations for our determination that revenue recognition using the input method over time is a critical audit matter are the Company’s estimates include all labor and materials necessary to complete the contract to arrive at the total contract costs.  These estimates are based on management’s assessment of the current status of the contract and historical results.

Our audit procedures included the following, among others. We obtained an understanding over the Company’s accounting for revenue recognition using the input method over time, including the design of internal controls. Additionally, we obtained supporting documentation for actual costs incurred to date and estimated costs to be incurred; we investigated significant cost changes by analyzing changes in estimates including those after fiscal year end; we performed a hindsight analysis of completed contracts to assess management's past cost estimates against actual results; and we obtained confirmations of significant contract terms and status for a sample of contracts.

Goodwill annual impairment assessment

The Company’s consolidated goodwill balance was $2.3 million as of January 31, 2021. As described further in Note 2 to the consolidated financial statements, the Company evaluates goodwill for impairment at the Canada reporting unit level annually. The quantitative impairment assessment involves the comparison of the fair value of the Canada reporting unit to its carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

We identified the goodwill impairment analysis as a critical audit matter because management’s quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenues, operating income margins and cash flows, discount rate, perpetual growth rate, and estimated valuation multiples.

Our audit procedures related to the goodwill impairment analysis included the following, among others. We obtained an understanding over the Company’s annual assessment of goodwill for impairment, including the design of internal controls. We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and whether such assumptions were consistent with the evidence obtained in other areas of the audit. We utilized a valuation specialist to assist in evaluating the appropriateness of the Company’s selection of the valuation methodology and the reasonableness of the significant assumptions used, including the discount rate, perpetual growth rate, weighting of income versus market approach and estimated valuation multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Chicago, Illinois

April 15, 2021

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
(In thousands, except per share data)	2021	2020

Net sales	$84,694	$127,663
Cost of sales	73,515	98,617
Gross profit	11,179	29,046

Operating expenses:
General and administrative expense	17,222	18,934
Selling expense	5,334	5,231
Total operating expenses	22,556	24,165

Income/(loss) from operations	(11,377)	4,881

Interest expense, net	381	905
Other income, net	3,983	1,059
Income/(loss) from operations before income taxes	(7,775)	5,035

Income tax expense/(benefit)	(133)	1,459

Net income/(loss)	$(7,642)	$3,576

Weighted average common shares outstanding
Basic	8,126	7,989
Diluted	8,126	8,420

Income/(loss) per share
Basic	$(0.94)	$0.45
Diluted	$(0.94)	$0.42

See accompanying Notes to Consolidated Financial Statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year ended January 31,
(In thousands)	2021	2020

Net income/(loss)	$(7,642)	$3,576

Other comprehensive income/(loss)
Currency translation adjustments, net of tax	288	(441)
Minimum pension liability adjustment, net of tax	185	(439)
Other comprehensive income/(loss)	473	(880)

Comprehensive income/(loss)	$(7,169)	$2,696

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	January 31,
(In thousands, except per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$7,174	$13,371
Restricted cash	1,201	1,287
Trade accounts receivable, less allowance for doubtful accounts of $474 on January 31, 2021 and $407 on January 31, 2020	25,226	29,402
Inventories, net	12,157	14,498
Prepaid expenses and other current assets	4,110	3,531
Costs and estimated earnings in excess of billings on uncompleted contracts	4,007	2,166
Total current assets	53,875	64,255
Property, plant and equipment, net of accumulated depreciation	26,897	28,629
Other assets
Operating lease right-of-use assets	13,384	11,475
Deferred tax assets	823	293
Goodwill	2,332	2,254
Other assets	5,380	5,319
Total other assets	21,919	19,341
Total assets	$102,691	$112,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$10,365	$9,577
Commissions and management incentives payable	218	1,759
Accrued compensation and payroll taxes	1,448	1,190
Revolving line - North America	2,826	8,577
Current maturities of long-term debt	3,941	1,458
Customers' deposits	2,088	2,202
Outside commission liability	1,431	1,755
Operating lease liabilities short-term	1,402	1,040
Other accrued liabilities	2,616	3,444
Billings in excess of costs and estimated earnings on uncompleted contracts	762	1,173
Income tax payable	1,155	664
Total current liabilities	28,252	32,839
Long-term liabilities
Long-term debt, less current maturities	6,268	6,717
Deferred compensation liabilities	4,120	4,199
Deferred tax liabilities	914	1,052
Operating lease liabilities long-term	13,174	11,214
Other long-term liabilities	650	575
Total long-term liabilities	25,126	23,757
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,165 issued and outstanding January 31, 2021 and 8,048 issued and outstanding January 31, 2020	82	80
Additional paid-in capital	60,875	60,024
Accumulated deficit	(8,357)	(715)
Accumulated other comprehensive loss	(3,287)	(3,760)
Total stockholders' equity	49,313	55,629
Total liabilities and stockholders' equity	$102,691	$112,225

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated	Total
	Common	Additional	Accumulated	Other Comprehensive	Stockholders'
(In thousands, except share data)	Stock	Paid-in Capital	Deficit	Loss	Equity
Total stockholders' equity on January 31, 2019	$79	$58,793	$(4,291)	$(2,880)	$51,701

Net income	-	-	3,576	-	3,576
Common stock issued under stock plans, net of shares used for tax withholding	1	220	-	-	221
Stock-based compensation expense	-	1,011	-	-	1,011
Pension liability adjustment	-	-	-	(439)	(439)
Foreign currency translation adjustment	-	-	-	(441)	(441)
Total stockholders' equity on January 31, 2020	$80	$60,024	$(715)	$(3,760)	$55,629

Net loss	-	-	(7,642)	-	(7,642)
Common stock issued under stock plans, net of shares used for tax withholding	2	(193)	-	-	(191)
Stock-based compensation expense	-	1,044	-	-	1,044
Pension liability adjustment	-	-	-	185	185
Foreign currency translation adjustment	-	-	-	288	288
Total stockholders' equity on January 31, 2021	$82	$60,875	$(8,357)	$(3,287)	$49,313

Common stock shares	2020	2019
Balance beginning of year	8,048,006	7,854,322
Shares issued	116,983	193,684
Balance end of year	8,164,989	8,048,006

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
(In thousands)	2021	2020
Operating activities
Net income/(loss)	$(7,642)	$3,576
Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities
Depreciation and amortization	4,739	4,437
Deferred tax benefit	(669)	(213)
Stock-based compensation expense	1,044	1,011
Provision on uncollectible accounts	72	101
Loss on disposal of fixed assets	58	318
Changes in operating assets and liabilities
Accounts payable	730	(2,609)
Accrued compensation and payroll taxes	(1,597)	(576)
Inventories	2,418	(2,225)
Customers' deposits	(117)	(1,507)
Income taxes receivable and payable	213	(668)
Prepaid expenses and other current assets	(2,705)	1,749
Accounts receivable	3,394	1,749
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,252)	(910)
Other assets and liabilities	2,479	(143)
Net cash provided by operating activities	165	4,090
Investing activities
Capital expenditures	(1,963)	(1,902)
Proceeds from sales of property and equipment	2	-
Net cash used in investing activities	(1,961)	(1,902)
Financing activities
Proceeds from revolving lines	40,023	73,225
Payments of debt on revolving lines	(43,192)	(72,973)
Proceeds from term loan	19	-
Payments of other debt	(371)	(358)
Decrease in drafts payable	-	(129)
Payments on finance lease obligations	(432)	(287)
Stock options exercised and taxes paid related to restricted shares vested	(191)	221
Net cash used in financing activities	(4,144)	(301)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(343)	34
Net increase/(decrease) in cash, cash equivalents and restricted cash	(6,283)	1,921
Cash, cash equivalents and restricted cash - beginning of period	14,658	12,737
Cash, cash equivalents and restricted cash - end of period	$8,375	$14,658
Supplemental cash flow information
Interest paid	$540	$902
Income taxes paid	107	2,107
Fixed assets acquired under finance leases - non-cash	-	848

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED January 31, 2021 and 2020

(Tabular dollars in thousands, except per share data)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2020 and 2019 are the fiscal years ended January 31, 2021 and 2020, respectively.

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

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers were 49.8% in 2020 compared to 55.6% in 2019. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2020	2019
Net sales
United States	$42,527	$56,702
Canada	12,367	22,203
Middle East	23,662	26,505
Europe	118	17,462
India	1,942	4,180
Other	4,078	611
Total net sales	$84,694	$127,663

Property, plant and equipment, net of accumulated depreciation
United States	$7,672	$9,063
Canada	10,592	11,554
Middle East	7,854	7,815
India	779	197
Total property, plant and equipment, net of accumulated depreciation	$26,897	$28,629

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

Revenue recognition. During 2020 and 2019 and in accordance with Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 4 - Revenue Recognition for more detail.

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

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average weighted exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The aggregated foreign exchange transaction gain recognized in the income statement was less than $0.1 million in 2020 as compared to a gain of $0.4 million recognized in 2019.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $7.2 million and $13.4 million as of January 31, 2021 and 2020, respectively. On January 31, 2021, $0.1 million was held in the United States and $7.1 million was held by foreign subsidiaries. On January 31, 2020, $0.3 million was held in the United States and $13.1 million was held by foreign subsidiaries.

Accounts payable included drafts payable of $0.1 million on both January 31, 2021 and 2020.

Restricted cash. There was no restricted cash held in the United States on January 31, 2021 or January 31, 2020. Restricted cash held by foreign subsidiaries was $1.2 million and $1.3 million as of January 31, 2021 and 2020, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	2020	2019
Cash and cash equivalents	$7,174	$13,371
Restricted cash	1,201	1,287
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,375	$14,658

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the U.A.E., Saudi Arabia, Egypt and India letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. Standard payment terms are net 30 days. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $3.8 million and $4.1 million as of January 31, 2021 and January 31, 2020, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $2.4 million and $2.1 million were included in the balance of other long-term assets in our consolidated balance sheets as of January 31, 2021 and January 31, 2020, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. During 2020, the Company received payments of approximately $0.2 million. The Company continues to engage with the customer to ensure full payment of open balances, and during fiscal 2021 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of January 31, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the year ended January 31, 2021, no one customer accounted for greater than 10% of the Company's consolidated net sales and for the year ended January 31, 2020, one customer accounted for 11.5% of the Company's consolidated net sales.

As of January 31, 2021 and 2020, no one customer accounted for greater than 10% and one customer accounted for 13.3% of accounts receivable, respectively.

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

(In thousands)	2020	2019
Equity adjustment foreign currency, gross	$(1,590)	$(1,879)
Minimum pension liability, gross	(1,902)	(2,087)
Subtotal excluding tax effect	(3,492)	(3,966)
Tax effect of equity adjustment foreign currency	91	91
Tax effect of minimum pension liability	114	115
Total accumulated other comprehensive loss	$(3,287)	$(3,760)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

(In thousands)	2020	2019
Raw materials	$12,499	$13,859
Work in process	211	592
Finished goods	375	798
Subtotal	13,085	15,249
Less allowance	928	751
Inventories, net	$12,157	$14,498

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation. Depreciation expense was approximately $4.7 million in 2020 and $4.4 million in 2019.

(In thousands)	2020	2019
Land, buildings and improvements	$22,713	$22,328
Machinery and equipment	49,406	47,409
Furniture, office equipment and computer systems	3,830	4,317
Transportation equipment	2,725	3,762
Subtotal	78,674	77,816
Less accumulated depreciation	51,777	49,187
Property, plant and equipment, net of accumulated depreciation	$26,897	$28,629

Impairment of long-lived assets. The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At January 31, 2021, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for the United States and Middle East asset groups. However, triggering events were identified related to the Company's Canada asset group, indicating that further analysis was required in order to determine if it was more likely than not that the fair value of the asset group's long-lived assets exceeded their carrying values. Therefore, the Company performed a quantitative assessment to determine any potential impairment. After completion of this additional assessment, it was determined that there was no impairment of the Company's long-lived assets as of January 31, 2021 and 2020. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2021 and 2020, is attributable to the purchase of Perma-Pipe Canada, Ltd. ("PPC").

		Foreign exchange
(In thousands)	January 31, 2020	change effect	January 31, 2021
Goodwill	$2,254	$78	$2,332

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At January 31, 2021, the Company elected to perform a Step 0 qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit was less than its carrying amount, including goodwill. The qualitative assessment identified triggering events that indicated that further analysis was required in order to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value. Therefore, the Company proceeded to complete the Step 1 analysis to determine any potential impairment. The Step 1 analysis involved a quantitative fair valuation of the Company's Canadian reporting unit, including a market approach and discounted cash flow analysis. After completion of the Step 1 analysis, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the years ended January 31, 2021 and 2020; however, if the reporting unit is unable to achieve its forecasted results, there can be no assurance that a future impairment charge will not be required.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.6 million and $2.7 million as of January 31, 2021 and 2020, respectively. Accumulated amortization was approximately $2.5 million as of January 31, 2021 and 2020. The Company expensed less than $0.1 million during the year ended January 31, 2021 for patents that were considered impaired as they are no longer expected to provide future benefits for the Company. Future amortization over the next five years ending January 31 will be less than $0.1 million in the years 2021 to 2025 and less than $0.1 million thereafter. Amortization expense is expected to be recognized over the weighted-average period of 2.8 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.3 million in both 2020 and 2019.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets and liabilities for realizability at each reporting period.

The Company recognizes a tax position in its consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

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

Reclassifications. Certain reclassifications have been made to prior period financial statements to conform to current period presentation. These reclassifications have no effect on net income. Other income, net was reclassified from general and administrative expense on the consolidated statements of operations. Composition of deferred tax assets and liabilities were broken out to conform to current period presentation.

Net income/(loss) per common share. Earnings per share ("EPS") is computed by dividing net income/(loss) by the weighted average number of common shares outstanding (basic). The Company reported a net loss in 2020 and net income in 2019. Therefore, the Company adjusted for dilutive shares in 2019, while in 2020 the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding (in thousands)	2020	2019
Basic weighted average number of common shares outstanding	8,126	7,989
Dilutive effect of stock options and restricted stock units	-	431
Weighted average number of common shares outstanding assuming full dilution	8,126	8,420

Restricted Stock and Stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	214	143
Canceled options during the year	(25)	(33)
Restricted Stock and Stock options with an exercise price below the average stock price	168	431

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

Recent accounting pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of LIBOR on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. The Company's Senior Credit Facility which matures on September 20, 2021 bears interest using an alternate base rate or LIBOR plus an applicable margin.  Based on the maturity of the Senior Credit Facility prior to the discontinuation of LIBOR, the Company does not expect a material impact from the adoption of this standard on the financial statements of the Company.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which removes disclosures that are no longer considered cost beneficial, clarifies specific requirements of existing disclosures and adds disclosure requirements identified as relevant. This ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company has adopted this standard during the year ended January 31, 2021 and noted that there was no material impact on the financial statements of the Company.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has early adopted ASU 2019-12 in 2020, using a prospective application approach, and there was no material impact on the financial statements of the Company.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements.

Note 3 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contractual agreement. Retention receivables of $2.7 million and $3.0 million were included in the balance of trade accounts receivable as of January 31, 2021 and 2020, respectively. A retention receivable of $2.7 million and $2.6 million was included in the balance of other long-term assets as of January 31, 2021 and 2020 due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

Note 4 - Revenue recognition

The Company accounts for its revenues under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("Topic 606").

Revenue from contracts with customers:

The Company defines a contract as an agreement that has approval and commitment from both parties, defined rights and identifiable payment terms, which ensures the contract has commercial substance and that collectability is reasonably assured.

The Company’s standard revenue transactions are classified in to two main categories:

1)

Systems and Coating - which include all bundled products in which Perma-Pipe designs, engineers, and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and land-lines. Additionally, this systems classification also includes coating applied to pipes and structures.

2)	Products - which include cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for 2020 and 2019 are as follows (in thousands):

	2020		2019
	Sales	% to Total	Sales	% to Total
Products	$11,496	14%	$15,991	12%

Specialty Piping Systems and Coating
Revenue recognized under input method	35,041	41%	48,415	38%
Revenue recognized under output method	38,157	45%	63,257	50%
Total	$84,694	100%	$127,663	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of January 31, 2021 will be billed and collected within one year.

During the year ended January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income in the consolidated statements of operations. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of January 31, 2021.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	2020	2019
Costs incurred on uncompleted contracts	$17,543	$15,553
Estimated earnings	9,651	8,641
Earned revenue	27,194	24,194
Less billings to date	23,949	23,201
Costs in excess of billings, net	$3,245	$993
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$4,007	$2,166
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(762)	(1,173)
Costs in excess of billings, net	$3,245	$993

Substantially all of the $1.2 million and $1.6 million contract liabilities balances at January 31, 2020 and 2019, respectively, were recognized in revenues during 2020 and 2019, respectively.

In addition to these amounts, the Company has recorded $0.2 million of unbilled receivables from its subsidiaries in the Middle East in prepaid expenses and other current assets on its consolidated balance sheet as of January 31, 2021. The Company had no unbilled receivables recorded as of January 31, 2020.

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

Note 5 - Debt

(In thousands)	2020	2019
Revolving line - North America	$2,826	$8,577
Mortgage notes	6,394	6,568
Revolving lines - foreign	3,272	691
Term loan - foreign	17	-
Finance lease obligations	701	1,094
Total debt	13,210	16,930
Unamortized debt issuance costs	(166)	(169)
Less current maturities	6,776	10,044
Total long-term debt	$6,268	$6,717

Current portion of long-term debt	$6,776	$10,044
Unamortized debt issuance costs	(9)	(9)
Total short-term debt	$6,767	$10,035

The following table summarizes the Company's scheduled maturities on January 31:

(In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Revolving line - North America	$2,826	$2,826	$-	$-	$-	$-	$-
Mortgages	6,394	373	379	385	391	398	4,468
Revolving lines - foreign	3,272	3,272	-	-	-	-	-
Term loan - foreign	17	5	6	6	-	-	-
Finance lease obligations	701	300	255	146	-	-	-
Total	$13,210	$6,776	$640	$537	$391	$398	$4,468

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

Guidance from the American Institute of Certified Public Accountants' ("AICPA") Technical Question and Answer Section 3200.18 states that if a company expects to meet the PPP’s eligibility criteria and concludes that the PPP loan represents, in substance, a grant that is expected to be forgiven, it may analogize to International Accounting Standards ("IAS") 20 - Accounting for Government Grants and Disclosure of Government Assistance to account for the PPP loan.  The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program, although no assurance to that effect can be provided. Therefore, the Company has recognized the earnings impact on a systematic basis over the periods in which the Company recognized as expenses the related costs for which the grants were intended to compensate. We noted that all of these expenses, and thus the related earnings impact, were incurred during the year ended January 31, 2021.

The IAS 20 guidance allows for recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected the former option, to make a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. As such, we have recognized the proceeds in earnings during the year ended January 31, 2021. The amounts are recognized in other income in the consolidated statements of operations. The Company has submitted its application and supporting documentation for forgiveness to its bank, which has submitted the application and supporting documents to the SBA. We are currently awaiting approval of forgiveness from the SBA.

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

On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the United Arab Emirates. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.2 million. The Amendment and Waiver also eliminated the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

The amended fixed charge coverage ratio requirements for the Company and its subsidiaries under the Amendment and Waiver are (i) 1.25 to 1.00 for the six-month period ending April 30, 2021 and (ii) 1.25 to 1.00 for the nine-month period ending July 31, 2021. The amended fixed charge coverage ratio requirements for the North American Loan Parties under the Amendment and Waiver are (i) 1.10 to 1.00 for the three-month period ending January 31, 2021; (ii) 1.10 to 1.00 for the six-month period ending April 30, 2021; and (iii) 1.10 to 1.00 for the nine-month period ending July 31, 2021. In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated Adjusted EBITDA, would result in pro forma compliance with the covenant.

Due to continued project delays as a result of the COVID-19 pandemic, as of January 31, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the three-month period ended January 31, 2021 under the Amendment and Waiver for the North American Loan Parties. Per the Amendment and Waiver, the Company will repatriate approximately $0.8 million in cash from its subsidiary in the United Arab Emirates in April 2021 to cure the breach. The repatriation will not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. As of January 31, 2021, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.6 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. The Company estimates that it may need to repatriate cash of up to $0.1 million in the next six months. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation.

The Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued based on the following:

●	The Company’s execution of the Amendment and Waiver described above,
●	The Company’s ability to repatriate cash from its foreign subsidiaries to cure any future covenant defaults without any material cost or tax consequences,
●	The Company expects an increase in business activity and cash flow from operations over the remaining term of the Amendment and Waiver,
●	Management expects to be able to borrow within the reduced availability parameters noted above, and
●	The Company’s flexibility in deciding when to incur its planned capital expenditures allows the Company to defer cash spending if necessary to ensure compliance with loan covenants in the future.

As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million at a rate of 6.25% and had $1.7 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below. The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at January 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.4% and was originally set to expire in November 2020. However, the expiration has been extended due to the COVID-19 pandemic and the inability to finalize renewal documentation prior to that time. The Company is awaiting final documentation to complete the renewal process, which is expected to occur in April 2021.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at January 31, 2021) from a bank in the U.A.E. The facility was renewed in January 2021 under the same terms. It has an interest rate of approximately 3.9% and is set to expire in January 2022.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.7 million at January 31, 2021). This credit arrangement was in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricts the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility was originally set to expire in June 2020, however, the expiration was extended to January 2021 due to the COVID-19 pandemic and the inability to finalize renewal documentation prior to that time. The Company has not made borrowings under this facility. The Company is currently negotiating the renewal of the facility under similar terms, with a revolving line of 100.0 million Egyptian Pounds and the renewal process is expected to be completed in April 2021.

In January 2021, the Company entered into a second credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at January 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in August 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and the 200.0 million Egyptian Pound facility in Egypt as of January 31, 2021. The Company was not in compliance with a covenant under its 46.2 million Egyptian Pound project financing in Egypt as of January 31, 2021. The Company did not have a share capital increase registered with the General Authority for Investment, as required by facility covenants, but is in the process of curing the breach and has received a waiver from the bank as of January 31, 2021. On January 31, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, one of which has a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of January 31, 2021, the Company's interest rates ranged from 3.4% to 8.0%, with a weighted average rate of 6.05%, and the Company could borrow $23.1 million under these credit arrangements. As of January 31, 2021, $5.8 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2021, the Company had borrowed $3.3 million, and had an additional $1.3 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of January 31, 2021 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

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

Note 6 - Leases

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

The Company has several significant operating lease agreements, with lease terms of one to 30 years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and ROU assets as the Company is not reasonably certain to exercise the options.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At January 31, 2021, the Company had operating lease liabilities of $14.6 million and operating ROU assets of $13.4 million, which are reflected in the consolidated balance sheet. At January 31, 2021, the Company also had finance lease liabilities of $0.7 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $0.8 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases follows (in thousands):

Operating and Finance leases:	January 31, 2021	January 31, 2020
Finance leases assets:
Property and Equipment - gross	$879	$1,696
Accumulated depreciation and amortization	(96)	(551)
Property and Equipment - net	$783	$1,145

Finance lease liabilities:
Finance lease liability short-term	$300	$417
Finance lease liability long-term	401	677
Total finance lease liabilities	$701	$1,094

Operating lease assets:
Operating lease ROU assets	$13,384	$11,475

Operating lease liabilities:
Operating lease liability short-term	$1,402	$1,040
Operating lease liability long-term	13,174	11,214
Total operating lease liabilities	$14,576	$12,254

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Year Ended January 31, 2021	Year Ended January 31, 2020
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$214	$208
Interest on lease liabilities	Interest expense	69	58
Operating lease costs	Cost of sales, SG&A expenses	2,570	2,326
Short-term lease costs (1)	Cost of sales, SG&A expenses	398	425
Sub-lease income	SG&A expenses	(81)	(81)
Total Lease costs		$3,170	$2,936

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended January 31, 2021	Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$432	$287
Operating cash flows from finance leases	69	58
Operating cash flows from operating leases	3,097	2,287

Year Ended January 31, 2021
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	3,255

Weighted-average lease terms discount rates are as follows:

January 31, 2021
Weighted-average remaining lease terms (in years):
Finance leases	2.3
Operating leases	12.9

Weighted-average discount rates:
Finance leases	7.7%
Operating leases	7.9%

On January 31, 2021, future minimum annual rental commitments under non-cancelable lease obligations were as follows in thousands):

Year:	Operating Leases	Finance Leases
For the year ended January 31, 2022	$2,348	$342
For the year ended January 31, 2023	2,406	278
For the year ended January 31, 2024	2,392	150
For the year ended January 31, 2025	1,662	-
For the year ended January 31, 2026	1,475	-
Thereafter	14,339	-
Total lease payments	24,622	770
Less: amount representing interest	(10,046)	(69)
Total lease liabilities at January 31, 2021	$14,576	$701

Rental expense for operating leases was $3.0 million and $2.8 million in 2020 and 2019, respectively.

The Company has several significant operating lease agreements as follows:

•	Office space of approximately 31,650 square feet in Niles, IL is leased until October 2023.
•	Five acres of land in Louisiana is leased through March 2022.
•	Twenty acres of land in Canada leased through December 2022.
•	Nine acres of land in the Kingdom of Saudi Arabia is leased through April 2030.
•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June 2030.
•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July 2032.
•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December 2032.
•	Approximately fourteen acres of land in the U.A.E. is leased through August 2050.

Note 7 - Income taxes

Income/(loss) from continuing operations before income taxes (in thousands)	2020	2019
Domestic	$(3,288)	$400
Foreign	(4,487)	4,635
Total	$(7,775)	$5,035

Components of income tax expense/(benefit) (in thousands)	2020	2019
Current
Federal	$18	$34
Foreign	413	1,455
State and other	105	181
Total current income tax expense	536	1,670
Deferred
Federal	—	—
Foreign	(669)	(211)
State and other	—	—
Total deferred income tax expense/(benefit)	(669)	(211)
Total income tax expense/(benefit)	$(133)	$1,459

Repatriation of foreign earnings

As a result of the onetime transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will no longer be subject to incremental U.S. tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. As such, the Company has reduced the liability from $0.4 million as of January 31, 2020 to $0.2 million as of January 31, 2021 related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern subsidiaries. The Middle Eastern subsidiaries have unremitted earnings of $22.4 million as of January 31, 2021, all of which has been subject to the transition tax in the United States. Unremitted earnings of $15.7 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, $6.8 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of less than $0.1 million, and the $4.4 million of earnings permanently reinvested in India would be subject to withholding tax of $0.9 million. The Company has not recorded a deferred tax liability related to any financial reporting basis over tax basis related to the investment in these foreign subsidiaries as it is not practical to estimate.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% was as follows:

(In thousands)	2020	2019
Tax expense at federal statutory rate	$(1,633)	$1,057
State expense, net of federal income tax effect	(97)	147
Deferred balance adjustment	(5)	(212)
Domestic valuation allowance	1,807	(337)
Domestic return to provision	(485)	(172)
Global Intangible Low Tax Income Inclusion	-	703
Nontaxable Paycheck Protection Program Loan Forgiveness Proceeds	(662)	-
Permanent differences other	282	(5)
Valuation allowance for state NOLs	183	(2)
Differences in foreign tax rate	527	(79)
Foreign rate change	18	(63)
Deferred tax on unremitted earnings	(176)	183
Foreign withholding taxes	209	274
All other, net expense	(101)	(35)
Total income tax expense/(benefit)	$(133)	$1,459

The Company's worldwide effective tax rates ("ETR") were 1.7% and 29.0% in 2020 and 2019, respectively. The change in the ETR from the prior year to the current year is largely due to the Company’s valuation allowance against its domestic deferred tax asset and changes to the mix of income in various jurisdictions, including losses in the zero rate jurisdiction of the United Arab Emirates.

Components of deferred income tax assets (in thousands)	2020	2019
U.S. Federal NOL carryforward	$8,626	$7,209
Deferred compensation	508	401
Research tax credit	2,686	2,686
Foreign NOL carryforward	543	223
Foreign tax credit	2,580	2,580
Stock compensation	442	429
Other accruals not yet deducted	245	267
State NOL carryforward	2,678	2,567
Accrued commissions and incentives	362	354
Inventory valuation allowance	106	75
Lease liability	541	604
Other	113	127
Deferred tax assets, gross	19,430	17,522
Valuation allowance	(17,746)	(15,937)
Total deferred tax assets, net of valuation allowances	$1,684	$1,585

Components of the deferred income tax liability
Depreciation	$(981)	$(1,275)
Foreign subsidiaries unremitted earnings	(289)	(470)
Prepaid	(21)	(61)
Right of use asset	(484)	(538)
Total deferred tax liabilities	$(1,775)	$(2,344)

Deferred tax liability, net	$(91)	$(759)

Balance sheet classification
Long-term assets	$823	$293
Long-term liability	(914)	(1,052)
Total deferred tax liabilities, net of valuation allowances	$(91)	$(759)

The Company has a gross U.S. Federal operating loss carryforward of $41.1 million that will begin to expire in the year ending January 31, 2031.

The deferred tax asset ("DTA") for state net operating loss ("NOL") carryforwards of $2.7 million relates to amounts that expire at various times from 2022 to 2031.

The Company has a DTA foreign NOL carryforward of $0.5 million for its subsidiaries in Saudi Arabia and India. The NOL in Saudi Arabia can be carried forward indefinitely and does not have a valuation allowance recorded against it while the NOL in India can be carried forward for eight years and does not have a valuation allowance recorded against it. The ultimate realization of this tax benefit is dependent upon the generation of enough operating income in the foreign tax jurisdictions.

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

On the basis of this evaluation, as of December 31, 2013, a full valuation allowance was recorded against the domestic deferred tax assets as the Company has determined that they are not more likely than not to be realized based upon the available evidence. As of January 31, 2021, the Company has not released the valuation allowance as the objective negative evidence in the form of cumulative losses continues to exist. The amount of the domestic deferred tax assets considered realizable, however, could be increased if objective negative evidence in the form of cumulative losses is no longer present.

The Company has a deferred tax asset of $2.6 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire on January 31, 2026.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

(In thousands)	2020	2019
Balance at beginning of the year	$1,545	$1,447
Increases in positions taken in a prior period	2	(26)
Increases in positions taken in a current period	65	132
Decreases due to lapse of statute of limitations	(21)	(8)
Balance at end of the year	$1,591	$1,545

Included in the total UTP liability were estimated accrued interest and penalties of $0.2 million and less than $0.1 million in January 31, 2021 and 2020, respectively. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2021, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2021 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $0.5 million of the amount accrued on January 31, 2021 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2018, 2019 and 2020 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2002 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future year audits.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

(In thousands)	2020	2019
Level 1 market value of plan assets
Equity securities	$4,112	$3,139
U.S. bond market	1,716	2,134
Real estate securities	198	369
Subtotal	6,026	5,642
Level 2 significant other observable inputs
Money market fund	$139	$169
Subtotal	139	169
Investments measured at net asset value*	$851	$739
Total	$7,016	$6,550

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

On January 31, 2021, plan assets were held 72% in equity, 26% in debt and 2% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of approximately 60% equities, 30% fixed income and 10% alternative investments, diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2020 resulted in $0.3 million gain on plan assets, computed as the actual return as presented below less the expected return, which increased the fair value of plan assets at year end. The Company kept its expected return on plan assets used in determining cost and benefit obligations consistent at 7.5%, based on long-term market expectations that were relatively unchanged from the prior year. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. Future contributions that may be necessary to maintain funding requirements are not expected to materially affect the Company's liquidity.

Reconciliation of benefit obligations, plan assets and funded status of plan (in thousands)	2020	2019
Accumulated benefit obligations
Vested benefits	$7,090	$6,959
Accumulated benefits	$7,090	$6,959

Change in benefit obligation
Benefit obligation - beginning of year	$6,959	$6,258
Interest cost	190	237
Actuarial loss	256	788
Benefits paid	(315)	(324)
Benefit obligation - end of year	$7,090	$6,959

Change in plan assets
Fair value of plan assets - beginning of year	$6,550	$6,179
Actual gain on plan assets	781	695
Benefits paid	(315)	(324)
Fair value of plan assets - end of year	$7,016	$6,550

Unfunded status	$(74)	$(409)

Balance sheet classification
Prepaid expenses and other current assets	$332	$325
Other assets	1,828	1,679
Deferred compensation liabilities	(2,234)	(2,413)
Net amount recognized	$(74)	$(409)

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$1,902	$2,087
Net amount recognized	$1,902	$2,087

Weighted-average assumptions used to determine net cost and benefit obligations	2020	2019
End of year benefit obligation discount rate	2.50%	2.80%
End of year net periodic benefit cost discount rate	2.80%	3.90%
Expected return on plan assets	7.50%	7.50%

The discount rate was based on the FTSE pension discount curve of high quality fixed income investments with cash flows matching the plan's expected benefit payments, consistent with prior years. The Company determines the expected long-term rate of return on plan assets by performing a detailed analysis of historical and expected returns based on the strategic asset allocation approved by the Board of Directors and the underlying return fundamentals of each asset class. The Company's historical experience with the pension fund asset performance is also considered.

Components of net periodic benefit cost (in thousands)	2020	2019
Interest cost	$190	$237
Expected return on plan assets	(479)	(450)
Recognized actuarial loss	139	102
Net periodic benefit income	$(150)	$(111)

Amounts recognized in other comprehensive income (in thousands)
Actuarial loss on obligation	$(256)	$(787)
Actual gain on plan assets	302	246
Amounts recognized in current year	139	102
Total in other comprehensive income	$185	$(439)

Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets. During the year ended January 31, 2021, there was an actuarial gain of less than $0.1 million. This is comprised of an asset gain of $0.3 million and liability loss of $0.3 million. The liability loss is the combination of: (i) a loss due to a 30 basis point decrease in the discount rate, (ii) a gain resulting from an update to the mortality improvement assumption and (iii) other demographic losses. During the year ended January 31, 2020, there was an actuarial loss of $0.5 million. This was comprised of an asset gain of $0.3 million and liability loss of $0.8 million. The liability loss was a combination of: (i) a loss due to a 110 basis point decrease in the discount rate, (ii) a gain resulting from an update to the mortality assumption and (iii) other demographic losses.

Cash flows (in thousands)
Expected employer contributions for the fiscal year ending January 31, 2022	$—
Expected employee contributions for the fiscal year ending January 31, 2022	—
Estimated future plan benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2022	$332
2023	332
2024	327
2025	328
2026	327
2027 - 2031	1,637

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

Contributions to the 401(k) plan were $0.3 million each in the years ended January 31, 2021 and 2020.

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

								Collective
			Funded	FIP/RP Status	2020	2019	Surcharge	Bargaining
Plan Name	EIN	Plan #	Zone Status	Pending/Implemented	Contribution	Contribution	Imposed	Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	$206	$239	No	3/31/2022

Note 9 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020. Prior to the 2017 Plan's expiration, grants were made to the Company's employees, officers and independent directors, as described below.

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At January 31, 2021, the Company had reserved a total of 522,970 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

While the 2017 Plan provided for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, the Company issued only restricted shares and restricted stock units under the 2017 Plan. The 2017 Plan authorized awards to officers, employees, consultants, and directors.

Stock compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

(In thousands)	2020	2019
Stock-based compensation expense	$3	$12
Restricted stock based compensation expense	1,041	999
Total stock-based compensation expense	$1,044	$1,011

Stock options

The Company did not grant any stock options during the years ended January 31, 2021 or 2020. The following tables summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2019	218	$8.60	3.8	$257

Exercised	(53)	6.91		162
Expired or forfeited	(33)	7.10
Outstanding on January 31, 2020	132	8.98	3.2	160

Options exercisable on January 31, 2020	129	$9.01	3.1	155

Exercised	-
Expired or forfeited	(25)	7.85
Outstanding on January 31, 2021	107	9.24	2.5	5

Options exercisable on January 31, 2021	107	$9.24	2.5	$5

No stock options were exercised during the years ended January 31, 2021 or 2020.

Unvested options outstanding (shares in thousands)	Options	Weighted-average grant date fair value	Aggregate intrinsic value
Outstanding on January 31, 2020	3	$7.33	$4
Granted	-	-
Vested	(3)
Expired or forfeited	-
Outstanding on January 31, 2021	-	$-	$-

As of January 31, 2021, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Deferred stock

As part of their compensation, each year the Company grants deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is only distributed to the directors upon their separation from service. In June 2019, the Company granted 23,104 deferred stock units from the 2017 Plan, and as of January 31, 2021, there were approximately 97,799 deferred stock units outstanding included in the restricted stock activity shown below.

Restricted stock

The Company has granted restricted stock to executive officers, independent directors and employees. The restricted stock vest ratably over one to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended January 31, 2021 and 2020, respectively:

(Shares in thousands)	Restricted shares	Weighted average price	Aggregate intrinsic value
Outstanding on January 31, 2019	274	$8.74	$2,392
Granted	152	9.09
Issued	(79)
Forfeited	(26)	8.79
Outstanding on January 31, 2020	321	$9.03	$2,902
Granted	156	5.88
Issued	(64)
Forfeited	(41)	8.31
Outstanding on January 31, 2021	372	$7.62	$2,843

The fair value of restricted stock vested was $0.5 million and $0.8 million in 2020 and 2019, respectively. As of January 31, 2021, there was $1.3 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.8 years.

Note 10 - Interest expense, net

(In thousands)	2020	2019
Interest expense	$649	$1,106
Interest income	(268)	(201)
Interest expense, net	$381	$905

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 31, 2021 and 2020

(In thousands)	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2)	Balance at end of period
Year Ended January 31, 2021
Allowance for possible losses in collection of trade receivables	$407	$72	$(7)	$2	$474

Year Ended January 31, 2020
Allowance for possible losses in collection of trade receivables	$536	$123	$(254)	$2	$407

(1) Uncollectible accounts charged off.

(2) Primarily related to recoveries from accounts previously charged off and currency translation.

EXHIBIT INDEX

The exhibits listed below are filed herewith except the exhibits described below as incorporated by reference. Exhibits not filed herewith are incorporated by reference to such exhibits filed by the Company under the location set forth under the caption "Description and Location" below. The Commission file number for the Company's Exchange Act filings referenced below is 001-32530.

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

3(iii)	Fifth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
4(a)	Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-70794]
4(b)	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10(a)

Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *

10(b)	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004] *
10(c)

2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on April 19, 2010]*

10(d)	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2013] *
10(e)	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10(f)	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 19, 2017] *
10(g)

Form of Restricted Stock Unit Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed on September 11, 2018]*

10(h)

Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]

10(i)	Executive Employment Agreement, dated October 1, 2018, by and between the Company and D. Bryan Norwood [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2018]*
10(j)	Form of Restricted Stock Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017* [Incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10(k)	Executive Employment Agreement, dated January 31, 2020 by and between the Company and Wayne Bosch* [Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10(l)	Form of Restricted Stock and Performance Award Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

Perma-Pipe International Holdings, Inc.

Date: April 15, 2021	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer))
)
	D. BRYAN NORWOOD*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer))		April 15, 2021
)
	DAVID S. BARRIE*	Director and Chairman of the Board of Directors

	DAVID B. BROWN*	Director	)

	JEROME T. WALKER*	Director	)

	CYNTHIA BOITER*	Director	)

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield