Form 10-Q
period 2021-04-30
Perma-Pipe International Holdings, Inc.
filed 2021-06-08
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

On June 4, 2021, there were 8,164,989 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2021

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,
	2021	2020
Net sales	$24,423	$22,741
Cost of sales	19,918	19,275
Gross profit	4,505	3,466

Operating expenses
General and administrative expenses	4,404	4,304
Selling expenses	1,042	1,647
Total operating expenses	5,446	5,951

Loss from operations	(941)	(2,485)

Interest expense, net	178	186
Other income, net	441	(65)
Loss from operations before income taxes	(678)	(2,736)

Income tax expense/(benefit)	165	(215)

Net loss	$(843)	$(2,521)

Weighted average common shares outstanding
Basic	8,165	8,048
Diluted	8,165	8,048

Loss per share
Basic	(0.10)	(0.31)
Diluted	(0.10)	(0.31)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended April 30,
	2021	2020
Net loss	$(843)	$(2,521)

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	40	(367)
Other comprehensive income/(loss)	40	(367)

Comprehensive loss	$(803)	$(2,888)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

	April 30, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,483	$7,174
Restricted cash	1,164	1,201
Trade accounts receivable, less allowance for doubtful accounts of $497 at April 30, 2021 and $474 at January 31, 2021	27,305	25,226
Inventories, net	15,069	12,157
Prepaid expenses and other current assets	9,078	4,110
Costs and estimated earnings in excess of billings on uncompleted contracts	3,473	4,007
Total current assets	64,572	53,875
Property, plant and equipment, net of accumulated depreciation	26,223	26,897
Other assets
Operating lease right-of-use asset	12,178	13,384
Deferred tax assets	911	823
Goodwill	2,427	2,332
Other assets	5,305	5,380
Total other assets	20,821	21,919
Total assets	$111,616	$102,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$13,644	$10,365
Accrued compensation and payroll taxes	1,660	1,448
Commissions and management incentives payable	231	218
Revolving line - North America	-	2,826
Current maturities of long-term debt	2,723	3,941
Customers' deposits	2,206	2,088
Outside commission liability	1,980	1,431
Operating lease liability short-term	1,311	1,402
Other accrued liabilities	3,287	2,616
Billings in excess of costs and estimated earnings on uncompleted contracts	2,034	762
Income taxes payable	1,409	1,155
Total current liabilities	30,485	28,252
Long-term liabilities
Long-term debt, less current maturities	5,585	6,268
Long-term finance obligation	8,905	-
Deferred compensation liabilities	4,116	4,120
Deferred tax liabilities	868	914
Operating lease liability long-term	12,185	13,174
Other long-term liabilities	690	650
Total long-term liabilities	32,349	25,126
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,165 issued and outstanding at April 30, 2021 and 8,165 issued and outstanding at January 31, 2021	82	82
Additional paid-in capital	61,147	60,875
Accumulated deficit	(9,200)	(8,357)
Accumulated other comprehensive loss	(3,247)	(3,287)
Total stockholders' equity	48,782	49,313
Total liabilities and stockholders' equity	$111,616	$102,691

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2021	$82	$60,875	$(8,357)	$(3,287)	$49,313

Net loss	-	-	(843)	-	(843)
Stock-based compensation expense	-	272	-	-	272
Foreign currency translation adjustment	-	-	-	40	40
Total stockholders' equity at April 30, 2021	$82	$61,147	$(9,200)	$(3,247)	$48,782

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2020	$80	$60,024	$(715)	$(3,760)	$55,629

Net loss	-	-	(2,521)	-	(2,521)
Stock-based compensation expense	-	219	-	-	219
Foreign currency translation adjustment	-	-	-	(367)	(367)
Total stockholders' equity at April 30, 2020	$80	$60,243	$(3,236)	$(4,127)	$52,960

Shares	2021	2020
Balances at beginning of year	8,164,989	8,048,006
Shares issued	-	116,983
Balances at period end	8,164,989	8,164,989

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2021	2020
Operating activities
Net loss	$(843)	$(2,521)
Adjustments to reconcile net loss to net cash flows (used in)/provided by operating activities
Depreciation and amortization	1,122	1,111
Deferred tax benefit	(157)	(362)
Stock-based compensation expense	272	219
Provision on uncollectible accounts	22	(62)
Changes in operating assets and liabilities
Accounts receivable	(2,634)	3,361
Inventories, net	(2,873)	468
Costs and estimated earnings in excess of billings on uncompleted contracts	1,806	(847)
Accounts payable	3,239	(977)
Accrued compensation and payroll taxes	221	900
Customers' deposits	128	(750)
Income taxes receivable and payable	302	56
Prepaid expenses and other current assets	(2,588)	(997)
Other assets and liabilities	(444)	997
Net cash (used in)/provided by operating activities	(2,427)	596
Investing activities
Capital expenditures	(424)	(775)
Net cash used in investing activities	(424)	(775)
Financing activities
Proceeds from revolving lines	69	15,186
Payments of debt on revolving lines	(4,168)	(16,003)
Payments of debt on mortgage	(892)	-
Proceeds from finance obligation, net of issuance costs	9,138	-
Payments of principal on finance obligation	(34)	-
Payments of other debt	(65)	(79)
Decrease in drafts payable	16	(44)
Payments on finance lease obligations	(117)	(105)
Net cash provided by/(used in) financing activities	3,947	(1,045)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	176	120
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,272	(1,104)
Cash, cash equivalents and restricted cash - beginning of period	8,375	14,659
Cash, cash equivalents and restricted cash - end of period	$9,647	$13,555
Supplemental cash flow information
Interest paid	$153	$196
Income taxes paid	(35)	49

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 30, 2021

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of January 31, 2021 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2021 and 2020 are for the three months ended April 30, 2021, and for the fiscal years ended January 31, 2022 and 2021, respectively.

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

One of the Company’s accounts receivable in the total amount of $3.8 million as of April 30, 2021 and January 31, 2021, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon the commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $2.1 million was included in the balance of other long-term assets as of April 30, 2021 and January 31, 2021, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. During the first quarter of 2021, the Company received approximately $0.1 million from the customer and additional receipts are expected throughout the rest of 2021. The Company continues to engage with the customer to ensure full payment of open balances, and during fiscal 2021 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of April 30, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended April 30, 2021, one individual customer accounted for 10% of the Company’s consolidated net sales, and during the same period in 2020, no individual customer accounted for greater than 10% of the Company's consolidated net sales.

As of April 30, 2021 and January 31, 2021, one customer accounted for 11% and no one customer accounted for greater than 10% of the Company's accounts receivable, respectively.

Note 4 - Revenue recognition

The Company accounts for its revenues under Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers".

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended April 30,
	2021		2020
	Sales	% to Total	Sales	% to Total
Products	$2,587	10%	$4,465	19%

Specialty Piping Systems and Coating
Revenue recognized under input method	9,952	41%	8,562	38%
Revenue recognized under output method	11,884	49%	9,714	43%
Total	$24,423	100%	$22,741	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of April 30, 2021 will be billed and collected within one year.

During the year ended January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income in the consolidated statement of operations for the year ended January 31, 2021. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of April 30, 2021.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	April 30, 2021	January 31, 2021
Costs incurred on uncompleted contracts	$ 18,035	$ 17,543
Estimated earnings	9,825	9,651
Earned revenue	27,860	27,194
Less billings to date	26,421	23,949
Costs in excess of billings, net	$ 1,439	$ 3,245
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$ 3,473	$ 4,007
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(2,034)	(762)
Costs in excess of billings, net	$ 1,439	$ 3,245

Substantially all of the $1.2 million contract liabilities balance as of January 31, 2020 was recognized in revenues during 2020 and substantially all of the $0.8 million contract liabilities balance as of January 31, 2021 is expected to be recognized in revenues during 2021.

Additionally, included in prepaid expenses and other current assets on the consolidated balance sheet, the Company has recorded $4.2 million and $0.2 million of unbilled receivables as of April 30, 2021 and January 31, 2021, respectively, from revenues generated by its Middle East subsidiaries.

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

The Company's effective tax rate ("ETR") from operations in the first quarter in fiscal 2021 was (24.3%) compared to 7.8% during the prior year period. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties at April 30, 2021, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At April 30, 2021, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three months ended April 30, 2021. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2021 and January 31, 2021 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2021	Foreign exchange change effect	April 30, 2021
Goodwill	$2,332	$95	$2,427

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At April 30, 2021, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three months ended April 30, 2021. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020. Prior to the 2017 Plan's expiration, grants were made to the Company's employees, officers and independent directors, as described below.

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted. At April 30, 2021 the Company had reserved a total of 479,182 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

The Company's 2021 Omnibus Stock Incentive Plan dated May 26, 2021 was approved by the Company's stockholders in May 2021 ("2021 Plan"). The Plan will expire in May 2024. The 2021 Plan authorizes awards to officers, employees, consultants and independent directors.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The following were the Company's stock-based compensation expenses for the periods presented:

	Three Months Ended April 30,
(In thousands)	2021	2020
Stock-based compensation expense	$-	$2
Restricted stock-based compensation expense	272	217
Total stock-based compensation expense	$272	$219

Stock Options

The Company did not grant any stock options during the three months ended April 30, 2021. The following tables summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2021	107	$9.24	2.5	$5
Expired or forfeited	-	-	-	-
Outstanding at April 30, 2021	107	9.24	2.2	10

Options exercisable at April 30, 2021	107	$9.24	2.2	$10

No stock options were exercised during the three months ended April 30, 2021.

There was no vesting, expiration or forfeiture of previously unvested stock options during the three months ended April 30, 2021. As of April 30, 2021, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended April 30, 2021:

(Shares in thousands)	Restricted Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 31, 2021	372	$7.62	$2,843
Forfeited or retired for taxes	(1)	6.95
Outstanding at April 30, 2021	371	$7.62	$2,835

The Company did not grant any restricted stock, nor were any shares of restricted stock vested and issued during the three months ended April 30, 2021. As of April 30, 2021, there was $1.0 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

Note 8 - Loss per share

	Three Months Ended April 30,
(In thousands)	2021	2020
Basic weighted average common shares outstanding	8,165	8,048
Dilutive effect of equity compensation plans	-	-
Weighted average common shares outstanding assuming full dilution	8,165	8,048

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	103	77
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	279	274

Note 9 - Debt

Debt totaled $8.3 million and $13.2 million at April 30, 2021 and January 31, 2021, respectively.

Paycheck Protection Program Loan. On May 1, 2020, the Company entered into a loan agreement under the Small Business Administration's Paycheck Protection Program ("PPP") and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%, and the loan had a maturity date of April 28, 2022. Under Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses.  The Company believes the PPP loan proceeds will be forgiven under the terms of the CARES Act program, although no assurance to that effect can be provided.

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

The IAS 20 guidance allows for recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected the former option, to make a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. As such, we have recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income in the consolidated statements of operations. The Company has submitted its application and supporting documentation for forgiveness to its bank, which has submitted the application and supporting documents to the Small Business Administration ("SBA"). We are currently awaiting approval of forgiveness from the SBA.

Revolving lines - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year $18.0 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

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

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of the assets of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. The Company has engaged a consultant to assist with the search for, communication with and selection of a new lender or a replacement facility with PNC. We have been in communications and shared data with PNC and others. The Company expects to negotiate a renewal to or replacement for its existing credit facility prior to maturity.

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

On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the United Arab Emirates. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminates the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

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

As of April 30, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the six-month period ended April 30, 2021 under the Amendment and Waiver for the North American Loan Parties. Per the Amendment and Waiver, the Company will repatriate approximately $0.9 million in cash from its subsidiary in the United Arab Emirates in June 2021 to maintain compliance with the Amendment and Waiver. The repatriation will not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries.  As of April 30, 2021, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.0 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation.

The Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued based on the following:

●	The Company’s execution of the Amendment and Waiver described above,
●	The Company’s ability to repatriate cash from its foreign subsidiaries to cure any future covenant defaults without any material cost or tax consequences,
●	The Company expects an increase in business activity and cash flow from operations over the remaining term of the Amendment and Waiver,
●	Management expects to be able to borrow within the reduced availability parameters noted above,
●	The Company’s flexibility in deciding when to incur its planned capital expenditures, allowing the Company to defer cash spending if necessary to ensure compliance with loan covenants in the future, and
●

The Company's entry into the Purchase and Sale Agreement to sell its land and buildings in Lebanon, Tennessee. The Company used a portion of the proceeds to repay its borrowings under the Senior Credit Facility. The Company expects to use its liquidity for strategic investments and general corporate needs, as discussed further below.

As of April 30, 2021, as a result of the repayment of borrowings with proceeds from the sale of its land and buildings in Lebanon, Tennessee, the Company had no borrowings and had $7.6 million available under the Senior Credit Facility, before application of the $2.0 million availability block noted above in connection with the Amendment and Waiver. As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million and had $1.7 million available under the Senior Credit Facility.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for a purchase price of $10.4 million. The transaction generated net cash proceeds of $8.7 million. The Company used a portion of the proceeds to repay its borrowings under the Senior Credit Facility. The Company expects to use its liquidity for strategic investments and general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.9 million is recognized in long-term finance obligation on the Company's consolidated balance sheet as of April 30, 2021. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender. At closing, $0.4 million was placed in a short-term escrow account to cover certain post-closing contingencies that may arise. The contingencies were resolved in May 2021 and the Company received the escrowed funds in June 2021.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the United Arab Emirates (the "U.A.E.") and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at April 30, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.5% and was originally set to expire in November 2020, however, the expiration has been extended due to the COVID-19 pandemic and inability to finalize renewal documentation prior to that time. The Company is awaiting final documentation to complete the renewal process, which is expected to occur in June 2021.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at April 30, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2022.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.7 million at April 30, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility was originally set to expire in June 2020, however, the expiration was extended to January 2021 due to the COVID-19 pandemic and the inability to finalize renewal documentation prior to that time. The Company has not made any borrowings under this facility. The Company is currently negotiating the renewal of the facility under similar terms, with a revolving line of 100.0 million Egyptian Pounds. The renewal process is expected to be completed in June 2021.

In January 2021, the Company entered into a second credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at April 30, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in August 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. as of April 30, 2021. The Company was not in compliance with a covenant under its 46.2 million Egyptian Pound project financing in Egypt as of April 30, 2021. The Company did not have a share capital increase registered with the General Authority for Investment, as required by facility covenants, but is in the process of curing the breach and has received a waiver from the bank as of April 30, 2021. On April 30, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, one of which has a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of April 30, 2021, the Company's interest rates ranged from 3.5% to 8.0%, with a weighted average rate of 5.13%, and the Company could borrow $5.8 million under these credit arrangements. As of April 30, 2021, $5.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2021, the Company had borrowed $2.0 million, and had an additional $5.8 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2021 and January 31, 2021, were included as current maturities of long-term debt in the Company's consolidated balance sheet.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 4.55% at April 30, 2021. Principal payments began in January 2018.

On June 19, 2012, the Company borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for repayment of amounts borrowed. On April 14, 2021, the Company entered into the Purchase and Sale Agreement, discussed further in Note 9 - Debt, above. Concurrently with the sale, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.

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

Finance Leases. In 2019, the Company obtained two finance leases for a total of CAD 1.1 million (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases were 8.0% per annum with monthly principal and interest payments of less than $0.1 million. These leases mature in August 2023.  In 2017, the Company obtained three finance leases for a total of CAD 1.1 million (approximately $0.8 million at the prevailing exchange rates on the transaction dates) to finance vehicle equipment. The interest rates for these finance leases range from 4.0% to 7.8% per annum with monthly principal and interest payments of less than $0.1 million. Two of these leases matured in April 2021 and new leases have been entered into in May 2021 to replace the matured leases. The remaining lease matures in September 2022.

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

At April 30, 2021, the Company had total operating lease liabilities of $13.5 million and total operating ROU assets of $12.2 million, which are reflected in the consolidated balance sheet. At April 30, 2021, the Company also had total finance lease liabilities of $0.6 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $0.7 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	April 30, 2021	January 31, 2021
Finance leases assets:
Property and Equipment - gross	$1,061	$879
Accumulated depreciation and amortization	(311)	(96)
Property and Equipment - net	$750	$783

Finance lease liabilities:
Finance lease liability short-term	$262	$300
Finance lease liability long-term	350	401
Total finance lease liabilities	$612	$701

Operating lease assets:
Operating lease ROU assets	$12,178	$13,384

Operating lease liabilities:
Operating lease liability short-term	$1,311	$1,402
Operating lease liability long-term	12,185	13,174
Total operating lease liabilities	$13,496	$14,576

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$54	$48
Interest on lease liabilities	Interest expense	13	19
Operating lease costs	Cost of sales, SG&A expenses	648	612
Short-term lease costs (1)	Cost of sales, SG&A expenses	93	23
Sub-lease income	SG&A expenses	(20)	(20)
Total Lease costs		$788	$682

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$117	$105
Operating cash outflows from finance leases	13	19
Operating cash outflows from operating leases	501	954

	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-	$-
Operating leases liabilities	52	27

Weighted-average lease terms and discount rates are as follows:

April 30, 2021
Weighted-average remaining lease terms (in years):
Finance leases	2.3
Operating leases	13.4

Weighted-average discount rates:
Finance leases	7.7%
Operating leases	7.5%

Maturities of lease liabilities as of April 30, 2021, are as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the nine months ended January 31, 2022	$1,676	$224
For the year ended January 31, 2023	2,279	288
For the year ended January 31, 2024	2,265	156
For the year ended January 31, 2025	1,516	-
For the year ended January 31, 2026	1,326	-
For the year ended January 31, 2027	1,333	-

Thereafter	12,322	-
Total lease payments	22,717	668
Less: amount representing interest	(9,221)	(56)
Total lease liabilities at April 30, 2021	$13,496	$612

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for the three months ended April 30, 2021 and 2020, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.2 million and $1.1 million as of April 30, 2021 and 2020, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	April 30, 2021	April 30, 2020
Cash and cash equivalents	$8,483	$12,450
Restricted cash	1,164	1,105
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,647	$13,555

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

Note 14 - Subsequent events

The Company's 2021 Omnibus Stock Incentive Plan dated May 26, 2021 was approved by the Company's stockholders in May 2021 ("2021 Plan"). The Plan will expire in May 2024. The 2021 Plan authorizes awards to officers, employees, consultants and independent directors.

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

COVID-19 and Depressed Oil and Gas Market Impact

The Company's results of operations, financial condition, liquidity and cash flow in 2020 and the three months ended April 30, 2021 have been materially adversely affected by the COVID-19 pandemic and the current depressed market prices for oil and gas, and may continue to be materially adversely affected, the extent to which remains unclear at this time. See Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K for additional information.

As of the date of filing this Form 10-Q, all of the Company’s plants are operating. The Company's global supply chains have been adversely affected by the COVID-19 pandemic and the effects of recent weather events in the Gulf Coast region. The Company is taking steps to ensure continuity of supply. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the extraordinary steps taken to combat the spread of COVID-19 and the impact of decreased oil prices, the Company has updated its forecasts more frequently during this period to determine the continuing financial impact of these events on the Company’s results of operations, financial condition and liquidity. As a result of anticipated conditions, the Company reduced headcount, planned capital expenditures and non-essential operating expenses. Due to project delays and the adverse impacts of COVID-19, as of April 30, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the six-month period ended April 30, 2021 under its Amendment and Waiver for the North American Loan Parties. Based on the actions taken by the Company and expected future results, the Company believes it has alleviated any concerns about its ability to satisfy its obligations in the normal course of business for the next year after the date these financial statements are available to be issued.  See further discussion below and in Note 9 - Debt, in the Notes to Consolidated Financial Statements.

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

Based on the facts and circumstances of the Company's PPP loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP loan proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income in the consolidated statements of operations during the year ended January 31, 2021. The Company has submitted its application and documentation for forgiveness to its bank, which has submitted the application and supporting documents to the SBA. We are currently awaiting approval of forgiveness from the SBA.

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the Canadian Emergency Wage Subsidy ("CEWS") program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the Canadian Emergency Rent Subsidy ("CERS") program. PPCA was approved for and received approximately $0.4 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the three months ended April 30, 2021. Both programs are expected to continue through September 2021. PPCA plans to apply for additional grants under the program, however there is no guarantee that PPCA will be granted any additional funds under the program. The proceeds from the CEWS and CERS programs are recognized in other income in the consolidated statements of operations.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results are significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended April 30,
	2021		2020		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$24,423		$22,741		$1,682

Gross profit	4,505	18%	3,466	15%	1,039

General and administrative expenses	4,404	18%	4,304	19%	(100)

Selling expense	1,042	4%	1,647	7%	605

Interest expense, net	178		186		8

Other income, net	441		(65)		506

Loss from operations before income taxes	(678)		(2,736)		2,058

Income tax expense/(benefit)	165		(215)		(380)

Net loss	(843)		(2,521)		1,678

Three months ended April 30, 2021 ("current quarter") vs. Three months ended April 30, 2020 ("prior year quarter")

Net sales:

Net sales were $24.4 million in the current quarter, an increase of $1.7 million, or 7%, from $22.7 million in the prior year quarter. The increase was largely a result of increased sales volumes in the Company's U.A.E. business driven by the introduction of a new product line and project timing in its Saudi Arabian business.

Gross profit:

Gross profit increased to $4.5 million, or 18% of net sales, in the current quarter from $3.5 million, or 15% of net sales, in the prior year quarter. This increase was driven by higher sales volumes and the impact of cost reduction strategies implemented in 2020.

General and administrative expenses:

General and administrative expenses were approximately the same in the current quarter and the prior year quarter.

Selling expenses:

Selling expenses decreased to $1.0 million in the current quarter, compared to $1.6 million in the prior year quarter due primarily to cost reduction strategies implemented in 2020.

Interest expense, net:

Net interest expense remained consistent at $0.2 million in both the current quarter and the prior year quarter.

Other income, net:

Other income, net increased to an income of $0.4 million in the current quarter, compared to expense of $0.1 million in the prior year quarter. This increase was a result of income recorded for funds received under the CEWS and CERS programs in Canada.

Loss from operations before income taxes:

Loss from operations before income taxes decreased by $2.1 million to a loss of ($0.7 million) in the current quarter from a loss of ($2.8 million) in the prior year quarter. The reduced loss was a result of increased sales volumes in the Company's U.A.E. business driven by the introduction of a new product line and project timing in its Saudi Arabian business.

Income tax expense/(benefit):

The Company's worldwide effective tax rates ("ETR") were (24.3%) and 7.8% in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.3 million as of April 30, 2021 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net loss:

The resulting net loss of ($0.9 million) in the current quarter was an improvement of $1.6 million over the net loss of ($2.5 million) in the prior year quarter. The reduced net loss was a result of increased sales volumes in the Company's U.A.E. business driven by the introduction of a new product line and project timing in its Saudi Arabian business.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2021 were $8.5 million compared to $7.2 million on January 31, 2021. On April 30, 2021, $2.5 million was held in the U.S., and $6.0 million was held at the Company's foreign subsidiaries. The Company's working capital was $34.1 million on April 30, 2021 compared to $25.6 million on January 31, 2021. Of the working capital components, cash increased by $1.3 million as the result of the movements discussed below. As of April 30, 2021, the Company had $7.6 million of borrowing capacity under its Senior Credit Facility in North America and $5.8 million of borrowing capacity under its foreign revolving credit agreements.

Net cash used in operating activities in the three months ended April 30, 2021 was $2.4 million, as compared to net cash provided by operating activities of $0.6 million in the prior year period. This decrease was due primarily to increases in net working capital requirements in the current period compared to the prior year period.

Net cash used in investing activities in the three months ended April 30, 2021 and in the prior year period was $0.4 million and $0.8 million, respectively. This reduction was due primarily to a decrease in investments in fixed assets as a result of cost preservation initiatives to safeguard against the impacts of the COVID-19 pandemic.

Net cash provided by financing activities in the three months ended April 30, 2021 was $3.9 million, as compared to net cash used in financing activities of $1.0 million in the prior year period. The main source of cash from financing activities during the period was net proceeds of $8.2 million as a result of the sale and leaseback of the Company's land and buildings in Lebanon, Tennessee during the period. This increase was also impacted by increased net repayments of approximately $4.1 million under the revolving credit facility, as compared to the prior year period, where net repayments were approximately $0.8 million. Debt totaled $8.3 million and $13.2 million as of April 30, 2021 and January 31, 2021, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

Revolving line - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender, providing for a three-year $18.0 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

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

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of assets of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. The Company has engaged a consultant to assist with the search for, communication with and selection of a new lender or a replacement facility with PNC. We have been in communications and shared data with PNC and others. The Company expects to negotiate a renewal to or replacement for its existing credit facility prior to maturity.

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

On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the United Arab Emirates. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminates the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

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

As of April 30, 2021, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the six-month period ended April 30, 2021 under the Amendment and Waiver for the North American Loan Parties. Per the Amendment and Waiver, the Company will repatriate approximately $0.9 million in cash from its subsidiary in the United Arab Emirates in June 2021 to maintain compliance with the Amendment and Waiver. The repatriation will not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. As of April 30, 2021, the Company’s foreign subsidiaries that are not a party to the Credit Agreement had approximately $6.0 million of cash available to satisfy a future potential repatriation cure of any potential future breach of the fixed charge coverage ratio covenant. Any cash required to cure future covenant defaults would be repatriated through the Company’s subsidiaries in the United Arab Emirates, Saudi Arabia, Egypt and/or India. Most of this cash could be repatriated without any tax consequences, however, some repatriation would require payment of withholding taxes.  The Company does not anticipate any material tax impacts of any potential future repatriation.

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
●

The Company’s flexibility in deciding when to incur its planned capital expenditures, allowing the Company to defer cash spending if necessary to ensure compliance with loan covenants in the future, and

●

The Company's entry into the Purchase and Sale Agreement to sell its land and buildings in Lebanon, Tennessee. The Company used a portion of the proceeds to repay its borrowings under the Senior Credit Facility. The Company expects to use its liquidity for strategic investments and general corporate needs, as discussed in Note 9- Debt, in the Notes to Consolidated Financial Statements.

As of April 30, 2021, the Company had no borrowings and had $7.6 million available under the Senior Credit Facility, before application of the $2.0 million availability block noted above in connection with the Amendment and Waiver.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at April 30, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.5% and was originally set to expire in November 2020, however, the expiration has been extended due to the COVID-19 pandemic and inability to finalize renewal documentation prior to that time. The Company is awaiting final documentation to complete the renewal process, which is expected to occur in June 2021.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at April 30, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2022.

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

In November 2019, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 200.0 million Egyptian Pounds (approximately $12.7 million at April 30, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility was originally set to expire in June 2020, however, the expiration was extended to January 2021 due to the COVID-19 pandemic and the inability to finalize renewal documentation prior to that time. The Company has not made any borrowings under this facility. The Company is currently negotiating the renewal of the facility under similar terms, with a revolving line of 100.0 million Egyptian Pounds. The renewal process is expected to be completed in June 2021.

In January 2021, the Company entered into a second credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at April 30, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in August 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. as of April 30, 2021. The Company was not in compliance with a covenant under its 46.2 million Egyptian Pound project financing in Egypt as of April 30, 2021. The Company did not have a share capital increase registered with the General Authority for Investment, as required by facility covenants, but is in the process of curing the breach and has received a waiver from the bank as of April 30, 2021. On April 30, 2021, interest rates were based on the Emirates Inter Bank Offered Rate ("EIBOR") plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, one of which has a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of April 30, 2021, the Company's interest rates ranged from 3.5% to 8.0%, with a weighted average rate of 5.13%, and the Company could borrow $5.8 million under these credit arrangements. As of April 30, 2021, $5.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2021, the Company had borrowed $2.0 million, and had an additional $5.8 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2021 and January 31, 2020, were included as current maturities of long-term debt in the Company's consolidated balance sheet.

Additional Liquidity from Sale and Leaseback Transaction

On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee for a purchase price of $10.4 million. The transaction generated net cash proceeds of $8.7 million.  The Company used a portion of the proceeds to repay all its borrowings under the Senior Credit Facility.  The Company intends to use the additional liquidity to fund strategic investments and general corporate needs.

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

Based on the facts and circumstances of the Company's loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income in the consolidated statements of operations during the year ended January 31, 2021.

Additional liquidity from the CEWS Program

Beginning in April 2020, the Company's subsidiary, PPCA, applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the CERS program. PPCA was approved for and received approximately $0.4 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the three months ended April 30, 2021. Both programs are expected to continue through September 2021. The proceeds from CEWS and CERS are recognized in other income in the consolidated statements of operations.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has since then collected approximately $38.1 million as of April 30, 2021, with a remaining balance due in the amount of $3.8 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.1 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During the three months ended April 30, 2021, the Company received approximately $0.1 million from the customer. The Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of April 30, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2021 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2021. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, based on the remediation activities implemented by the Company as described below, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

PART II OTHER INFORMATION

Item 6.	Exhibits

10.1	Perma-Pipe International Holdings, Inc. 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2021]
10.2	Real Estate Purchase and Sale Agreement with Escrow Instructions dated January 22, 2021, between the Company and Winkler [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 22, 2021]
10.3	First Amendment to Real Estate Purchase and Sale Agreement with Escrow Instructions dated February 23, 2021, between the Company and Winkler [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on April 22, 2021]
10.4	Second Amendment to Real Estate Purchase and Sale Agreement with Escrow Instructions dated April 12, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on April 22, 2021]
10.5	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on April 22, 2021]
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	June 8, 2021	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2021	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)