Form 10-Q
period 2021-07-31
Perma-Pipe International Holdings, Inc.
filed 2021-09-08
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

On September 3, 2021, there were 8,144,404 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2021

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net sales	$39,804	$20,364	$64,227	$43,106
Cost of sales	29,061	18,000	48,979	37,275
Gross profit	10,743	2,364	15,248	5,831

Operating expenses
General and administrative expenses	5,602	4,488	10,008	8,792
Selling expenses	1,053	1,331	2,094	2,978
Total operating expenses	6,655	5,819	12,102	11,770

Income/(loss) from operations	4,088	(3,455)	3,146	(5,939)

Interest expense, net	268	118	446	304
Other income, net	457	3,739	899	3,674
Income/(loss) from operations before income taxes	4,277	166	3,599	(2,569)

Income tax expense/(benefit)	861	(101)	1,026	(315)

Net income/(loss)	$3,416	$267	$2,573	$(2,254)

Weighted average common shares outstanding
Basic	8,151	8,126	8,158	8,087
Diluted	8,321	8,278	8,290	8,087

Earnings/(loss) per share
Basic	0.42	0.03	0.32	(0.28)
Diluted	0.41	0.03	0.31	(0.28)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income/(loss)	$3,416	$267	$2,573	$(2,254)

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	(150)	153	(110)	(214)
Other comprehensive income/(loss)	(150)	153	(110)	(214)

Comprehensive income/(loss)	$3,266	$420	$2,463	$(2,468)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,509	$7,174
Restricted cash	1,217	1,201
Trade accounts receivable, less allowance for doubtful accounts of $497 at July 31, 2021 and $474 at January 31, 2021	43,699	25,226
Inventories, net	14,603	12,157
Prepaid expenses and other current assets	9,125	4,110
Costs and estimated earnings in excess of billings on uncompleted contracts	1,713	4,007
Total current assets	75,866	53,875
Property, plant and equipment, net of accumulated depreciation	25,626	26,897
Other assets
Operating lease right-of-use asset	11,848	13,384
Deferred tax assets	879	823
Goodwill	2,388	2,332
Other assets	5,078	5,380
Total other assets	20,193	21,919
Total assets	$121,685	$102,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,735	$10,365
Accrued compensation and payroll taxes	1,875	1,448
Commissions and management incentives payable	1,116	218
Revolving line - North America	3	2,826
Current maturities of long-term debt	3,177	3,941
Customers' deposits	2,774	2,088
Outside commission liability	2,357	1,431
Operating lease liability short-term	1,367	1,402
Other accrued liabilities	4,279	2,616
Billings in excess of costs and estimated earnings on uncompleted contracts	1,781	762
Income taxes payable	1,470	1,155
Total current liabilities	36,934	28,252
Long-term liabilities
Long-term debt, less current maturities	5,444	6,268
Long-term finance obligation	9,371	-
Deferred compensation liabilities	4,167	4,120
Deferred tax liabilities	1,057	914
Operating lease liability long-term	11,890	13,174
Other long-term liabilities	753	650
Total long-term liabilities	$32,682	$25,126
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,144 issued and outstanding at July 31, 2021 and 8,165 issued and outstanding at January 31, 2021	81	82
Additional paid-in capital	61,169	60,875
Accumulated deficit	(5,784)	(8,357)
Accumulated other comprehensive loss	(3,397)	(3,287)
Total stockholders' equity	52,069	49,313
Total liabilities and stockholders' equity	$121,685	$102,691

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2021	$82	$60,875	$(8,357)	$(3,287)	$49,313

Net loss	-	-	(843)	-	(843)
Stock-based compensation expense	-	272	-	-	272
Foreign currency translation adjustment	-	-	-	40	40
Total stockholders' equity at April 30, 2021	$82	$61,147	$(9,200)	$(3,247)	$48,782

Net income	-	-	3,416	-	3,416
Common stock issued under stock plans, net of shares used for tax withholding	(1)	(254)	-	-	(255)
Stock-based compensation expense	-	276	-	-	276
Foreign currency translation adjustment	-	-	-	(150)	(150)
Total stockholders' equity at July 31, 2021	$81	$61,169	$(5,784)	$(3,397)	$52,069

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2020	$80	$60,024	$(715)	$(3,760)	$55,629

Net loss	-	-	(2,521)	-	(2,521)
Stock-based compensation expense	-	219	-	-	219
Foreign currency translation adjustment	-	-	-	(367)	(367)
Total stockholders' equity at April 30, 2020	$80	$60,243	$(3,236)	$(4,127)	$52,960

Net income	-	-	267	-	267
Common stock issued under stock plans, net of shares used for tax withholding	2	(193)	-	-	(191)
Stock-based compensation expense	-	260	-	-	260
Foreign currency translation adjustment	-	-	-	153	153
Total stockholders' equity at July 31, 2020	$82	$60,310	$(2,969)	$(3,974)	$53,449

Shares	2021	2020
Balances at beginning of year	8,164,989	8,048,006
Shares issued, net of shares used for tax withholding	(20,585)	116,983
Balances at period end	8,144,404	8,164,989

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2021	2020
Operating activities
Net income/(loss)	$2,573	$(2,254)
Adjustments to reconcile net income/(loss) to net cash flows (used in)/provided by operating activities
Depreciation and amortization	2,261	2,241
Deferred tax expense/(benefit)	73	(630)
Stock-based compensation expense	548	479
Provision on uncollectible accounts	45	(105)
Loss on disposal of fixed assets	21	10
Changes in operating assets and liabilities
Accounts receivable	(19,273)	3,782
Inventories, net	(2,421)	2,315
Costs and estimated earnings in excess of billings on uncompleted contracts	3,313	10
Accounts payable	6,372	(1,733)
Accrued compensation and payroll taxes	1,422	(475)
Customers' deposits	692	(352)
Income taxes receivable and payable	388	(66)
Prepaid expenses and other current assets	(3,216)	(3,774)
Other assets and liabilities	1,977	3,170
Net cash (used in)/provided by operating activities	(5,225)	2,618
Investing activities
Capital expenditures	(912)	(761)
Proceeds from sales of property and equipment	12	-
Net cash used in investing activities	(900)	(761)
Financing activities
Proceeds from revolving lines	2,317	23,533
Payments of debt on revolving lines	(5,942)	(29,341)
Payments of debt on mortgage	(892)	-
Proceeds from finance obligation, net of issuance costs	9,538	-
Payments of principal on finance obligation	(91)	-
Payments of other debt	(130)	(175)
Increase/(decrease) in drafts payable	(1)	100
Payments on finance lease obligations, net	(203)	(202)
Stock options exercised and taxes paid related to restricted shares vested	(255)	(193)
Net cash provided by/(used in) financing activities	4,341	(6,278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	135	19
Net decrease in cash, cash equivalents and restricted cash	(1,649)	(4,402)
Cash, cash equivalents and restricted cash - beginning of period	8,375	14,658
Cash, cash equivalents and restricted cash - end of period	$6,726	$10,256
Supplemental cash flow information
Interest paid	$400	$321
Income taxes paid	446	170
Fixed assets acquired under capital leases - non-cash	201	-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2021

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2021 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2021 and 2020 are for the three and six months ended July 31, 2021 and 2020, and for the fiscal years ended January 31, 2022 and 2021, respectively.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the U.S., collateral is not generally required. In the United Arab Emirates (the "U.A.E.") and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $3.7 million as of July 31, 2021 and January 31, 2021, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon the commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $2.1 million was included in the balance of other long-term assets as of July 31, 2021 and January 31, 2021, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. During the first quarter of 2021, the Company received approximately $0.1 million from the customer and additional receipts are expected throughout the rest of 2021. The Company continues to engage with the customer to ensure full payment of open balances, and during August 2021 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of July 31, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended  July 31, 2021, one individual customer accounted for 12% of the Company’s consolidated net sales, and during the same period in 2020, no individual customer accounted for greater than 10% of the Company's consolidated net sales. For the six months ended July 31, 2021 and 2020, no individual customer accounted for more than 10% of the Company's consolidated net sales.

As of  July 31, 2021 and January 31, 2021, two customers accounted for 22% and no one customer accounted for greater than 10% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	$4,548	11%	$1,703	8%	$7,135	11%	$6,168	14%

Specialty Piping Systems and Coating
Revenue recognized under input method	13,999	35%	9,784	48%	23,952	37%	18,346	43%
Revenue recognized under output method	21,257	54%	8,877	44%	33,140	52%	18,592	43%
Total	$39,804	100%	$20,364	100%	$64,227	100%	$43,106	100%

The input method, as noted in ASC 606-10-55-20, is used by the U.S. operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract over time. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the input method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  July 31, 2021 will be billed and collected within one year.

During the year ended  January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income in the consolidated statement of operations for the year ended January 31, 2021. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of July 31, 2021.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	July 31, 2021	January 31, 2021
Costs incurred on uncompleted contracts	$ 20,705	$ 17,543
Estimated earnings	10,986	9,651
Earned revenue	31,691	27,194
Less billings to date	31,759	23,949
Costs in excess of billings, net	$ (68)	$ 3,245
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$ 1,713	$ 4,007
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,781)	(762)
Costs in excess of billings, net	$ (68)	$ 3,245

Substantially all of the $1.2 million contract liabilities balance as of January 31, 2020 was recognized in revenues during 2020 and substantially all of the $0.8 million contract liabilities balance as of January 31, 2021 is expected to be recognized in revenues during 2021.

Additionally, included in prepaid expenses and other current assets on the consolidated balance sheet, the Company has recorded $3.4 million and $0.2 million of unbilled receivables as of July 31, 2021 and January 31, 2021, respectively, from revenues generated by its Middle East subsidiaries.

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

Note 5 - Income taxes

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the UAE is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's effective tax rate ("ETR") from operations in the second quarter in fiscal 2021 was 20.1% compared to (56.8%) during the prior year quarter. The Company's worldwide ETR's were 28.5% and 12.3% in the current year-to-date and the prior year year-to-date, respectively. The change in the ETR from the prior year to the current year is largely due to changes in the mix of income and loss in various jurisdictions.

The amount of unrecognized tax benefits, including interest and penalties at July 31, 2021, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At July 31, 2021, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three and six months ended July 31, 2021 and 2020. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2021 and January 31, 2021 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2021	Foreign exchange change effect	July 31, 2021
Goodwill	$2,332	$56	$2,388

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At July 31, 2021, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three and six months ended July 31, 2021 and 2020. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At July 31, 2021 the Company had reserved a total of 433,119 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

The Company's 2021 Omnibus Stock Incentive Plan dated May 26, 2021 was approved by the Company's stockholders in May 2021 ("2021 Plan"). The 2021 Plan will expire in May 2024. The 2021 Plan authorizes awards to officers, employees, consultants and independent directors. Grants were made to the Company's employees, officers and independent directors under the 2021 Plan, as described below.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The following were the Company's stock-based compensation expenses for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense	$-	$1	$-	$3
Restricted stock-based compensation expense	276	259	548	476
Total stock-based compensation expense	$276	$260	$548	$479

Stock Options

The Company did not grant any stock options during the three or six months ended July 31, 2021. The following tables summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2021	107	$9.24	2.5	$5
Exercised	-	-	-	-
Expired or forfeited	(15)	7.69	-	-
Outstanding at July 31, 2021	92	9.50	2.2	17

Options exercisable at July 31, 2021	92	$9.50	2.2	$17

No stock options were exercised during the six months ended July 31, 2021.

There was no vesting, expiration or forfeiture of previously unvested stock options during the six months ended July 31, 2021. As of July 31, 2021, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the six months ended July 31, 2021:

(Shares in thousands)	Restricted Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 31, 2021	372	$7.62	$2,843
Granted	120	7.14
Vested and issued	(113)	7.51
Forfeited or retired for taxes	(39)	7.28
Outstanding at July 31, 2021	340	$7.50	$2,561

As of July 31, 2021, there was $1.6 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

Note 8 - Earnings/(loss) per share

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)	2021	2020	2021	2020
Basic weighted average common shares outstanding	8,151	8,126	8,158	8,087
Dilutive effect of equity compensation plans	170	152	132	-
Weighted average common shares outstanding assuming full dilution	8,321	8,278	8,290	8,087

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	166	248	203	197
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	170	152	132	203

Net income/(loss)	$3,416	$267	$2,573	$(2,254)

Earnings/(loss) per share
Basic	0.42	0.03	0.32	(0.28)
Diluted	0.41	0.03	0.31	(0.28)

Note 9 - Debt

Debt totaled $8.6 million and $13.2 million at July 31, 2021 and January 31, 2021, respectively.

Paycheck Protection Program Loan. On May 1, 2020, the Company entered into a loan agreement under the Small Business Administration's Paycheck Protection Program ("PPP") and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%, and the loan had a maturity date of April 28, 2022. Under Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended  July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses.  The Company submitted its application and supporting documentation for forgiveness to its bank, which submitted the application and supporting documents to the Small Business Administration ("SBA"). On June 24, 2021, the Company was notified by its lender that its PPP loan had been forgiven by the SBA.

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

The IAS 20 guidance allows for recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected the former option, to make a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent forgiveness. As such, we have recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income in the consolidated statements of operations.

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

As of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries. On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the UAE. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminates the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

The amended fixed charge coverage ratio requirements for the Company and its subsidiaries under the Amendment and Waiver are 1.25 to 1.00 for the nine-month period ending July 31, 2021. The amended fixed charge coverage ratio requirements for the North American Loan Parties under the Amendment and Waiver are 1.10 to 1.00 for the nine-month period ending July 31, 2021.  In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of July 31, 2021.

As of July 31, 2021, the Company had $3 thousand in borrowings and had $10.3 million available under the Senior Credit Facility, before application of the $2.0 million availability block noted above in connection with the Amendment and Waiver. As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million and had $1.7 million available under the Senior Credit Facility.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for a purchase price of $10.4 million. The transaction generated net cash proceeds of $9.1 million, following the release of the escrowed amount in June 2021 discussed below. The Company used a portion of the proceeds to repay its borrowings under the Senior Credit Facility. The Company expects to use its liquidity for strategic investments and general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.4 million is recognized in long-term finance obligation on the Company's consolidated balance sheet as of July 31, 2021. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender. At closing, $0.4 million was placed in a short-term escrow account to cover certain post-closing contingencies that may arise. The contingencies were resolved in May 2021 and the Company received the escrowed funds in June 2021.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at July 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.58% and was originally set to expire in  November 2020, however, the expiration was extended due to the COVID-19 pandemic and inability to finalize renewal documentation prior to that time. The Company has submitted final documentation to complete the renewal process, and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in September 2021.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at July 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in  January 2022.

The Company has a third revolving line for 3.0 million Dirhams (approximately $0.8 million at July 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in  January 2022.

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

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $6.2 million at July 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 11.0% and is set to expire in August 2022.

In January 2021, the Company entered into a second credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at July 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in September 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of July 31, 2021. On July 31, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of July 31, 2021, the Company's interest rates ranged from 3.57% to 8.0%, with a weighted average rate of 5.89%, and the Company had facility limits totaling $17.6 million under these credit arrangements. As of July 31, 2021, $5.1 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2021, the Company had borrowed $2.5 million, and had an additional $10.1 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of July 31, 2021 and January 31, 2021, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 4.55% at July 31, 2021. Principal payments began in January 2018.

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

At July 31, 2021, the Company had total operating lease liabilities of $13.3 million and total operating ROU assets of $11.8 million, which are reflected in the consolidated balance sheet. At July 31, 2021, the Company also had total finance lease liabilities of $0.7 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $0.9 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	July 31, 2021	January 31, 2021
Finance leases assets:
Property and Equipment - gross	$1,245	$879
Accumulated depreciation and amortization	(371)	(96)
Property and Equipment - net	$874	$783

Finance lease liabilities:
Finance lease liability short-term	$361	$300
Finance lease liability long-term	356	401
Total finance lease liabilities	$717	$701

Operating lease assets:
Operating lease ROU assets	$11,848	$13,384

Operating lease liabilities:
Operating lease liability short-term	$1,367	$1,402
Operating lease liability long-term	11,890	13,174
Total operating lease liabilities	$13,257	$14,576

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$65	$53	$119	$101
Interest on lease liabilities	Interest expense	15	18	28	37
Operating lease costs	Cost of sales, SG&A expenses	625	610	1,273	1,222
Short-term lease costs (1)	Cost of sales, SG&A expenses	102	213	195	236
Sub-lease income	SG&A expenses	(20)	(20)	(40)	(40)
Total Lease costs		$787	$874	$1,575	$1,556

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$203	$202
Operating cash outflows from finance leases	28	37
Operating cash outflows from operating leases	985	1,385

	Six Months Ended July 31, 2021	Six Months Ended July 31, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$201	$-
Operating leases liabilities	45	53

Weighted-average lease terms and discount rates are as follows:

July 31, 2021
Weighted-average remaining lease terms (in years):
Finance leases	2.0
Operating leases	13.4

Weighted-average discount rates:
Finance leases	7.8%
Operating leases	7.4%

Maturities of lease liabilities as of July 31, 2021, are as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the six months ended January 31, 2022	$1,210	$202
For the year ended January 31, 2023	2,295	393
For the year ended January 31, 2024	2,281	180
For the year ended January 31, 2025	1,520	-
For the year ended January 31, 2026	1,326	-
For the year ended January 31, 2027	1,333	-

Thereafter	12,322	-
Total lease payments	22,287	775
Less: amount representing interest	(9,030)	(58)
Total lease liabilities at July 31, 2021	$13,257	$717

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for the three months ended  July 31, 2021 and 2020, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.2 million as of July 31, 2021 and 2020, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	July 31, 2021	July 31, 2020
Cash and cash equivalents	$5,509	$9,106
Restricted cash	1,217	1,150
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$6,726	$10,256

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

COVID-19 and Depressed Oil and Gas Market Impact

The Company's results of operations, financial condition, liquidity and cash flow in 2020 and the three months ended April 30, 2021 were materially adversely affected by the COVID-19 pandemic and the depressed market prices for oil and gas, and may continue to be materially adversely affected, the extent to which remains unclear at this time. See Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K for additional information.

As of the date of filing this Form 10-Q, all of the Company’s plants are operating. The Company's global supply chains have been adversely affected by the COVID-19 pandemic and the effects of the winter weather events in the Gulf Coast region. The Company is taking steps to ensure continuity of supply. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the factors noted above that negatively impacted our business in 2020 and early 2021, the Company has updated its forecasts more frequently to determine the continuing financial impact of these events on the Company’s results of operations, financial condition and liquidity. As a result of the anticipated conditions, the Company reduced headcount, planned capital expenditures and non-essential operating expenses.

On May 1, 2020, the Company entered into a loan agreement under the PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses.  The Company submitted its application and supporting documentation for forgiveness to its bank, which submitted the application and supporting documents to the Small Business Administration ("SBA").

Based on the facts and circumstances of the Company's PPP loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP loan proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income in the consolidated statements of operations. On June 24, 2021, the Company was notified by its lender that its PPP loan had been forgiven by the SBA.

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the Canadian Emergency Wage Subsidy ("CEWS") program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the Canadian Emergency Rent Subsidy ("CERS") program. PPCA was approved for and received approximately $0.6 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the six months ended July 31, 2021. Both programs are expected to continue through September 2021. PPCA plans to apply for additional grants under the program, however there is no guarantee that PPCA will be granted any additional funds under the program. The proceeds from the CEWS and CERS programs are recognized in other income in the consolidated statements of operations.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results are significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended July 31,					Six Months Ended July 31,
	2021		2020		Change favorable/(unfavorable)	2021		2020		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$39,804		$20,364		$19,440	$64,227		$43,106		$21,121

Gross profit	10,743	27%	2,364	12%	8,379	15,248	24%	5,831	14%	9,417

General and administrative expenses	5,602	14%	4,488	22%	(1,114)	10,008	16%	8,792	20%	(1,216)

Selling expense	1,053	3%	1,331	7%	278	2,094	3%	2,978	7%	884

Interest expense, net	268		118		(150)	446		304		(142)

Other income, net	457		3,739		(3,282)	899		3,674		(2,775)

Income/(loss) from operations before income taxes	4,277		166		4,111	3,599		(2,569)		6,168

Income tax expense/(benefit)	861		(101)		(962)	1,026		(315)		(1,341)

Net income/(loss)	3,416		267		3,149	2,573		(2,254)		4,827

Three months ended July 31, 2021 ("current quarter") vs. Three months ended July 31, 2020 ("prior year quarter")

Net sales:

Net sales were $39.8 million in the current quarter, an increase of $19.4 million, or 95%, from $20.4 million in the prior year quarter. The increase was a result of increased sales volumes in both North America and the Middle East due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Gross profit:

Gross profit increased to $10.7 million, or 27% of net sales, in the current quarter from $2.4 million, or 12% of net sales, in the prior year quarter. This increase was driven by higher sales volumes and project mix.

General and administrative expenses:

General and administrative expenses increased $1.1 million, or 25%, from the prior year quarter. This increase was driven by personnel related expense increases corresponding to the business activity increases during the period.

Selling expenses:

Selling expenses decreased to $1.1 million in the current quarter, compared to $1.3 million in the prior year quarter due primarily to organizational changes in the roles of certain corporate employees.

Interest expense, net:

Net interest expense increased to $0.3 million in the current quarter from $0.1 million in the prior year quarter. This increase was primarily related to the sale leaseback transaction for our operating facility in Tennessee entered into in April 2021.

Other income, net:

Other income, net decreased to an income of $0.5 million in the current quarter, compared to income of $3.7 million in the prior year quarter. This decrease was a result of income recorded in the prior year quarter for funds received under the PPP program of $3.2 million.

Income from operations before income taxes:

Income from operations before income taxes increased by $4.1 million to $4.3 million in the current quarter from $0.2 million in the prior year quarter. The increase was a result of increased sales volumes in both North America and the Middle East due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Income tax expense/(benefit):

The Company's worldwide effective tax rates ("ETR") were 20.1% and (56.8%) in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.5 million as of July 31, 2021 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income:

The resulting net income of $3.4 million in the current quarter was an improvement of $3.1 million over the $0.3 million in the prior year quarter. The increase was a result of increased sales volumes in both North America and the Middle East due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Six months ended July 31, 2021 ("current year-to-date") vs. Six months ended July 31, 2020 ("prior year year-to-date")

Net sales:

Net sales were $64.2 million in the current year-to-date, an increase of $21.1 million, or 49%%, from $43.1 million in the prior year year-to-date. The increase was a result of increased sales volumes in both North America and the Middle East due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Gross profit:

Gross profit increased to $15.2 million, or 24% of net sales, in the current year-to-date from $5.8 million, or 14% of net sales, in the prior year year-to-date. This increase was driven by higher sales volumes and project mix.

General and administrative expenses:

General and administrative expenses were $10.0 million in the current year-to-date, an increase of $1.2 million, or 14%, from $8.8 million in the prior year year-to-date. This increase was driven by personnel related expense increases corresponding to the business activity increases during the period.

Selling expenses:

Selling expenses decreased to $2.1 million in the current year-to-date, compared to $3.0 million in the prior year year-to-date due to organizational changes in the roles of certain corporate employees as well as the continued effects of cost reduction strategies implemented during the COVID-19 pandemic.

Interest expense, net:

Net interest expense remained relatively consistent, increasing slightly from $0.3 million in the prior year year-to-date to $0.4 million in the current year-to-date. This increase is primarily related to the sale leaseback transaction for our operating facility in Tennessee entered into in April 2021.

Other income, net:

Other income, net decreased to $0.9 million in the current year-to-date, compared to $3.7 million in the prior year year-to-date. This decrease was a result of income recorded in the prior year for funds received under the PPP program of $3.2 million, offset by funds received under the CEWS and CERS programs in Canada.

Income/(loss) from operations before income taxes:

Income/(loss) from operations before income taxes increased by $6.2 million to income of $3.6 million in the current year-to-date from a loss of ($2.6 million) in the prior year year-to-date. The increase was a result of increased sales volumes in both North America and the Middle East due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Income tax expense/(benefit):

The Company's worldwide effective tax rates ("ETR") were 28.5% and 12.3% in the current year-to-date and the prior year year-to-date, respectively. The change in the ETR from the prior year to the current year was largely due to changes in the mix of income and loss in various jurisdictions.

Net income/(loss):

The resulting net income of $2.6 million in the current year-to-date was an improvement of approximately $4.9 million over the net loss of ($2.3 million) in the prior year year-to-date. The increase was a result of increased sales volumes in both North America and the Middle East due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2021 were $5.5 million compared to $7.2 million on January 31, 2021. On July 31, 2021, $1.5 million was held in the U.S., and $4.0 million was held at the Company's foreign subsidiaries. The Company's working capital was $38.9 million on July 31, 2021 compared to $25.6 million on January 31, 2021. Of the working capital components, accounts receivable increased by $18.5 million and cash and cash equivalents decreased by $1.7 million as the result of the movements discussed below. As of July 31, 2021, the Company had $10.3 million of borrowing capacity under its Senior Credit Facility in North America and $10.1 million of borrowing capacity under its foreign revolving credit agreements. The Company had $3 thousand borrowed under its Senior Credit Facility $2.5 million borrowed under its foreign revolving credit agreements at July 31, 2021.

Net cash used in operating activities in the six months ended July 31, 2021 was $5.2 million, as compared to net cash provided by operating activities of $2.6 million in the prior year period. This decrease in cash from operations was due primarily to increases in net working capital requirements in the current period compared to the prior year period due to increased activity as a result of post-COVID-19 economic recovery. The largest component of this increase was an increase in accounts receivable resulting in cash used of $19.3 million, partially offset by increases in net income and accounts payable of $2.6 million and $6.4 million, respectively. All of these changes were the result of the increase in project activity during the period.

Net cash used in investing activities in the six months ended July 31, 2021 and in the prior year period was $1.1 million and $0.8 million, respectively. This increase was due primarily to our Canadian subsidiary entering into two capital equipment leases during the quarter.

Net cash provided by financing activities in the six months ended July 31, 2021 was $4.5 million, as compared to net cash used in financing activities of $6.3 million in the prior year period. The main source of cash from financing activities during the period was net proceeds of $8.6 million as a result of the sale and leaseback of the Company's land and buildings in Lebanon, Tennessee during the period. This increase was also impacted by increased net repayments of approximately $3.6 million under the Senior Credit Facility, as compared to the prior year period, where net repayments were approximately $5.8 million. Debt totaled $8.6 million and $13.2 million as of July 31, 2021 and January 31, 2021, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

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

Subject to certain exceptions, borrowings under the Senior Credit Facility are secured by substantially all of the assets of the Company and certain of the assets of its North American subsidiaries. The North American Loan Parties’ obligations under the Senior Credit Facility are guaranteed by Perma-Pipe Canada, Inc. The Senior Credit Facility will mature on September 20, 2021. The Company has engaged a consultant to assist with the search for, communication with and selection of a new lender or a replacement facility with PNC. The Company is in ongoing discussions with PNC to extend our current credit agreement for a multi-year term, which we expect to finalize prior to our current credit agreement's expiration on September 20, 2021.

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

As of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries. On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement as described below.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the UAE. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company will incur additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminates the Company’s ability to make LIBOR borrowings and reduces the overall availability by $2.0 million until maturity.

The amended fixed charge coverage ratio requirements for the Company and its subsidiaries under the Amendment and Waiver are 1.25 to 1.00 for the nine-month period ending July 31, 2021. The amended fixed charge coverage ratio requirements for the North American Loan Parties under the Amendment and Waiver are 1.10 to 1.00 for the nine-month period ending July 31, 2021.  In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of July 31, 2021.

As of July 31, 2021, the Company had $3 thousand in borrowings and had $10.3 million available under the Senior Credit Facility, before application of the $2.0 million availability block noted above in connection with the Amendment and Waiver. As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million and had $1.7 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million Dirhams (approximately $2.2 million at July 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.58% and was originally set to expire in November 2020, however, the expiration was extended due to the COVID-19 pandemic and inability to finalize renewal documentation prior to that time. The Company has submitted final documentation to complete the renewal process, and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in September 2021.

The Company has a second revolving line for 19.5 million Dirhams (approximately $5.3 million at July 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2022.

The Company has a third revolving line for 3.0 million Dirhams (approximately $0.8 million at July 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2022.

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

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $6.2 million at July 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 11.0% and is set to expire in August 2022.

In January 2021, the Company entered into a second credit arrangement for project financing with a bank in Egypt for 46.0 million Egyptian Pounds (approximately $2.9 million at July 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in September 2021 in connection with the completion of the project.

The Company's credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of July 31, 2021. On July 31, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of July 31, 2021, the Company's interest rates ranged from 3.57% to 8.0%, with a weighted average rate of 5.89%, and the Company had facility limits totaling $17.6 million under these credit arrangements. A s of July 31, 2021 , $5.1 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2021 , the Company had borrowed $2.5 million, and had an additional $10.1 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of July 31, 2021 and January 31, 2021, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Additional liquidity from the PPP

On May 1, 2020, the Company entered into a loan agreement under the PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses.  The Company submitted its application and supporting documentation for forgiveness to its bank, which submitted the application and supporting documents to the Small Business Administration ("SBA").

Based on the facts and circumstances of the Company's PPP loan and according to the applicable accounting guidance described herein, the Company has elected to account for the PPP loan proceeds as a grant that has reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income in the consolidated statements of operations. On June 24, 2021, the Company was notified by its lender that its PPP loan had been forgiven by the SBA.

Additional liquidity from the CEWS Program

Beginning in April 2020, the Company's subsidiary, PPCA, applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the CERS program. PPCA was approved for and received approximately $0.6 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the six months ended July 31, 2021. Both programs are expected to continue through September 2021. The proceeds from CEWS and CERS are recognized in other income in the consolidated statements of operations.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has since then collected approximately $38.2 million as of July 31, 2021, with a remaining balance due in the amount of $3.7 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.1 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During the first quarter of 2021, the Company received approximately $0.1 million from the customer and additional receipts are expected throughout the rest of 2021. The Company continues to engage with the customer to ensure full payment of open balances, and during August 2021 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of July 31, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2021. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

PART II OTHER INFORMATION

Item 6.	Exhibits

10.1	Executive Employment Agreement, dated July 26, 2021, by and between the Company and Grant Dewbre
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 8, 2021	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 8, 2021	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)