Form 10-Q
period 2021-10-31
Perma-Pipe International Holdings, Inc.
filed 2021-12-08
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

On December 6, 2021, there were 8,066,710 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2021

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net sales	$35,199	$20,294	$99,426	$63,399
Cost of sales	27,570	17,356	76,549	54,630
Gross profit	7,629	2,938	22,877	8,769

Operating expenses
General and administrative expenses	4,635	4,528	14,643	13,320
Selling expenses	1,303	1,174	3,397	4,153
Total operating expenses	5,938	5,702	18,040	17,473

Income/(loss) from operations	1,691	(2,764)	4,837	(8,704)

Interest expense, net	270	107	717	411
Other income, net	98	(2)	997	3,672
Income/(loss) from operations before income taxes	1,519	(2,873)	5,117	(5,443)

Income tax expense/(benefit)	1,024	(23)	2,049	(339)

Net income/(loss)	$495	$(2,850)	$3,068	$(5,104)

Weighted average common shares outstanding
Basic	8,126	8,165	8,148	8,113
Diluted	8,393	8,165	8,408	8,113

Earnings/(loss) per share
Basic	0.06	(0.35)	0.38	(0.63)
Diluted	0.06	(0.35)	0.36	(0.63)

See accompanying notes to consolidated financial statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income/(loss)	$495	$(2,850)	$3,068	$(5,104)

Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	22	110	(88)	(104)
Other comprehensive income/(loss)	22	110	(88)	(104)

Comprehensive income/(loss)	$517	$(2,740)	$2,980	$(5,208)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,018	$7,174
Restricted cash	1,746	1,201
Trade accounts receivable, less allowance for doubtful accounts of $478 at October 31, 2021 and $474 at January 31, 2021	37,741	25,226
Inventories, net	15,431	12,157
Prepaid expenses and other current assets	4,996	3,863
Unbilled accounts receivable	3,415	247
Costs and estimated earnings in excess of billings on uncompleted contracts	2,322	4,007
Total current assets	75,669	53,875
Property, plant and equipment, net of accumulated depreciation	25,599	26,897
Other assets
Operating lease right-of-use asset	11,515	13,384
Deferred tax assets	858	823
Goodwill	2,406	2,332
Other assets	6,449	5,380
Total other assets	21,228	21,919
Total assets	$122,496	$102,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$16,216	$10,365
Accrued compensation and payroll taxes	1,862	1,448
Commissions and management incentives payable	1,500	218
Revolving line - North America	-	2,826
Current maturities of long-term debt	4,822	3,941
Customers' deposits	3,493	2,088
Outside commission liability	1,647	1,431
Operating lease liability short-term	1,427	1,402
Other accrued liabilities	3,793	2,616
Billings in excess of costs and estimated earnings on uncompleted contracts	871	762
Income taxes payable	1,802	1,155
Total current liabilities	37,433	28,252
Long-term liabilities
Long-term debt, less current maturities	5,342	6,268
Long-term finance obligation	9,349	-
Deferred compensation liabilities	4,224	4,120
Deferred tax liabilities	1,328	914
Operating lease liability long-term	11,586	13,174
Other long-term liabilities	852	650
Total long-term liabilities	$32,681	$25,126
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,089 issued and outstanding at October 31, 2021 and 8,165 issued and outstanding at January 31, 2021	81	82
Additional paid-in capital	61,461	60,875
Treasury Stock, 58 shares at October 31, 2021 and no shares at January 31, 2021	(496)	-
Accumulated deficit	(5,289)	(8,357)
Accumulated other comprehensive loss	(3,375)	(3,287)
Total stockholders' equity	52,382	49,313
Total liabilities and stockholders' equity	$122,496	$102,691

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2021	$82	$60,875	$(8,357)	$-	$(3,287)	$49,313

Net loss	-	-	(843)	-	-	(843)
Stock-based compensation expense	-	272	-	-	-	272
Foreign currency translation adjustment	-	-	-	-	40	40
Total stockholders' equity at April 30, 2021	$82	$61,147	$(9,200)	$-	$(3,247)	$48,782

Net income	-	-	3,416	-	-	3,416
Common stock issued under stock plans, net of shares used for tax withholding	(1)	(254)	-	-	-	(255)
Stock-based compensation expense	-	276	-	-	-	276
Foreign currency translation adjustment	-	-	-	-	(150)	(150)
Total stockholders' equity at July 31, 2021	$81	$61,169	$(5,784)	$-	$(3,397)	$52,069

Net income	-	-	495	-	-	495
Common stock issued under stock plans, net of shares used for tax withholding	-	22	-	-	-	22
Repurchase of common stock	-	-	-	(496)	-	(496)
Stock-based compensation expense	-	270	-	-	-	270
Foreign currency translation adjustment	-	-	-	-	22	22
Total stockholders' equity at October 31, 2021	$81	$61,461	$(5,289)	$(496)	$(3,375)	$52,382

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2020	$80	$60,024	$(715)	$-	$(3,760)	$55,629

Net loss	-	-	(2,521)	-	-	(2,521)
Stock-based compensation expense	-	219	-	-	-	219
Foreign currency translation adjustment	-	-	-	-	(367)	(367)
Total stockholders' equity at April 30, 2020	$80	$60,243	$(3,236)	$-	$(4,127)	$52,960

Net income	-	-	267	-	-	267
Common stock issued under stock plans, net of shares used for tax withholding	2	(193)	-	-	-	(191)
Stock-based compensation expense	-	260	-	-	-	260
Foreign currency translation adjustment	-	-	-	-	153	153
Total stockholders' equity at July 31, 2020	$82	$60,310	$(2,969)	$-	$(3,974)	$53,449

Net loss	-	-	(2,850)	-	-	(2,850)
Common stock issued under stock plans, net of shares used for tax withholding	-	-	-	-	-	-
Stock-based compensation expense	-	285	-	-	-	285
Foreign currency translation adjustment	-	-	-	-	110	110
Total stockholders' equity at October 31, 2020	$82	$60,595	$(5,819)	$-	$(3,864)	$50,994

Shares	2021	2020
Balances at beginning of year	8,164,989	8,048,006
Treasury stock purchased	(58,528)	-
Shares issued, net of shares used for tax withholding	(17,235)	116,983
Balances at period end	8,089,226	8,164,989

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2021	2020
Operating activities
Net income/(loss)	$3,068	$(5,104)
Adjustments to reconcile net income/(loss) to net cash flows (used in)/provided by operating activities
Depreciation and amortization	3,259	3,616
Deferred tax expense/(benefit)	361	(763)
Stock-based compensation expense	818	764
Provision on uncollectible accounts	11	6
Loss/(gain) on disposal of fixed assets	122	(2)
Changes in operating assets and liabilities
Accounts receivable	(11,189)	1,226
Inventories, net	(3,241)	2,383
Costs and estimated earnings in excess of billings on uncompleted contracts	1,794	302
Accounts payable	5,859	(1,606)
Accrued compensation and payroll taxes	1,800	(1,087)
Customers' deposits	1,413	(107)
Income taxes receivable and payable	729	102
Prepaid expenses and other current assets	(1,011)	(117)
Unbilled accounts receivable	(3,167)	(1,401)
Other assets and liabilities	(658)	3,757
Net cash (used in)/provided by operating activities	(32)	1,969
Investing activities
Capital expenditures	(1,951)	(1,633)
Proceeds from sales of property and equipment	44	2
Net cash used in investing activities	(1,907)	(1,631)
Financing activities
Proceeds from revolving lines	13,289	36,563
Payments of debt on revolving lines	(11,436)	(42,988)
Proceeds from term loan	-	19
Payments of debt on mortgage	(4,823)	-
Proceeds from finance obligation, net of issuance costs	9,538	-
Payments of principal on finance obligation	(107)	-
Payments of other debt	(174)	(269)
Decrease in drafts payable	(8)	(49)
Payments on finance lease obligations, net	(291)	(310)
Repurchase of common stock	(496)	-
Stock options exercised and taxes paid related to restricted shares vested	(233)	(192)
Net cash provided by/(used in) financing activities	5,259	(7,226)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	69	(23)
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,389	(6,911)
Cash, cash equivalents and restricted cash - beginning of period	8,375	14,658
Cash, cash equivalents and restricted cash - end of period	$11,764	$7,747
Supplemental cash flow information
Interest paid	$672	$421
Income taxes paid	725	83

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2021

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2021 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2021 and 2020 are for the three and nine months ended October 31, 2021 and 2020, and for the fiscal years ended January 31, 2022 and 2021, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2021 as filed with the SEC on April 15, 2021 for discussion of the Company's significant accounting policies. During the three months ended October 31, 2021, the following accounting policy was adopted.

Treasury Stock

In accordance with Accounting Standards Codification ("ASC") Topic 505, "Equity", the Company has accounted for the share repurchases under the cost method, as the Company has not elected to retire the repurchased shares at this time. This results in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets as of October 31, 2021 and on the Company's consolidated statements of stockholders' equity for the three and nine month period ended October 31, 2021. The amounts recognized as treasury stock in the consolidated balance sheets and consolidated statements of stockholders' equity include costs associated with the acquisition of the shares.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. Unbilled accounts receivable was segregated from prepaid expenses and other current assets and reclassified into its own line on the consolidated balance sheets and consolidated statements of cash flows.

Subsequent Events

The Company has evaluated subsequent events through December 8, 2021, the date the financial statements were issued. No material subsequent events occurred during this time that would require recongition or disclosure in thse financial statements.

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

One of the Company’s accounts receivable in the total amount of $3.6 million as of October 31, 2021 and January 31, 2021, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon the commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $2.4 million was included in the balance of other long-term assets as of October 31, 2021 and January 31, 2021, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. During 2021, the Company received approximately $0.1 million from the customer and additional receipts are expected throughout the rest of 2021. The Company continues to engage with the customer to ensure full payment of open balances, and during August 2021 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this receivable as of October 31, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended  October 31, 2021 and 2020, no individual customer accounted for greater than 10% of the Company’s consolidated net sales. For the nine months ended October 31, 2021 and 2020, no individual customer accounted for greater than 10% of the Company's consolidated net sales.

As of  October 31, 2021 and January 31, 2021, one customer accounted for 11% and no one customer accounted for greater than 10% of the Company's accounts receivable, respectively.

Note 4 - Revenue recognition

The Company accounts for its revenues under ASC Topic 606, "Revenue from Contracts with Customers".

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	3,340	10%	$2,435	12%	10,475	11%	$8,603	14%

Specialty Piping Systems and Coating
Revenue recognized under input method	9,166	26%	8,252	41%	33,118	33%	26,597	42%
Revenue recognized under output method	22,693	64%	9,607	47%	55,833	56%	28,199	44%
Total	$35,199	100%	$20,294	100%	$99,426	100%	$63,399	100%

The input method, as noted in ASC 606-10-55-20, is used by the U.S. operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract over time. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the input method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when project costs are incurred.

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  October 31, 2021 will be billed and collected within one year.

During the year ended  January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income in the consolidated statement of operations for the year ended January 31, 2021. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of October 31, 2021.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	October 31, 2021	January 31, 2021
Costs incurred on uncompleted contracts	$19,077	$17,543
Estimated earnings	11,359	9,651
Earned revenue	30,436	27,194
Less billings to date	28,985	23,949
Costs in excess of billings, net	$1,451	$3,245
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,322	$4,007
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(871)	(762)
Costs in excess of billings, net	$1,451	$3,245

Substantially all of the $1.2 million contract liabilities balance as of January 31, 2020 was recognized in revenues during 2020 and substantially all of the $0.8 million contract liabilities balance as of January 31, 2021 is expected to be recognized in revenues during 2021.

Unbilled accounts receivable:

The Company has recorded $3.4 million and $0.2 million of unbilled accounts receivable on the consolidated balance sheets as of October 31, 2021 and January 31, 2021, respectively, from revenues generated by its subsidiaries in the Middle East, North Africa and India ("MENA"). The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and await customer to pick up or arrange shipping for the product before billing can be made. All of the amounts included in unbilled accounts receivable as of October 31, 2021 are expected to be billed before January 31, 2022.

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

The Company's effective tax rate ("ETR") from operations in the third quarter in fiscal 2021 was 67.6% compared to 0.8% during the prior year quarter. The Company's worldwide ETR's were 40.0% and 6.2% in the current year-to-date and the prior year year-to-date, respectively. The change in the ETR from the prior year to the current year is largely due to changes in the mix of income and loss in various jurisdictions and the absence of recognizing tax benefits on losses in the United States due to a full valuation allowance applied against its deferred tax assets.

The amount of unrecognized tax benefits, including interest and penalties at October 31, 2021, recorded in other long-term liabilities was $0.1 million, all of which would impact the Company’s ETR if recognized.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At October 31, 2021, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three and nine months ended October 31, 2021 and 2020. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2021 and January 31, 2021 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2021	Foreign exchange change effect	October 31, 2021
Goodwill	$2,332	$74	$2,406

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At October 31, 2021, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three and nine months ended October 31, 2021 and 2020. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At October 31, 2021 the Company had reserved a total of 424,194 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The following were the Company's stock-based compensation expenses for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense	$-	$-	$-	$3
Restricted stock-based compensation expense	270	285	818	761
Total stock-based compensation expense	$270	$285	$818	$764

Stock Options

The Company did not grant any stock options during the three or nine months ended October 31, 2021. The following tables summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2021	107	$9.24	2.5	$5.00
Exercised	(3)	6.91	-	4.55
Expired or forfeited	(20)	7.94	-	-
Outstanding at October 31, 2021	84	9.63	2.0	66

Options exercisable at October 31, 2021	84	$9.63	2.0	$66

Three thousand stock options were exercised during the nine months ended October 31, 2021.

There was no vesting, expiration or forfeiture of previously unvested stock options during the nine months ended October 31, 2021. As of October 31, 2021, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the nine months ended October 31, 2021:

(Shares in thousands)	Restricted Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 31, 2021	372	$7.62	$2,843
Granted	120	7.14
Vested and issued	(113)	7.51
Forfeited or retired for taxes	(40)	7.36
Outstanding at October 31, 2021	339	$7.50	$2,550

As of October 31, 2021, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

Note 8 - Earnings/(loss) per share

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share data)	2021	2020	2021	2020
Basic weighted average common shares outstanding	8,126	8,165	8,148	8,113
Dilutive effect of equity compensation plans	267	-	260	-
Weighted average common shares outstanding assuming full dilution	8,393	8,165	8,408	8,113

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	60	227	66	223
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	267	165	260	169

Net income/(loss)	$495	$(2,850)	$3,068	$(5,104)

Earnings/(loss) per share
Basic	0.06	(0.35)	0.38	(0.63)
Diluted	0.06	(0.35)	0.36	(0.63)

Note 9 - Debt

Debt totaled $10.2 million and $13.2 million at October 31, 2021 and January 31, 2021, respectively.

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

The Company used proceeds from the Senior Credit Facility for on-going working capital needs and to fund capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bore interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. The applicable margin was based on average quarterly undrawn availability with respect to the Senior Credit Facility. Additionally, the Company was required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.

As of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio ("FCCR") of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries. On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a FCCR of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the U.A.E. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company incurred additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminated the Company’s ability to make LIBOR borrowings and reduced the overall availability by $2.0 million until maturity.

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year $18.0 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”).

The Borrowers will use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund on-going working capital needs; and (iii) for other corporate purposes, including potentially additional share repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, the London Inter-Bank Offered Rate (“LIBOR”) or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin will be based on an FCCR range. Interest on alternate base rate borrowings will be the alternate base rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings will be the LIBOR rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers will pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

Subject to certain exceptions, borrowings under the Renewed Senior Credit Facility will be secured by substantially all of the North American Loan Parties’ assets. The Renewed Senior Credit Facility will mature on September 20, 2026. Subject to certain qualifications and exceptions, the Renewed Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties may not make capital expenditures in excess of $5.0 million annually, plus a limited carryover of unused amounts.

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 if for any five consecutive days the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. If the covenant is triggered it will be tested for the nine-month period ending October 31, 2021 and the twelve-month period ending January 31, 2022 and thereafter on a trailing twelve-month basis. As of the most recent reporting date, the calculated ratio was substantially greater than 1.10 to 1.00. In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of October 31, 2021.

The Renewed Senior Credit Facility contains customary events of default. If an event of default occurs and is continuing, then PNC may terminate all commitments to extend further credit and declare all amounts outstanding under the Renewed Senior Credit Facility due and payable immediately. In addition, if any of the North American Loan Parties or certain of their subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Renewed Senior Credit Facility will automatically become immediately due and payable. Loans outstanding under the Renewed Senior Credit Facility will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a bankruptcy event of default exists or (ii) upon the lender's request, during the continuance of any other event of default.

As of October 31, 2021, the Company had no borrowings and had $5.9 million available under the Renewed Senior Credit Facility, before application of a $3.0 million availability block that can be reduced by the Company's financial performance. As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million and had $1.7 million available under the Senior Credit Facility.

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

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.3 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2021. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender. At closing, $0.4 million was placed in a short-term escrow account to cover certain post-closing contingencies that may arise. The contingencies were resolved in May 2021 and the Company received the escrowed funds in June 2021.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.46% and was originally set to expire in  November 2020, however, the expiration was extended due to the COVID-19 pandemic and inability to finalize renewal documentation prior to that time. The Company has submitted final documentation to complete the renewal process, and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in December 2021.

The Company has a second revolving line for 19.5 million U.A.E. Dirhams (approximately $5.3 million at October 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in  January 2022.

The Company has a third revolving line for 3.0 million U.A.E. Dirhams (approximately $0.8 million at October 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in  January 2022.

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

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $6.4 million at October 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 10.8% and is set to expire in August 2022.

In January 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at October 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in December 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of October 31, 2021. On October 31, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of October 31, 2021, the Company's interest rates ranged from 3.46% to 10.8%, with a weighted average rate of 6.51%, and the Company had facility limits totaling $17.6 million under these credit arrangements. As of October 31, 2021, $2.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2021, the Company had borrowed $4.1 million, and had an additional $9.4 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2021 and January 31, 2021, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 4.55% at October 31, 2021. Principal payments began in January 2018.

On June 19, 2012, the Company borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for repayment of amounts borrowed. On April 14, 2021, the Company entered into the Purchase and Sale Agreement, discussed further above. Concurrently with the sale, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.

Note 10 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company intends to build a facility. The annual payments are initially expected to be approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at October 31, 2020), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments are deferred until August 2022. The lease expires in August 2050.

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

At October 31, 2021, the Company had total operating lease liabilities of $13.0 million and total operating ROU assets of $11.5 million, which are reflected in the consolidated balance sheets. At October 31, 2021, the Company also had total finance lease liabilities of $0.6 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $0.8 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	October 31, 2021	January 31, 2021
Finance leases assets:
Property and Equipment - gross	$1,254	$879
Accumulated depreciation and amortization	(438)	(96)
Property and Equipment - net	$816	$783

Finance lease liabilities:
Finance lease liability short-term	$368	$300
Finance lease liability long-term	266	401
Total finance lease liabilities	$634	$701

Operating lease assets:
Operating lease ROU assets	$11,515	$13,384

Operating lease liabilities:
Operating lease liability short-term	$1,427	$1,402
Operating lease liability long-term	11,586	13,174
Total operating lease liabilities	$13,013	$14,576

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2021	Nine Months Ended October 31, 2020
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$65	$50	$184	$151
Interest on lease liabilities	Interest expense	13	17	42	54
Operating lease costs	Cost of sales, SG&A expenses	620	682	1,890	1,904
Short-term lease costs (1)	Cost of sales, SG&A expenses	255	53	454	289
Sub-lease income	SG&A expenses	(20)	(21)	(61)	(61)
Total Lease costs		$933	$781	$2,509	$2,337

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended October 31, 2021	Nine Months Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$203	$291
Operating cash outflows from finance leases	28	42
Operating cash outflows from operating leases	985	1,470

	Nine Months Ended October 31, 2021	Nine Months Ended October 31, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$201	$-
Operating leases liabilities	89	3,255

Weighted-average lease terms and discount rates are as follows:

October 31, 2021
Weighted-average remaining lease terms (in years):
Finance leases	1.7
Operating leases	13.5

Weighted-average discount rates:
Finance leases	8.9%
Operating leases	7.4%

Maturities of lease liabilities as of October 31, 2021, are as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the three months ended January 31, 2022	$737	$102
For the year ended January 31, 2023	2,313	396
For the year ended January 31, 2024	2,299	182
For the year ended January 31, 2025	1,528	-
For the year ended January 31, 2026	1,326	-
For the year ended January 31, 2027	1,333	-

Thereafter	12,322	-
Total lease payments	21,858	680
Less: amount representing interest	(8,845)	(46)
Total lease liabilities at October 31, 2021	$13,013	$634

Rent expense on operating leases, which is recorded on straight-line basis, was $0.9 million for the three months ended  October 31, 2021 and 2020, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.7 million as of October 31, 2021 and 2020, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	October 31, 2021	October 31, 2020
Cash and cash equivalents	$10,018	$6,593
Restricted cash	1,746	1,154
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$11,764	$7,747

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

Note 13 - Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of LIBOR on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. The Company's Renewed Senior Credit Facility, which matures on September 20, 2026, bears interest at a rate equal to an alternate base rate, the London Inter-Bank Offered Rate (“LIBOR”) or a LIBOR successor rate index, plus, in each case, an applicable margin. Based on the inclusion of the LIBOR successor rate index in the Renewed Senior Credit Facility, the Company does not expect a material impact from the adoption of this standard on the financial statements of the Company.

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

Note 14 - Treasury stock

On  October 4, 2021, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Share repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2021 - August 31, 2021	-	$-	-	$-
September 1, 2021 - September 30, 2021	-	-	-	-
October 1, 2021 - October 31, 2021	58,528	8.45	58,528	2,505,216

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

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

COVID-19 and Depressed Oil and Gas Market Impact

The Company's results of operations, financial condition, liquidity and cash flow in 2020 and the three months ended April 30, 2021 were adversely affected by the COVID-19 pandemic and the depressed market prices for oil and gas. Subsequent to April 30, 2021, the Company has experienced fewer COVID-19 related impacts and has seen oil and gas prices increase, which has resulted in increased business activity and improved financial results for the Company. Although the Company believes the general economic environment in which the Company operates has improved since the onset of the COVID-19 pandemic, the Company continues to experience supply chain difficulties as discussed below, and may continue to be adversely affected by COVID-19 in future periods, the extent to which remains unclear at this time. See Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K for additional information.

As of the date of filing this Form 10-Q, all of the Company’s plants are operating. The Company's global supply chains have been adversely affected by the COVID-19 pandemic. The Company is taking steps to ensure continuity of supply. Due to the unprecedented actions taken to stem the spread of the virus and the uncertainty of the duration and impact of additional actions that may be required, the resulting future disruptions to the Company’s operations are uncertain.

In response to the factors noted above that negatively impacted our business in 2020 and early 2021, the Company has updated its forecasts more frequently to determine the continuing financial impact of these events on the Company’s results of operations, financial condition and liquidity. As a result of the market conditions in 2020 and early 2021, the Company reduced headcount, planned capital expenditures and non-essential operating expenses. As market conditions have improved and business activity has increased, the Company has increased headcount and resumed its global capital expenditure programs.

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

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the Canadian Emergency Wage Subsidy ("CEWS") program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the Canadian Emergency Rent Subsidy ("CERS") program. PPCA was approved for and received approximately $0.6 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the nine months ended October 31, 2021. Grants to the Company under both programs ended in the second quarter of 2021. The proceeds from the CEWS and CERS programs were recognized in other income in the consolidated statements of operations.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results are significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended October 31,					Nine Months Ended October 31,
	2021		2020		Change favorable/(unfavorable)	2021		2020		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$35,199		$20,294		$14,905	$99,426		$63,399		$36,027

Gross profit	7,629	22%	2,938	14%	4,691	22,877	23%	8,769	14%	14,108

General and administrative expenses	4,635	13%	4,528	22%	(107)	14,643	15%	13,320	21%	(1,323)

Selling expense	1,303	4%	1,174	6%	(129)	3,397	3%	4,153	7%	756

Interest expense, net	270		107		(163)	717		411		(306)

Other income, net	98		(2)		100	997		3,672		(2,675)

Income/(loss) from operations before income taxes	1,519		(2,873)		4,392	5,117		(5,443)		10,560

Income tax expense/(benefit)	1,024		(23)		(1,047)	2,049		(339)		(2,388)

Net income/(loss)	495		(2,850)		3,345	3,068		(5,104)		8,172

Three months ended October 31, 2021 ("current quarter") vs. Three months ended October 31, 2020 ("prior year quarter")

Net sales:

Net sales were $35.2 million in the current quarter, an increase of $14.9 million, or 73%, from $20.3 million in the prior year quarter. The increase was a result of increased sales volumes in both North America and in the Middle East, North Africa and India ("MENA") due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's United Arab Emirates ("U.A.E.") business benefitted from the introduction of a new product line subsequent to the third quarter of 2020.

Gross profit:

Gross profit increased to $7.6 million, or 22% of net sales, in the current quarter from $2.9 million, or 14% of net sales, in the prior year quarter. This increase was driven by higher sales volumes and project and product mix.

General and administrative expenses:

General and administrative expenses were relatively consistent, increasing $0.1 million, or 2%, from the prior year quarter.

Selling expenses:

Selling expenses were relatively consistent, increasing slightly to $1.3 million in the current quarter, compared to $1.2 million in the prior year quarter.

Interest expense, net:

Net interest expense increased to $0.3 million in the current quarter from $0.1 million in the prior year quarter. This increase was primarily related to the sale leaseback transaction for our operating facility in Tennessee entered into in April 2021.

Other income, net:

Other income, net remained relatively consistent, increasing to an income of $0.1 million in the current quarter, compared to approximately zero in the prior year quarter.

Income/(loss) from operations before income taxes:

Income/(loss) from operations before income taxes increased by $4.4 million to income of $1.5 million in the current quarter from a loss of $(2.9) million in the prior year quarter. The increase was a result of increased sales volumes in both North America and MENA due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line subsequent to the third quarter of 2020.

Income tax expense/(benefit):

The Company's worldwide effective tax rates ("ETR") were 67.6% and 0.8% in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions and the absence of recognizing tax benefits on losses in the United States due to a full valuation allowance applied against its deferred tax assets.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested, and earnings in its Indian subsidiary are partially permanently reinvested. The earnings from these subsidiaries will be subject to tax in their local jurisdiction, and the impact of Indian, Canadian and Egyptian withholding taxes will be recorded. As such, the Company has accrued a liability of $0.8 million as of October 31, 2021 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income:

The resulting net income of $0.5 million in the current quarter was an improvement of $3.4 million over the net loss of $(2.9) million in the prior year quarter. The increase was a result of increased sales volumes in both North America and MENA due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line subsequent to the third quarter of 2020.

Nine months ended October 31, 2021 ("current year-to-date") vs. Nine months ended October 31, 2020 ("prior year year-to-date")

Net sales:

Net sales were $99.4 million in the current year-to-date, an increase of $36.0 million, or 57%, from $63.4 million in the prior year year-to-date. The increase was a result of increased sales volumes in both North America and MENA due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line subsequent to the third quarter of 2020.

Gross profit:

Gross profit increased to $22.9 million, or 23% of net sales, in the current year-to-date from $8.8 million, or 14% of net sales, in the prior year year-to-date. This increase was driven by higher sales volumes and project and product mix.

General and administrative expenses:

General and administrative expenses were $14.6 million in the current year-to-date, an increase of $1.3 million, or 10%, from $13.3 million in the prior year year-to-date. This increase was driven by an increase in personnel-related expenses corresponding to the increased business activity during the period.

Selling expenses:

Selling expenses decreased to $3.4 million in the current year-to-date, compared to $4.2 million in the prior year year-to-date due to organizational changes.

Interest expense, net:

Net interest expense increased from $0.4 million in the prior year year-to-date to $0.7 million in the current year-to-date. This increase is primarily related to the sale leaseback transaction for our operating facility in Tennessee entered into in April 2021.

Other income, net:

Other income, net decreased to $1.0 million in the current year-to-date, compared to $3.7 million in the prior year year-to-date. This decrease was primarily the result of income recorded in the prior year for funds received under the PPP program of $3.2 million. Funds received under the CEWS and CERS programs in Canada during the current year were also less than in the prior year. These decreases were offset by individually immaterial increases in our North American businesses.

Income/(loss) from operations before income taxes:

Income/(loss) from operations before income taxes increased by $10.5 million to an income of $5.1 million in the current year-to-date from a loss of ($5.4 million) in the prior year year-to-date. The increase was a result of increased sales volumes in both North America and MENA due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line subsequent to the third quarter of 2020.

Income tax expense/(benefit):

The Company's worldwide ETR's were 40.0% and 6.2% in the current year-to-date and the prior year year-to-date, respectively. The change in the ETR from the prior year to the current year was largely due to changes in the mix of income and loss in various jurisdictions and the absence of recognizing tax benefits on losses in the United States due to a full valuation allowance applied against its deferred tax assets.

Net income/(loss):

The resulting net income of $3.1 million in the current year-to-date was an improvement of approximately $8.2 million over the net loss of ($5.1 million) in the prior year year-to-date. The increase was a result of increased sales volumes in both North America and MENA due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line.

Liquidity and capital resources

Cash and cash equivalents as of October 31, 2021 were $10.0 million compared to $7.2 million on January 31, 2021. On October 31, 2021, $2.6 million was held in the U.S., and $7.4 million was held at the Company's foreign subsidiaries. The Company's working capital was $38.2 million on October 31, 2021 compared to $25.6 million on January 31, 2021. Of the working capital components, accounts receivable increased by $12.8 million and cash and cash equivalents increased by $2.8 million as the result of the movements discussed below. As of October 31, 2021, the Company had $5.9 million of borrowing capacity under its Senior Credit Facility in North America and $9.4 million of borrowing capacity under its foreign revolving credit agreements. The Company had no borrowings under its Senior Credit Facility and $4.1 million borrowed under its foreign revolving credit agreements at October 31, 2021.

Net cash used in operating activities in the nine months ended October 31, 2021 was less than $0.1 million, as compared to net cash provided by operating activities of $2.0 million in the prior year period. This decrease in cash from operations was due primarily to increases in net working capital requirements in the current period compared to the prior year period due to increased activity as a result of post-COVID-19 economic recovery. The largest component of this increase was an increase in accounts receivable resulting in cash used of $13.5 million, partially offset by increases in net income and accounts payable of $3.1 million and $5.9 million, respectively. All of these changes were the result of the increase in business activity during the period.

Net cash used in investing activities in the nine months ended October 31, 2021 and in the prior year period was $1.9 million and $1.6 million, respectively. This increase was due primarily to capital expenditures of the Company's subsidiary in the U.A.E. during the period.

Net cash provided by financing activities in the nine months ended October 31, 2021 was $5.3 million, as compared to net cash used in financing activities of $7.2 million in the prior year period. The main source of cash from financing activities during the period was net proceeds of $8.6 million as a result of the sale and leaseback of the Company's land and buildings in Lebanon, Tennessee during the period. This increase was also impacted by increased net proceeds from borrowings of approximately $1.9 million under the Senior Credit Facility, as compared to the prior year period, where net repayments were approximately $6.4 million. Debt totaled $10.2 million and $13.2 million as of October 31, 2021 and January 31, 2021, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

Treasury stock. On October 4, 2021, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Share repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors.

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

The Company used proceeds from the Senior Credit Facility for on-going working capital needs and to fund capital expenditures, working capital needs and other corporate purposes. Borrowings under the Senior Credit Facility bore interest at a rate equal to an alternate base rate or London Interbank Offered Rate ("LIBOR"), plus, in each case, an applicable margin. The applicable margin was based on average quarterly undrawn availability with respect to the Senior Credit Facility. Additionally, the Company was required to pay a 0.375% per annum facility fee on the unused portion of the Senior Credit Facility.

As of October 31, 2020, the Company and its subsidiaries failed to achieve the necessary fixed charge coverage ratio ("FCCR") of 1.10 to 1.00 for the trailing four-quarters ended October 31, 2020 under its Credit Agreement for both the North American Loan Parties and the Company and its subsidiaries. On December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain an FCCR of 1.10 to 1.00 as of October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the U.A.E. The transfer and repayment occurred on December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company incurred additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminated the Company’s ability to make LIBOR borrowings and reduced the overall availability by $2.0 million until maturity.

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year $18.0 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”).

The Borrowers will use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund on-going working capital needs; and (iii) for other corporate purposes, including potentially additional share repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, the London Inter-Bank Offered Rate (“LIBOR”) or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin will be based on an FCCR range. Interest on alternate base rate borrowings will be the alternate base rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings will be the LIBOR rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers will pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

Subject to certain exceptions, borrowings under the Renewed Senior Credit Facility will be secured by substantially all of the North American Loan Parties’ assets. The Renewed Senior Credit Facility will mature on September 20, 2026. Subject to certain qualifications and exceptions, the Renewed Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties may not make capital expenditures in excess of $5.0 million annually, plus a limited carryover of unused amounts.

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 if for any five consecutive days the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. If the covenant is triggered it will be tested for the nine-month period ending October 31, 2021 and the twelve-month period ending January 31, 2022 and thereafter on a trailing twelve-month basis. As of the most recent reporting date, the calculated ratio was substantially greater than 1.10 to 1.00. In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Credit Agreement in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of October 31, 2021.

The Renewed Senior Credit Facility contains customary events of default. If an event of default occurs and is continuing, then PNC may terminate all commitments to extend further credit and declare all amounts outstanding under the Renewed Senior Credit Facility due and payable immediately. In addition, if any of the North American Loan Parties or certain of their subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Renewed Senior Credit Facility will automatically become immediately due and payable. Loans outstanding under the Renewed Senior Credit Facility will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a bankruptcy event of default exists or (ii) upon the lender's request, during the continuance of any other event of default.

As of October 31, 2021, the Company had no borrowings and had $5.9 million available under the Renewed Senior Credit Facility, before application of a $3.0 million availability block that can be reduced by the Company's financial performance. As of January 31, 2021, the Company had borrowed an aggregate of $2.8 million and had $1.7 million available under the Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 3.46% and was originally set to expire in November 2020, however, the expiration was extended due to the COVID-19 pandemic and inability to finalize renewal documentation prior to that time. The Company has submitted final documentation to complete the renewal process, and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in December 2021.

The Company has a second revolving line for 19.5 million U.A.E. Dirhams (approximately $5.3 million at October 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2022.

The Company has a third revolving line for 3.0 million U.A.E. Dirhams (approximately $0.8 million at October 31, 2021) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2022.

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

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $6.4 million at October 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 10.8% and is set to expire in August 2022.

In January 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 46.2 million Egyptian Pounds (approximately $2.9 million at October 31, 2021). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in December 2021 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees the subsidiaries' debt including all foreign debt.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of October 31, 2021. On October 31, 2021, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of October 31, 2021, the Company's interest rates ranged from 3.46% to 10.8%, with a weighted average rate of 6.51%, and the Company had facility limits totaling $17.6 million under these credit arrangements. As of October 31, 2021, $2.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2021, the Company had borrowed $4.1 million, and had an additional $9.4 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2021 and January 31, 2021, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Prior additional liquidity from the PPP

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

Prior additional liquidity from the CEWS Program

Beginning in April 2020, the Company's subsidiary, PPCA, applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the program rules, the grants are applied for each month and are granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the CERS program. PPCA was approved for and received approximately $0.6 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the six months ended July 31, 2021. Grants to the Company under both programs ended in the second quarter of 2021. The proceeds from CEWS and CERS were recognized in other income in the consolidated statements of operations.

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has since then collected approximately $38.2 million as of October 31, 2021, with a remaining balance due in the amount of $3.7 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer (contractor), and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.1 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During the first quarter of 2021, the Company received approximately $0.1 million from the customer and additional receipts are expected throughout the rest of 2021. The Company continues to engage with the customer to ensure full payment of open balances, and during August 2021 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. As a result, the Company did not reserve any allowance against this amount as of October 31, 2021. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2021. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2021, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Share repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2021:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2021 - August 31, 2021	-	$-	-	$-
September 1, 2021 - September 30, 2021	-	-	-	-
October 1, 2021 - October 31, 2021	58,528	8.45	58,528	2,505,216

Item 6.	Exhibits

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	December 8, 2021	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2021	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)