Form 10-K
period 2022-01-31
Perma-Pipe International Holdings, Inc.
filed 2022-04-19
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $53,405,526.85 based on the closing sale price of $6.89 per share as reported on the Nasdaq Global Market on July 31, 2021.

The number of shares of the registrant's common stock outstanding at April 14, 2022 was 8,154,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2022

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

Market Condition Risks

•	the impact of the coronavirus ("COVID-19") on the Company's results of operations, financial condition and cash flows;
•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the impact of global economic weakness and volatility;
•	fluctuations in steel prices and the Company’s ability to offset increases in steel prices through price increases in its products;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and access to capital funds;

Financial Risks

•	the Company’s ability to repay its debt and renew expiring international credit facilities;
•	the Company’s ability to effectively execute its strategic plan and achieve sustained profitability and positive cash flows;
•	the Company's ability to collect a long-term account receivable related to a project in the Middle East;
•	the Company's ability to interpret changes in tax regulations and legislation;
•	the Company’s ability to use its net operating loss carryforwards;
•	reversals of previously recorded revenue and profits resulting from inaccurate estimates made in connection with the Company’s over time revenue recognition;
•	the Company’s failure to establish and maintain effective internal control over financial reporting;

Business Condition Risks

•	the timing of order receipt, execution, delivery and acceptance for the Company’s products;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	risks and uncertainties specific to the Company's international business operations;

General Risks

•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is traded on the Nasdaq Global Market and reported under the ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2022, 2021 and 2020 are for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.

Products and services. The Company engineers, designs, manufactures and sells specialty piping systems and leak detection systems. Specialty piping systems include: (i) insulated and jacketed district heating and cooling piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines, and (iv) liquid and powder based anti-corrosion coatings applied both to the external and internal surfaces of steel pipe, including shapes like bends, reducers, tees, and other spools/fittings used in pipelines for the transportation of oil and gas products and potable water. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

The Company frequently engineers and custom fabricates to job site dimensions and incorporates provisions for thermal expansion due to cycling temperatures. Most of the Company's piping systems are produced for underground installations and, therefore, require trenching, which is the responsibility of the general contractor, and completed by unaffiliated installation contractors.

The Company’s piping systems are typically sold as a part of discrete projects, and customer demand can vary by reporting period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.
Beni Suef, Egypt

Customers and sales channels. The Company's customer base is industrially and geographically diverse. In the United States, the Company employs inside and outside sales managers who use and assist a network of independent manufacturers' representatives, none of whom sell products that are competitive with the Company's piping systems. The Company employs a direct sales force to market and sell products and services in Canada, India, Egypt, and in several countries in the Middle East. On a country-by-country basis, and where advantageous, the Company uses an agent network to assist in marketing and selling the Company's products and services.

For the years ended January 31, 2022 and 2021, respectively, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2022 and 2021, one customer accounted for 11.9% and no one customer accounted for greater than 10% of accounts receivable, respectively.

Backlog. The Company’s backlog on January 31, 2022 was $39.3 million compared to $52.6 million on January 31, 2021, most of which is expected to be completed within 2022. This decrease was primarily the result of the Company's completion of a significant number of projects during 2021 that were delayed because of the COVID-19 pandemic and related disruptions. The Company defines backlog as the expected total revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred, and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue from the Company's reported backlog.

Intellectual property. The Company owns various patents covering its piping and electronic leak detection systems, as well as for some of the features of its sensor cables. These patents are not material to the Company either individually or in the aggregate because the Company believes its sales would not be materially reduced if patent protection was not available. The Company owns numerous trademarks connected with its piping and leak detection systems throughout the world.

Suppliers. The basic raw materials used in production are pipes and tubes made of carbon steel, steel alloys, copper, ductile iron, or polymers and various chemicals such as polyols, isocyanate, urethane resin, polyethylene, and fiberglass, which are mostly purchased in bulk quantities. The Company believes there are currently adequate supplies and sources of availability of these needed raw materials.

The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company assembles the monitoring component of its leak detection and location systems from components purchased from many sources.

The Company's global supply chains have been negatively affected by the COVID-19 pandemic. Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences significant delays and increased prices for raw materials used in our production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases farther in advance to ensure the Company has materials when needed. The Company has also updated its pricing to customers to offset the impacts of the raw material price increases. While these impacts are expected to continue into 2022, the resulting future disruptions to the Company’s operations are uncertain.

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

Government regulation. The demand for the Company's leak detection and location systems and secondary containment piping systems, which is a small percentage of the Company's total annual piping sales, is driven in the U.S. by federal and state environmental regulation with respect to hazardous waste. The U.S. Federal Resource Conservation and Recovery Act requires, in some cases, that the storage, handling and transportation of fluids through underground pipelines feature secondary containment and leak detection. The U.S. National Emission Standard for hydrocarbon airborne particulates requires reduction of airborne volatile organic compounds and fugitive emissions. Under this regulation, many major refineries are required to recover fugitive vapors and dispose of the recovered material in a process sewer system, which then becomes a hazardous secondary waste system that must be contained. Although there can be no assurances as to the ultimate effects of these governmental regulations, the Company believes such regulations generally increase the demand for its piping systems products.

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

Environmental impacts. The Company provides insulated pipe for district energy systems. A district energy system is a highly efficient way to provide heating or cooling to nearby buildings. A central plant produces steam or chilled water, hot and/or chilled water that flows through insulated pipes to nearby buildings. The goal of a district energy system is to centralize production to deliver energy efficiency, reduce operating costs, and use less equipment compared to individual buildings with their own boilers and chillers.  In addition, district heating and cooling plants can provide better pollution control than localized boilers and cooling equipment.

Employees

As of January 31, 2022, the Company had approximately 184 full-time employees working in the United States, of which approximately 64 were under two collective bargaining agreements, one expiring on April 30, 2023, and the other expiring on March 31, 2025. There were approximately 424 full-time employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

Available Information

The Company files with and furnishes to the Securities and Exchange Commission ("SEC") reports, including annual meeting materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website, www.permapipe.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically files or furnishes such material with or to the SEC. The information on the Company's website is not part of this Annual Report on Form 10-K and is not incorporated into this or any other filings by the Company with the SEC.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company as of April 14, 2022:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 61	2016

Grant Dewbre	Chief Operating Officer; Age 53	2021

D. Bryan Norwood	Vice President and Chief Financial Officer; Age 66	2018

Wayne Bosch	Vice President, Chief Human Resources Officer; Age 65	2013

David J. Mansfield: President, Chief Executive Officer ("CEO") and member of the Board of Directors since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer ("CFO") of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc., a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller, and Commercial General Manager, Europe, Africa & FSU, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.

Grant Dewbre: Appointed Chief Operating Officer in July 2021. Mr. Dewbre was formerly Senior Vice President, Middle East & North Africa for the Company since December 2017. He was responsible for facilities in Fujairah, U.A.E., Dammam, Saudi Arabia, Gujarat, India, and Beni Suef, Egypt, which was established in 2019 under Mr. Dewbre’s leadership of the division. Before joining the Company, Mr. Dewbre served as Managing Director for Seaway Heavy Lifting in Houston, Texas, a Dutch offshore construction company, which was part of the Subsea 7 group from July 2015 to November 2017. In addition, he was Senior Vice President for Ceona Offshore, a startup offshore construction specialist company based in London, the United Kingdom from December 2013 to June 2015. From March 2004 to November 2013, he held several roles, including project management, sales, and commercial management, in Houston, Texas and Leiden, The Netherlands, for Heerema Marine Contractors, a Dutch offshore construction company specialized in the installation of fixed and floating offshore platforms as well as pipeline installation services. Mr. Dewbre has held various project and plant management and commercial positions in the United States, United Kingdom, Malaysia, Azerbaijan, and at other locations for Bredero Shaw, the world’s largest provider of protective coatings for the oil & gas pipeline industry from October 1992 to February 2004.

D. Bryan Norwood: Appointed Vice President and CFO in November 2018. From 2014 to 2018, Mr. Norwood served as CFO of API Perforating, LLC, an oilfield service company providing stage perforation and wireline services.  From 2012 to 2014, Mr. Norwood served as CFO of Dupre’ Energy Services, LLC, an oilfield service company offering multiple services lines.  From 2010 to 2012, Mr. Norwood was Vice President Finance for the Environmental Services Division of PSC, LLC, a hazardous waste disposal company.  From 1992 to 2010, Mr. Norwood held several senior leadership positions, including CFO of Smith Equipment Rental and Services, LLC, a regional oilfield service provider, Vice President and Treasurer of Key Energy Services, Inc., an oilfield multi-service provider, and Corporate Controller and Vice President Finance-Americas with Bredero Shaw, a global pipe coating provider.

Wayne Bosch: Appointed Vice President and Chief Human Resources Officer in December 2013. From 2010 to 2012, Mr. Bosch was Vice President of Human Resources at Pactiv, a $4.0 billion global manufacturer and distributor of food packaging products. Prior to Pactiv, he led the human resource activities at the North American segment of Barilla America, a $6.3 billion global pasta, sauces and bakery manufacturer and was the Chief Human Resources Officer for water filtration leader Culligan International Company. Mr. Bosch's background spans the entire spectrum of human resources competencies, including mergers, acquisitions and business integration, in start-up, turnaround and high-growth businesses. The scope of his experience also includes communications, legal, ethics and compliance, health safety environment, risk management, payroll, facilities and general administrative services. On January 3, 2022, Mr. Bosch provided notice to the Company of his intent to retire as the Company's Vice President and Chief Human Resources Officer effective July 3, 2022.

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

Market Condition Risks

The Company’s business has been and may continue to be negatively impacted by the ongoing COVID-19 pandemic.  The COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions, as well as customers and suppliers, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, shutdowns, lockdowns, mask mandates and other measures. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions may continue to expand in scope, type and impact depending on the ongoing severity of the pandemic. These measures, while intended to protect human life, have had and are expected to continue to have significant adverse impacts on domestic and foreign economies. Currently, the effectiveness of economic stabilization efforts being taken by federal and state government authorities to mitigate the effects of these actions and the spread of COVID-19 is uncertain.

This COVID-19 pandemic has impacted, and may continue to impact, the Company's office locations and manufacturing facilities, as well as those of its customers and third-party vendors, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. In addition, the Company has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, partners and suppliers. In some cases, customer mitigation efforts have prevented the Company from accessing the facilities of its customers to deliver products and provide services. In addition, some of the Company’s customers have chosen to delay and some of the Company's customers may choose to abandon projects for which the Company provides products and/or services as a result of such actions.  Further, the Company may experience disruptions or delays in its supply chain as a result of such actions. While a substantial portion of the Company’s businesses have been classified as an essential business in jurisdictions in which facility closures have been mandated, the Company can provide no assurance that this will not change in the future or that the Company’s businesses will be classified as essential in each of the jurisdictions in which they operate.

The Company’s results of operations, financial condition, liquidity and cash flow in 2020 were materially adversely affected by the COVID-19 pandemic and may in the future be materially adversely affected if the COVID-19 pandemic again worsens, although the extent of any such impacts remains unclear at this time.

Crude oil and natural gas prices are volatile, and any substantial and extended increases or decreases in oil and natural gas prices will likely have a material effect on demand and pricing in the Company's business. Generally, when the prices for crude oil and natural gas are higher, demand for certain of the Company’s products increases and the Company is able to negotiate higher prices. On the other hand, when the prices of crude oil and natural gas are lower, demand for certain of the Company’s products decreases and the Company is forced to compete with lower prices and other concessions. Volatility in these commodity prices can also result in circumstances where demand for certain of the Company’s products is suddenly high, but the Company is unable to negotiate higher prices, thereby adversely impacting the Company’s margins and capacity to accept new projects at higher margins. Among the factors that can or could cause these price fluctuations are:

•	the level of consumer demand;
•	global supplies of crude oil and natural gas;
•	global drilling activity;
•	the actions of other crude oil exporting nations and the Organization of Petroleum Exporting Countries;
•	government sanctions and boycotts of crude oil, natural gas and other energy products produced by certain countries, such as the current sanctions and boycotts of oil and natural gas provided by Russia as a result of the war in Ukraine;
•	worldwide economic and political conditions, including political instability or armed conflict in oil and gas producing regions, such as the current war in Ukraine; and
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources.

Oil prices may continue to be volatile as a result of the disruption of global markets from the war in Ukraine and resulting boycotts of Russian oil and gas by several countries, as well as the ongoing COVID-19 pandemic. West Texas Intermediate crude oil prices have increased from approximately $60 per barrel in March 2021 to approximately $75 per barrel in December 2021 and further increasing to approximately $100 per barrel in March 2022. While the Company can give no assurance that this increase in prices will result in increased sales and earnings, continued higher prices historically lead to higher capital spending by energy companies. Any U.S. federal government or other restrictions on oil and gas production, transportation or use, could have an impact on the Company's business; however, most of the Company's sales attributable to oil and gas markets are outside of the United States. As such, any impacts are not expected to be material.

Global economic weakness and volatility would likely adversely affect operating margins for the Company’s services and products. If the global economy experiences a severe and prolonged downturn, it would likely adversely impact the Company's business. Downturns in such general economic conditions can significantly affect the business of the Company's customers, which in turn affects demand, volume, pricing, and operating margins for the Company's services and products. A downturn in one or more of the Company's significant markets would likely have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. Because economic and market conditions vary within the Company's geographic regions, the Company's performance will also vary. In addition, the Company is exposed to fluctuations in currency exchange rates and commodity prices, including rising steel prices and volatility in oil prices. The Company notes that the current Russian oil and gas boycotts have caused a surge in oil prices which has impacted some of our material and freight costs, adding to upward pressure from global supply chain impacts from the COVID-19 pandemic. The Company has experienced and anticipates continuing to experience increased prices for purchasing and shipping raw materials. The Company has updated its pricing to customers to offset the impacts of the raw material price increases.

Fluctuations in the availability of, and price of, steel may affect the Company's results of operations. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations. The Company utilizes escalation clauses and bid expiration dates to mitigate any impact of this volatility on its earnings.

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

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China. These tariffs have increased the cost of raw materials and components we purchase. If the United States or other countries impose additional tariffs, that could have a further adverse impact on our business. There can be no assurance that the current administration will continue its approach to global trade policies and any changes to those policies could have negative impacts on the price and availability of steel and other imports used in the Company's business. The Company is in active discussions with our suppliers to ensure any supply disruptions are minimal if tariffs increase or there is any outright ban on Chinese imports in the future.

The Company regularly updates its quoting system for the movements in steel prices and attempts to recover these price differentials through price increases in the Company's products; however, the Company is not always successful. Any increase in steel prices that is not offset by an increase in the Company's prices that is accepted by customers could have an adverse effect on the Company's business, results of operations, financial position and cash flows. In addition, if the Company is unable to acquire timely steel supplies, it may need to decline bid and order opportunities, which could also have an adverse effect on the Company's business, results of operations, financial position and cash flows.

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

Financial Risks

The Company may be unable to repay its debt or renew its expiring international credit facilities. There is a risk that the Company may not be able to remain in compliance with its credit agreement covenants due to, among other matters, the potential impact on the Company's results of operations and financial condition resulting from the COVID-19 pandemic and any adverse developments in the market for oil and gas. If there were an event of default under the Company's current revolving credit facilities, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

•	incurring additional debt;
•	entering into transactions with affiliates;
•	making investments or other restricted payments;
•	paying dividends, capital returns, intercompany obligations and other forms of repatriation; and
•	creating liens.

The Company has approximately $4.2 million becoming due in 2022 under its various foreign revolving lines of credit. The Company’s credit arrangements used by its Middle Eastern subsidiaries are renewed on an annual basis. In addition to these credit arrangements, the Company also obtains project financing in the Middle East on a project-by-project basis. The Company has approximately $1.8 million becoming due in 2022 under its project financing agreements. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the Company is interested in pursuing.

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

The Company incurred net losses for its three fiscal years prior to 2019, as well as in 2020, and may be unable to maintain sustained levels of profitability or positive cash flows in the future. The Company experienced net losses for its three fiscal years prior to 2019, as well as in 2020. While the Company was profitable and had positive cash flow in 2021, there is no guarantee that the Company will be able to sustain its 2021 levels of profitability or positive cash flows in the future. Generating net income and positive cash flows in the future will depend on the Company's ability to successfully complete and execute its strategic plan. The Company’s inability to successfully maintain profitability and positive cash flows may result in it experiencing a serious liquidity deficiency resulting in material adverse consequences that could threaten its viability.

The Company extended credit to a customer for a project in the Middle East in 2013 and, if the Company is unable to collect this account receivable, its future profitability could be adversely impacted. In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all its deliverables in 2015, and has since then collected approximately $38.3 million, with a remaining balance due in the amount of $3.6 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.0 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During 2021, the Company received approximately $0.1 million from the customer. In August 2021, the Company has also received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2022. However, if the Company’s efforts to collect on this account are not successful in 2022, then the Company may be required to recognize an allowance for all, or substantially all, of any such then uncollected amounts in the future.

The Company may be impacted by interpretations and changes in tax regulations and legislation which could adversely affect the Company's results of operations. Tax interpretations, regulations, and legislation in the various jurisdictions in which the Company operates are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by the Company that may be challenged by the applicable taxation authorities upon audit.  Although the Company believes its assumptions, judgements and estimates are reasonable, changes in tax laws or the Company's interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements.

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited. The Company’s net operating loss (“NOL”) carryforwards in the U.S. could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of January 31, 2022, the Company had $40.1 million of gross federal NOLs and $2.7 million of state NOLs available to offset the Company’s future taxable income, if any. Of the gross federal NOL amount, $33.8 million will begin to expire between tax years 2030 and 2037 and the remainder has an indefinite carryforward. The state NOLs expire at various dates from 2022 to 2032. The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership. As a result, if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company may be required to reverse previously recorded revenue and profits as a result of inaccurate estimates made in connection with the Company’s over time revenue recognition. Certain domestic divisions have contracts that recognize revenues using periodic recognition of income. For these contracts, the Company uses the over time accounting method. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when the amounts are known or can be reasonably estimated. These revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

Business Condition Risks

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

The Company's global supply chains have been negatively affected by the COVID-19 pandemic. Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences significant delays and increased prices for raw materials used in our production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases farther in advance to ensure the Company has materials when needed. The Company has also updated its pricing to customers to offset the impacts of the raw material price increases. While these impacts are expected to continue into 2022, the resulting future disruptions to the Company’s operations are uncertain.

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

Product and service orders included in the Company’s backlog may be reduced or cancelled. The Company defines backlog as the revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in revenues that are lower than expected.

The Company's results of operations could be adversely affected by changes in international regulations and other activities of U.S. and non-U.S. governmental agencies related to the Company’s international operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers increased to 66.2% in 2021 from 49.8% in 2020. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. We cannot predict the impact, if any, changes in foreign policies adopted by the current U.S. administration will have on our business. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Middle East, the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition, and cash flows.

Due to the international scope of the Company’s operations, it is subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries as well as new regulatory requirements regarding data privacy. The Company’s foreign subsidiaries are governed by laws, rules and business practices that differ from those of the United States. If the activities of these entities do not comply with U.S. laws or business practices or the Company’s Code of Business Conduct, then violations of these laws may result in severe criminal or civil sanctions, which could disrupt the Company’s business, and result in an adverse effect on the Company’s reputation, business and results of operations or financial condition. The Company cannot predict the nature, scope, or effect of future regulatory requirements to which its operations might be subject or the manner in which existing laws might be administered or interpreted.

General Risks

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

The Company may not be able to achieve the expected benefits from its growth initiatives. The Company's cyclical or general expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems, as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow its business by investing in new or existing facilities, making acquisitions, entering partnerships and joint ventures, or constructing new facilities, which could entail a number of additional risks, including:

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

The Company's information technology systems may be negatively affected by cybersecurity threats. The Company faces risks relating to cybersecurity attacks that could cause the loss of confidential information and other business disruptions. The Company relies extensively on computer systems to process transactions and manage its business, and its business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to data and computer systems. Attacks can be both individual and/ or highly organized attempts organized by very sophisticated hacking organizations. The Company employs a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A successful attack could disrupt and otherwise adversely affect the Company's reputation and results of operations, including through lawsuits by third parties. The Audit Committee of the Board of Directors is responsible for overseeing the Company's cybersecurity policies and programs.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2. PROPERTIES

Location	Leased or Owned
Illinois	Leased building and office space
Louisiana	Owned building and leased land
Tennessee	Leased building and office space
Texas	Leased office space
Canada	Owned building with office space on owned land, leased land and leased office space
India	Leased building, office space and land
Kingdom of Saudi Arabia	Owned building and office space on leased land
United Arab Emirates	Leased office space and building on leased land
Egypt	Leased building and office space

For further information, see Note 6 - Lease information, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS - As of January 31, 2022, the Company had no material pending litigation.

Item 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 14, 2022, there were approximately 60 stockholders of record and other additional stockholders for whom securities firms or banks acted as nominees.

The Company has never declared or paid a cash dividend and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Management presently intends to retain all available funds for the development of the Company's business and for use as working capital, including potentially repurchasing its common stock. The Company's credit facilities also restrict dividend payments. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition, credit agreement restrictions and other relevant factors. For further information, see "Financing" in Item 7 and Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Transfer Agent and Registrar for the Company's common stock is Broadridge Corporate Issuer Solutions, Inc., P.O. Box 1342 Brentwood, NY 11717, (877) 830-4936 or (720) 378-5591.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not made any sale of unregistered securities during the preceding three fiscal years.

Issuer Purchases of Equity Securities

On October 4, 2021, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $3.0 million of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of January 31, 2022, the Company had repurchased its stock with a total value of $2.0 million, leaving $1.0 million remaining authorized for potential repurchase under the program.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2021 under its stock repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	58,528	$8.45	58,528	$2,505,216
November 1, 2021 - November 30, 2021	21,350	8.55	21,350	2,322,674
December 1, 2021 - December 31, 2021	56,447	7.99	56,447	1,871,840
January 1, 2022 - January 31, 2022	97,956	8.81	97,956	1,008,444
Total	234,281		234,281

Item 6. [REMOVED AND RESERVED] - Not applicable.

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

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein. The Company's fiscal year ends on January 31. Years, results and balances described as 2021 and 2020 are for the fiscal years ended January 31, 2022 and 2021, respectively.

The Company is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. Since the Company's revenues are significantly dependent upon discrete projects, the Company's operating results in any reporting period could be negatively impacted as a result of variations in the level of the Company's discrete project orders or delays in the timing of the specific project phases.

COVID-19 and the Oil and Gas Market

The Company’s results of operations, financial condition, liquidity and cash flow in 2021 were materially adversely affected by the COVID-19 pandemic and the then depressed market prices for oil and gas. During 2021, the Company experienced improved results as the adverse impact of the COVID-19 pandemic diminished and delayed projects were turned to production.  Increases in oil prices also helped to improve the Company's results in Canada and in the Middle East.  See Item 1A. Risk Factors for additional information.

Liquidity Position

As discussed further below, on April 14, 2021, the Company entered into a purchase and sale agreement to sell its land and buildings in Lebanon, Tennessee (the "Property"), and subsequently enter into a fifteen-year lease agreement to lease back the Property. The transaction generated net cash proceeds of $9.1 million, following the release of the escrowed amount of $0.4 million in June 2021. The transaction provided significant liquidity for the Company, which used a portion of the proceeds to repay its borrowings under the Senior Credit Facility. The Company expects to use its liquidity for strategic investments and general corporate needs. The Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%.

The Company further enhanced its liquidity position on September 17, 2021 when the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year $18.0 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). See further discussion below and in Note 5 - Debt, in the Notes to Consolidated Financial Statements.

Supply Chain Constraints

The Company's global supply chains have been negatively affected by the COVID-19 pandemic. Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences significant delays and increased prices for raw materials used in our production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases farther in advance to ensure the Company has materials when needed. The Company has also updated its pricing to customers to offset the impacts of the raw material price increases. While these impacts are expected to continue into 2022, the resulting future disruptions to the Company’s operations are uncertain. See Item 1A. Risk Factors for additional information.

Results of Operations

Consolidated Results of Operations:

					Change favorable
($ in thousands)	2021		2020		(Unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$138,552		$84,694		$53,858

Gross profit	32,530	23.5%	11,179	13.2%	21,351

General and administrative expenses	19,893	14.4%	17,222	20.3%	(2,671)

Selling expense	4,526	3.3%	5,334	6.3%	808

Interest expense, net	828		381		(447)

Other income, net	1,044		3,983		(2,939)

Income/(loss) from operations before income taxes	8,327		(7,775)		16,102

Income tax expense/(benefit)	2,265		(133)		(2,398)

Net income/(loss)	6,062		(7,642)		13,704

2021 Compared to 2020

Net sales:

Net sales were $138.6 million in 2021, an increase of $53.9 million, or 63.6%, from $84.7 million in 2020. The increase was a result of increased sales volumes in both North America and the Middle East, North Africa and India ("MENA") due largely to recovery from the effects of the COVID-19 pandemic.

Gross profit:

Gross profit increased to $32.5 million, or 23.5% of net sales, in 2021, an increase of $21.4 million, or 191.0%, from $11.2 million, or 13.2% of net sales, in 2020. This increase was primarily driven by higher sales volumes without a corresponding increase in fixed plant costs. In addition, the Company's U.A.E. business benefitted from the introduction of a high margin new product line in late 2020.

General and administrative expenses:

General and administrative expenses were $19.9 million in 2021 compared to $17.2 million in 2020, an increase of $2.7 million, or 15.5%. This increase was driven primarily by the increase in headcount as operations returned to pre-pandemic levels, as well as incentive compensation associated with the improved financial results in 2021.

Selling expenses:

Selling expenses decreased by $0.8 million, or 15.1%, from $5.3 million in 2020 to $4.5 million in 2021. This decrease was primarily due to organizational changes during the year.

Interest expense:

Interest expense increased to $0.8 million in 2021 from $0.4 million in 2020. This increase is primarily related to the sale and leaseback of the Company's land and buildings in Lebanon, Tennessee in April 2021, whereby a portion of the Company's monthly rent payments are recorded to interest expense.

Other income, net:

Other income was $1.1 million in 2021 compared to $4.0 million in 2020, a decrease of $2.9 million. This decrease was primarily the result of income recorded in 2020 for funds received under the PPP program of $3.2 million. Funds received under the Canadian Emergency Wage Subsidy ("CEWS") and Canadian Emergency Rent Subsidy ("CERS") programs in Canada during 2021 were also less than in 2020, as CEWS and CERS grants ceased in the second quarter of 2021. These decreases were offset by individually immaterial increases in our North American businesses.

Income/(loss) from operations before income taxes:

Income from operations before income taxes increased to income of $8.3 million in 2021 compared to a loss of ($7.8) million in 2020. The increase was a result of increased sales volumes in both North America and MENA. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line in late 2020.

Income taxes:

The Company's worldwide effective tax rates ("ETR") were 27.2% and 1.7% in 2021 and 2020, respectively. The change in the ETR from the prior year to the current year is largely due to changes in the mix of income and loss in various jurisdictions and the absence of recognizing tax benefits on losses in the United States due to a full valuation allowance applied against its deferred tax assets.

As a result of the one-time transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will not be subject to incremental U.S. tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholdings taxes in these jurisdictions are considered. The Company's liability has remained consistent at $0.2 million as of January 31, 2022 and 2021, respectively, related to these taxes.

For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income/(loss):

The resulting net income of $6.1 million in 2021 was a $13.7 million increase from the net loss of ($7.6) million in 2020. The increase was a result of increased sales volumes in both North America and MENA due to recovery from the effects of the COVID-19 pandemic. In addition, the Company's U.A.E. business benefitted from the introduction of a new product line in late 2020.

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2022 and 2021 were $8.2 million and $7.2 million, respectively. On January 31, 2022, less than $0.1 million was held in the United States and $8.2 million was held by the Company's foreign subsidiaries. The Company has no plans to repatriate any foreign earnings, but the potential repatriation of foreign earnings is discussed further in Note 7 - Income taxes, in the Notes to the Consolidated Financial Statements. Further, the Company's Renewed Senior Credit Facility permits the repatriation of foreign earnings to cure a breach of its debt covenants, should one occur. See further discussion in Note 5 - Debt, in the Notes to the Consolidated Financial Statements. The Company's working capital was $40.0 million on January 31, 2022 compared to $25.6 million on January 31, 2021. Of the working capital components, cash increased $1.0 million primarily as a result of the activity discussed below.

Net cash used in operating activities was $(2.6) million in 2021 compared to net cash provided by operating activities of $0.2 million in 2020. This decrease of $2.8 million was due primarily to increases in accounts receivable and inventory, partially offset by increases in net income and increases in accounts payable and accrued compensation and payroll taxes in the current period compared to the prior year period.

Net cash used in investing activities during 2021 and 2020 was $2.3 million and $2.0 million, respectively. The increase of $0.3 million was primarily due to increased capital investment in the Middle East and Canada during the period.

Net cash provided by financing activities was $6.2 million in 2021 compared to net cash used in financing activities of $4.1 million in 2020. The main source of cash from financing activities during 2021 was net proceeds of $8.6 million as a result of the sale and leaseback of the Company's land and buildings in Lebanon, Tennessee during 2021. Additionally, during the current period, the Company had approximately $0.5 million less net repayments under its revolving credit facility, as compared to $3.2 million in the prior year period. Further, the Company's debt totaled $21.9 million and $13.2 million as of January 31, 2022 and 2021, respectively. This large increase in the Company's debt is mainly attributable to the sale and leaseback transaction noted above. For additional information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of these financial statements, based on its existing cash on hand, positive cash flows from operations and available credit facilities.

There was no restricted cash held in the United States on January 31, 2022 or January 31, 2021. Restricted cash held by foreign subsidiaries was $1.6 million and $1.2 million as of January 31, 2022 and 2021, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2022

($ in thousands)	Year Ending January 31,
Contractual obligations	Total	2023	2024	2025	2026	2027	Thereafter
Revolving line - North America (1)	$634	$634	$-	$-	$-	$-	$-
Mortgages (2)	5,257	251	251	251	251	251	4,002
Revolving lines - foreign (3)	6,049	6,049	-	-	-	-	-
Long-term finance obligation (4)	14,301	837	854	871	889	906	9,944
Term loan - foreign	26	6	13	7	-	-	-
Subtotal	26,267	7,777	1,118	1,129	1,140	1,157	13,946
Finance lease obligations	529	357	172	-	-	-	-
Operating lease obligations (5)	21,208	2,367	2,335	1,525	1,326	1,333	12,322
Uncertain tax position obligations (6)	652	-	-	-	-	-	652
Total	$48,656	$10,501	$3,625	$2,654	$2,466	$2,490	$26,920

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2022, and the weighted average interest rate of 4.25% on that debt, such interest was being incurred at an annual rate of less than $0.1 million.

(2)	Scheduled maturities, excluding interest.
(3)	Scheduled maturities of foreign revolver line, excluding interest.
(4)	This schedule represents the cash payments to be made under the lease agreement for the land and buildings sold by the Company in Lebanon, Tennessee and leased back from the purchaser in April 2021. These amounts differ from the liabilities presented as debt in the consolidated balance sheet as the debt amount represents future payments discounted to the present date. Refer to Note 5 - Debt, in the Notes to the Consolidated Financial Statements for further discussion of the transaction.
(5)	Minimum contractual amounts, assuming no changes in variable expenses.
(6)	Refer to Note 7 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.

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

The Borrowers are using borrowings under the Renewed Senior Credit Facility (i) to fund capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases under the Company's $3.0 million stock repurchase program. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, the London Inter-Bank Offered Rate (“LIBOR”) or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings are based on the alternate base rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings will be the LIBOR rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

Subject to certain exceptions, borrowings under the Renewed Senior Credit Facility are secured by substantially all of the North American Loan Parties’ assets. The Renewed Senior Credit Facility will mature on September 20, 2026. Subject to certain qualifications and exceptions, the Renewed Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties may not make capital expenditures in excess of $5.0 million annually, plus a limited carryover of unused amounts. Further, the North American Loan Parties may not make repurchases of the Company's common stock in excess of $3.0 million.

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 if for any five consecutive days the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2022, the calculated ratio was substantially greater than 1.10 to 1.00. In order to cure any future breach of the FCCR covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of January 31, 2022.

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

As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million at a rate of 4.25% and had $8.5 million available under the Renewed Senior Credit Facility, before application of a $2.5 million availability block that can be reduced by the Company's financial performance. This block on the Company's availability under its Renewed Senior Credit Facility was removed completely based on its financial performance as of and for the year ended January 31, 2022.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at January 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 3.77% and was originally set to expire in November 2020, however, the expiration was extended due to the COVID-19 pandemic. The Company has submitted final documentation to complete the renewal process and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in May 2022.

The Company has a second revolving line for 19.5 million U.A.E. Dirhams (approximately $5.3 million at January 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in January 2023.

The Company has a third credit arrangement for project financing with a bank in the U.A.E. for 3.0 million U.A.E. Dirhams (approximately $0.8 million at January 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 4.5% and is expected to expire in June 2023 in connection with the completion of the project.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt by the respective subsidiary.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $6.2 million at January 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.0% and is set to expire in August 2022.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds (approximately $1.8 million at January 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.0% and is expected to expire in June 2022 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries are subject to renewal on an annual basis.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. as of January 31, 2022. The Company was not in compliance with a covenant under its 28.2 million Egyptian Pound project financing in Egypt as of January 31, 2022. The Company did not meet its required debt to equity ratio as of January 31, 2022. The Company has received a waiver from the bank as of January 31, 2022. On January 31, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of January 31, 2022, the Company's interest rates ranged from 3.77% to 8.0%, with a weighted average rate of 7.31%, and the Company had facility limits totaling $16.4 million under these credit arrangements. As of January 31, 2022, $1.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2022, the Company had borrowed $6.0 million, and had an additional $6.1 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of January 31, 2022 and 2021 were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for a purchase price of $10.4 million. The transaction generated net cash proceeds of $9.1 million, following the release of the escrowed amount in June 2021 discussed below. The Company used a portion of the proceeds to repay its borrowings under the Senior Credit Facility. The Company expects to use its liquidity for strategic investments and general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender. At closing, $0.4 million was placed in a short-term escrow account to cover certain post-closing contingencies that may arise. The contingencies were resolved in May 2021 and the Company received the escrowed funds in June 2021.

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.3 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of January 31, 2022. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Prior additional liquidity from the PPP

On May 1, 2020, the Company entered into a loan agreement under the SBA's PPP and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%. Under Section 1106 of the CARES Act, borrowers were eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds were used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses. The Company submitted its application and supporting documentation for forgiveness to its bank, which submitted the application and supporting documentation to the Small Business Administration ("SBA"). On June 24, 2021, the Company was notified by its lender that its PPP loan had been forgiven by the SBA.

Based on the facts and circumstances of the Company's PPP loan and according to the applicable accounting guidance described herein, the Company elected to account for the PPP loan proceeds as a grant that had reasonable assurance of being forgiven. As such, the Company recognized the proceeds in earnings during the year ended January 31, 2021. The amounts were recognized in other income, net in the consolidated statements of operations.

Prior additional liquidity from the CEWS and CERS Programs

Beginning in April 2020, the Company's subsidiary, Perma-Pipe Canada, Ltd. ("PPCA"), applied for relief in the form of grants from the Canadian government under the CEWS program. Based on the program rules, the grants were applied for each month and were granted based on the amount of eligible employee expenses incurred over the previous month. Beginning in October 2020, PPCA also applied for grants under the CERS program. PPCA was approved for and received approximately $0.6 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the year ended January 31, 2022. Grants to the Company under both programs ended in the second quarter of 2021. The proceeds from CEWS and CERS are recognized in other income, net in the consolidated statements of operations.

Accounts receivable

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has collected approximately $38.3 million as of January 31, 2022, with a remaining balance due in the amount of $3.6 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $2.0 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. During the first quarter of 2021, the Company received approximately $0.1 million from the customer. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this amount as of January 31, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

Stock repurchase plan

On October 4, 2021, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $3.0 million of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of January 31, 2022, the Company had repurchased its stock with a total value of $2.0 million, leaving $1.0 million remaining authorized for potential repurchase under the program.

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

Over time revenue recognition. Certain domestic divisions have contracts that recognize revenues using periodic recognition of income. For these contracts, the Company uses the over time accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated and the amount is not subject to reversal.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets for realizability at each reporting period. The Company has not recognized any tax benefits on losses in the United States due to a full valuation allowance applied against its deferred tax assets.

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

The consolidated financial statements of the Company for each of the two years in the periods ended as of January 31, 2022 and 2021 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of January 31, 2022. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have further concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of January 31, 2022. The framework on which such evaluation was based is contained in the report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal control over financial reporting during the Company's most recent year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	OTHER INFORMATION - Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS - Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2022 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Information about our Executive Officers".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2022 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2022.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	66,875	$9.51	-

(1) The amounts shown in columns (a) and (b) of the above table do not include 354,382 outstanding shares of restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended on June 14, 2013, the 2017 Omnibus Stock Incentive Plan as amended on June 13, 2017 ("2017 Plan") or the 2021 Omnibus Stock Incentive Plan dated May 26, 2021 ("2021 Plan").

(2) The 2017 Plan expired in June 2020. The 2021 Plan will expire on May 26, 2024.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2022 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2022 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2022 annual meeting of stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	List of documents filed as part of this report:
(1)	Financial Statements - Consolidated Financial Statements of the Company

Refer to Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

(3)	Report of Registered Public Accounting Firm (Grant Thornton LLP, Houston, Texas, Auditor Firm ID 248)
b.	Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.
c.	The response to this portion of Item 15 is submitted under 15a(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue at U.S. operating entities for specialty piping systems and coating is recognized using the input method over time

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s U.S. operating entities record specialty piping and coating systems revenue over time based upon the costs incurred to date relative to the estimated total contract costs. Significant changes in estimates could have a material effect on the Company’s results of operations. We identified revenue being recognized using the input method over time as a critical audit matter.

The principal considerations for our determination that revenue recognition using the input method over time is a critical audit matter are the Company’s estimates include all labor and materials necessary to complete the contract to arrive at the total contract costs.  These estimates are based on management’s assessment of the current status of the contract and historical results.

Our audit procedures included the following, among others:

•	Evaluated the design and implementation of controls that are designed to address the reasonableness of estimates of costs to complete contracts;
•	Obtained supporting documentation for a sample of contract costs incurred to date as well as recalculated revenue recognition based on the percentage of completion;
•	Evaluated the reasonableness of management's estimates related to the cost to complete for contracts through testing of the key components of the estimated costs to complete, including: labor, materials, and subcontractor costs;
•	Performed a retrospective review to assess management's historical ability to accurately estimate the transaction price and cost to complete the contracts including investigating significant cost changes; and
•	Obtained confirmations of significant contract terms and status for a sample of contracts.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas

April 19, 2022

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended January 31,
(In thousands, except per share data)	2022	2021

Net sales	$138,552	$84,694
Cost of sales	106,022	73,515
Gross profit	32,530	11,179

Operating expenses:
General and administrative expense	19,893	17,222
Selling expense	4,526	5,334
Total operating expenses	24,419	22,556

Income/(loss) from operations	8,111	(11,377)

Interest expense, net	828	381
Other income, net	1,044	3,983
Income/(loss) from operations before income taxes	8,327	(7,775)

Income tax expense/(benefit)	2,265	(133)

Net income/(loss)	$6,062	$(7,642)

Weighted average common shares outstanding
Basic	8,133	8,126
Diluted	8,418	8,126

Income/(loss) per share
Basic	$0.75	$(0.94)
Diluted	$0.72	$(0.94)

See accompanying Notes to Consolidated Financial Statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year ended January 31,
(In thousands)	2022	2021

Net income/(loss)	$6,062	$(7,642)

Other comprehensive income/(loss)
Currency translation adjustments, net of tax	(357)	288
Minimum pension liability adjustment, net of tax	540	185
Other comprehensive income/(loss)	183	473

Comprehensive income/(loss)	$6,245	$(7,169)

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	January 31,
(In thousands, except per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$8,214	$7,174
Restricted cash	1,557	1,201
Trade accounts receivable, less allowance for doubtful accounts of $486 on January 31, 2022 and $474 on January 31, 2021	44,449	25,226
Inventories, net	13,760	12,157
Prepaid expenses and other current assets	5,444	3,863
Unbilled accounts receivable	2,656	247
Costs and estimated earnings in excess of billings on uncompleted contracts	2,309	4,007
Total current assets	78,389	53,875
Property, plant and equipment, net of accumulated depreciation	24,756	26,897
Other assets
Operating lease right-of-use assets	11,213	13,384
Deferred tax assets	811	823
Goodwill	2,342	2,332
Other assets	5,890	5,380
Total other assets	20,256	21,919
Total assets	$123,401	$102,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$13,618	$10,365
Commissions and management incentives payable	2,047	218
Accrued compensation and payroll taxes	1,612	1,448
Revolving line - North America	634	2,826
Current maturities of long-term debt	6,750	3,941
Customers' deposits	3,072	2,088
Outside commission liability	1,255	1,431
Operating lease liabilities short-term	1,496	1,402
Other accrued liabilities	4,616	2,616
Billings in excess of costs and estimated earnings on uncompleted contracts	1,277	762
Income tax payable	2,020	1,155
Total current liabilities	38,397	28,252
Long-term liabilities
Long-term debt, less current maturities	5,059	6,268
Long-term finance obligation	9,327	-
Deferred compensation liabilities	3,379	4,120
Deferred tax liabilities	712	914
Operating lease liabilities long-term	11,270	13,174
Other long-term liabilities	800	650
Total long-term liabilities	30,547	25,126
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,152 issued and outstanding January 31, 2022 and 8,165 issued and outstanding January 31, 2021	82	82
Additional paid-in capital	61,766	60,875
Treasury Stock, 234 shares at January 31, 2022 and no shares at January 31, 2021	(1,992)	-
Accumulated deficit	(2,295)	(8,357)
Accumulated other comprehensive loss	(3,104)	(3,287)
Total stockholders' equity	54,457	49,313
Total liabilities and stockholders' equity	$123,401	$102,691

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated	Total
	Common	Additional	Accumulated	Treasury	Other Comprehensive	Stockholders'
(In thousands, except share data)	Stock	Paid-in Capital	Deficit	Stock	Loss	Equity
Total stockholders' equity on January 31, 2020	$80	$60,024	$(715)	$-	$(3,760)	$55,629

Net loss	-	-	(7,642)		-	(7,642)
Common stock issued under stock plans, net of shares used for tax withholding	2	(193)	-		-	(191)
Stock-based compensation expense	-	1,044	-		-	1,044
Pension liability adjustment	-	-	-		185	185
Foreign currency translation adjustment	-	-	-		288	288
Total stockholders' equity on January 31, 2021	$82	$60,875	$(8,357)	$-	$(3,287)	$49,313

Net income	-	-	6,062	-	-	6,062
Common stock issued under stock plans, net of shares used for tax withholding	-	(210)	-	-	-	(210)
Repurchase of common stock	-	-	-	(1,992)	-	(1,992)
Stock-based compensation expense	-	1,101	-	-	-	1,101
Pension liability adjustment	-	-	-	-	540	540
Foreign currency translation adjustment	-	-	-	-	(357)	(357)
Total stockholders' equity on January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Common stock shares	2021	2020
Balance beginning of year	8,164,989	8,048,006
Treasury stock purchased	(234,281)	-
Shares issued	221,046	116,983
Balance end of year	8,151,754	8,164,989

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended January 31,
(In thousands)	2022	2021
Operating activities
Net income/(loss)	$6,062	$(7,642)
Adjustments to reconcile net income/(loss) to net cash flows (used in)/provided by operating activities
Depreciation and amortization	4,324	4,739
Deferred tax benefit	(195)	(669)
Stock-based compensation expense	1,101	1,044
Provision on uncollectible accounts	20	72
Loss on disposal of fixed assets	41	58
Changes in operating assets and liabilities
Accounts payable	3,196	730
Accrued compensation and payroll taxes	2,094	(1,597)
Inventories	(1,618)	2,418
Customers' deposits	990	(117)
Income taxes receivable and payable	955	213
Prepaid expenses and other current assets	(2,205)	(2,705)
Accounts receivable	(21,331)	2,596
Costs and estimated earnings in excess of billings on uncompleted contracts	2,213	(2,252)
Unbilled accounts receivable	(351)	247
Other assets and liabilities	2,130	3,030
Net cash (used in)/provided by operating activities	(2,574)	165
Investing activities
Capital expenditures	(2,262)	(1,963)
Proceeds from sales of property and equipment	9	2
Net cash used in investing activities	(2,253)	(1,961)
Financing activities
Proceeds from revolving lines	23,106	40,023
Payments of debt on revolving lines	(22,639)	(43,192)
Proceeds from term loan	23	19
Payments of debt on mortgage	(892)	-
Proceeds from finance obligation, net of issuance costs	9,538	-
Payments of principal on finance obligation	(124)	-
Payments of other debt	(260)	(371)
Decrease in drafts payable	58	-
Payments on finance lease obligations, net	(375)	(432)
Repurchase of common stock	(1,992)	-
Stock options exercised and taxes paid related to restricted shares vested	(210)	(191)
Net cash provided by/(used in) financing activities	6,233	(4,144)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(343)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,396	(6,283)
Cash, cash equivalents and restricted cash - beginning of period	8,375	14,658
Cash, cash equivalents and restricted cash - end of period	$9,771	$8,375
Supplemental cash flow information
Interest paid	$791	$540
Income taxes paid	1,346	107

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED January 31, 2022 and 2021

(Tabular dollars in thousands, except per share data)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2021 and 2020 are the fiscal years ended January 31, 2022 and 2021, respectively.

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

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers were 66.2% in 2021 compared to 49.8% in 2020. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment used in the generation of revenues in the geographic area.

(In thousands)	2021	2020
Net sales
United States	$46,770	$42,527
Canada	28,302	12,367
Middle East/North Africa	51,543	23,662
Europe	194	118
India	11,101	1,942
Other	642	4,078
Total net sales	$138,552	$84,694

Property, plant and equipment, net of accumulated depreciation
United States	$6,415	$7,672
Canada	9,750	10,592
Middle East/North Africa	7,595	7,854
India	996	779
Total property, plant and equipment, net of accumulated depreciation	$24,756	$26,897

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

Revenue recognition. During 2021 and 2020 and in accordance with Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”, the Company recognizes revenue when a customer obtains control of promised goods or services. See Note 4 - Revenue Recognition for more detail.

Over time revenue recognition. Certain domestic divisions have contracts that recognize revenues using periodic recognition of income. For these contracts, the Company uses the over time accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated and the amount is not subject to reversal.

Shipping and handling. Shipping and handling costs are included in cost of sales, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Sales tax. Sales tax is reported on a net basis in the consolidated financial statements.

Operating cycle. The length of contracts vary but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Consolidation. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average weighted exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The aggregated foreign exchange transaction loss recognized in the income statement was $0.1 million in 2021 as compared to a gain of less than $0.1 million recognized in 2020.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $8.2 million and $7.2 million as of January 31, 2022 and 2021, respectively. On January 31, 2022, less than $0.1 million was held in the United States and $8.2 million was held by foreign subsidiaries. On January 31, 2021, $0.1 million was held in the United States and $7.1 million was held by foreign subsidiaries.

Accounts payable included drafts payable of $0.2 million and $0.1 million on January 31, 2022 and 2021, respectively.

Restricted cash. There was no restricted cash held in the United States on January 31, 2022 or  January 31, 2021. Restricted cash held by foreign subsidiaries was $1.6 million and $1.2 million as of January 31, 2022 and 2021, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	2021	2020
Cash and cash equivalents	$8,214	$7,174
Restricted cash	1,557	1,201
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,771	$8,375

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

One of the Company’s accounts receivable in the total amount of $3.6 million and $3.8 million as of January 31, 2022 and 2021, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $2.0 million and $2.4 million were included in the balance of other long-term assets in the Company's consolidated balance sheets as of  January 31, 2022 and January 31, 2021, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. During 2021, the Company received payments of approximately $0.1 million. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this receivable as of January 31, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the years ended January 31, 2022 and 2021, respectively, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2022 and 2021, one customer accounted for 11.9% and no one customer accounted for greater than 10% of accounts receivable, respectively.

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

(In thousands)	2021	2020
Equity adjustment foreign currency, gross	$(1,947)	$(1,590)
Minimum pension liability, gross	(1,362)	(1,902)
Subtotal excluding tax effect	(3,309)	(3,492)
Tax effect of equity adjustment foreign currency	91	91
Tax effect of minimum pension liability	114	114
Total accumulated other comprehensive loss	$(3,104)	$(3,287)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

(In thousands)	2021	2020
Raw materials	$13,909	$12,499
Work in process	426	211
Finished goods	527	375
Subtotal	14,862	13,085
Less allowance	1,101	928
Inventories, net	$13,761	$12,157

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation. Depreciation expense was approximately $4.1 million in 2021 and $4.3 million in 2020.

(In thousands)	2021	2020
Land, buildings and improvements	$22,748	$22,713
Machinery and equipment	50,534	49,406
Furniture, office equipment and computer systems	3,941	3,830
Transportation equipment	2,000	2,725
Subtotal	79,223	78,674
Less accumulated depreciation	54,467	51,777
Property, plant and equipment, net of accumulated depreciation	$24,756	$26,897

Impairment of long-lived assets. The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  January 31, 2022, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the year ended January 31, 2022. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2022 and 2021, is attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

		Foreign exchange
(In thousands)	January 31, 2021	change effect	January 31, 2022
Goodwill	$2,332	$10	$2,342

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At  January 31, 2022, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the years ended  January 31, 2022. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.7 million and $2.6 million as of January 31, 2022 and 2021, respectively. Accumulated amortization was approximately $2.6 million and $2.5 million as of January 31, 2022 and 2021 Future amortization over the next five years ending January 31 will be less than $0.1 million in the years 2022 to 2026 and less than $0.1 million thereafter. Amortization expense is expected to be recognized over the weighted-average period of 3.4 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.4 million in 2021 and $0.3 million in 2021 and 2020.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") is the global intangible low-taxed income provisions ("GILTI"). In accordance with guidance issued by the FASB staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for periods ended January 31, 2022 and 2021, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

Reclassifications. Certain reclassifications have been made to prior period financial statements to conform to current period presentation. These reclassifications have no effect on net income. Unbilled accounts receivable was broken out from prepaid expenses and other current assets on the consolidated balance sheet. Unbilled accounts receivable was segregated from prepaid expenses and other current assets and reclassified into its own line on the consolidated balance sheets and consolidated statements of cash flows.

Net income/(loss) per common share. Earnings per share ("EPS") is computed by dividing net income/(loss) by the weighted average number of common shares outstanding (basic). The Company reported net income in 2021 and a net loss in 2020. Therefore, the Company adjusted for dilutive shares in 2021, while in 2020 the diluted loss per share was identical to the basic loss per share rather than assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding (in thousands)	2021	2020
Basic weighted average number of common shares outstanding	8,133	8,126
Dilutive effect of stock options and restricted stock units	285	-
Weighted average number of common shares outstanding assuming full dilution	8,418	8,126

Restricted Stock and Stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	39	214
Canceled options during the year	(33)	(25)
Restricted Stock and Stock options with an exercise price below the average stock price	285	168

Equity-based compensation. The Company issues or has issued various types of stock-based awards to employees and directors: restricted stock, deferred stock and stock options. Non-cash compensation expense associated with restricted stock is based on the fair value of the common stock at the date of grant, and amortized using the straight line method over the vesting period. Compensation expense associated with deferred stock which has been awarded to the Board of Directors (non-employee) is based upon the fair value of the common stock at the date of grant, and since the grant vests immediately it is expensed on the date of the grant. Stock compensation expense for stock options is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards.

Treasury Stock. In accordance with ASC Topic 505, "Equity", the Company has accounted for the stock repurchases under the cost method, as the Company has not elected to retire the repurchased stock at this time. This results in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets as of  January 31, 2022 and on the Company's consolidated statements of stockholders' equity for the year ended  January 31, 2022. The amounts recognized as treasury stock in the consolidated balance sheets and consolidated statements of stockholders' equity include costs associated with the acquisition of the shares.

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

Recent accounting pronouncements. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of LIBOR on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. The Company's Renewed Senior Credit Facility which matures on September 20, 2026, bears interest at a rate equal to an alternate base rate, the London Inter-Bank Offered Rate ("LIBOR") or a LIBOR successor rate index, plus, in each case, an applicable margin. Based on the inclusion of the LIBOR successor rate index in the Renewed Senior Credit Facility, the Company does not expect a material impact from the adoption of this standard on the financial statements of the Company.

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

Note 3 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contractual agreement. Retention receivables of $2.9 million and $2.7 million were included in the balance of trade accounts receivable as of January 31, 2022 and 2021, respectively. A retention receivable of $4.3 million and $2.7 million was included in the balance of other long-term assets as of  January 31, 2022 and 2021 due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

Note 4 - Revenue recognition

The Company accounts for its revenues under ASC Topic 606, "Revenue from Contracts with Customers" ("Topic 606").

Revenue from contracts with customers:

The Company defines a contract as an agreement that has approval and commitment from both parties, defined rights and identifiable payment terms, which ensures the contract has commercial substance and that collectability is reasonably assured.

The Company’s standard revenue transactions are classified in to two main categories:

1)

Systems and Coating - which include all bundled products in which Perma-Pipe designs, engineers, and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and landlines. Additionally, this systems classification also includes coating applied to pipes and structures.

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

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the years ended January 31, 2021 and 2020 are as follows (in thousands):

	2021		2020
	Sales	% to Total	Sales	% to Total
Products	$13,575	10%	$11,496	14%

Specialty Piping Systems and Coating
Revenue recognized under input method	44,778	32%	35,041	41%
Revenue recognized under output method	80,199	58%	38,157	45%
Total	$138,552	100%	$84,694	100%

The input method as noted in ASC 606-10-55-20 is used by the U.S. operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract using the over time method. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the over time method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

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

Contract assets and liabilities:

Contract assets represent revenue recognized in excess of amounts billed for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Contract liabilities represent billings in excess of costs for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Both customer billings and the satisfaction (or partial satisfaction) of the performance obligation(s) occur throughout the manufacturing process and impact the period end balances in these accounts.

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  January 31, 2022 will be billed and collected within one year.

During the year ended  January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income in the consolidated statements of operations for the year ended January 31, 2021. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of January 31, 2022.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	2021	2020
Costs incurred on uncompleted contracts	$20,021	$17,543
Estimated earnings	12,030	9,651
Earned revenue	32,051	27,194
Less billings to date	31,019	23,949
Costs in excess of billings, net	$1,032	$3,245
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,309	$4,007
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,277)	(762)
Costs in excess of billings, net	$1,032	$3,245

Substantially all of the $0.8 million and $1.2 million contract liabilities balances at  January 31, 2021 and 2020, respectively, were recognized in revenues during 2021 and 2020, respectively.

Unbilled accounts receivable:

The Company has recorded $2.7 million and $0.2 million of unbilled accounts receivable on the consolidated balance sheets as of  January 31, 2022 and 2021, respectively, from revenues generated by its subsidiaries in MENA. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer picks up or arranges shipping for the products. All of the amounts included in unbilled accounts receivable as of  January 31, 2021 are expected to be billed in the first quarter of 2022.

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

Note 5 - Debt

(In thousands)	2021	2020
Revolving line - North America	$634	$2,826
Mortgage note	5,257	6,394
Revolving lines - foreign	6,049	3,272
Term loan - foreign	33	17
Finance lease obligations	9,944	701
Total debt	21,917	13,210
Unamortized debt issuance costs	(147)	(166)
Less current maturities	7,384	6,776
Total long-term debt	$14,386	$6,268

Current portion of long-term debt	$7,384	$6,776
Unamortized debt issuance costs	-	(9)
Total short-term debt	$7,384	$6,767

The following table summarizes the Company's scheduled maturities on January 31:

(In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Revolving line - North America	$634	$634	$-	$-	$-	$-	$-
Mortgage note	5,257	251	251	251	251	251	4,002
Revolving lines - foreign	6,049	6,049	-	-	-	-	-
Long-term finance obligation	9,415	87	112	137	168	201	8,710
Term loan - foreign	33	6	13	7	7	-	-
Finance lease obligations	529	357	172	-	-	-	-
Total	$21,917	$7,384	$548	$395	$426	$452	$12,712

Paycheck Protection Program Loan. On May 1, 2020, the Company entered into a loan agreement under the Small Business Administration's Paycheck Protection Program ("PPP") and received proceeds of approximately $3.2 million. Interest on the loan accrued at a fixed interest rate of 1.0%, and the loan had a maturity date of April 28, 2022. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs, otherwise described as qualified expenses. During the three months ended  July 31, 2020, the Company used all of the PPP loan proceeds to pay for qualified expenses, 100% of which were used for payroll related expenses. The Company submitted its application and supporting documentation for forgiveness to its bank, which submitted the application and supporting documentation to the Small Business Administration ("SBA"). On  June 24, 2021, the Company was notified by its lender that its PPP loan had been forgiven by the SBA.

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

The IAS 20 guidance allows for recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected the former option, to make a more clear distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. As such, we have recognized the proceeds in earnings during the year ended  January 31, 2021. The amounts were recognized in other income, net in the consolidated statements of operations.

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

On  December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio ("FCCR") of 1.10 to 1.00 as of  October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future fixed charge coverage ratio covenants requirements under the Credit Agreement.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the U.A.E. The transfer and repayment occurred on  December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company incurred additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminated the Company’s ability to make LIBOR borrowings and reduced the overall availability by $2.0 million until maturity.

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

The Borrowers are using borrowings under the Renewed Senior Credit Facility (i) to fund capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, the London Inter-Bank Offered Rate (“LIBOR”) or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on an FCCR range. Interest on alternate base rate borrowings are based on the alternate base rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings will be the LIBOR rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

Subject to certain exceptions, borrowings under the Renewed Senior Credit Facility are secured by substantially all of the North American Loan Parties’ assets. The Renewed Senior Credit Facility will mature on  September 20, 2026. Subject to certain qualifications and exceptions, the Renewed Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties  may not make capital expenditures in excess of $5.0 million annually, plus a limited carryover of unused amounts. Further, the North American Loan Parties may not make repurchases of the Company's common stock in excess of $3.0 million.

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 if for any five consecutive days the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2022, the calculated ratio was substantially greater than 1.10 to 1.00. In order to cure any future breach of the fixed charge coverage ratio covenant by the North American Loan Parties, the Company  may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of  January 31, 2022.

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

As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million at a rate of 4.25% and had $8.5 million available under the Renewed Senior Credit Facility, before application of a $2.5 million availability block that can be reduced by the Company's financial performance. This block on the Company's availability under its Renewed Senior Credit Facility was removed completely based on its financial performance as of and for the year ended January 31, 2022.

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

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.3 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of January 31, 2022. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for  8.0 million U.A.E. Dirhams (approximately $2.2 million at January 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately  3.77% and was originally set to expire in  November 2020, however, the expiration was extended due to the COVID-19 pandemic. The Company has submitted final documentation to complete the renewal process and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in  May 2022.

The Company has a second revolving line for 19.5 million U.A.E. Dirhams (approximately $5.3 million at January 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 4.5% and is set to expire in  January 2023.

The Company has a third credit arrangement for project financing with a bank in the U.A.E. for 3.0 million U.A.E. Dirhams (approximately $0.8 million at January 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 4.5% and is expected to expire in  June 2023 in connection with the completion of the project.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt by the respective subsidiary.

In  June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of  100.0 million Egyptian Pounds (approximately $6.2 million at January 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.0% and is set to expire in  August  2022.

In  December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds (approximately $1.8 million at January  31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  8.0% and is expected to expire in  June 2022 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries are subject to renewal on an annual basis. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of January 31, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.2 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. as of January  31, 2022. The Company was not in compliance with a covenant under its 28.2 million Egyptian Pound project financing in Egypt as of January 31, 2022. The Company did not meet its required debt to equity ratio as of January 31, 2022. The Company has received a waiver from the bank as of January 31, 2022. On January  31, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus  3.0% to  3.5% per annum for the U.A.E. credit arrangements,  two of which have a minimum interest rate of  4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of January  31, 2022, the Company's interest rates ranged from  3.77% to 8.0%, with a weighted average rate of 7.31%, and the Company had facility limits totaling $16.4 million under these credit arrangements. As of January 31, 2022,  $1.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January  31, 2022, the Company had borrowed $6.0 million, and had an additional $6.1 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of January  31, 2022 and 2021 were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately USD $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 4.3% at January 31, 2022. Principal payments began in January 2018.

On June 19, 2012, the Company borrowed $1.8 million under a mortgage note secured by its manufacturing facility in Lebanon, Tennessee. The proceeds were used for payment of amounts borrowed. On  April 14, 2021, the Company entered into the Purchase and Sale Agreement discussed above. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.

Note 6 - Leases

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

Operating Leases. In  August 2020, the Company entered into a new lease in Abu Dhabi, U.A.E. for land upon which the Company intends to build a facility. The annual payments are initially expected to be approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  October 31, 2020), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments are deferred until  August 2022. The lease expires in  August 2050.

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

At  January 31, 2022, the Company had total operating lease liabilities of $12.8 million and operating ROU assets of $11.2 million, which are reflected in the consolidated balance sheet. At January 31, 2022, the Company also had finance lease liabilities of $0.5 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $0.7 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases follows (in thousands):

Operating and Finance leases:	January 31, 2022	January 31, 2021
Finance leases assets:
Property and Equipment - gross	$1,221	$879
Accumulated depreciation and amortization	(490)	(96)
Property and Equipment - net	$731	$783

Finance lease liabilities:
Finance lease liability short-term	$357	$300
Finance lease liability long-term	173	401
Total finance lease liabilities	$530	$701

Operating lease assets:
Operating lease ROU assets	$11,213	$13,384

Operating lease liabilities:
Operating lease liability short-term	$1,496	$1,402
Operating lease liability long-term	11,270	13,174
Total operating lease liabilities	$12,766	$14,576

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Year Ended January 31, 2022	Year Ended January 31, 2021
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$245	$214
Interest on lease liabilities	Interest expense	53	69
Operating lease costs	Cost of sales, SG&A expenses	2,502	2,570
Short-term lease costs (1)	Cost of sales, SG&A expenses	591	398
Sub-lease income	SG&A expenses	(81)	(81)
Total Lease costs		$3,310	$3,170

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended January 31, 2022	Year Ended January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$375	$432
Operating cash flows from finance leases	53	69
Operating cash flows from operating leases	2,784	3,097

Year Ended January 31, 2022
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-
Operating leases liabilities	121

Weighted-average lease terms discount rates are as follows:

January 31, 2022
Weighted-average remaining lease terms (in years):
Finance leases	1.5
Operating leases	13.5

Weighted-average discount rates:
Finance leases	9.1%
Operating leases	7.4%

On January 31, 2022, future minimum annual rental commitments under non-cancelable lease obligations were as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the year ended January 31, 2023	$2,367	$386
For the year ended January 31, 2024	2,335	177
For the year ended January 31, 2025	1,525	-
For the year ended January 31, 2026	1,326	-
For the year ended January 31, 2027	1,333	-
Thereafter	12,322	-
Total lease payments	21,208	563
Less: amount representing interest	(8,442)	(33)
Total lease liabilities at January 31, 2022	$12,766	$530

Rental expense for operating leases was $3.1 million and $3.0 million in 2021 and 2020, respectively.

The Company has several significant operating lease agreements as follows:

•	Office space of approximately 31,650 square feet in Niles, IL is leased until October 2023.
•	Production facilities and office space of approximately 139,000 square feet in Lebanon, Tennessee is leased until December 31, 2035.
•	Five acres of land in Louisiana is leased through March 2022.
•	Twenty acres of land in Canada leased through December 2022.
•	Nine acres of land in the Kingdom of Saudi Arabia is leased through April 2030.
•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June 2030.
•	Office space of approximately 21,500 square feet and open land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July 2032.
•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December 2032.
•	Approximately fourteen acres of land in the U.A.E. is leased through August 2050.

Note 7 - Income taxes

Income/(loss) from continuing operations before income taxes (in thousands)	2021	2020
Domestic	$(3,357)	$(3,288)
Foreign	11,684	(4,487)
Total	$8,327	$(7,775)

Components of income tax expense/(benefit) (in thousands)	2021	2020
Current
Federal	$1	$18
Foreign	2,317	413
State and other	144	105
Total current income tax expense	2,462	536
Deferred
Federal	—	—
Foreign	(197)	(669)
State and other	—	—
Total deferred income tax expense/(benefit)	(197)	(669)
Total income tax expense/(benefit)	$2,265	$(133)

Repatriation of foreign earnings

As a result of the onetime transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will no longer be subject to incremental U.S. tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability has remained consistent at $0.2 million as of January 31, 2022 and 2021, respectively, related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern and Indian subsidiaries. The Middle Eastern and Indian subsidiaries have unremitted earnings of $22.7 million and $0.8 million, respectively, as of January 31, 2022, all of which has been subject to the transition tax in the United States. Unremitted earnings of $19.2 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, and $3.5 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $0.2 million. The Company has not recorded a deferred tax liability related to any financial reporting basis over tax basis related to the investment in these foreign subsidiaries as it is not practical to estimate.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% was as follows:

(In thousands)	2021	2020
Tax expense at federal statutory rate	$1,749	$(1,633)
State expense, net of federal income tax effect	148	(97)
Deferred compensation adjustment	456	(5)
Domestic valuation allowance	(636)	1,807
Domestic return to provision	(6)	(485)
Global Intangible Low Tax Income Inclusion	742	-
Nontaxable Paycheck Protection Program Loan Forgiveness Proceeds	-	(662)
Permanent differences other	56	282
Valuation allowance for state NOLs	(29)	183
Differences in foreign tax rate	(430)	527
Foreign rate change	(31)	18
Deferred tax on unremitted earnings	(55)	(176)
Foreign withholding taxes	178	209
All other, net expense	123	(101)
Total income tax expense/(benefit)	$2,265	$(133)

The Company's worldwide effective tax rates ("ETR") were 27.2% and 1.7% in 2021 and 2020, respectively. The change in the ETR from the prior year to the current year is largely due to the Company’s valuation allowance against its domestic deferred tax asset and changes to the mix of income in various jurisdictions.

Components of deferred income tax assets (in thousands)	2021	2020
U.S. Federal NOL carryforward	$8,424	$8,626
Deferred compensation	350	508
Research tax credit	2,573	2,686
Foreign NOL carryforward	448	543
Foreign tax credit	2,580	2,580
Stock compensation	62	442
Other accruals not yet deducted	276	245
State NOL carryforward	2,730	2,678
Accrued commissions and incentives	483	362
Inventory valuation allowance	116	106
Lease liability	418	541
Accrued pension	-	18
Other	17	95
Deferred tax assets, gross	18,477	19,430
Valuation allowance	(16,905)	(17,746)
Total deferred tax assets, net of valuation allowances	$1,572	$1,684

Components of the deferred income tax liability
Depreciation	$(643)	$(981)
Foreign subsidiaries unremitted earnings	(231)	(289)
Prepaid	(54)	(21)
Accrued pension	(159)	-
Right of use asset	(386)	(484)
Total deferred tax liabilities	$(1,473)	$(1,775)

Deferred tax asset/(liability), net	$99	$(91)

Balance sheet classification
Long-term assets	$811	$823
Long-term liability	(712)	(914)
Total deferred tax assets/(liabilities), net of valuation allowances	$99	$(91)

The Company has a gross U.S. Federal operating loss carryforward of $40.1 million. Of this amount, $33.8 million will begin to expire between tax years 2030 and 2037 and the remainder has an indefinite carryforward.

The deferred tax asset ("DTA") for state net operating loss ("NOL") carryforwards of $2.7 million relates to amounts that expire at various times from 2022 to 2032.

The Company has a DTA foreign NOL carryforward of $0.4 million for its subsidiary in Saudi Arabia. The NOL in Saudi Arabia can be carried forward indefinitely and does not have a valuation allowance recorded against it. The NOL in India was fully utilized in 2021. The ultimate realization of this tax benefit is dependent upon the generation of enough operating income in the foreign tax jurisdictions.

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

On the basis of this evaluation, as of December 31, 2013, a full valuation allowance was recorded against the domestic deferred tax assets as the Company has determined that they are not more likely than not to be realized based upon the available evidence. As of January 31, 2022, the Company has not released the valuation allowance as the objective negative evidence in the form of cumulative losses continues to exist. The amount of the domestic deferred tax assets considered realizable, however, could be increased if objective negative evidence in the form of cumulative losses is no longer present.

The Company has a deferred tax asset of $2.6 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire on January 31, 2026.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

(In thousands)	2021	2020
Balance at beginning of the year	$1,591	$1,545
Increases in positions taken in a prior period	(4)	2
Increases in positions taken in a current period	66	65
Decreases due to lapse of statute of limitations	(8)	(21)
Decreases due to settlements	(34)	-
Balance at end of the year	$1,611	$1,591

Included in the total UTP liability were estimated accrued interest and penalties of $0.2 million in  January 31, 2022 and 2021, respectively. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2022, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2022 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $0.6 million of the amount accrued on  January 31, 2022 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2019, 2020 and 2021 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2003 through January 31, 2009 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future year audits.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

(In thousands)	2021	2020
Level 1 market value of plan assets
Equity securities	$4,119	$4,112
U.S. bond market	1,544	1,716
Real estate securities	322	198
Subtotal	5,985	6,026
Level 2 significant other observable inputs
Money market fund	$321	$139
Subtotal	321	139
Investments measured at net asset value*	$829	$851
Total	$7,135	$7,016

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

On January 31, 2022, plan assets were held 69% in equity, 26% in debt and 5% in other. The investment policy is to invest all funds not needed to pay benefits and investment expenses for the year, with target asset allocations of approximately 60% equities, 30% fixed income and 10% alternative investments, diversified across a variety of sub-asset classes and investment styles, following a flexible asset allocation approach that will allow the plan to participate in market opportunities as they become available. The expected long-term rate of return on assets is based on historical long-term rates of equity and fixed income investments and the asset mix objective of the funds.

Investment market conditions in 2021 resulted in $0.1 million loss on plan assets, computed as the actual return as presented below less the expected return, which increased the fair value of plan assets at year end. The Company kept its expected return on plan assets used in determining cost and benefit obligations consistent at 7.5%, based on long-term market expectations that were relatively unchanged from the prior year. The plan's investments are intended to earn long-term returns to fund long-term obligations, and investment portfolios with asset allocations similar to those of the plan's investment policy have attained such returns over several decades. The Company does not expect to make any future contributions to maintain funding requirements.

Reconciliation of benefit obligations, plan assets and funded status of plan (in thousands)	2021	2020
Accumulated benefit obligations
Vested benefits	$6,448	$7,090
Accumulated benefits	$6,448	$7,090

Change in benefit obligation
Benefit obligation - beginning of year	$7,090	$6,959
Interest cost	173	190
Actuarial loss	(511)	256
Benefits paid	(304)	(315)
Benefit obligation - end of year	$6,448	$7,090

Change in plan assets
Fair value of plan assets - beginning of year	$7,016	$6,550
Actual gain on plan assets	423	781
Benefits paid	(304)	(315)
Fair value of plan assets - end of year	$7,135	$7,016

Over-funded/(unfunded) status	$688	$(74)

Balance sheet classification
Prepaid expenses and other current assets	$322	$332
Other assets	2,050	1,828
Deferred compensation liabilities	(1,684)	(2,234)
Net amount recognized	$688	$(74)

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$1,362	$1,902
Net amount recognized	$1,362	$1,902

Weighted-average assumptions used to determine net cost and benefit obligations	2021	2020
End of year benefit obligation discount rate	3.00%	2.50%
End of year net periodic benefit cost discount rate	2.50%	2.80%
Expected return on plan assets	7.50%	7.50%

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

Components of net periodic benefit cost (in thousands)	2021	2020
Interest cost	$173	$190
Expected return on plan assets	(514)	(479)
Recognized actuarial loss	119	139
Net periodic benefit income	$(222)	$(150)

Amounts recognized in other comprehensive income (in thousands)
Actuarial gain/(loss) on obligation	$511	$(256)
Actual gain/(loss) on plan assets	$(90)	$302
Amounts recognized in current year	119	139
Total in other comprehensive income	$540	$185

Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets. During the year ended January 31, 2022, there was an actuarial gain of $0.4 million. This actuarial gain is comprised of an asset loss of $0.1 million and liability gain of $0.5 million. The liability gain is the combination of: (i) a gain due to a 50 basis point increase in the discount rate, (ii) a loss resulting from an update to the mortality improvement assumption and (iii) other demographic gains. During the year ended January 31, 2021, there was an actuarial gain of less than $0.1 million. This actuarial gain was comprised of an asset gain of $0.3 million and liability loss of $0.3 million. The liability loss is the combination of: (i) a loss due to a 30 basis point decrease in the discount rate, (ii) a gain resulting from an update to the mortality improvement assumption and (iii) other demographic losses.

Cash flows (in thousands)
Expected employer contributions for the fiscal year ending January 31, 2023	$—
Expected employee contributions for the fiscal year ending January 31, 2023	—
Estimated future plan benefit payments reflecting expected future service for the fiscal year(s) ending January 31,:
2023	$321
2024	316
2025	319
2026	322
2027	330
2028 - 2032	1,610

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

Contributions to the 401(k) plan were $0.3 million each in the years ended January 31, 2022 and 2021.

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

				FIP/RP Status	2021	2020	Surcharge
Plan Name	EIN	Plan #	Funded Zone Status	Pending/Implemented	Contribution	Contribution	Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	626102837	001	Green	No	$172	$206	No	3/31/2025

Note 9 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At January 31, 2022, the Company had reserved a total of 421,255 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

While the 2017 Plan provided for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code, the Company issued only restricted shares and restricted stock units under the 2017 Plan. The 2017 Plan authorized awards to officers, employees, consultants, and independent directors.

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

Stock compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

(In thousands)	2021	2020
Stock-based compensation expense	$-	$3
Restricted stock based compensation expense	1,101	1,041
Total stock-based compensation expense	$1,101	$1,044

Stock options

The Company did not grant any stock options during the years ended January 31, 2022 or 2021. The following tables summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2020	132	$8.98	3.2	$160

Exercised	-
Expired or forfeited	(25)	7.85
Outstanding on January 31, 2021	107	9.24	2.5	5

Options exercisable on January 31, 2021	107	$9.24	2.5	5

Exercised	(7)
Expired or forfeited	(33)	9.36
Outstanding on January 31, 2022	67	9.51	1.7	63

Options exercisable on January 31, 2022	67	$9.51	1.7	$63

Seven thousand stock options were exercised during the year ended January 31, 2022 and no stock options were vested during the year ended January 31, 2021.

There was no vesting, expiration or forfeiture of previously unvested stock options during the year ended  January 31, 2022. As of  January 31, 2022, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Deferred stock

As part of their compensation, in previous years the Company granted deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is distributed to the directors only upon their separation from service. In June 2019, the Company granted 23,104 deferred stock units from the 2017 Plan, and as of January 31, 2022, there were approximately 97,799 deferred stock units outstanding included in the restricted stock activity shown below.

Restricted stock

The Company has granted restricted stock to executive officers, independent directors, and employees. The restricted stock vest ratably over one to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended  January 31, 2022 and 2021, respectively:

(Shares in thousands)	Restricted shares	Weighted average price	Aggregate intrinsic value
Outstanding on January 31, 2020	321	$9.03	$2,902
Granted	156	5.88
Issued	(64)
Forfeited	(41)	8.31
Outstanding on January 31, 2021	372	$7.62	$2,843
Granted	138	7.14
Issued	(113)
Forfeited	(43)	7.47
Outstanding on January 31, 2022	354	$7.48	$2,652

The fair value of restricted stock vested was $1.1 million and $0.5 million in 2021 and 2020, respectively. As of January 31, 2022, there was $1.1 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 1.8 years.

Note 10 - Interest expense, net

(In thousands)	2021	2020
Interest expense	$918	$649
Interest income	(90)	(268)
Interest expense, net	$828	$381

Note 11 - Treasury stock

On  October 4, 2021, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	58,528	$8.45	58,528	$2,505,216
November 1, 2021 - November 30, 2021	21,350	8.55	21,350	2,322,674
December 1, 2021 - December 31, 2021	56,447	7.99	56,447	1,871,840
January 1, 2022 - January 31, 2022	97,956	8.81	97,956	1,008,444
Total	234,281		234,281

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  January 31, 2022 and 2021

(In thousands)	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2)	Balance at end of period
Year Ended January 31, 2022
Valuation allowance for deferred tax assets	$17,746	$(717)	$-	$(124)	$16,905
Allowance for possible losses in collection of trade receivables	474	32	-	(20)	486

Year Ended January 31, 2021
Valuation allowance for deferred tax assets	$15,937	$1,854	$-	$(45)	$17,746
Allowance for possible losses in collection of trade receivables	407	72	(7)	2	474

(1) Uncollectible accounts charged off.

(2) Trade receivable allowances primarily related to recoveries from accounts previously charged off and currency translation. Deferred tax asset valuation allowance primarily related to amounts charged to other comprehensive income.

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

Exhibit No.	Description and Location
3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Fifth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10.1	Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *
10.2	MFRI 2004 Stock Incentive Plan [Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004] *
10.3	2009 Non-Employee Directors Stock Option Plan [Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed on April 19, 2010]*
10.4	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2013] *
10.5	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10.6	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 19, 2017] *
10.7	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017[Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed on September 11, 2018]*
10.8	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10.9	Second Amendment and Waiver to Revolving Credit and Security Agreement, dated September 17, 2021, by and among the Company, PNC Bank, National Association, and other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2021]
10.10
Executive Employment Agreement, dated October 1, 2018, by and between the Company and D. Bryan Norwood [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2018]*

10.11
Form of Restricted Stock Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]*

10.12
Executive Employment Agreement, dated January 31, 2020 by and between the Company and Wayne Bosch [Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]*

10.13	Form of Restricted Stock and Performance Award Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017*
10.14	Perma-Pipe International Holdings, Inc. 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 16, 2021]*
10.15	Real Estate Purchase and Sale Agreement with Escrow Instructions dated January 22, 2021, between the Company and Winkler [Incorporated by reference to to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.16	First Amendment to Real Estate Purchase and Sale Agreement with Escrow Instructions dated February 23, 2021, between the Company and Winkler [Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.17	Second Amendment to Real Estate Purchase and Sale Agreement with Escrow Instructions dated April 12, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.18	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.19	Executive Employment Agreement, dated July 26, 2021, by and between the Company and Grant Dewbre [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2021 filed on September 8, 2021]*
10.20	Form of Restricted Stock and Performance Award Agreement under the 2021 Omnibus Stock Incentive Plan*
10.21	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan*
10.22	Form of Employee Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Management contracts and compensatory plans or agreements

Item 16. FORM 10-K SUMMARY - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date: April 19, 2022	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer))
)
	D. BRYAN NORWOOD*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer))		April 19, 2022
)
	DAVID S. BARRIE*	Director and Chairman of the Board of Directors

	CYNTHIA BOITER*	Director	)

	DAVID B. BROWN*	Director	)

	ROBERT MCNALLY*	Director	)

	JEROME T. WALKER*	Director

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield