Form 10-Q
period 2022-04-30
Perma-Pipe International Holdings, Inc.
filed 2022-06-07
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

On June 3, 2022, there were 8,157,679 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2022

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,
	2022	2021
Net sales	$31,222	$24,423
Cost of sales	24,173	19,918
Gross profit	7,049	4,505

Operating expenses
General and administrative expenses	5,650	4,404
Selling expenses	1,239	1,042
Total operating expenses	6,889	5,446

Income/(loss) from operations	160	(941)

Interest expense, net	368	178
Other income, net	49	441
Loss from operations before income taxes	(159)	(678)

Income tax expense	726	165

Net loss	$(885)	$(843)

Weighted average common shares outstanding
Basic	7,919	8,165
Diluted	7,919	8,165

Loss per share
Basic	(0.11)	(0.10)
Diluted	(0.11)	(0.10)

See accompanying notes to consolidated financial statements.

Note: Per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended April 30,
	2022	2021
Net loss	$(885)	$(843)

Other comprehensive (loss)/income
Foreign currency translation adjustments, net of tax	(932)	40
Other comprehensive (loss)/income	(932)	40

Comprehensive loss	$(1,817)	$(803)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,375	$8,214
Restricted cash	1,524	1,557
Trade accounts receivable, less allowance for doubtful accounts of $461 at April 30, 2022 and $486 at January 31, 2022	38,816	44,449
Inventories, net	15,401	13,760
Prepaid expenses and other current assets	6,609	5,444
Unbilled accounts receivable	6,730	2,656
Costs and estimated earnings in excess of billings on uncompleted contracts	6,004	2,309
Total current assets	81,459	78,389
Property, plant and equipment, net of accumulated depreciation	23,754	24,756
Other assets
Operating lease right-of-use asset	7,712	11,213
Deferred tax assets	823	811
Goodwill	2,318	2,342
Other assets	5,853	5,890
Total other assets	16,706	20,256
Total assets	$121,919	$123,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$15,631	$13,618
Accrued compensation and payroll taxes	1,768	1,612
Commissions and management incentives payable	1,408	2,047
Revolving line - North America	5,246	634
Current maturities of long-term debt	6,778	6,750
Customers' deposits	2,826	3,072
Outside commission liability	1,856	1,255
Operating lease liability short-term	1,527	1,496
Other accrued liabilities	3,238	4,616
Billings in excess of costs and estimated earnings on uncompleted contracts	1,173	1,277
Income taxes payable	1,310	2,020
Total current liabilities	42,761	38,397
Long-term liabilities
Long-term debt, less current maturities	4,837	5,059
Long-term finance obligation	9,301	9,327
Deferred compensation liabilities	3,374	3,379
Deferred tax liabilities	865	712
Operating lease liability long-term	7,042	11,270
Other long-term liabilities	847	800
Total long-term liabilities	$26,266	$30,547
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,154 issued and outstanding at April 30, 2022 and 8,152 issued and outstanding at January 31, 2022	82	82
Additional paid-in capital	62,018	61,766
Treasury Stock, 234 shares at April 30, 2022 and January 31, 2022	(1,992)	(1,992)
Accumulated deficit	(3,180)	(2,295)
Accumulated other comprehensive loss	(4,036)	(3,104)
Total stockholders' equity	52,892	54,457
Total liabilities and stockholders' equity	$121,919	$123,401

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net loss	-	-	(885)	-	-	(885)
Common stock issued under stock plans, net of shares used for tax withholding	-	16	-	-	-	16
Stock-based compensation expense	-	236	-	-	-	236
Foreign currency translation adjustment	-	-	-	-	(932)	(932)
Total stockholders' equity at April 30, 2022	$82	$62,018	$(3,180)	$(1,992)	$(4,036)	$52,892

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2021	$82	$60,875	$(8,357)	$-	$(3,287)	$49,313

Net loss	-	-	(843)	-	-	(843)
Stock-based compensation expense	-	272	-	-	-	272
Foreign currency translation adjustment	-	-	-	-	40	40
Total stockholders' equity at April 30, 2021	$82	$61,147	$(9,200)	$-	$(3,247)	$48,782

Shares	2022	2021
Balances at beginning of year	8,151,754	8,164,989
Treasury stock purchased	-	(234,281)
Shares issued, net of shares used for tax withholding	2,400	221,046
Balances at period end	8,154,154	8,151,754

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2022	2021
Operating activities
Net loss	$(885)	$(843)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	995	1,122
Deferred tax expense/(benefit)	157	(157)
Stock-based compensation expense	236	272
Provision on uncollectible accounts	(25)	22
Gain on disposal of fixed assets	(1)	-
Changes in operating assets and liabilities
Accounts receivable	3,493	1,568
Inventories, net	(1,817)	(2,873)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,799)	1,806
Accounts payable	2,042	3,239
Accrued compensation and payroll taxes	(484)	221
Customers' deposits	533	128
Income taxes receivable and payable	(625)	302
Prepaid expenses and other current assets	(923)	(2,588)
Unbilled accounts receivable	(4,298)	(4,202)
Other assets and liabilities	(1,707)	(444)
Net cash used in operating activities	(7,108)	(2,427)
Investing activities
Capital expenditures	(400)	(424)
Proceeds from sales of property and equipment	70	-
Net cash used in investing activities	(330)	(424)
Financing activities
Proceeds from revolving lines	16,870	69
Payments of debt on revolving lines	(11,566)	(4,168)
Payments of debt on mortgage	-	(892)
Proceeds from finance obligation, net of issuance costs	-	9,138
Payments of principal on finance obligation	(21)	(34)
Payments of other debt	(86)	(65)
Decrease in drafts payable	(29)	16
Payments on finance lease obligations, net	(90)	(117)
Stock options exercised and taxes paid related to restricted shares vested	17	-
Net cash provided by financing activities	5,095	3,947
Effect of exchange rate changes on cash, cash equivalents and restricted cash	471	176
Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,872)	1,272
Cash, cash equivalents and restricted cash - beginning of period	9,771	8,375
Cash, cash equivalents and restricted cash - end of period	$7,899	$9,647
Supplemental cash flow information
Interest paid	$350	$153
Income taxes paid	1,138	(35)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 30, 2022

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2022 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2022 and 2021 are for the fiscal years ended January 31, 2023 and 2022, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2022 as filed with the SEC on April 19, 2022 for discussion of the Company's significant accounting policies. During the three months ended April 30, 2022, the following accounting policy was adopted.

Treasury Stock

In accordance with Accounting Standards Codification ("ASC") Topic 505, "Equity", the Company has accounted for the share repurchases under the cost method, as the Company has not elected to retire the repurchased shares at this time. This results in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets as of April 30, 2022 and on the Company's consolidated statements of stockholders' equity for the three month period ended April 30, 2022. The amounts recognized as treasury stock in the consolidated balance sheets and consolidated statements of stockholders' equity include costs associated with the acquisition of the shares.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. Unbilled accounts receivable was segregated from prepaid expenses and other current assets and reclassified into its own line on the consolidated balance sheets and consolidated statements of cash flows.

Subsequent Events

The Company has evaluated subsequent events through June 7, 2022, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these financial statements.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition, including the availability of credit insurance. In the United States, collateral is not generally required. In the United Arab Emirates (the "U.A.E.") and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $3.6 million as of April 30, 2022 and January 31, 2022, respectively, has been outstanding for several years. Included in this balance is a retention receivable that is payable upon the commissioning of the system in the amount of $3.4 million, of which, due to the long-term nature of the receivable, $1.4 million and $2.0 million were included in the balance of other long-term assets as of April 30, 2022 and January 31, 2022, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this receivable as of April 30, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended  April 30, 2022 and 2021, no individual customer accounted for greater than 10% of the Company’s consolidated net sales.

As of  April 30, 2022 and January 31, 2022, two customers collectively accounted for 22.9% and one customer accounted for 11.9% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended April 30,
	2022		2021
	Sales	% to Total	Sales	% to Total
Products	2,912	9%	$2,587	10%

Specialty Piping Systems and Coating
Revenue recognized under input method	10,617	34%	9,952	41%
Revenue recognized under output method	17,693	57%	11,884	49%
Total	$31,222	100%	$24,423	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  April 30, 2022 will be billed and collected within one year.

During the year ended  January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other income, net in the consolidated statement of operations for the year ended January 31, 2021. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of April 30, 2022.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	April 30, 2022	January 31, 2022
Costs incurred on uncompleted contracts	$23,326	$20,021
Estimated earnings	13,531	12,030
Earned revenue	36,857	32,051
Less billings to date	32,026	31,019
Costs in excess of billings, net	$4,831	$1,032
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$6,004	$2,309
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,173)	(1,277)
Costs in excess of billings, net	$4,831	$1,032

Substantially all of the $0.8 million contract liabilities balance as of January 31, 2021 was recognized in revenues during 2021 and substantially all of the $1.3 million contract liabilities balance as of January 31, 2022 is expected to be recognized in revenues during 2022.

Unbilled accounts receivable:

The Company has recorded $6.7 million and $2.7 million of unbilled accounts receivable on the consolidated balance sheets as of April 30, 2022 and January 31, 2022, respectively, from revenues generated by its subsidiaries in the Middle East, North Africa and India ("MENA"). The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and await customer to pick up or arrange shipping for the product before billing can be made. All of the amounts included in unbilled accounts receivable as of April 30, 2022 are expected to be billed before July 31, 2022.

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

The Company's effective tax rate ("ETR") from operations in the first quarter in fiscal 2022 was (455.9%) compared to (24.3%) during the prior year period. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At April 30, 2022, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three months ended April 30, 2022. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2022 and January 31, 2022 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2022	Foreign exchange change effect	April 30, 2022
Goodwill	$2,342	$(24)	$2,318

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At April 30, 2022, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three months ended April 30, 2022. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At April 30, 2022 the Company had reserved a total of 415,973 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended April 30,
(In thousands)	2022	2021
Stock-based compensation expense	$-	$-
Restricted stock-based compensation expense	236	272
Total stock-based compensation expense	$236	$272

Stock Options

The Company did not grant any stock options during the three months ended April 30, 2022. The following table summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2022	67	$9.51	1.7	$63
Exercised	(2)	6.92	-	5
Expired or forfeited	(1)	9.59	-	-
Outstanding at April 30, 2022	64	9.59	1.6	170

Options exercisable at April 30, 2022	64	$9.59	1.6	$170

Two thousand stock options were exercised during the three months ended April 30, 2022.

There was no vesting, expiration or forfeiture of previously unvested stock options during the three months ended April 30, 2022. As of April 30, 2022, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended April 30, 2022:

(Shares in thousands)	Restricted Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 31, 2022	354	$7.48	$2,652
Forfeited or retired for taxes	(2)	6.76
Outstanding at April 30, 2022	352	$7.34	$2,584

The Company did not grant any restricted stock, nor were any shares of restricted stock vested and issued, during the three months ended April 30, 2022. As of April 30, 2022, there was $0.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

Note 8 - Earnings/(loss) per share

	Three Months Ended April 30,
(In thousands, except per share data)	2022	2021
Basic weighted average common shares outstanding	7,919	8,165
Dilutive effect of equity compensation plans	-	-
Weighted average common shares outstanding assuming full dilution	7,919	8,165

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	39	103
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	279	279

Net loss	$(885)	$(843)

Loss per share
Basic	(0.11)	(0.10)
Diluted	(0.11)	(0.10)

Note 9 - Debt

Debt totaled $26.3 million and $21.9 million at April 30, 2022 and January 31, 2022, respectively.

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

On   December 18, 2020, the Company entered into the First Amendment and Waiver to the Revolving Credit and Security Agreement (“Amendment and Waiver”) with PNC, which (i) reflected PNC’s waiver of the Company’s failure to maintain a fixed charge coverage ratio ("FCCR") of 1.10 to 1.00 as of   October 31, 2020 on a trailing four quarter basis as required under the Company’s Credit Agreement and (ii) further amended certain future FCCR covenants requirements under the Credit Agreement.  Additionally, the Company was also required to have received, and applied to reduce the outstanding balance under the Credit Agreement, $1.0 million from one of its foreign subsidiaries, Perma-Pipe Middle East FZC, in the U.A.E. The transfer and repayment occurred on   December 17, 2020 and did not cause the Company to incur any additional fees or taxes, nor did it force the Company to change any of its assertions with regards to permanent reinvestment in any of its foreign subsidiaries. The Company incurred additional fees over the remainder of the Amendment and Waiver of approximately $0.1 million. The Amendment and Waiver also eliminated the Company’s ability to make London Inter-Bank Offered Rate ("LIBOR") borrowings and reduced the overall availability by $2.0 million until maturity.

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”).

The Borrowers will use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, LIBOR or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin will be based on an FCCR range. Interest on alternate base rate borrowings will be the alternate base rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings will be the LIBOR rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers will pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 if for any five consecutive days the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of April 30, 2022, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCCR covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of April 30, 2022.

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

As of April 30, 2022, the Company had borrowed an aggregate of $5.2 million at a rate of 4.50% and had $4.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility, before application of a $2.5 million availability block that has subsequently been removed completely based on the Company's financial performance.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for a purchase price of $10.4 million. The transaction generated net cash proceeds of $9.1 million, following the release of the escrowed amount in June 2021 discussed below. The Company used a portion of the proceeds to repay its borrowings under the Senior Credit Facility and the remaining proceeds for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender. At closing, $0.4 million was placed in a short-term escrow account to cover certain post-closing contingencies that may arise. The contingencies were resolved in May 2021 and the Company received the escrowed funds in June 2021.

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.3 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2022. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at April 30, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 4.54% and was originally set to expire in  November 2020, however, the expiration was extended due to the COVID-19 pandemic. The Company has submitted final documentation to complete the renewal process, and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in June 2022.

The Company has a second revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at April 30, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 4.50% and is set to expire in  January 2023.

The Company has a third credit agreement for project financing with a bank in the U.A.E. for 3.0 million U.A.E. Dirhams (approximately $0.8 million at April 30, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 4.50% and is expected to expire in  June 2023 in connection with the completion of the project.

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

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $5.4 million at April 30, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and is set to expire in August 2022.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds (approximately $1.5 million at April 30, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and is expected to expire in June 2022 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of April 30, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.1 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of April 30, 2022. On April 30, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of April 30, 2022, the Company's interest rates ranged from 4.50% to 8.0%, with a weighted average rate of 7.63%, and the Company had facility limits totaling $14.9 million under these credit arrangements. As of April 30, 2022, $2.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2022, the Company had borrowed $6.1 million, and had an additional $6.5 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2022 and January 31, 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company borrowed CAD 8.0 million (approximately $6.1 million at the prevailing exchange rate on the transaction date) from a bank in Canada under a mortgage note secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. The interest rate is variable, and was 5.05% at April 30, 2022. Principal payments began in January 2018.

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

Note 10 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company intends to build a facility. The annual payments are initially expected to be approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at April 30, 2022), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments are deferred until August 2022. The lease expires in August 2050.

In March 2022, the Company served a Notice of Termination to its lessor for a portion of the Company's lease of certain land and buildings in Fujairah in the U.A.E. The partial termination will take effect in September 2022. The Company served the Notice of Termination in connection with the Company's intended relocation to a different facility under a new lease in Abu Dhabi. The Company is required to pay an additional amount equal to three months' rent after the partial termination to enable the lessor to prepare the assets for lease by another party. As a result of the partial termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of April 30, 2022. The partial termination resulted in decreases of $0.3 million, $4.0 million and $3.6 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of April 30, 2022. The partial termination also resulted in a decrease in rent expense of $0.8 million in the consolidated statement of operations for the three months ended April 30, 2022. The Company will continue to lease the remaining land and buildings under the Fujairah lease until 2032.

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

At April 30, 2022, the Company had total operating lease liabilities of $8.6 million and operating ROU assets of $7.7 million, which are reflected in the consolidated balance sheets. At April 30, 2022, the Company also had total finance lease liabilities of $0.4 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $0.7 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	April 30, 2022	January 31, 2022
Finance leases assets:
Property and Equipment - gross	$1,208	$1,221
Accumulated depreciation and amortization	(548)	(490)
Property and Equipment - net	$660	$731

Finance lease liabilities:
Finance lease liability short-term	$352	$357
Finance lease liability long-term	84	173
Total finance lease liabilities	$436	$530

Operating lease assets:
Operating lease ROU assets	$7,712	$11,213

Operating lease liabilities:
Operating lease liability short-term	$1,527	$1,496
Operating lease liability long-term	7,042	11,270
Total operating lease liabilities	$8,569	$12,766

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$64	$54
Interest on lease liabilities	Interest expense	10	13
Operating lease costs	Cost of sales, SG&A expenses	(107)	648
Short-term lease costs (1)	Cost of sales, SG&A expenses	66	93
Sub-lease income	SG&A expenses	(20)	(20)
Total Lease costs		$13	$788

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$90	$117
Operating cash outflows from finance leases	10	13
Operating cash outflows from operating leases	343	501

	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-	$-
Operating leases liabilities	132	52

Weighted-average lease terms and discount rates are as follows:

April 30, 2022
Weighted-average remaining lease terms (in years):
Finance leases	1.2
Operating leases	15.3

Weighted-average discount rates:
Finance leases	9.4%
Operating leases	7.8%

Maturities of lease liabilities as of April 30, 2022, are as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the nine months ended January 31, 2023	$1,991	$281
For the year ended January 31, 2024	1,761	175
For the year ended January 31, 2025	935	-
For the year ended January 31, 2026	725	-
For the year ended January 31, 2027	725	-
For the year ended January 31, 2028	689	-

Thereafter	8,975	-
Total lease payments	15,801	456
Less: amount representing interest	(7,232)	(20)
Total lease liabilities at April 30, 2022	$8,569	$436

Rent expense on operating leases, which is recorded on straight-line basis, was $0.1 million for the three months ended  April 30, 2022 and 2021, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.5 million and $1.2 million as of April 30, 2022 and 2021, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	April 30, 2022	April 30, 2021
Cash and cash equivalents	$6,375	$8,483
Restricted cash	1,524	1,164
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,899	$9,647

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

Note 13 - Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of LIBOR on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. The Company's Renewed Senior Credit Facility, which matures on September 20, 2026, bears interest at a rate equal to an alternate base rate, LIBOR or a LIBOR successor rate index, plus, in each case, an applicable margin. Based on the inclusion of the LIBOR successor rate index in the Renewed Senior Credit Facility, the Company does not expect a material impact from the adoption of this standard on the financial statements of the Company.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. A recently adopted amendment has delayed the effective date until fiscal years beginning after December 15, 2022. The Company is currently evaluating this standard and the impact to the financial statements of the Company.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements or related disclosures.

Note 14 - Treasury stock

There were no purchases of shares of the Company's common stock made by or on behalf of the Company during the three months ended April 30, 2022. On  October 4, 2021, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of April 30, 2022, the Company has used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

Note 15 - Subsequent Events

In June 2022, the Company received a partial payment to settle $0.9 million of the outstanding $3.6 million accounts receivable balance discussed in Note 3 - Accounts receivable, in the Notes to the Consolidated Financial Statements.

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

COVID-19 Receding Impacts

The Company’s results of operations, financial condition, liquidity and cash flow in early 2021 were materially adversely affected by the COVID-19 pandemic. During 2021, the Company experienced improved results as the adverse impact of the COVID-19 pandemic diminished and delayed projects were turned to production. The Company is not currently experiencing any significant negative impacts as a result of the COVID-19 pandemic.

Ukraine War

The war in Ukraine and resulting Russian oil and gas boycotts have added to the surge in oil prices which has impacted some of the Company's material and freight costs. However, the Company has not experienced any direct impact from the disruption in region. The Company does not source materials from this region, nor does it serve the market in any material nature.

Oil and Gas Market

Increases in oil prices helped to improve demand for the Company's products as reflected in the Company's results during the three months ended April 30, 2022 as compared to the same period in 2021. In particular, the Company's activity level in Canada has increased significantly due to the rise in energy prices.

Supply Chain Constraints and Inflationary Impacts

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences delays and increased prices for raw materials used in the Company's production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company has also updated its pricing to customers to offset the impacts of the raw material price increases. These impacts are expected to continue throughout 2022.

Liquidity Position

On April 14, 2021, the Company entered into a purchase and sale agreement to sell its land and buildings in Lebanon, Tennessee (the "Property"), and subsequently enter into a fifteen-year lease agreement to lease back the Property. The transaction generated net cash proceeds of $9.1 million, following the release of the escrowed amount of $0.4 million in June 2021. The transaction provided significant liquidity for the Company, which used the proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. The Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%.

The Company enhanced its liquidity position on September 17, 2021 when it executed an extension of the Credit Agreement with PNC, providing for a new five-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). See further discussion of the Company's liquidity position as of April 30, 2022 in "Liquidity and capital resources" below.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended April 30,
	2022		2021		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$31,222		$24,423		$6,799

Gross profit	7,049	23%	4,505	18%	2,544

General and administrative expenses	5,650	18%	4,404	18%	(1,246)

Selling expense	1,239	4%	1,042	4%	(197)

Interest expense, net	368		178		(190)

Other income, net	49		441		(392)

Loss from operations before income taxes	(159)		(678)		519

Income tax expense	726		165		(561)

Net loss	(885)		(843)		(42)

Three months ended April 30, 2022 ("current quarter") vs. Three months ended April 30, 2021 ("prior year quarter")

Net sales:

Net sales were $31.2 million in the current quarter, an increase of $6.8 million, or 28%, from $24.4 million in the prior year quarter. The increase was a result of increased sales volumes, partly due to recovery from the effects of the COVID-19 pandemic.

Gross profit:

Gross profit increased to $7.0 million, or 23% of net sales, in the current quarter from $4.5 million, or 18% of net sales, in the prior year quarter. This increase was driven by higher sales volumes and project and product mix.

General and administrative expenses:

General and administrative expenses increased $1.2 million, or 28%, from $4.4 million in the prior year quarter to $5.7 million in the current quarter. Approximately $0.9 million of this increase was the result of increased incentive compensation. This amount was based on 2021 actual payouts as compared to estimated amounts previously accrued in addition to accruals made for 2022 forecasted results as compared to the prior year quarter, where no incentive compensation was recorded. The remainder of the increase was due to additions to headcount in support of the Company's business growth.

Selling expenses:

Selling expenses were relatively consistent, increasing slightly to $1.2 million in the current quarter, compared to $1.0 million in the prior year quarter.

Interest expense, net:

Net interest expense increased to $0.4 million in the current quarter from $0.2 million in the prior year quarter. This increase was related primarily to the sale leaseback transaction for our operating facility in Tennessee entered into in April 2021.

Other income, net:

Other income, net decreased to an income of less than $0.1 million in the current quarter, compared to approximately $0.4 million in the prior year quarter. In the prior year quarter, the Company received grants from the Canadian government under the Canadian Emergency Wage Subsidy ("CEWS") and Canadian Emergency Rent Subsidy ("CERS") programs. The Company was approved for and received approximately $0.3 million and $0.1 million in grants under the CEWS and CERS programs, respectively, during the prior year quarter. Grants to the Company under both programs ended in the second quarter of 2021.

Loss from operations before income taxes:

Loss from operations before income taxes decreased by $0.5 million to a loss of $(0.2) million in the current quarter from a loss of $(0.7) million in the prior year quarter. The improvement was a result of increased sales volumes and margins as described above.

Income tax expense:

The Company's worldwide effective tax rates ("ETR") were (455.9%) and (24.3%) in the current quarter and the prior year quarter, respectively. The change in the ETR from the prior year quarter to the current year quarter is largely due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $0.4 million as of April 30, 2022 related to these taxes.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net loss:

The resulting net loss of $(0.9) million in the current quarter was relatively consistent with the net loss of $(0.8) million in the prior year quarter.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2022 were $6.4 million compared to $8.2 million on January 31, 2022. On April 30, 2022, $0.6 million was held in the United States, and $5.8 million was held at the Company's foreign subsidiaries. The Company's working capital was $38.7 million on April 30, 2022 compared to $40.0 million on January 31, 2022. Of the working capital components, accounts receivable decreased by $5.6 million and cash and cash equivalents decreased by $1.8 million as the result of the movements discussed below. As of April 30, 2022, the Company had $4.9 million of borrowing capacity under its Senior Credit Facility in North America and $6.5 million of borrowing capacity under its foreign revolving credit agreements. The Company had $5.2 million borrowed under its Senior Credit Facility and $6.1 million borrowed under its foreign revolving credit agreements at April 30, 2022.

Net cash used in operating activities in the three months ended April 30, 2022 and in the prior year period was $7.1 million and $2.4 million, respectively. This decrease of $4.7 million was due primarily to an increases in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts receivable, partially offset by an increase in accounts payable and changes in other assets and liabilities in the current period compared to the prior year period.

Net cash used in investing activities in the three months ended April 30, 2022 and in the prior year period was $0.3 million and $0.4 million, respectively.

Net cash provided by financing activities in the three months ended April 30, 2022 and in the prior year period was $5.1 million and $3.9 million, respectively. The main source of cash from financing activities during the period was net proceeds from borrowings of approximately $5.3 million under the Senior Credit Facility, as compared to the prior year period, where net repayments were approximately $4.1 million. The increase in cash provided by financing activities was offset by net proceeds of $9.1 million as a result of the sale and leaseback of the Company's land and buildings in Lebanon, Tennessee during the prior year period. Debt totaled $26.3 million and $21.9 million as of April 30, 2022 and January 31, 2022, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

Treasury stock. There were no purchases of shares of the Company's common stock made by or on behalf of the Company during the three months ended April 30, 2022. On October 4, 2021, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of April 30, 2022, the Company has used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

Revolving lines - North America . On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”).

The Borrowers will use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, LIBOR or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin will be based on an FCCR range. Interest on alternate base rate borrowings will be the alternate base rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings will be the LIBOR rate as defined in the Renewed Senior Credit Facility plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers will pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 if for any five consecutive days the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of April 30, 2022, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCCR covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the covenant. The Company was in compliance with these covenants as of April 30, 2022.

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

As of April 30, 2022, the Company had borrowed an aggregate of $5.2 million at a rate of 4.5% and had $4.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility, before application of a $2.5 million availability block that has subsequently been removed completely based on the Company's financial performance.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. and Egypt as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at April 30, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 4.54% and was originally set to expire in November 2020, however, the expiration was extended due to the COVID-19 pandemic.

The Company has submitted final documentation to complete the renewal process, and is awaiting official notification from the bank of the renewal completion. This process is expected to be completed in June 2022.

The Company has a second revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at April 30, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 4.50% and is set to expire in January 2023.

The Company has a third credit agreement for project financing with a bank in the U.A.E. for 3.0 million U.A.E. Dirhams (approximately $0.8 million at April 30, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 4.50% and is expected to expire in June 2023 in connection with the completion of the project.

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

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $5.4 million at April 30, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line was secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and is set to expire in August 2022.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds (approximately $1.5 million at April 30, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and is expected to expire in June 2022 in connection with the completion of the project.

The Company’s credit arrangements used by its Middle Eastern subsidiaries renew on an annual basis. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of April 30, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.1 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E. and Egypt as of April 30, 2022. On April 30, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, and based on the stated interest rate in the agreement for the Egypt credit arrangement. Based on these base rates, as of April 30, 2022, the Company's interest rates ranged from 4.50% to 8.0%, with a weighted average rate of 7.63%, and the Company had facility limits totaling $14.9 million under these credit arrangements. As of April 30, 2022, $2.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2022, the Company had borrowed $6.1 million, and had an additional $6.5 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2022 and January 31, 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for a purchase price of $10.4 million. The transaction generated net cash proceeds of $9.1 million, following the release of the escrowed amount in June 2021 discussed below. The Company used the proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender. At closing, $0.4 million was placed in a short-term escrow account to cover certain post-closing contingencies that may arise. The contingencies were resolved in May 2021 and the Company received the escrowed funds in June 2021.

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

Accounts receivable:

In 2013, the Company started a project in the Middle East as a sub-contractor, with billings in the aggregate amount of approximately $41.9 million. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer. Nevertheless, the Company has collected approximately $38.3 million as of April 30, 2022, with a remaining balance due in the amount of $3.6 million. Included in this balance is an amount of $3.4 million, which pertains to retention clauses within the agreements of the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. In the absence of a firm date for the final commissioning of the project, and due to the long-term nature of this receivable, $1.4 million of this retention amount was reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this amount as of April 30, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2022 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2022. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

There were no purchases of shares of the Company's common stock made by or on behalf of the Company during the three months ended April 30, 2022. On October 4, 2021, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of April 30, 2022, the Company has used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. (previously filed as a paper filing with the SEC and filed electronically herewith)
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	June 7, 2022	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2022	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)