Form 10-Q
period 2022-07-31
Perma-Pipe International Holdings, Inc.
filed 2022-09-07
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-32530

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24900 Pitkin Road, Suite 309, Spring, Texas	77386
(Address of principal executive offices)	(Zip Code)

(847) 966-1000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On September 2, 2022, there were 8,003,402 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2022

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net sales	$37,003	$39,804	$68,225	$64,227
Cost of sales	27,117	29,061	51,290	48,979
Gross profit	9,886	10,743	16,935	15,248

Operating expenses
General and administrative expenses	5,246	5,602	10,897	10,008
Selling expenses	1,315	1,053	2,554	2,094
Total operating expenses	6,561	6,655	13,451	12,102

Income from operations	3,325	4,088	3,484	3,146

Interest expense, net	500	268	867	446
Other (expense)/income	(64)	457	(14)	899
Income from operations before income taxes	2,761	4,277	2,603	3,599

Income tax expense	893	861	1,620	1,026

Net income	$1,868	$3,416	$983	$2,573

Weighted average common shares outstanding
Basic	7,975	8,151	7,947	8,158
Diluted	8,186	8,321	8,062	8,290

Earnings per share
Basic	0.23	0.42	0.12	0.32
Diluted	0.23	0.41	0.12	0.31

See accompanying notes to consolidated financial statements.

Note: Per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net income	$1,868	$3,416	$983	$2,573

Other comprehensive loss
Foreign currency translation adjustments, net of tax	(455)	(150)	(1,387)	(110)
Other comprehensive loss	(455)	(150)	(1,387)	(110)

Comprehensive income/(loss)	$1,413	$3,266	$(404)	$2,463

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,192	$8,214
Restricted cash	1,501	1,557
Trade accounts receivable, less allowance for doubtful accounts of $500 at July 31, 2022 and $486 at January 31, 2022	47,749	44,449
Inventories, net	16,348	13,760
Prepaid expenses and other current assets	5,801	5,444
Unbilled accounts receivable	8,023	2,656
Costs and estimated earnings in excess of billings on uncompleted contracts	5,946	2,309
Total current assets	91,560	78,389
Long-term assets
Property, plant and equipment, net of accumulated depreciation	24,385	24,756
Operating lease right-of-use asset	7,176	11,213
Deferred tax assets	797	811
Goodwill	2,328	2,342
Other long-term assets	4,336	5,890
Total long-term assets	39,022	45,012
Total assets	$130,582	$123,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,498	$13,618
Accrued compensation and payroll taxes	1,698	1,612
Commissions and management incentives payable	1,180	2,047
Revolving line - North America	8,632	634
Current maturities of long-term debt	9,421	6,750
Customers' deposits	3,671	3,072
Outside commission liability	2,425	1,255
Operating lease liability short-term	1,316	1,496
Other accrued liabilities	4,584	4,616
Billings in excess of costs and estimated earnings on uncompleted contracts	1,467	1,277
Income taxes payable	1,391	2,020
Total current liabilities	50,283	38,397
Long-term liabilities
Long-term debt, less current maturities	4,734	5,059
Long-term finance obligation	9,271	9,327
Deferred compensation liabilities	3,431	3,379
Deferred tax liabilities	907	712
Operating lease liability long-term	6,775	11,270
Other long-term liabilities	882	800
Total long-term liabilities	$26,000	$30,547
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,003 issued and outstanding at July 31, 2022 and 8,152 issued and outstanding at January 31, 2022	80	82
Additional paid-in capital	62,055	61,766
Treasury Stock, no shares at July 31, 2022 and 234 shares at January 31, 2022	-	(1,992)
Accumulated deficit	(3,345)	(2,295)
Accumulated other comprehensive loss	(4,491)	(3,104)
Total stockholders' equity	54,299	54,457
Total liabilities and stockholders' equity	$130,582	$123,401

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net loss	-	-	(885)	-	-	(885)
Common stock issued under stock plans, net of shares used for tax withholding	-	16	-	-	-	16
Stock-based compensation expense	-	236	-	-	-	236
Foreign currency translation adjustment	-	-	-	-	(932)	(932)
Total stockholders' equity at April 30, 2022	$82	$62,018	$(3,180)	$(1,992)	$(4,036)	$52,892

Net income	-	-	1,868	-	-	1,868
Common stock issued under stock plans, net of shares used for tax withholding	-	(247)	-	-	-	(247)
Repurchase of common stock	-	-	-	(43)	-	(43)
Retirement of treasury stock	(2)	-	(2,033)	2,035	-	-
Stock-based compensation expense	-	284	-	-	-	284
Foreign currency translation adjustment	-	-	-	-	(455)	(455)
Total stockholders' equity at July 31, 2022	$80	$62,055	$(3,345)	$-	$(4,491)	$54,299

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2021	$82	$60,875	$(8,357)	$-	$(3,287)	$49,313

Net loss	-	-	(843)	-	-	(843)
Stock-based compensation expense	-	272	-	-	-	272
Foreign currency translation adjustment	-	-	-	-	40	40
Total stockholders' equity at April 30, 2021	$82	$61,147	$(9,200)	$-	$(3,247)	$48,782

Net income	-	-	3,416	-	-	3,416
Common stock issued under stock plans, net of shares used for tax withholding	(1)	(254)	-	-	-	(255)
Stock-based compensation expense	-	276	-	-	-	276
Foreign currency translation adjustment	-	-	-	-	(150)	(150)
Total stockholders' equity at July 31, 2021	$81	$61,169	$(5,784)	$-	$(3,397)	$52,069

Shares	2022	2021
Balances at beginning of year	8,151,754	8,164,989
Treasury stock purchased	(4,887)	(234,281)
Shares issued, net of shares used for tax withholding	90,816	221,046
Prior period adjustments	(234,281)	-
Balances at period end	8,003,402	8,151,754

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended July 31,
	2022	2021
Operating activities
Net income	$983	$2,573
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	1,926	2,261
Deferred tax expense	236	73
Stock-based compensation expense	520	548
Provision on uncollectible accounts	14	45
Loss on disposal of fixed assets	16	21
Changes in operating assets and liabilities
Accounts receivable	(5,860)	(19,273)
Inventories, net	(2,756)	(2,421)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,446)	3,313
Accounts payable	850	6,372
Accrued compensation and payroll taxes	(716)	1,422
Customers' deposits	1,380	692
Income taxes receivable and payable	(545)	388
Prepaid expenses and other current assets	(403)	(1,007)
Unbilled accounts receivable	(5,622)	(2,209)
Other assets and liabilities	2,251	1,977
Net cash used in operating activities	(11,172)	(5,225)
Investing activities
Capital expenditures	(2,030)	(912)
Proceeds from sales of property and equipment	69	12
Net cash used in investing activities	(1,961)	(900)
Financing activities
Proceeds from revolving lines	42,813	2,317
Payments of debt on revolving lines	(31,482)	(5,942)
Payments of debt on mortgage	-	(892)
Proceeds from finance obligation, net of issuance costs	-	9,538
Payments of principal on finance obligation	(44)	(91)
Payments of other debt	(146)	(130)
Increase/(decrease) in drafts payable	29	(1)
Payments on finance lease obligations, net	(178)	(203)
Repurchase of common stock	(43)	-
Stock options exercised and taxes paid related to restricted shares vested	(230)	(255)
Net cash provided by financing activities	10,719	4,341
Effect of exchange rate changes on cash, cash equivalents and restricted cash	336	135
Net decrease in cash, cash equivalents and restricted cash	(2,078)	(1,649)
Cash, cash equivalents and restricted cash - beginning of period	9,771	8,375
Cash, cash equivalents and restricted cash - end of period	$7,693	$6,726
Supplemental cash flow information
Interest paid	$808	$400
Income taxes paid	1,970	446
Fixed assets acquired under capital leases - non-cash	-	201

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2022

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

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2022 as filed with the SEC on April 19, 2022 for discussion of the Company's significant accounting policies. During the six months ended July 31, 2022, the following accounting policies were adopted.

Treasury Stock

In accordance with Accounting Standards Codification ("ASC") Topic 505, "Equity", the Company has accounted for the share repurchases under the cost method. This resulted in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets and on the Company's consolidated statements of stockholders' equity. These amounts included costs associated with the acquisition of the shares. On  July 26, 2022, the Company retired all treasury stock previously repurchased under this stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity -Treasury Stock.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. Unbilled accounts receivable was segregated from prepaid expenses and other current assets and reclassified into its own line on the consolidated balance sheets and consolidated statements of cash flows.

Subsequent Events

The Company has evaluated subsequent events through September 7, 2022, the date the financial statements were issued. No material subsequent events occurred during this time that would require recognition or disclosure in these financial statements.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on evaluations of customers' financial condition, including the availability of credit insurance. In the United States, collateral is not generally required. In the United Arab Emirates (the "U.A.E.") and Saudi Arabia, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to each customer and are presented net of any allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management exercises judgment in adjusting the allowance as a consequence of known events, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $2.7 million and $3.6 million as of July 31, 2022 and January 31, 2022, respectively, has been outstanding for several years. As of July 31, 2022, the entire balance represents a retention receivable that is payable upon the commissioning of the system. Due to the long-term nature of the receivable, $1.1 million and $2.0 million were included other long-term assets as of July 31, 2022 and January 31, 2022, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. In June 2022, the Company received a partial payment to settle $0.9 million of the customer's outstanding balance. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this outstanding receivable as of July 31, 2022.

However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended  July 31, 2022, no individual customer accounted for greater than 10% of the Company’s consolidated net sales. During the three months ended July 31, 2021, one individual customer accounted for 12% of the Company's consolidated net sales.  For the six months ended July 31, 2022 and 2021, no individual customer accounted for more than 10% of the Company's consolidated net sales.

As of  July 31, 2022, no individual customer accounted for 10% of the Company's accounts receivable. As of  January 31, 2022 one customer accounted for 11.9% of the Company's accounts receivable.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Systems and Coating - which include all bundled products in which Perma-Pipe designs, engineers, and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and land-lines. Additionally, this systems classification includes coating applied to pipes and structures.

2)	Products - which include cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	3,868	11%	$4,548	11%	6,780	10%	$7,135	11%

Specialty Piping Systems and Coating
Revenue recognized under input method	12,707	34%	13,999	35%	23,325	34%	23,952	37%
Revenue recognized under output method	20,428	55%	21,257	54%	38,120	56%	33,140	52%
Total	$37,003	100%	$39,804	100%	$68,225	100%	$64,227	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  July 31, 2022 will be billed and collected within one year.

During the year ended  January 31, 2021, one of the Company's customers in Qatar made a call on a performance bond held to secure one of the Company's contracts. The Company believes the customer's claims of non-performance under the contract are invalid and that the customer's actions were themselves a breach of the contract. The Company has engaged local counsel to seek reimbursement as well as additional compensation for lost profits suffered as a result of cancellation of certain work orders under the contract. The Company has recorded the expense related to the encashment of approximately $0.6 million in other (expense)/income in the consolidated statement of operations for the year ended January 31, 2021. No receivable has been recorded related to the potential reimbursement in the consolidated financial statements as of July 31, 2022.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	July 31, 2022	January 31, 2022
Costs incurred on uncompleted contracts	$21,054	$20,021
Estimated earnings	11,422	12,030
Earned revenue	32,476	32,051
Less billings to date	27,997	31,019
Costs in excess of billings, net	$4,479	$1,032
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$5,946	$2,309
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,467)	(1,277)
Costs in excess of billings, net	$4,479	$1,032

Substantially all of the $0.8 million contract liabilities balance as of January 31, 2021 was recognized in revenues during 2021 and substantially all of the $1.3 million contract liabilities balance as of January 31, 2022 is expected to be recognized in revenues during 2022.

Unbilled accounts receivable:

The Company has recorded $8.0 million and $2.7 million of unbilled accounts receivable on the consolidated balance sheets as of July 31, 2022 and January 31, 2022, respectively, from revenues generated by its subsidiaries in the Middle East, North Africa and India. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and await customer to pick up or arrange shipping for the product before billing can be made. All of the amounts included in unbilled accounts receivable as of July 31, 2022 are expected to be billed before October 31, 2022.

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

The Company's worldwide effective tax rate ("ETR") from operations for the three months ended July 31, 2022 and 2021 was 32% and 20%, respectively. The Company's worldwide ETR was 62% and 29% for the six months ended July 31, 2022 and 2021, respectively. The change in the ETR is largely due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, including withholding taxes. As such, the Company has accrued a liability of $0.5 million as of July 31, 2022 related to these taxes.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At July 31, 2022, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three and six months ended July 31, 2022 and 2021.

During July 2022, severe flooding in the United Arab Emirates negatively impacted the Company's facility in Fujairah. The Company is currently assessing the damage to the facility, equipment, inventory and the impact of time lost due to business interruption. As additional information becomes available, the Company will recognize any impact to the financial statements, including any potential impairment to long-lived assets. The Company expects that any losses will be recovered as a result of its pending insurance claim.

The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2022 and January 31, 2022 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2022	Foreign exchange change effect	July 31, 2022
Goodwill	$2,342	$(14)	$2,328

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At July 31, 2022, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three and six months ended July 31, 2022 and 2021. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

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

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At July 31, 2022 the Company had reserved a total of 293,075  shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2022	2021	2022	2021
Restricted stock-based compensation expense	284	276	520	548
Total stock-based compensation expense	$284	$276	$520	$548

Stock Options

The Company did not grant any stock options during the three or six months ended July 31, 2022. The following table summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2022	67	$9.51	1.7	$63
Exercised	(12)	6.60	-	46
Expired or forfeited	(9)	10.62	-	-
Outstanding at July 31, 2022	46	10.62	1.7	22

Options exercisable at July 31, 2022	46	$10.62	1.7	$22

There was no vesting, expiration or forfeiture of previously unvested stock options during the six months ended July 31, 2022. As of July 31, 2022, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the six months ended July 31, 2022:

(Shares in thousands)	Restricted Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 31, 2022	354	$7.48	$2,652
Granted	82	10.96
Vested and issued	(147)	7.30
Forfeited or retired for taxes	(42)	6.87
Outstanding at July 31, 2022	247	$8.38	$2,074

As of July 31, 2022, there was $1.4 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 - Earnings per share

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands, except per share data)	2022	2021	2022	2021
Basic weighted average common shares outstanding	7,975	8,151	7,947	8,158
Dilutive effect of equity compensation plans	211	170	115	132
Weighted average common shares outstanding assuming full dilution	8,186	8,321	8,062	8,290

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	19	166	115	203
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	211	170	115	132

Net income	$1,868	$3,416	$983	$2,573

Income per share
Basic	0.23	0.42	0.12	0.32
Diluted	0.23	0.41	0.12	0.31

Note 9 - Debt

Debt totaled $32.1 million and $21.9 million at July 31, 2022 and January 31, 2022, respectively.

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, London Inter-Bank Offered Rate ("LIBOR") or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings is the LIBOR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

Subject to certain exceptions, borrowings under the Renewed Senior Credit Facility are secured by substantially all of the North American Loan Parties’ assets. The Renewed Senior Credit Facility matures on September 20, 2026. Subject to certain qualifications and exceptions, the Renewed Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties may not make capital expenditures in excess of $5.0 million annually, plus a limited carryover of unused amounts. Further, the North American Loan Parties may not make repurchases of the Company's common stock in excess of $3.0 million.

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCCR covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of July 31, 2022, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCCR covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the FCCR covenant. The Company was in compliance with these covenants as of July 31, 2022.

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

As of July 31, 2022, the Company had borrowed an aggregate of $8.6 million at a rate of 6.50% and had $5.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.3 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of July 31, 2022. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at July 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 5.05% and was originally set to expire in  November 2020, however, the expiration was extended due to the COVID-19 pandemic. The facility was renewed in July 2022 and is now set to expire in July 2025.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at July 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 5.78% and is set to expire in  January 2023.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 1.0 million U.A.E. Dirhams (approximately $0.3 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 5.78% and is expected to expire in  June 2023 in connection with the completion of the project.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 6.53% and is expected to expire in  May 2024 in connection with the completion of the project.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $5.3 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and expired in June 2022, however the Company has started the renewal process for this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 22.7 million Egyptian Pounds (approximately $1.2 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and is expected to expire in November 2022 in connection with the completion of the project.

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 20.0 million Saudi Riyal (approximately $5.3 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility has an interest rate of approximately 6.5% and is set to expire in April 2023.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of July 31, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.6 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of July 31, 2022. On July 31, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, based on the stated interest rate in the agreement for the Egypt credit arrangement, and based on the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of July 31, 2022, the Company's interest rates ranged from 5.05% to 8.0%, with a weighted average rate of 7.21%, and the Company had facility limits totaling $19.6 million under these credit arrangements. As of July 31, 2022, $2.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2022, the Company had borrowed $8.7 million and had an additional $8.2 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of July 31, 2022 and January 31, 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2022, the remaining balance on the mortgage in Canada is approximately CAD 6.5 million (approximately $5.1 million at July 31, 2022). The interest rate is variable, and was 6.55% at July 31, 2022. Principal payments began in January 2018.

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

Note 10 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company intends to build a facility. The annual payments are initially expected to be approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at July 31, 2022), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments were deferred until August 2022 and have now commenced. The lease expires in August 2050.

In March 2022, the Company served a Notice of Termination to its lessor for a portion of the Company's lease of certain land and buildings in Fujairah in the U.A.E. The termination will take effect in September 2022. The Company served the Notice of Termination in connection with the Company's intended relocation to a different facility under a new lease in Abu Dhabi. The Company is required to pay an additional amount equal to three months' rent after the termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of July 31, 2022. The termination resulted in decreases of $0.3 million, $4.0 million and $3.6 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of April 30, 2022. The termination also resulted in a decrease in rent expense of $0.8 million in the consolidated statement of operations for the three months ended April 30, 2022. The Company will continue to lease the remaining land and buildings under the Fujairah lease until 2032.

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

The Company has several significant operating lease agreements, with lease terms of one to thirty years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use ("ROU") assets as the Company is not reasonably certain to exercise the options.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At July 31, 2022, the Company had total operating lease liabilities of $8.1 million and operating ROU assets of $7.2 million, which are reflected in the consolidated balance sheets. At July 31, 2022, the Company also had total finance lease liabilities of $0.3 million included in current maturities of long-term debt and long-term debt less current maturities, and total finance ROU assets of $0.6 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	July 31, 2022	January 31, 2022
Finance leases assets:
Property and Equipment - gross	$1,214	$1,221
Accumulated depreciation and amortization	(613)	(490)
Property and Equipment - net	$601	$731

Finance lease liabilities:
Finance lease liability short-term	$326	$357
Finance lease liability long-term	21	173
Total finance lease liabilities	$347	$530

Operating lease assets:
Operating lease ROU assets	$7,176	$11,213

Operating lease liabilities:
Operating lease liability short-term	$1,316	$1,496
Operating lease liability long-term	6,775	11,270
Total operating lease liabilities	$8,091	$12,766

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021	Six Months Ended July 31, 2022	Six Months Ended July 31, 2021
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$62	$65	$125	$119
Interest on lease liabilities	Interest expense	8	15	18	28
Operating lease costs	Cost of sales, SG&A expenses	694	625	587	1,273
Short-term lease costs (1)	Cost of sales, SG&A expenses	13	102	72	195
Sub-lease income	SG&A expenses	(27)	(20)	(40)	(40)
Total Lease costs		$750	$787	$762	$1,575

(1) Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended July 31, 2022	Six Months Ended July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$178	$117
Operating cash outflows from finance leases	18	13
Operating cash outflows from operating leases	696	501

	Six Months Ended July 31, 2022	Six Months Ended July 31, 2021
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-	$-
Operating leases liabilities	-	52

Weighted-average lease terms and discount rates are as follows:

July 31, 2022
Weighted-average remaining lease terms (in years):
Finance leases	1.0
Operating leases	16.0

Weighted-average discount rates:
Finance leases	9.4%
Operating leases	7.8%

Maturities of lease liabilities as of July 31, 2022, are as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the six months ended January 31, 2023	$1,639	$186
For the year ended January 31, 2024	1,761	176
For the year ended January 31, 2025	935	-
For the year ended January 31, 2026	725	-
For the year ended January 31, 2027	725	-
For the year ended January 31, 2028	689	-

Thereafter	8,975	-
Total lease payments	15,449	362
Less: amount representing interest	(7,358)	(15)
Total lease liabilities at July 31, 2022	$8,091	$347

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 millionfor the three months ended  July 31, 2022 and 2021.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.5 million and $1.2 million as of July 31, 2022 and 2021, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	July 31, 2022	July 31, 2021
Cash and cash equivalents	$6,192	$5,509
Restricted cash	1,501	1,217
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,693	$6,726

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

Note 13 - Recent accounting pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of LIBOR on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. In April 2022,  the FASB proposed to extend the effective date through December 31, 2024; however, a final ruling has not been issued.  The Company's Renewed Senior Credit Facility, which matures on September 20, 2026, bears interest at a rate equal to an alternate base rate, LIBOR or a LIBOR successor rate index, plus, in each case, an applicable margin. Based on the inclusion of the LIBOR successor rate index in the Renewed Senior Credit Facility, the Company does not expect a material impact from the adoption of this standard on the financial statements of the Company.

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

Note 14 - Treasury stock

On  October 4, 2021, the Company's Board of Directors approved a stock repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of July 31, 2022, the Company has used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the three months ended July 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2022 - May 31, 2022	-	-	-	1,008,444
June 1, 2022 - June 30, 2022	-	-	-	1,008,444
July 1, 2022 - July 31, 2022	4,887	8.85	4,887	964,496
Total	4,887		4,887

On  July 26, 2022, the Company retired all treasury stock previously repurchased under this stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity -Treasury Stock.

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

This MD&A should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, contained elsewhere in this report. Percentages set forth below in the MD&A have been rounded to the nearest percentage point.

Ukraine War

The war in Ukraine and resulting Russian oil and gas boycotts have added to the surge in oil prices which has impacted some of the Company's material and freight costs. However, the Company has not experienced any direct impact from the disruption in this region. The Company does not source materials from this region, nor does it serve this market in any material nature.

Oil and Gas Market

Increases in oil prices helped to improve demand for the Company's products in the oil and gas markets during the three and six months ended July 31, 2022 as compared to the same periods in 2021. In particular, the Company's activity level in Canada has increased significantly due to the rise in energy prices.  West Texas Intermediate crude oil average prices have increased from approximately $68 per barrel in 2021 to approximately $100 per barrel in 2022.

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

Liquidity Position

The Company further enhanced its liquidity position on September 17, 2021 when it executed an extension of a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a new five-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”).  As of July 31, 2022, the Company had borrowed an aggregate of $8.6 million and had $5.9 million available under the Renewed Senior Credit Facility.  See further discussion of the Company's liquidity position as of July 31, 2022 in "Liquidity and capital resources" below.  Additionally, as of July 31, 2022, the Company had borrowed $8.7 million and had an additional $8.6 million of borrowing remaining available under its foreign revolving credit arrangements.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended July 31,					Six Months Ended July 31,
	2022		2021		Change favorable/(unfavorable)	2022		2021		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$37,003		$39,804		$(2,801)	$68,225		$64,227		$3,998

Gross profit	9,886	27%	10,743	27%	(857)	16,935	25%	15,248	24%	1,687

General and administrative expenses	5,246	14%	5,602	14%	356	10,897	16%	10,008	16%	(889)

Selling expense	1,315	4%	1,053	3%	(262)	2,554	4%	2,094	3%	(460)

Interest expense, net	500		268		(232)	867		446		(421)

Other (expense)/income	(64)		457		(521)	(14)		899		(913)

Income from operations before income taxes	2,761		4,277		(1,516)	2,603		3,599		(996)

Income tax expense	893		861		(32)	1,620		1,026		(594)

Net income	1,868		3,416		(1,548)	983		2,573		(1,590)

Three months ended July 31, 2022 vs. Three months ended July 31, 2021

Net sales:

Net sales were $37.0 million and $39.8 million in the three months ended July 31, 2022 and 2021, respectively.  The decrease of $2.8 million, or 7%, was a result of decreased sales volumes.

Gross profit:

Gross profit was $9.9 million, or 27% of net sales, and $10.7 million, or 27% of net sales, in the three months ended July 31, 2022 and 2021, respectively. The decrease of $0.8 million was driven primarily by lower sales volumes with a consistent gross margin.

General and administrative expenses:

General and administrative expenses were $5.2 million and $5.6 million in the three months ended July 31, 2022 and 2021, respectively. The decrease of $0.4 million, or 6%, was primarily related to lower incentive compensation costs based on 2022 forecasted results.

Selling expenses:

Selling expenses slightly increased and were $1.3 million and $1.1 million in the three months ended July 31, 2022 and 2021, respectively.

Interest expense, net:

Net interest expense was $0.5 million and $0.3 million in the three months ended July 31, 2022 and 2021, respectively.  The increase was related primarily to increased borrowings on the Renewed Senior Credit Facility and higher interest rates.

Other (expense)/income:

Other (expense)/income was expense of less than $0.1 million and income of $0.5 million in the three months ended July 31, 2022 and 2021, respectively. The decrease was due primarily to the receipt of grants from the Canadian government for approximately $0.3 million during the three months ended July 31, 2021. Grants to the Company under these programs ended in the second quarter of 2021.

Income tax expense:

The Company's worldwide effective tax rates ("ETR") were 32% and 20% in the three months ended July 31, 2022 and 2021, respectively. The change in the ETR was largely due to changes in the mix of income and loss in various jurisdictions.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income:

Net income was $1.9 million and $3.4 million in the three months ended July 31, 2022 and 2021, respectively.  The decrease of $1.5 million was primarily due to decreased gross profit as a result of decreased sales volumes.

Six months ended July 31, 2022 vs. Six months ended July 31, 2021

Net sales:

Net sales were $68.2 million and $64.2 million in the six months ended July 31, 2022 and 2021, respectively. The increase of $4.0 million, or 6%, was a result of increased sales volumes.

Gross profit:

Gross profit was $16.9 million, or 25% of net sales, and $15.2 million, or 24% of net sales, in the six months ended July 31, 2022 and 2021, respectively. The increase of $1.7 million was primarily driven by higher sales volumes.

General and administrative expenses:

General and administrative expenses were $10.9 million and $10.0 million in the six months ended July 31, 2022 and 2021, respectively. The majority of the increase of $0.9 million, or 9%, was the result of increased incentive compensation costs and additions to headcount in support of the Company's business growth.

Selling expenses:

Selling expenses were $2.6 million and $2.1 million in the six months ended July 31, 2022 and 2021, respectively.  The increase of $0.5 million was due primarily to increased payroll and commission expenses and the additional expenses related to marketing and trade shows.

Interest expense, net:

Net interest expense was $0.9 million and $0.4 million in the six months ended July 31, 2022 and 2021, respectively. This increase was related to the sale leaseback transaction for our operating facility in Tennessee entered into in April 2021, increased borrowings on the Renewed Senior Credit Facility and higher interest rates.

Other (expense)/income:

Other (expense)/income was expense of less than $0.1 million and income of $0.9 million in the six months ended July 31, 2022 and 2021, respectively. The decrease was primarily due to the receipt of grants from the Canadian government for approximately $0.7 million in the six months ended July 31, 2021. Grants to the Company under these programs ended in the second quarter of 2021.

Income tax expense:

The Company's worldwide ETRs were 62% and 29% in the six months ended July 31, 2022 and 2021, respectively. The change in the ETR is largely due to changes in the mix of income and loss in various jurisdictions.

Net income:

Net income was $1.0 million and $2.6 million in the six months ended July 31, 2022 and 2021, respectively. The decrease of $1.6 million, or 62% was primarily the result of the increased income tax expense and the cessation of government grants in Canada.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2022 were $6.2 million compared to $8.2 million on January 31, 2022. On July 31, 2022, $0.2 million was held in the United States, and $6.0 million was held at the Company's foreign subsidiaries. The Company's working capital was $41.3 million on July 31, 2022 compared to $40.0 million on January 31, 2022. Of the working capital components, accounts receivable increased by $3.3 million and cash and cash equivalents decreased by $2.0 million as the result of the movements discussed below. As of July 31, 2022, the Company had $5.9 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $8.2 million of borrowing capacity under its foreign revolving credit agreements. The Company had $8.6 million borrowed under the Renewed Senior Credit Facility and $8.7 million borrowed under its foreign revolving credit agreements at July 31, 2022.

Net cash used in operating activities in the six months ended July 31, 2022 and 2021 was $11.2 million and $5.2 million, respectively. This increase of $6.0 million was due primarily to increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and unbilled accounts receivable, as well as a decrease in accounts payable.

Net cash used in investing activities in the six months ended July 31, 2022 and 2021 was $2.0 million and $0.9 million, respectively. The increase of $1.1 million was due primarily to expansion activities in the United Arab Emirates in preparation for the Company's intended relocation from Fujairah to Abu Dhabi, as well as capital expenditures in Canada.

Net cash provided by financing activities in the six months ended July 31, 2022 and 2021 was $10.7 million and $4.3 million, respectively. The main source of cash from financing activities during the six months ended July 31, 2022 was net proceeds from borrowings of approximately $11.3 million under the Company's credit facilities, as compared to the six months ended July 31, 2021, when net repayments were approximately $3.6 million. Additionally, during the six months ended July 31, 2021, the Company received net proceeds of $9.5 million as a result of the sale and leaseback of its land and buildings in Lebanon, Tennessee (the "Property"). Debt totaled $32.1 million and $21.9 million as of July 31, 2022 and January 31, 2022, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

Treasury stock. On October 4, 2021, the Company's Board of Directors approved a share repurchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of July 31, 2022, the Company has used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock. On July 26, 2022, the Company retired all treasury stock previously repurchased under this share repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity -Treasury Stock.

Revolving lines - North America . On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into the Credit Agreement with PNC providing for a three-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year $18 million Renewed Senior Credit Facility. The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”).

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bears interest at a rate equal to an alternate base rate, London Inter-Bank Offered Rate ("LIBOR") or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range.  Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings is the LIBOR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

Subject to certain exceptions, borrowings under the Renewed Senior Credit Facility are secured by substantially all of the North American Loan Parties’ assets. The Renewed Senior Credit Facility matures on September 20, 2026. Subject to certain qualifications and exceptions, the Renewed Senior Credit Facility contains covenants that, among other things, restrict the North American Loan Parties’ ability to create liens, merge or consolidate, consummate acquisitions, make investments, dispose of assets, incur debt, and pay dividends and other distributions. In addition, the North American Loan Parties may not make capital expenditures in excess of $5.0 million annually, plus a limited carryover of unused amounts. Further, the North American Loan Parties may not make repurchases of the Company's common stock in excess of $3.0 million.

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCCR covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of July 31, 2022, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCCR covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the FCCR covenant. The Company was in compliance with these covenants as of July 31, 2022.

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

As of July 31, 2022, the Company had borrowed an aggregate of $8.6 million at a rate of 6.50% and had $5.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at July 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 5.05% and was originally set to expire in November 2020, however, the expiration was extended due to the COVID-19 pandemic. The facility was renewed in July 2022 and is now set to expire in July 2025.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at July 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 5.78% and is set to expire in January 2023.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 1.0 million U.A.E. Dirhams (approximately $0.3 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 5.78% and is expected to expire in June 2023 in connection with the completion of the project.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 6.53% and is expected to expire in May 2024 in connection with the completion of the project.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $5.3 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and expired in June 2022, however the Company has started the renewal process for this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 22.7 million Egyptian Pounds (approximately $1.2 million at July 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and is expected to expire in November 2022 in connection with the completion of the project.

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 20.0 million Saudi Riyal (approximately $5.3 million at July 31, 2022) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility has an interest rate of approximately 6.5% and is set to expire in April 2023.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of July 31, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.6 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of July 31, 2022. On July 31, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, based on the stated interest rate in the agreement for the Egypt credit arrangement, and based on the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of July 31, 2022, the Company's interest rates ranged from 5.05% to 8.0%, with a weighted average rate of 7.21%, and the Company had facility limits totaling $19.6 million under these credit arrangements. As of July 31, 2022, $2.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2022, the Company had borrowed $8.7 million and had an additional $8.2 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of July 31, 2022 and January 31, 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a 15-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

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

Liquidity from Canadian government grants

During 2020 and 2021, the Company's subsidiary, Perma-Pipe Canada, Ltd., received relief in the form of grants from the Canadian government of approximately $0.7 million during the year ended January 31, 2022. Grants to the Company ended in the second quarter of 2021. The proceeds from these grants were recognized in other (expense)/income in the consolidated statement of operations.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.2 million as of July 31, 2022, with a remaining balance due in the amount of $2.7 million, all of which pertains to retention clauses within the agreements of the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. $1.1 million of this retention amount is reclassified to a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during June 2022 received a partial payment to settle $0.9 million of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of July 31, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2022. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

On October 4, 2021, the Company's Board of Directors approved a stock purchase program, which authorizes the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases are permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of July 31, 2022, the Company has used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock. On July 26, 2022, the Company retired all treasury stock previously repurchased under this stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was r ecorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity - Treasury Stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2022 - May 31, 2022	-	-	-	1,008,444
June 1, 2022 - June 30, 2022	-	-	-	1,008,444
July 1, 2022 - July 31, 2022	4,887	8.85	4,887	964,496
Total	4,887		4,887

Item 6.	Exhibits

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 7, 2022	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 7, 2022	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)