Form 10-Q
period 2022-10-31
Perma-Pipe International Holdings, Inc.
filed 2022-12-06
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

On December 2, 2022, there were 8,004,602 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2022

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net sales	$37,903	$35,199	$106,128	$99,426
Cost of sales	26,773	27,570	78,063	76,549
Gross profit	11,130	7,629	28,065	22,877

Operating expenses
General and administrative expenses	5,284	4,635	16,180	14,643
Selling expenses	1,310	1,303	3,863	3,397
Total operating expenses	6,594	5,938	20,043	18,040

Income from operations	4,536	1,691	8,022	4,837

Interest expense, net	717	270	1,585	717
Other (expense)/income	(948)	98	(963)	997
Income before income taxes	2,871	1,519	5,474	5,117

Income tax expense	1,143	1,024	2,763	2,049

Net income	$1,728	$495	$2,711	$3,068

Weighted average common shares outstanding
Basic	8,004	8,126	8,096	8,148
Diluted	8,146	8,393	8,238	8,408

Earnings per share
Basic	$0.22	$0.06	$0.33	$0.38
Diluted	$0.21	$0.06	$0.33	$0.36

See accompanying notes to consolidated financial statements.

Note: Per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited)

(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income	$1,728	$495	$2,711	$3,068

Other comprehensive (loss)/income
Foreign currency translation adjustments, net of tax	(2,735)	22	(4,122)	(88)
Minimum pension liability adjustment, net of tax	1,247	-	1,247	-
Other comprehensive (loss)/income	(1,488)	22	(2,875)	(88)
Comprehensive income/(loss)	$240	$517	$(164)	$2,980

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2022	January 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,578	$8,214
Restricted cash	1,147	1,557
Trade accounts receivable, less allowance for doubtful accounts of $502 at October 31, 2022 and $486 at January 31, 2022	44,026	44,449
Inventories, net	14,779	13,760
Prepaid expenses and other current assets	6,817	5,444
Unbilled accounts receivable	8,664	2,656
Costs and estimated earnings in excess of billings on uncompleted contracts	5,381	2,309
Total current assets	89,392	78,389
Long-term assets
Property, plant and equipment, net of accumulated depreciation	23,637	24,756
Operating lease right-of-use asset	6,616	11,213
Deferred tax assets	729	811
Goodwill	2,186	2,342
Other long-term assets	3,249	5,890
Total long-term assets	36,417	45,012
Total assets	$125,809	$123,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,001	$13,618
Accrued compensation and payroll taxes	1,784	1,612
Commissions and management incentives payable	1,892	2,047
Revolving line - North America	7,133	634
Current maturities of long-term debt	7,193	6,750
Customers' deposits	3,530	3,072
Outside commission liability	2,589	1,255
Operating lease liability short-term	1,108	1,496
Other accrued liabilities	4,614	4,616
Billings in excess of costs and estimated earnings on uncompleted contracts	1,262	1,277
Income taxes payable	2,350	2,020
Total current liabilities	47,456	38,397
Long-term liabilities
Long-term debt, less current maturities	4,366	5,059
Long-term finance obligation	9,244	9,327
Deferred compensation liabilities	1,766	3,379
Deferred tax liabilities	896	712
Operating lease liability long-term	6,387	11,270
Other long-term liabilities	903	800
Total long-term liabilities	23,562	30,547
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,004 issued and outstanding at October 31, 2022 and 8,152 issued and outstanding at January 31, 2022	80	82
Additional paid-in capital	62,307	61,766
Treasury stock, no shares at October 31, 2022 and 234 shares at January 31, 2022	-	(1,992)
Accumulated deficit	(1,617)	(2,295)
Accumulated other comprehensive loss	(5,979)	(3,104)
Total stockholders' equity	54,791	54,457
Total liabilities and stockholders' equity	$125,809	$123,401

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net loss	-	-	(885)	-	-	(885)
Common stock issued under stock plans, net of shares used for tax withholding	-	16	-	-	-	16
Stock-based compensation expense	-	236	-	-	-	236
Foreign currency translation adjustment	-	-	-	-	(932)	(932)
Total stockholders' equity at April 30, 2022	$82	$62,018	$(3,180)	$(1,992)	$(4,036)	$52,892

Net income	-	-	1,868	-	-	1,868
Common stock issued under stock plans, net of shares used for tax withholding	-	(247)	-	-	-	(247)
Repurchase of common stock	-	-	-	(43)	-	(43)
Retirement of treasury stock	(2)	-	(2,033)	2,035	-	-
Stock-based compensation expense	-	284	-	-	-	284
Foreign currency translation adjustment	-	-	-	-	(455)	(455)
Total stockholders' equity at July 31, 2022	$80	$62,055	$(3,345)	$-	$(4,491)	$54,299

Net income	-	-	1,728	-	-	1,728
Common stock issued under stock plans, net of shares used for tax withholding	-	9	-	-	-	9
Stock-based compensation expense	-	243	-	-	-	243
Pension liability	-	-	-	-	1,247	1,247
Foreign currency translation adjustment	-	-	-	-	(2,735)	(2,735)
Total stockholders' equity at October 31, 2022	$80	$62,307	$(1,617)	$-	$(5,979)	$54,791

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2021	$82	$60,875	$(8,357)	$-	$(3,287)	$49,313

Net loss	-	-	(843)	-	-	(843)
Stock-based compensation expense	-	272	-	-	-	272
Foreign currency translation adjustment	-	-	-	-	40	40
Total stockholders' equity at April 30, 2021	$82	$61,147	$(9,200)	$-	$(3,247)	$48,782

Net income	-	-	3,416	-	-	3,416
Common stock issued under stock plans, net of shares used for tax withholding	(1)	(254)	-	-	-	(255)
Stock-based compensation expense	-	276	-	-	-	276
Foreign currency translation adjustment	-	-	-	-	(150)	(150)
Total stockholders' equity at July 31, 2021	$81	$61,169	$(5,784)	$-	$(3,397)	$52,069

Net income	-	-	495	-	-	495
Common stock issued under stock plans, net of shares used for tax withholding	-	22	-	-	-	22
Repurchase of common stock	-	-	-	(496)	-	(496)
Stock-based compensation expense	-	270	-	-	-	270
Foreign currency translation adjustment	-	-	-	-	22	22
Total stockholders' equity at October 31, 2021	$81	$61,461	$(5,289)	$(496)	$(3,375)	$52,382

Shares	2022	2021
Balances at beginning of year	8,151,754	8,164,989
Treasury stock purchased	(4,887)	(234,281)
Shares issued, net of shares used for tax withholding	92,016	221,046
Prior period adjustments	(234,281)	-
Balances at period end	8,004,602	8,151,754

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended October 31,
	2022	2021
Operating activities
Net income	$2,711	$3,068
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation and amortization	2,781	3,259
Deferred tax expense	358	361
Stock-based compensation expense	763	818
Non-cash pension termination expense	813	-
Provision on uncollectible accounts	20	11
Loss on disposal of fixed assets	134	122
Changes in operating assets and liabilities
Accounts receivable	(4,345)	(11,189)
Inventories, net	(1,545)	(3,241)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,086)	1,794
Accounts payable	513	5,859
Accrued compensation and payroll taxes	126	1,800
Customers' deposits	1,250	1,413
Income taxes receivable and payable	530	729
Prepaid expenses and other current assets	(785)	(1,011)
Unbilled accounts receivable	(7,037)	(3,167)
Other assets and liabilities	1,699	(658)
Net cash used in operating activities	(5,100)	(32)
Investing activities
Capital expenditures	(3,236)	(1,951)
Proceeds from sales of property and equipment	117	44
Net cash used in investing activities	(3,119)	(1,907)
Financing activities
Proceeds from revolving lines	62,778	13,289
Payments of debt on revolving lines	(54,259)	(11,436)
Payments of debt on mortgage	-	(4,823)
Proceeds from finance obligation, net of issuance costs	-	9,538
Payments of principal on finance obligation	(65)	(107)
Payments of other debt	(198)	(174)
Increase/(decrease) in drafts payable	(130)	(8)
Payments on finance lease obligations, net	(251)	(291)
Repurchase of common stock	(43)	(496)
Stock options exercised and taxes paid related to restricted shares vested	(222)	(233)
Net cash provided by financing activities	7,610	5,259
Effect of exchange rate changes on cash, cash equivalents and restricted cash	563	69
Net (decrease)/increase in cash, cash equivalents and restricted cash	(46)	3,389
Cash, cash equivalents and restricted cash - beginning of period	9,771	8,375
Cash, cash equivalents and restricted cash - end of period	$9,725	$11,764
Supplemental cash flow information
Interest paid	$1,505	$672
Income taxes paid	$2,107	$725

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2022

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2022 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2022 and 2021 are for the fiscal year ending  January 31, 2023 and the fiscal year ended  January 31, 2022, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2022 as filed with the SEC on April 19, 2022 for discussion of the Company's significant accounting policies. During the nine months ended October 31, 2022, the following accounting policies were adopted.

Treasury Stock

In accordance with Accounting Standards Codification ("ASC") Topic 505, "Equity", the Company accounted for share repurchases pursuant to its expired repurchase program under the cost method. This resulted in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets and on the Company's consolidated statements of stockholders' equity. These amounts included costs associated with the acquisition of the shares. On  July 26, 2022, the Company retired all treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity -Treasury Stock.

Subsequent Events

The Company has evaluated subsequent events through December 6, 2022, the date the financial statements were issued. No material subsequent events occurred during this time that would require recognition or disclosure in these financial statements.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on evaluations of customers' financial condition, including the availability of credit insurance. In the United States, collateral is not generally required. In the Middle East, North Africa and India, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to each customer and are presented net of any allowance for claims and doubtful accounts. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management exercises judgment in adjusting the allowance as a consequence of known events, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for doubtful accounts.

One of the Company’s accounts receivable in the total amount of $2.7 million and $3.6 million as of October 31, 2022 and January 31, 2022, respectively, has been outstanding for several years. As of October 31, 2022, the entire balance represents a retention receivable that is payable upon the commissioning of the system. Due to the long-term nature of the receivable, $2.5 million and $2.0 million were included in other long-term assets as of October 31, 2022 and January 31, 2022, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. In June 2022, the Company received a partial payment to settle $0.9 million of the customer's outstanding balance. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this outstanding receivable as of October 31, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended October 31, 2022, one customer accounted for 10.5% of the Company's consolidated net sales, and during the same period in 2021, no individual customer accounted for greater than 10% of the Company’s consolidated net sales. For the nine months ended October 31, 2022 and 2021, no individual customer accounted for greater than 10% of the Company’s consolidated net sales.

As of  October 31, 2022 and January 31, 2022, one customer accounted for 11.2% and 11.9% of the Company's accounts receivable, respectively.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Systems and Coating - which include all bundled products in which PPIH engineers and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and land-lines. Additionally, this systems classification includes coating applied to pipes and structures.

2)	Products - which include cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Sales	% to Total	Sales	% to Total	Sales	% to Total	Sales	% to Total
Products	$4,363	12%	$3,340	10%	$11,144	10%	$10,475	11%

Specialty Piping Systems and Coating
Revenue recognized under input method	12,593	33%	9,166	26%	35,918	34%	33,118	33%
Revenue recognized under output method	20,947	55%	22,693	64%	59,066	56%	55,833	56%
Total	$37,903	100%	$35,199	100%	$106,128	100%	$99,426	100%

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  October 31, 2022 will be billed and collected within one year.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	October 31, 2022	January 31, 2022
Costs incurred on uncompleted contracts	$17,901	$20,021
Estimated earnings	9,209	12,030
Earned revenue	27,110	32,051
Less billings to date	22,991	31,019
Costs in excess of billings, net	$4,119	$1,032
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$5,381	$2,309
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,262)	(1,277)
Costs in excess of billings, net	$4,119	$1,032

Substantially all of the $0.8 million contract liabilities balance as of January 31, 2021 was recognized in revenues during 2021 and substantially all of the $1.3 million contract liabilities balance as of January 31, 2022 is expected to be recognized in revenues during 2022.

Unbilled accounts receivable:

The Company has recorded $8.7 million and $2.7 million of unbilled accounts receivable on the consolidated balance sheets as of October 31, 2022 and January 31, 2022, respectively, from revenues generated by its subsidiaries in the Middle East, North Africa and India. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and await customer to pick up or arrange shipping for the product before billing can be made. All of the amounts included in unbilled accounts receivable as of  October 31, 2022 are expected to be billed before January 31, 2023.

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

Note 5 - Income taxes

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Income earned in the United Arab Emirates (the "U.A.E.") is not subject to local country income tax. Additionally, the relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's worldwide effective tax rate ("ETR") from operations for the three months ended October 31, 2022 and 2021 was 40% and 67%, respectively. The Company's worldwide ETR was 50% and 40% for the nine months ended October 31, 2022 and 2021, respectively. The change in the ETR is largely due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends-received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, including withholding taxes. As such, the Company has accrued a liability of $0.6 million as of October 31, 2022 related to these taxes.

The Inflation Reduction Act ("IRA") was signed into law in August 2022.  The Company has evaluated the provisions of the IRA and does not expect any material impact to our consolidated provision for income taxes.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At October 31, 2022, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three and nine months ended October 31, 2022 and 2021.

During July 2022, flooding in the U.A.E. negatively impacted the Company's facility in Fujairah. The Company has an insurance policy with a deductible amount of $50 thousand. During the three and nine months ended October 31, 2022, the Company recognized a net loss amount of less than $0.1 million in other (expense)/income in the consolidated statements of operations, inclusive of the write off of damaged inventory and fixed assets and the applicable claim deductible, partially offset by the approved insurance proceeds. As additional information becomes available, the Company will recognize any additional impact to the financial statements. The Company expects that any losses will be recovered as a result of its pending insurance claim.

The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2022 and January 31, 2022 was attributable to the purchase of Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2022	Foreign exchange change effect	October 31, 2022
Goodwill	$2,342	$(156)	$2,186

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At October 31, 2022, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three or nine months ended October 31, 2022. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

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

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At October 31, 2022 the Company had reserved a total of 309,875  shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2022	2021	2022	2021
Restricted stock-based compensation expense	$243	$270	$763	$818
Total stock-based compensation expense	$243	$270	$763	$818

Stock Options

The Company did not grant any stock options during the three or nine months ended October 31, 2022. The following table summarizes the Company's stock option activity:

(Options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 31, 2022	67	$9.51	1.7	$63
Exercised	(14)	6.63	-	49
Expired or forfeited	(11)	10.62	-	-
Outstanding at October 31, 2022	42	10.62	1.7	22

Options exercisable at October 31, 2022	42	$10.62	1.7	$22

There was no vesting, expiration or forfeiture of previously unvested stock options during the nine months ended October 31, 2022. As of October 31, 2022, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the nine months ended October 31, 2022:

(Shares in thousands)	Restricted Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 31, 2022	354	$7.48	$2,652
Granted	102	10.96
Vested and issued	(147)	7.30
Forfeited or retired for taxes	(42)	6.87
Outstanding at October 31, 2022	267	$8.55	$2,287

As of October 31, 2022, there was $1.4 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 - Retirement plans

Pension plan termination. The defined benefit plan (the "Plan") that covered the hourly rate employees of a non-operating filtration business unit, previously located in Winchester, Virginia, was frozen on June 30, 2013 per the third Amendment to the Plan dated May 15, 2013. The accrued benefit of each participant was frozen as of the freeze date, and no further benefits accrued with respect to any service or hours of service after the freeze date. The benefits were based on fixed amounts multiplied by years of service of participants.

In the third quarter of 2022, the Company’s Board of Directors approved the termination of the Plan. The Company provided participants of the Plan an option to elect either a lump sum distribution or an annuity. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution. That insurance company became responsible for administering and paying pension benefit payments effective December 1, 2022.

During the three and nine months ended October 31, 2022, the Company recognized a non-cash pre-tax settlement charge of $0.9 million, within other income/(expense) in the consolidated statements of operations in connection with the Plan termination process, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the Plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $0.1 million for the three and nine months ended October 31, 2022, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Plan. The Plan termination did not require a cash outlay by the Company. Upon completion of the pension termination and settlement processes, the Company expects a remaining pension surplus investment balance of approximately $0.9 million.

Note 9 - Earnings per share

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share data)	2022	2021	2022	2021
Basic weighted average common shares outstanding	8,004	8,126	8,096	8,148
Dilutive effect of equity compensation plans	142	267	142	260
Weighted average common shares outstanding assuming full dilution	8,146	8,393	8,238	8,408

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	105	60	105	66
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	142	267	142	260

Net income	$1,728	$495	$2,711	$3,068

Income per share
Basic	$0.22	$0.06	$0.33	$0.38
Diluted	$0.21	$0.06	$0.33	$0.36

Note 10 - Debt

Debt totaled $28.0 million and $21.9 million at October 31, 2022 and January 31, 2022, respectively.

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate, London Inter-Bank Offered Rate ("LIBOR") or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings is the LIBOR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCF covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of October 31, 2022, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCF covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the FCF covenant. The Company was in compliance with these covenants as of October 31, 2022.

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

As of October 31, 2022, the Company had borrowed an aggregate of $7.1 million at a rate of 7.25% and had $7.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility.

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

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.2 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2022. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 5.05% and was originally set to expire in  November 2020, however, the expiration was extended due to the COVID-19 pandemic. The facility was renewed in July 2022 and is now set to expire in July 2025.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at October 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 6.99% and is set to expire in  January 2023.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 1.0 million U.A.E. Dirhams (approximately $0.3 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 6.99% and is expected to expire in  June 2023 in connection with the completion of the project.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 6.53% and is expected to expire in  May 2024 in connection with the completion of the project.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $4.1 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and expired in June 2022, however the Company has started the renewal process for this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 13.5 million Egyptian Pounds (approximately $0.6 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and was set to expire in November 2022, however, the Company is in the process of extending it in connection with the completion of the project.

In August 2022, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $4.1 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable, to be tested annually at fiscal year-end. The facility has an interest rate of approximately 8.00% and is set to expire in August 2023.

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 20.0 million Saudi Riyal (approximately $5.3 million at  October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility has an interest rate of approximately 7.43% and is set to expire in April 2023.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of October 31, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.6 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of October 31, 2022. On October 31, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, based on the stated interest rate in the agreements for the Egypt credit arrangements, and based on the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2022, the Company's interest rates ranged from 5.05% to 8.00%, with a weighted average rate of 7.36%, and the Company had facility limits totaling $21.9 million under these credit arrangements. As of October 31, 2022, $3.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2022, the Company had borrowed $6.6 million and had an additional $12.1 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2022 and January 31, 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of October 31, 2022, the remaining balance on the mortgage in Canada is approximately CAD 6.5 million (approximately $4.7 million at October 31, 2022). The interest rate is variable, and was 7.30% at October 31, 2022. Principal payments began in January 2018.

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

Note 11 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company intends to build a facility. The annual payments are initially expected to be approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at October 31, 2022), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments were deferred until August 2022 and have now commenced. The lease expires in August 2050.

In March 2022, the Company served a Notice of Termination to its lessor for a portion of the Company's lease of certain land and buildings in Fujairah in the U.A.E. The Company served the Notice of Termination in connection with the Company's intended relocation to a different facility under a new lease in Abu Dhabi. The termination took effect in September 2022 and the Company expects to vacate the space in December 2022. The Company is required to pay an additional amount equal to three months' rent after the termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of October 31, 2022. The termination resulted in decreases of $0.3 million, $4.0 million and $3.6 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of October 31, 2022. The termination also resulted in a decrease in rent expense of $0.8 million in the consolidated statement of operations for the nine months ended October 31, 2022. The Company will continue to lease the remaining land and buildings under the Fujairah lease until 2032.

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

At October 31, 2022, the Company had total operating lease liabilities of $7.5 million and operating ROU assets of $6.6 million, which are reflected in the consolidated balance sheets. At October 31, 2022, the Company also had total finance lease liabilities of $0.2 million included in current maturities of long-term debt, and total finance ROU assets of $0.5 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	October 31, 2022	January 31, 2022
Finance leases assets:
Property and Equipment - gross	$1,140	$1,221
Accumulated depreciation and amortization	(635)	(490)
Property and Equipment - net	$505	$731

Finance lease liabilities:
Finance lease liability short-term	$242	$357
Finance lease liability long-term	-	173
Total finance lease liabilities	$242	$530

Operating lease assets:
Operating lease ROU assets	$6,616	$11,213

Operating lease liabilities:
Operating lease liability short-term	$1,108	$1,496
Operating lease liability long-term	6,387	11,270
Total operating lease liabilities	$7,495	$12,766

Total lease costs consist of the following (in thousands):

		Three Months Ended October 31,		Nine Months Ended October 31,
Lease costs	Consolidated Statements of Operations Classification	2022	2021	2022	2021
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$59	$65	$176	$184
Interest on lease liabilities	Interest expense	6	13	24	42
Operating lease costs	Cost of sales, SG&A expenses	608	620	1,195	1,890
Short-term lease costs (1)	Cost of sales, SG&A expenses	99	255	171	454
Sub-lease income	SG&A expenses	(20)	(20)	(61)	(61)
Total Lease costs		$752	$933	$1,505	$2,509

(1) Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$251	$203
Operating cash outflows from finance leases	24	28
Operating cash outflows from operating leases	1,377	985

	Nine Months Ended October 31,
	2022	2021
ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-	$201
Operating leases liabilities	-	89

Weighted-average lease terms and discount rates are as follows:

October 31, 2022
Weighted-average remaining lease terms (in years):
Finance leases	0.8
Operating leases	16.7

Weighted-average discount rates:
Finance leases	10.6%
Operating leases	7.8%

Maturities of lease liabilities as of October 31, 2022, are as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the three months ending January 31, 2023	$952	$85
For the year ending January 31, 2024	1,745	165
For the year ending January 31, 2025	931	-
For the year ending January 31, 2026	725	-
For the year ending January 31, 2027	725	-
For the year ending January 31, 2028	689	-
Thereafter	8,975	-
Total lease payments	14,742	250
Less: amount representing interest	(7,247)	(8)
Total lease liabilities at October 31, 2022	$7,495	$242

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million and $0.9 millionfor the three months ended  October 31, 2022 and 2021, respectively.

Note 12 - Restricted cash

Restricted cash held by foreign subsidiaries was $1.1 million and $ 1.7 million as of October 31, 2022 and 2021, respectively, and is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	October 31, 2022	October 31, 2021
Cash and cash equivalents	$8,578	$10,018
Restricted cash	1,147	1,746
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,725	$11,764

Note 13 - Fair value

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable market rates.

Note 14 - Recent accounting pronouncements

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

Note 15 - Treasury stock

The stock repurchase program, which was approved by the Company's Board of Directors on  October 4, 2021, expired on October 3, 2022. The repurchase program authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. In total, the Company used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock under the program. There were no purchases of shares of the Company's common stock made by or on behalf of the Company during the three months ended October 31, 2022. On  July 26, 2022, the Company retired all treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity -Treasury Stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the program (In thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	59	$8.45	59	$2,505
November 1, 2021 - November 30, 2021	21	8.55	21	2,323
December 1, 2021 - December 31, 2021	56	7.99	56	1,872
January 1, 2022 - January 31, 2022	98	8.81	98	1,008
July 1, 2022 - July 31, 2022	5	8.85	5	964
Total	239		239

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained under the caption MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2022 and 2021 are for the fiscal year ending January 31, 2023 and the fiscal year ended January 31, 2022, respectively.

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

Oil and Gas Market

Increases in oil prices helped to improve demand for the Company's products in the oil and gas markets during the three and nine months ended October 31, 2022 as compared to the same periods in 2021. In particular, the Company's activity level in Canada has increased significantly due to the rise in energy prices.  West Texas Intermediate crude oil average prices have increased from approximately $68 per barrel in 2021 to approximately $96 per barrel in the year-to-date 2022.

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

Liquidity Position

The Company further enhanced its liquidity position on September 17, 2021 when it executed an extension of a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a new five-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”).  As of October 31, 2022, the Company had borrowed an aggregate of $7.1 million and had $7.9 million available under the Renewed Senior Credit Facility.  See further discussion of the Company's liquidity position as of October 31, 2022 in "Liquidity and capital resources" below.  Additionally, as of October 31, 2022, the Company had borrowed $6.6 million and had an additional $12.1 million of borrowing remaining available under its foreign revolving credit arrangements.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on large discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended October 31,					Nine Months Ended October 31,
	2022		2021		Change favorable/(unfavorable)	2022		2021		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$37,903		$35,199		$2,704	$106,128		$99,426		$6,702

Gross profit	11,130	29%	7,629	22%	3,501	28,065	26%	22,877	23%	5,188

General and administrative expenses	5,284	14%	4,635	13%	(649)	16,180	15%	14,643	15%	(1,537)

Selling expense	1,310	3%	1,303	4%	(7)	3,863	4%	3,397	3%	(466)

Interest expense, net	717		270		(447)	1,585		717		(868)

Other (expense)/income	(948)		98		(1,046)	(963)		997		(1,960)

Income before income taxes	2,871		1,519		1,352	5,474		5,117		357

Income tax expense	1,143		1,024		(119)	2,763		2,049		(714)

Net income	1,728		495		1,233	2,711		3,068		(357)

Three months ended October 31, 2022 vs. Three months ended October 31, 2021

Net sales:

Net sales were $ 37.9 million and $ 35.2 million in the three months ended October 31, 2022 and 2021, respectively.  The  increase o f $2.7  million, or 8% , was a result of higher sales volumes and pricing in North America.

Gross profit:

Gross profit was $11.1 million, or 29% of net sales, and $7.6 million, or 22% of net sales, in the three months ended October 31, 2022 and 2021, respectively. The increase of $3.5 million was driven primarily by higher sales volumes and improved gross margins.

General and administrative expenses:

General and administrative expenses were $5.3 million and $4.6 million in the three months ended October 31, 2022 and 2021, respectively. The increase of $0.7 million, or 15%, was primarily related to higher incentive compensation costs based on 2022 forecasted results.

Selling expenses:

Selling expenses did not change and were $1.3 million in the three months ended October 31, 2022 and 2021.

Interest expense, net:

Net interest expense was $0.7 million and $0.3 million in the three months ended October 31, 2022 and 2021, respectively.  The increase was related primarily to increased borrowings and higher interest rates. In connection with the termination of the Company's defined benefit plan during the quarter, a current year net periodic benefit cost of $0.2 million was recognized during the three months ended October 31, 2022.

Other (expense)/income:

Other (expense)/income was expense of $0.9 million versus an income of $0.1 million in the three months ended October 31, 2022 and 2021, respectively. The change was due primarily to a non-cash pre-tax settlement charge of $0.9 million resulting from the termination of the Company's pension plan.

Income tax expense:

The Company's worldwide effective tax rates ("ETR") were 40% and 67% in the three months ended October 31, 2022 and 2021, respectively. The change in the ETR was largely due to changes in the mix of income and loss in various jurisdictions.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income:

Net income was $1.7 million and $0.5 million in the three months ended October 31, 2022 and 2021, respectively.  The increase of $1.2 million was primarily due to increased gross profit as a result of increased sales volumes.

Nine months ended October 31, 2022 vs. Nine months ended October 31, 2021

Net sales:

Net sales were $106.1 million and $99.4 million in the nine months ended October 31, 2022 and 2021, respectively. The increase of $6.7 million, or 7%, was a result of increased sales volumes and pricing in North America.

Gross profit:

Gross profit was $28.1 million, or 26% of net sales, and $22.9 million, or 23% of net sales, in the nine months ended October 31, 2022 and 2021, respectively. The increase of $5.2 million was driven primarily by higher sales volumes and improved gross margins.

General and administrative expenses:

General and administrative expenses were $16.2 million and $14.6 million in the nine months ended October 31, 2022 and 2021, respectively. The majority of the increase of $1.6 million, or 11%, was the result of increased incentive compensation costs and additions to headcount in support of the Company's business growth.

Selling expenses:

Selling expenses were $3.9 million and $3.4 million in the nine months ended October 31, 2022 and 2021, respectively.  The increase of $0.5 million was due primarily to increased payroll and commission expenses and the additional expenses related to marketing and trade shows.

Interest expense, net:

Net interest expense was $1.6 million and $0.7 million in the nine months ended October 31, 2022 and 2021, respectively. This increase was related to increased borrowings and higher interest rates as well as the sale leaseback transaction for the operating facility in Tennessee entered into in April 2021. Additionally, in connection with the termination of the Company's defined benefit plan during the quarter, a current year net periodic benefit cost of $0.2 million was recognized during the nine months ended October 31, 2022.

Other (expense)/income:

Other (expense)/income was expense of $1.0 million versus income of $1.0 million in the nine months ended October 31, 2022 and 2021, respectively. The change was in part due to a non-cash pre-tax settlement charge of $0.9 million resulting from the termination of the Company's pension plan. Additionally, grants from the Canadian government for approximately $0.7 million were received in the nine months ended October 31, 2021. Grants to the Company under these programs ended in the second quarter of 2021.

Income tax expense:

The Company's worldwide ETRs were 50% and 40% in the nine months ended October 31, 2022 and 2021, respectively. The change in the ETR is largely due to changes in the mix of income and loss in various jurisdictions.

Net income:

Net income was $2.7 million and $3.1 million in the  nine months ended October 31, 2022 and 2021, respectively.  The decrease of $0.4 million was primarily due to increases in general and administrative, selling, interest and other expenses, partially offset by increased gross profit as a result of increased sales volumes.

Liquidity and capital resources

Cash and cash equivalents as of  October 31, 2022 were $ 8.6 million compared to $ 8.2 million on January 31, 2022. On October 31, 2022, $ 0.1 million was held in the United States, and $ 8.5 million was held at the Company's foreign subsidiaries. The Company's working capital was $ 41.9 million on  October 31, 2022 compared to $ 40.0 million on  January 31, 2022. Of the working capital components, accounts receivable  decreased by $ 0.4 million and cash and cash equivalents  increased by $ 0.4 million as the result of the movements discussed below. As of October 31, 2022, the Company ha d $7.9  million of borrowing capacity under the Renewed Senior Credit Facility in North America and $12.1  million of borrowing capacity under its foreign revolving credit agreements. The Company had $7.1  million borrowed under the Renewed Senior Credit Facility and $6.6  million borrowed under its foreign revolving credit agreements at October 31, 2022.

Net cash used in operating activities in the nine months ended October 31, 2022 and 2021 was $5.1 million and less than $0.1 million, respectively. This increase of $5.1 million was due primarily to increases in unbilled accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and a decrease to accounts payable, offset by changes to accounts receivable and other assets and liabilities.

Net cash used in investing activities in the nine months ended October 31, 2022 and 2021 was $3.1 million and $1.9 million, respectively. The increase of $1.2 million was due primarily to expansion activities in the United Arab Emirates in preparation for the Company's intended relocation from Fujairah to Abu Dhabi, as well as capital expenditures in Canada.

Net cash provided by financing activities in the nine months ended October 31, 2022 and 2021 was $7.6 million and $5.3 million, respectively. The main source of cash from financing activities during the nine months ended October 31, 2022 was net proceeds from borrowings of approximately $8.5 million under the Company's credit facilities, as compared to the nine months ended October 31, 2021, when net proceeds were approximately $1.9 million. Additionally, during the nine months ended October 31, 2021, the Company received net proceeds of $9.5 million as a result of the sale and leaseback of its land and buildings in Lebanon, Tennessee (the "Property"), partially offset by payment of $4.8 million to settle the mortgage debt. Debt totaled $28.0 million and $21.9 million as of October 31, 2022 and January 31, 2022, respectively. For additional information, see Note 10 - Debt, in the Notes to Consolidated Financial Statements.

Treasury stock. On October 4, 2021, the Company's Board of Directors approved a share repurchase program, which authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. As of October 31, 2022, the Company used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock. On July 26, 2022, the Company retired all treasury stock previously repurchased under the share repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity -Treasury Stock.

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate, London Inter-Bank Offered Rate ("LIBOR") or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range.  Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings is the LIBOR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCF covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of October 31, 2022, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCF covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the FCF covenant. The Company was in compliance with these covenants as of October 31, 2022.

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

As of October 31, 2022 , the Company had borrowed an aggregate of $7.1  million at a rate of 7.25%  and had $7.9  million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 5.05% and was originally set to expire in November 2020, however, the expiration was extended due to the COVID-19 pandemic. The facility was renewed in July 2022 and is now set to expire in July 2025.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at October 31, 2022) from a bank in the U.A.E. The facility has an interest rate of approximately 6.99% and is set to expire in January 2023.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 1.0 million U.A.E. Dirhams (approximately $0.3 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 6.99% and is expected to expire in June 2023 in connection with the completion of the project.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 6.53% and is expected to expire in May 2024 in connection with the completion of the project.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $4.1 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and expired in June 2022, however the Company has started the renewal process for this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 13.5 million Egyptian Pounds (approximately $0.6 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and was set to expire in November 2022, however, the Company is in the process of extending it in connection with the completion of the project.

In August 2022, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $4.1 million at October 31, 2022). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable, to be tested annually at fiscal year-end. The facility has an interest rate of approximately 8.00% and expired in August 2023.

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 20.0 million Saudi Riyal (approximately $5.3 million at October 31, 2022) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility has an interest rate of approximately 7.43% and is set to expire in April 2023.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of October 31, 2022, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.6 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of October 31, 2022. On October 31, 2022, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, based on the stated interest rate in the agreement for the Egypt credit arrangement, and based on the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2022, the Company's interest rates ranged from 5.05% to 8.00%, with a weighted average rate of 7.36%, and the Company had facility limits totaling $21.9 million under these credit arrangements. As of October 31, 2022, $3.2 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2022, the Company had borrowed $6.6 million and had an additional $12.1 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2022 and January 31, 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

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

In accordance with ASC Topic 842, "Leases", this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.2 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2022. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

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

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.2 million as of October 31, 2022, with a remaining balance due in the amount of $2.7 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $2.5 million is classified in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during June 2022 received a partial payment to settle $0.9 million of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2022 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of October 31, 2022. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2022. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

The stock repurchase program, which was approved by the Company's Board of Directors on October 4, 2021, expired on October 3, 2022. The repurchase program authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions over the course of 12 months, depending upon current market conditions and other factors. In total, the Company used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock under the program. There were no purchases of shares of the Company's common stock made by or on behalf of the Company during the three months ended October 31, 2022.

On July 26, 2022, the Company retired all treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as an increase to accumulated deficit in accordance with ASC 505-30, Equity - Treasury Stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the program (In thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	59	$8.45	59	$2,505
November 1, 2021 - November 30, 2021	21	8.55	21	2,323
December 1, 2021 - December 31, 2021	56	7.99	56	1,872
January 1, 2022 - January 31, 2022	98	8.81	98	1,008
July 1, 2022 - July 31, 2022	5	8.85	5	964
Total	239		239

Item 6.	Exhibits

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	December 6, 2022	/s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 6, 2022	/s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)