Form 10-K
period 2023-01-31
Perma-Pipe International Holdings, Inc.
filed 2023-04-27
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $70,329,129.52 based on the closing sale price of $9.23 per share as reported on the Nasdaq Global Market on July 29, 2022.

The number of shares of the registrant's common stock outstanding at April 25, 2023 was 8,007,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2023

PART I

Cautionary Statements Regarding Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely," and "probable," or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, the following:

Market Condition Risks

•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and access to capital funds;

Financial Risks

•	the Company’s ability to repay its debt and renew expiring international credit facilities;
•	the Company’s ability to effectively execute its strategic plan and achieve sustained profitability and positive cash flows;
•	the Company's ability to collect a long-term account receivable related to a project in the Middle East;
•	the Company's ability to interpret and adapt to changes in tax regulations and legislation;
•	the Company’s ability to use its net operating loss carryforwards;
•	reversals of previously recorded revenue and profits resulting from inaccurate estimates made in connection with the Company’s "over time" revenue recognition;
•	the Company’s failure to establish and maintain effective internal control over financial reporting;

Business Condition Risks

•	the timing of order receipt, execution, delivery and acceptance for the Company’s products;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	risks and uncertainties specific to the Company's international business operations;

General Risks

•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives;
•	the impact of pandemics and other public health crises on the Company and its operations; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is traded on the Nasdaq Global Market and reported under the ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2023, 2022 and 2021 are for the fiscal year ending January 31, 2024 and the fiscal years ended January 31, 2023 and 2022, respectively.

PRODUCTS AND SERVICES

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

Operating Facilities. The Company operates its business from the following locations:

Perma-Pipe, Inc.	Perma-Pipe Middle East LLC
Niles, IL	Abu Dhabi, United Arab Emirates
New Iberia, LA	Perma-Pipe Middle East FZC
Lebanon, TN	Fujairah, United Arab Emirates
Perma-Pipe Canada, Ltd.	Perma-Pipe Saudi Arabia, LLC
Camrose, Alberta, Canada	Dammam, Kingdom of Saudi Arabia
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.	Perma-Pipe India Pvt. Ltd
Beni Suef, Egypt	Gandhidham, India

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

For the years ended January 31, 2023 and 2022, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2023, no one customer accounted for greater than 10% of accounts receivable. As of January 31, 2022, one customer accounted for 11.9% of accounts receivable.

Backlog. The Company’s backlog on January 31, 2023 was $38.5 million compared to $39.3 million on January 31, 2022, most of which is expected to be completed within the year ending January 31, 2024. The Company's backlog has remained consistent year-over-year as completed projects have been replaced with new awards during the year. The Company defines backlog as the expected total revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred, and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenue from the Company's reported backlog.

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

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences delays and increased prices for raw materials used in the Company's production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. These impacts are expected to continue throughout 2023, and the resulting future disruptions to the Company’s operations are uncertain.

Competition. The piping systems market is highly competitive. The Company believes that quality, service, engineering design capabilities and support, a comprehensive product line, timely execution, plant location and price are key competitive factors in the industry. The Company also believes it has a more comprehensive product line than any competitor.

Research and Development. The Company's research and development efforts primarily focus on activities and development to meet product specifications mandated by its customers and the industry.

Environmental impacts. The Company provides insulated pipe for district energy systems. A district energy system is a highly efficient way to provide heating or cooling to buildings. A central plant produces steam or chilled water that flows through insulated pipes to buildings. The goal of a district energy system is to centralize production to deliver energy efficiency, reduce operating costs, and use less equipment compared to individual buildings with their own boilers and chillers.  In addition, district heating and cooling plants can provide better pollution control than localized boilers and cooling equipment.

EMPLOYEES

As of January 31, 2023, the Company had approximately 194 full-time employees working in the United States, of which approximately 77 were under two collective bargaining agreements expiring on April 30, 2023 and March 31, 2025. As of January 31, 2023, there were approximately 473 full-time employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company as of April 27, 2023:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 63	2016

Grant Dewbre	Chief Operating Officer; Age 54	2021

D. Bryan Norwood	Vice President and Chief Financial Officer; Age 67	2018

David J. Mansfield: President, Chief Executive Officer ("CEO") and member of the Board of Directors since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer ("CFO") of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc., a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller, and Commercial General Manager, Europe, Africa & the former Soviet Union region, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.  He is a Fellow member of the Association of Chartered Certified Accountants.

Grant Dewbre: Appointed Chief Operating Officer in July 2021. Mr. Dewbre was formerly Senior Vice President, Middle East & North Africa for the Company since December 2017. He was responsible for facilities in Fujairah, United Arab Emirates ("U.A.E."), Dammam, Saudi Arabia, Gujarat, India, and Beni Suef, Egypt. Before joining the Company, Mr. Dewbre served as Managing Director for Seaway Heavy Lifting in Houston, Texas, a Dutch offshore construction company, which was part of the Subsea 7 group from July 2015 to November 2017. In addition, he was Senior Vice President for Ceona Offshore, a startup offshore construction specialist company based in London, United Kingdom from December 2013 to June 2015. From March 2004 to November 2013, he held several roles, including project management, sales, and commercial management, in Houston, Texas and Leiden, The Netherlands, for Heerema Marine Contractors, a Dutch offshore construction company specialized in the installation of fixed and floating offshore platforms as well as pipeline installation services. Mr. Dewbre has held various project and plant management and commercial positions in the United States, United Kingdom, Malaysia, Azerbaijan, and at other locations for Bredero Shaw, the world’s largest provider of protective coatings for the oil & gas pipeline industry from October 1992 to February 2004.

D. Bryan Norwood: Appointed Vice President and CFO in November 2018. From 2014 to 2018, Mr. Norwood served as CFO of API Perforating, LLC, an oilfield service company providing stage perforation and wireline services.  From 2012 to 2014, Mr. Norwood served as CFO of Dupre’ Energy Services, LLC, an oilfield service company offering multiple services lines.  From 2010 to 2012, Mr. Norwood was Vice President Finance for the Environmental Services Division of PSC, LLC, a hazardous waste disposal company.  From 1992 to 2010, Mr. Norwood held several senior leadership positions, including CFO of Smith Equipment Rental and Services, LLC, a regional oilfield service provider, Vice President and Treasurer of Key Energy Services, Inc., an oilfield multi-service provider, and Corporate Controller and Vice President Finance-Americas with Bredero Shaw, the world's largest provider of protective coatings for the oil and gas pipeline industry.

AVAILABLE INFORMATION

The Company files with, and furnishes to, the Securities and Exchange Commission ("SEC") reports, including annual meeting materials, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as amendments thereto. The Company maintains a website, www.permapipe.com, where these reports and related materials are available free of charge as soon as reasonably practicable after the Company electronically files with, or furnishes such material to, the SEC. The information on the Company's website is not part of this Annual Report on Form 10-K and is not incorporated into this or any other filings by the Company with the SEC.

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

Market Condition Risks

The Company's operations and earnings may be significantly affected by changes in oil and gas prices. Oil and gas prices depend on local, regional, and global events or conditions that affect supply and demand. Any material decline in oil or gas prices could have a material adverse effect on the demand for the Company's products, its operations and financial condition.

The Company may be unable to purchase raw materials at favorable prices, or maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing. There can be no assurance regarding the availability of supply for key components of the Company's products. The lack of supply of these components could result in an adverse effect on the financial condition of the Company.  The steel industry in particular is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control. The Company utilizes escalation clauses and bid expiration dates to mitigate the impact of this volatility on its earnings. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations. If the United States or other countries in which the Company operates impose tariffs on imports of raw materials, including steel, used in the Company's operations, that could have a further adverse impact on our business.

The Company regularly updates its quoting system for the movements in raw material prices and seeks to recover price differentials through increases in the selling price of the Company's products; however, the Company may not always be successful, and any increase in raw material prices that is not offset by an increase in the Company's prices that is accepted by customers could have an adverse effect on the Company's business, results of operations, financial position and cash flows. In addition, if the Company is unable to acquire timely raw material supplies, it may need to decline bid and order opportunities, which could also have an adverse effect on the Company's business, results of operations, financial position and cash flows.

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company could experience delays and has incurred increased prices for raw materials used in our production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases farther in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. The Company is unable to predict the duration of the current inflationary environment, raw material supply shortages and transportation delays, and the resulting future disruptions to the Company’s operations are uncertain.

Decreases in government spending on projects using the Company’s products, and challenges to the Company’s non-government customers’ liquidity and availability of capital funds, may adversely impact demand for the Company’s products. Decreases in government spending on projects using the Company's products can have a negative impact on the Company's sales volumes. Uncertainty about economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material adverse effect on the demand for the Company's products.

Financial Risks

The Company may be unable to maintain compliance with existing debt covenants, repay its debt or renew its expiring international credit facilities. There is a risk that the Company may not be able to remain in compliance with its credit agreement covenants. If there were an event of default under the Company's current revolving credit facilities, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign revolving credit facilities may limit management's discretion by restricting options such as:

•	incurring additional debt;
•	entering into transactions with affiliates;
•	making investments or other restricted payments;
•	paying dividends, capital returns, intercompany obligations and other forms of repatriation; and
•	creating liens.

The Company has approximately $4.0 million becoming due in the year ending January 31, 2024 under its various foreign revolving lines of credit. The Company’s credit arrangements used by its Middle Eastern subsidiaries are renewed on an annual basis. In addition to these credit arrangements, the Company also obtains financing in the Middle East on a project-by-project basis. The Company has approximately $1.7 million becoming due in the year ending January 31, 2024 under its project financing agreements. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the Company is interested in pursuing in the future.

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

The Company may be unable to achieve sustained levels of profitability or positive cash flows in the future. There is no guarantee that the Company will be able to achieve profitability or positive cash flows in the future. The Company’s inability to successfully achieve profitability and positive cash flows may result in it experiencing a serious liquidity deficiency resulting in material adverse consequences that could threaten its viability.

The Company extended credit to a customer for a project in the Middle East in 2013 and, if the Company is unable to collect this account receivable, its future profitability could be adversely impacted.  One of the Company’s accounts receivable in the total amount of $2.7 million and $3.6 million as of January 31, 2023 and 2022, respectively, has been outstanding for several years. As of January 31, 2023, the entire balance represents a retention receivable that is payable upon the commissioning of the system. Due to the long-term nature of the receivable, $2.5 million and $2.0 million were included in other long-term assets as of January 31, 2023 and 2022, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company has been engaged in ongoing active efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during April 2022 received an updated acknowledgment of the outstanding balances and assurances of payment from the customer. During 2022, the Company received a partial payment to settle $0.9 million of the customer's outstanding balance. Further, the Company has been engaged by the customer to perform additional work in the year ending January 31, 2024 under customary trade credit terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this outstanding receivable as of  January 31, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

The Company may be impacted by interpretations and changes in tax regulations and legislation which could adversely affect the Company's results of operations. Tax interpretations, regulations, and legislation in the various jurisdictions in which the Company operates are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or benefit, and income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by the Company that may be challenged by the applicable taxation authorities upon audit.  Although the Company believes its assumptions, judgements and estimates are reasonable, changes in tax laws or the Company's interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements.

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited. The Company’s net operating loss (“NOL”) carryforwards in the U.S. could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of January 31, 2023, the Company had $34.3 million of gross federal NOLs and $45.5 million of gross state NOLs available to offset the Company’s future taxable income. Of the gross federal NOL amount, $26.9 million will begin to expire between tax years 2033 and 2038 and the remainder has an indefinite carryforward. The state NOLs expire at various dates from 2023 to 2032. In addition, the Company's ability to use its NOLs may be limited in the event of future changes in its stock ownership. As a result, if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in a future tax liability of the Company. In addition, at the state level, there may be periods in the future during which the use of NOLs is suspended or otherwise limited, which could result in a state tax liability which would otherwise not arise.

The Company may be required to reverse previously recorded revenue and profits as a result of inaccurate estimates made in connection with the Company’s "over time" revenue recognition. Certain of the Company's contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when amounts are known or can be reasonably estimated. Revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

As of January 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was not effective due to an identified material weakness. The material weakness was regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. Specifically, the Company failed to appropriately perform cycle count procedures at one of the Company's operating facilities, resulting in a significant adjustment during the full physical inventory count at period end. Further, management review of the process and resulting adjustments on a periodic basis failed to identify the issue. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If the current material weakness is not remediated, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s common stock. See further discussion of the material weakness, including the Company's planned remediation procedures, in Item 9A., Controls and Procedures.

Business Condition Risks

Delays in the timing of order receipt, execution, delivery and acceptance for the Company’s products generally negatively impact the Company’s operating results. Since the Company's revenues are based on discrete projects, the Company's operating results in any reporting period generally are negatively impacted as a result of large declines in the level of overall market demand or delays in the timing of project execution phases.

The Company may not be able to successfully negotiate progress-billing arrangements for its large contracts, which could adversely impact the Company’s working capital needs, cash flows and credit risk. The Company sells systems and products under contracts that allow the Company to either bill upon the completion of certain agreed upon milestones, or upon actual shipment of the system or product. The Company attempts to negotiate progress-billing milestones on large contracts to help manage its working capital and cash flows, and to reduce the credit risk associated with these large contracts. Consequently, changes in accepted billing terms of contracts could impact the Company's requirements for working capital and cash flows.

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

The Company may be subject to claims for damages for defective products. The Company warrants its products to be free of certain defects. The Company has, from time to time, had claims alleging defects in its products. The Company may experience material product liability claims in the future and it could incur significant costs to defend such claims. While the Company currently has product liability insurance that it believes to be sufficient, the Company cannot be certain that its product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to the Company on commercially reasonable terms. Any claims relating to defective products that result in liabilities exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial position and cash flows.

The Company may not be able to recover costs and damages from vendors that supply defective materials. The Company may receive defective materials from its vendors that are incorporated into the Company's products during the manufacturing process. While the Company mitigates this risk through contract terms, traceability and specifications, and has recourse to recover from vendors the costs to repair, remake or replace defective products, such costs could be greater than the amount that can be recovered.  Such excess costs could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

Product and service orders included in the Company’s backlog may be reduced or cancelled. The Company defines backlog as the revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. If a customer cancels an order, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any reduction or cancellation of orders may result in revenues that are lower than expected.

The Company's results of operations could be adversely affected by changes in international regulations and other activities of governmental agencies related to the Company’s operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers were 63.8% and 66.2% in the years ended January 31, 2023 and 2022, respectively. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. We cannot predict the impact of changes in foreign policies adopted by the current U.S. administration will have on our business. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include extraordinarily delayed collections of accounts receivable. Because the Company conducts a significant portion of its business activities in the Gulf Cooperation Council ("GCC"), the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition, and cash flows.

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

The Company may not be able to achieve the expected benefits from its growth initiatives. The Company's cyclical or general expansion may result in unanticipated adverse consequences, including significant strain on management, operations and financial systems, as well as on the Company's ability to attract and retain competent employees. In the future, the Company may seek to grow its business by investing in new or existing facilities, making acquisitions, entering partnerships and joint ventures, or constructing new facilities, which could introduce additional risks, including:

•	strain on working capital;
•	diversion of management's attention away from other activities, which could impair the operation of existing businesses;
•	failure to successfully integrate an acquired business or facility into existing operations;
•	inability to maintain key pre-acquisition business relationships;
•	loss of key personnel of an acquired business or facility;
•	exposure to unanticipated liabilities; and
•	failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including general economic risks, the Company may not be able to realize the expected benefits from future acquisitions, new facility developments, partnerships, joint ventures or other investments.

The Company and its operations may be negatively impacted by pandemics and other public health crises.  Pandemics and other public health crises may impact  the Company's office locations and manufacturing facilities, as well as those of its customers and third-party vendors, including through the effects of facility closures, reductions in operating hours and other social distancing efforts.  The Company’s results of operations, financial condition, liquidity and cash flow may in the future be materially adversely affected by pandemics and other public health crises, although the extent of any such impacts cannot be predicted.

The Company's information technology systems may be negatively affected by cybersecurity threats. The Company faces risks relating to cybersecurity attacks that could cause the loss of confidential information and other business disruptions. The Company relies extensively on computer systems to process transactions and manage its business, and its business is at risk from and may be impacted by cybersecurity attacks. The Company employs a number of measures to prevent, detect and mitigate these threats, which include data and email encryption, strong password management policy, firewall systems, anti-virus software, and frequent backups. However, there is no guarantee such efforts will be successful in preventing a cyber-attack. A successful attack could adversely affect the Company's reputation and results of operations, including through lawsuits by third parties. The Audit Committee of the Board of Directors is responsible for overseeing the adequacy and effectiveness of the Company's cybersecurity policies and programs.

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 2. PROPERTIES

Location	Leased and/or Owned
Illinois	Leased building and office space
Louisiana	Owned building and leased land
Tennessee	Leased building and office space
Texas	Leased office space
Canada	Owned building with office space on owned land; leased land and leased office space
India	Leased building, office space and land
Kingdom of Saudi Arabia	Owned building and office space on leased land
United Arab Emirates	Leased office space and building on leased land; owned building with office space on leased land
Egypt	Leased building and office space

For further information, see Note 6 - Leases, in the Notes to Consolidated Financial Statements.

Item 3.	LEGAL PROCEEDINGS - As of January 31, 2023, the Company had no material pending litigation.

Item 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 25, 2023, there were approximately 58 stockholders of record and other additional stockholders for whom securities firms or banks acted as nominees.

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

Issuer Purchases of Equity Securities

On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. Share repurchases may be executed through open market or in privately negotiated transactions over the course of the 12 months following the Board of Directors authorization. The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. In total, the Company used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock under the program.

On July 26, 2022, the Company retired 239,168 shares of treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease to retained earnings in accordance with Accounting Standards Codification ("ASC") 505-30, Equity - Treasury Stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2021 and 2022 (In thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	59	$8.45	59	$2,505
November 1, 2021 - November 30, 2021	21	8.55	21	2,323
December 1, 2021 - December 31, 2021	56	7.99	56	1,872
January 1, 2022 - January 31, 2022	98	8.81	98	1,008
July 1, 2022 - July 31, 2022	5	8.85	5	964
December 1, 2022 - December 31, 2022	3	8.61	3	939
Total	242		242

Item 6. [RESERVED]

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

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein. The Company's fiscal year ends on January 31. Years, results and balances described as 2022 and 2021 are for the fiscal years ended January 31, 2023 and 2022, respectively.

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

Oil and Gas Market

Increases in oil prices helped to improve demand for the Company's products in the oil and gas markets during the year ended January 31, 2023 as compared to the year ended January 31, 2022,the Company's activity level in Canada has increased significantly due to the rise in energy prices.  See Item 1A. Risk Factors for additional information.

Liquidity Position

The Company further enhanced its liquidity position on September 17, 2021 when it executed an extension of a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a new five-year $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”).  As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million and had $9.9 million available under the Renewed Senior Credit Facility.  See further discussion of the Company's liquidity position as of January 31, 2023 in "Liquidity and capital resources" below.  Additionally, as of January 31, 2023, the Company had borrowed $5.7 million and had an additional $10.2 million of borrowing remaining available under its foreign revolving credit arrangements.

Supply Chain Constraints and Inflationary Impacts

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company could experience delays and has incurred increased prices for raw materials used in the Company's production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. See Item 1A. Risk Factors for additional information.

Results of Operations

Consolidated Results of Operations:

($ in thousands)	Year Ended January 31,
	2023		2022		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$142,569		$138,552		$4,017

Gross profit	38,301	27%	32,530	23%	5,771

General and administrative expenses	21,994	15%	19,893	14%	(2,101)

Selling expense	5,163	4%	4,526	3%	(637)

Interest expense, net	2,119		828		(1,291)

Other income	533		1,044		(511)

Income before income taxes	9,558		8,327		1,231

Income tax expense	3,613		2,265		(1,348)

Net income	5,945		6,062		(117)

Year ended January 31, 2023 Compared to year ended January 31, 2022

Net sales

Net sales were $142.6 million and $138.6 million in the years ended January 31, 2023 and 2022, respectively. The increase of $4.0 million was primarily a result of higher sales volumes in North America and Saudi Arabia.

Gross profit

Gross profit was $38.3 million, or 27% of net sales and $32.5 million, or 23% of net sales, in the years ended January 31, 2023 and 2022, respectively. The increase of $5.8 million was driven by higher sales volumes and improved gross margins as a result of the mix of projects globally.

General and administrative expense

General and administrative expenses were $22.0 million and $19.9 million in the years ended January 31, 2023 and 2022, respectively. The increase of $2.1 million was primarily related to higher compensation costs.

Selling expenses

Selling expenses were $5.2 million and $4.5 million in the years ended January 31, 2023 and 2022, respectively. The increase of $0.7 million was due to the expansion of the Company's sales force in the current period.

Interest expense, net

Net interest expense was $2.1 million and $0.8 million in the years ended January 31, 2023 and 2022, respectively. The increase of $1.3 million was related to increased borrowings and higher interest rates.

Other income, net

Net other income was $0.5 million and $1.0 million in the years ended January 31, 2023 and 2022, respectively. The current year amount includes income from the release of the Company's liability for a past project and insurance recovery income, partially offset by a non-cash pre-tax settlement charge resulting from the termination of the Company's pension plan.  The prior year amount includes the receipt of grants from the Canadian government in response to the COVID-19 pandemic. Grants to the Company under these programs ended in the second quarter of 2021.

Income taxes

The Company's worldwide effective tax rates ("ETR") were 37.8% and 27.2% in the years ended January 31, 2023 and 2022, respectively. The change in the ETR was primarily due to additional United States tax expense due to the inclusion of income from foreign jurisdictions with low effective tax rates, inability to recognize tax benefits on losses in the United States due to a full valuation allowance and changes in the mix of income and loss in the various tax jurisdictions.

For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income

Net income was $5.9 million and $6.1 million in the years ended January 31, 2023 and 2022, respectively. The increase in net income was a result of the changes discussed above.

Liquidity and capital resources

Cash and cash equivalents as of January 31, 2023 were $5.8 million compared to $8.2 million on January 31, 2022. On January 31, 2023 $0.1 million was held in the United States, and $5.7 million was held by the Company's foreign subsidiaries. The Company's working capital was $41.9 million on January 31, 2023 compared to $40.0 million on January 31, 2022. As of January 31, 2023, the Company had $9.9 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $10.2 million of borrowing capacity under its foreign revolving credit agreements.  The Company had $4.4 million borrowed under the Renewed Senior Credit Facility and $5.7 million borrowed under its foreign revolving credit agreements at January 31, 2023.

Net cash used in operating activities in the years ended January 31, 2023 and 2022 was $1.2 million and $2.6 million, respectively. This decrease of $1.4 million was due primarily to increases in accounts receivable and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued compensation and payroll taxes in the current year compared to the prior year.

Net cash used in investing activities in the years ended January 31, 2023 and 2022 was $6.4 million and $2.3 million, respectively. The increase of $4.1 million was primarily due to investment in the Middle East and Canada during the period.

Net cash provided by financing activities in the years ended January 31, 2023 and 2022 was $4.5 million and $6.2 million, respectively.  The main source of cash from financing activities during the year ended January 31, 2023 was net proceeds from borrowings of approximately $5.5 million under the Company's credit facilities, as compared to the year ended January 31, 2022, when net proceeds were approximately $0.5 million. Additionally, during the year ended January 31, 2022, the Company received net proceeds of $9.5 million as a result of the sale and leaseback of its land and buildings in Lebanon, Tennessee (the "Property"), partially offset by payment of $4.8 million to settle the mortgage debt. Debt totaled $24.3 million and $21.9 million as of January 31, 2023 and 2022, respectively. For additional information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of the Consolidated Financial Statements, based on its existing cash on hand, cash flows from operations and available credit facilities.

There was no restricted cash held in the United States on January 31, 2023 or January 31, 2022. Restricted cash held by foreign subsidiaries was $1.0 million and $1.6 million as of January 31, 2023 and 2022, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2023

(In thousands)	Year Ending January 31,
Contractual obligations	Total	2024	2025	2026	2027	2028	Thereafter
Revolving line - North America (1)	$4,387	$4,387	$-	$-	$-	$-	$-
Mortgage note (2)	4,772	251	251	251	251	251	3,517
Revolving lines - foreign (3)	5,714	5,714	-	-	-	-	-
Long-term finance obligation (4)	9,327	112	137	168	201	-	8,709
Term loan - foreign	5	5	-	-	-	-	-
Subtotal	24,205	10,469	388	419	452	251	12,226
Finance lease obligations	145	145	-	-	-	-	-
Operating lease obligations (5)	10,995	1,533	650	443	442	404	7,523
Uncertain tax position obligations (6)	901	-	-	-	-	-	901
Total	$36,246	$12,147	$1,038	$862	$894	$655	$20,650

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2023, and the weighted average interest rate of 8.50% on that debt, such interest was being incurred at an annual rate of approximately $0.4 million.

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

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCF covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2023, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCF covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the FCF covenant. The Company was in compliance with these covenants as of January 31, 2023.

The Renewed Senior Credit Facility contains customary events of default. If an event of default occurs and is continuing, then PNC may terminate all commitments to extend further credit and declare all amounts outstanding under the Renewed Senior Credit Facility due and payable immediately. In addition, if any of the North American Loan Parties or certain of their subsidiaries become the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Renewed Senior Credit Facility will automatically become immediately due and payable. Loans outstanding under the Renewed Senior Credit Facility will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate: (i) while a bankruptcy event of default exists; or (ii) upon the lender's request, during the continuance of any other event of default.

As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million at a rate of 8.50% and had $9.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at January 31, 2023) from a bank in the U.A.E. The facility has an interest rate of approximately 8.38%. The facility was renewed in July 2022 and is now set to expire in July 2025.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at January 31, 2023) from a bank in the U.A.E. The facility has an interest rate of approximately 8.38% and expired in January 2023, however the Company is in the process of renewing it. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 1.0 million U.A.E. Dirhams (approximately $0.3 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 8.38% and is expected to expire in June 2023 in connection with the completion of the project.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 8.38% and is expected to expire in May 2024 in connection with the completion of the project.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.3 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and expired in June 2022, however the Company has started the renewal process for this credit arrangement. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 11.2 million Egyptian Pounds (approximately $0.4 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and expired in November 2022, however, the Company is in the process of extending it in connection with the completion of the project. The Company is in regular communication with the bank throughout the process and the facility has continued without interruption or penalty.

In August 2022, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.3 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable, to be tested annually at fiscal year-end. The facility has an interest rate of approximately 18.25% and is set to expire in August 2023.

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 25.0 million Saudi Riyal (approximately $6.7 million at January 31, 2023) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility has an interest rate of approximately 9.15% and is set to expire in April 2023.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of January 31, 2023, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.5 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of January 31, 2023, with the exception of those arrangements that have expired and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On January 31, 2023, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.00% to 3.50% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.50% per annum, based on the stated interest rate in the agreement for the Egypt credit arrangement, and based on the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of January 31, 2023, the Company's interest rates ranged from 8.00% to 18.25%, with a weighted average rate of 10.72%, and the Company had facility limits totaling $21.5 million under these credit arrangements. As of January 31, 2023, $5.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2023, the Company had borrowed $5.7 million and had an additional $10.2 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of January 31, 2023 and 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a 15-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.00%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.00% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.2 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of January 31, 2023. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Liquidity from Canadian government grants

The Company's subsidiary, Perma-Pipe Canada, Ltd., received relief in the form of grants from the Canadian government of approximately $0.7 million during the year ended January 31, 2022. Grants to the Company ended in the second quarter of 2021 and no additional grants have been received since then. The proceeds from these grants were recognized in other (expense)/income in the consolidated statement of operations.

Accounts receivable

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.1 million as of January 31, 2023, with a remaining balance due in the amount of $2.7 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $2.5 million is classified in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during June 2022 received a partial payment to settle $0.9 million of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2023 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of January 31, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

Stock repurchase plan

On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. Share repurchases may be executed through open market or in privately negotiated transactions over the course of the 12 months following the Board of Directors authorization.

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. In total, the Company used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock under the program.

On July 26, 2022, the Company retired 239,168 shares of treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease to retained earnings in accordance with ASC 505-30, Equity - Treasury Stock.

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

Revenue recognition. In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated and the amount is not subject to reversal. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for more detail.

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

The consolidated financial statements of the Company for each of the two years in the years ended January 31, 2023 and 2022 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of January 31, 2023. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the certifying officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective because of the material weakness described below under "Management's Annual Report on Internal Control Over Financial Reporting."

Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of January 31, 2023. The framework on which such evaluation was based is contained in the report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management has identified a material weakness in the Company's internal control over financial reporting regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. Specifically, the Company failed to appropriately perform cycle count procedures at one of the Company's operating facilities, resulting in a significant adjustment during the full physical inventory count at period end. Further, management review of the process and resulting adjustments on a periodic basis failed to identify the issue. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements.

As a result, at January 31, 2023 and on the date of this Annual Report, the Company's internal control over financial reporting is not effective.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting: To address the material weakness, the Company will do the following:

•	Hire additional resources and expertise to oversee inventory management;
•	Engage outside consultants for additional expertise to review current practices and advise management on industry best practices regarding policies and procedures;
•	Redesign cycle count parameters to ensure higher value and more active inventory parts are counted more frequently and include additional review by finance and accounting personnel to ensure any necessary adjustments are addressed in a timely manner;
•	Perform full physical inventory counts periodically throughout the year at the Lebanon, Tennessee plant until management determines that other inventory controls are operating effectively to prevent or detect a material misstatement; and
•	Review and update physical organization of inventory to better identify and segregate inventory.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to inventory management and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Changes in Internal Control over Financial Reporting. While the Company continues to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of the fiscal year ending January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm. This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Item 9B.	OTHER INFORMATION - Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS - Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2023 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Information about our Executive Officers".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2023 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2023.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	40,100	$10.85	260,981

(1) The amounts shown in columns (a) and (b) of the above table do not include 267,377 outstanding shares of restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended on June 14, 2013, the 2017 Omnibus Stock Incentive Plan as amended on June 13, 2017 ("2017 Plan") or the 2021 Omnibus Stock Incentive Plan dated May 26, 2021 ("2021 Plan").

(2) The 2017 Plan expired in June 2020. The 2021 Plan will expire on May 26, 2024.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2023 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2023 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2023 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2023, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue at U.S. operating entities for specialty piping systems and coating is recognized using the input method over time

As described further in Note 2 and 4 to the consolidated financial statements, the Company’s U.S. operating entities record specialty piping and coating systems revenue over time based upon the costs incurred to date relative to the estimated total contract costs. Significant changes in estimates could have a material effect on the Company’s results of operations. We identified revenue being recognized using the input method over time as a critical audit matter.

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

Houston, Texas

April 27, 2023

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended January 31,
	2023	2022

Net sales	$142,569	$138,552
Cost of sales	104,268	106,022
Gross profit	38,301	32,530

Operating expenses:
General and administrative expenses	21,994	19,893
Selling expense	5,163	4,526
Total operating expenses	27,157	24,419

Income from operations	11,144	8,111

Interest expense, net	2,119	828
Other income, net	533	1,044
Income before income tax	9,558	8,327

Income tax expense	3,613	2,265

Net income	$5,945	$6,062

Weighted average common shares outstanding
Basic	7,976	8,110
Diluted	8,116	8,395

Earnings per share
Basic	$0.75	$0.75
Diluted	$0.73	$0.72

See accompanying Notes to Consolidated Financial Statements.

Note: Earnings per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended January 31,
	2023	2022

Net income	$5,945	$6,062

Other comprehensive (loss)/income
Currency translation adjustments, net of tax	(4,592)	(357)
Minimum pension liability adjustment, net of tax	1,247	540
Other comprehensive (loss)/income	(3,345)	183

Comprehensive income	$2,600	$6,245

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$5,773	$8,214
Restricted cash	1,020	1,557
Trade accounts receivable, less allowance for doubtful accounts of $612 at January 31, 2023 and $486 at January 31, 2022	42,010	44,449
Inventories, net	14,738	13,760
Prepaid expenses and other current assets	7,357	5,444
Unbilled accounts receivable	11,634	2,656
Costs and estimated earnings in excess of billings on uncompleted contracts	3,126	2,309
Total current assets	85,658	78,389
Long-term assets
Property, plant and equipment, net of accumulated depreciation	26,518	24,756
Operating lease right-of-use asset	4,527	11,213
Deferred tax assets	696	811
Goodwill	2,227	2,342
Other long-term assets	3,340	5,890
Total long-term assets	37,308	45,012
Total assets	$122,966	$123,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,754	$13,618
Accrued compensation and payroll taxes	1,179	1,612
Commissions and management incentives payable	2,735	2,047
Revolving line - North America	4,387	634
Current maturities of long-term debt	6,227	6,750
Customers' deposits	1,951	3,072
Outside commission liability	2,029	1,255
Operating lease liability short-term	912	1,496
Other accrued liabilities	5,549	4,616
Billings in excess of costs and estimated earnings on uncompleted contracts	1,743	1,277
Income taxes payable	2,324	2,020
Total current liabilities	43,790	38,397
Long-term liabilities
Long-term debt, less current maturities	4,389	5,059
Long-term finance obligation	9,215	9,327
Deferred compensation liabilities	1,608	3,379
Deferred tax liabilities	909	712
Operating lease liability long-term	4,252	11,270
Other long-term liabilities	1,019	800
Total long-term liabilities	21,392	30,547
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,004 issued and outstanding at January 31, 2023 and 8,152 issued and outstanding at January 31, 2022	80	82
Additional paid-in capital	62,562	61,766
Treasury stock, 3 shares at January 31, 2023 and 234 shares at January 31, 2022	(26)	(1,992)
Retained earnings/(accumulated deficit)	1,617	(2,295)
Accumulated other comprehensive loss	(6,449)	(3,104)
Total stockholders' equity	57,784	54,457
Total liabilities and stockholders' equity	$122,966	$123,401

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity on January 31, 2021	$82	$60,875	$(8,357)	$-	$(3,287)	$49,313

Net income	-	-	6,062	-	-	6,062
Common stock issued under stock plans, net of shares used for tax withholding	-	(210)	-	-	-	(210)
Repurchase of common stock	-	-	-	(1,992)	-	(1,992)
Stock-based compensation expense	-	1,101	-	-	-	1,101
Pension liability adjustment	-	-	-	-	540	540
Foreign currency translation adjustment	-	-	-	-	(357)	(357)
Total stockholders' equity on January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net income	-	-	5,945	-	-	5,945
Common stock issued under stock plans, net of shares used for tax withholding	-	(206)	-	-	-	(206)
Repurchase of common stock	-	-	-	(69)	-	(69)
Retirement of treasury stock	(2)	-	(2,033)	2,035	-	-
Stock-based compensation expense	-	1,002	-	-	-	1,002
Pension liability adjustment	-	-	-	-	1,247	1,247
Foreign currency translation adjustment	-	-	-	-	(4,592)	(4,592)
Total stockholders' equity on January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Common stock shares	2022	2021
Balances at beginning of year	8,151,754	8,164,989
Treasury stock purchased	(7,935)	(234,281)
Shares issued, net of shares used for tax withholding	94,416	221,046
Prior year adjustments	(234,281)	-
Balance end of year	8,003,954	8,151,754

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2023	2022
Operating activities
Net income	$5,945	$6,062
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3,646	4,324
Deferred tax expense/(benefit)	479	(195)
Stock-based compensation expense	1,002	1,101
Non-cash pension termination	826	-
Provision on uncollectible accounts	142	20
Loss on disposal of fixed assets	43	41
Gain from insurance recovery	(565)	-
Changes in operating assets and liabilities
Accounts payable	1,094	3,196
Accrued compensation and payroll taxes	65	2,094
Inventories	(1,505)	(1,618)
Proceeds from insurance recovery for inventory	539	-
Customers' deposits	(336)	990
Income taxes receivable and payable	450	955
Prepaid expenses and other current assets	(123)	(2,205)
Accounts receivable	(3,232)	(21,331)
Costs and estimated earnings in excess of billings on uncompleted contracts	(351)	2,213
Unbilled accounts receivable	(9,814)	(351)
Other assets and liabilities	454	2,130
Net cash used in operating activities	(1,241)	(2,574)
Investing activities
Capital expenditures	(6,975)	(2,262)
Proceeds from insurance recovery for property and equipment	499	-
Proceeds from sales of property and equipment	94	9
Net cash used in investing activities	(6,382)	(2,253)
Financing activities
Proceeds from revolving lines	96,903	23,106
Payments of debt on revolving lines	(91,438)	(22,639)
Proceeds from term loan	-	23
Payments of debt on mortgage	-	(892)
Proceeds from finance obligation, net of issuance costs	-	9,538
Payments of principal on finance obligation	(88)	(124)
Payments of other debt	(263)	(260)
Decrease in drafts payable	42	58
Payments on finance lease obligations, net	(338)	(375)
Repurchase of common stock	(69)	(1,992)
Stock options exercised and taxes paid related to restricted shares vested	(206)	(210)
Net cash provided by financing activities	4,543	6,233
Effect of exchange rate changes on cash, cash equivalents and restricted cash	102	(10)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(2,978)	1,396
Cash, cash equivalents and restricted cash - beginning of period	9,771	8,375
Cash, cash equivalents and restricted cash - end of period	$6,793	$9,771
Supplemental cash flow information
Interest paid	$2,045	$791
Income taxes paid	2,480	1,346

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2023 AND 2022

(Tabular amounts presented in thousands, except per share data)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2022 and 2021 are for the fiscal years ended January 31, 2023 and 2022, respectively.

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

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers were 63.8% in 2022 compared to 66.2% in 2021. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment.

(In thousands)	2022	2021
Net sales
United States	$51,557	$46,770
Canada	36,482	28,302
Middle East/North Africa	50,432	51,543
India	3,311	11,101
Europe	456	194
Other	331	642
Total net sales	$142,569	$138,552

Property, plant and equipment, net of accumulated depreciation
United States	$5,920	$6,415
Canada	9,290	9,750
Middle East/North Africa	10,677	7,595
India	631	996
Total property, plant and equipment, net of accumulated depreciation	$26,518	$24,756

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

Revenue recognition. During 2022 and 2021 and in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated and the amount is not subject to reversal. See Note 4 - Revenue recognition for more detail.

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

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive income (loss). Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The aggregated foreign exchange transaction loss recognized in the income statement was $0.3 million and $0.1 million in 2022 and 2021, respectively.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $5.8 million and $8.2 million as of January 31, 2023 and 2022, respectively. On January 31, 2023, $0.1 million was held in the United States and $5.7 million was held by foreign subsidiaries. On January 31, 2022, less than $0.1 million was held in the United States and $8.2 million was held by foreign subsidiaries.

Accounts payable included drafts payable of $0.2 million on January 31, 2023 and 2022.

Restricted cash. There was no restricted cash held in the United States on January 31, 2023 or 2022. Restricted cash held by foreign subsidiaries was $1.0 million and $1.6 million as of January 31, 2023 and 2022, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	2022	2021
Cash and cash equivalents	$5,773	$8,214
Restricted cash	1,020	1,557
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$6,793	$9,771

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt and India letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated at amounts due from customers net of an allowance for claims and doubtful accounts. Standard payment terms are net 30 days. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for doubtful accounts.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.1 million as of January 31, 2023, with a remaining balance due in the amount of $2.7 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $2.5 million is classified in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during June 2022 received a partial payment to settle $0.9 million of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2023 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of January 31, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the years ended  January 31, 2023 and 2022, respectively, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2023, no one customer accounted for greater than 10% of accounts receivable. As of January 31, 2022, one customer accounted for 11.9% of accounts receivable.

Concentration of credit risk. The Company maintains its U.S. cash in bank deposit accounts at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash balances are below FDIC limits. The Company has not experienced any losses in such accounts. The Company's foreign cash is held in accounts at multiple institutions in the various countries in which the Company operates, limiting the concentration of risk internationally. The Company has a broad customer base doing business in all regions of the United States as well as other areas in the world.

Accumulated other comprehensive loss. Accumulated other comprehensive loss represents the change in equity from non-owner transactions and consisted of foreign currency translation and minimum pension liability.

(In thousands)	2022	2021
Equity adjustment foreign currency, gross	$(6,707)	$(1,947)
Minimum pension liability, gross	-	(1,362)
Subtotal excluding tax effect	(6,707)	(3,309)
Tax effect of equity adjustment foreign currency	258	91
Tax effect of minimum pension liability	-	114
Total accumulated other comprehensive loss	$(6,449)	$(3,104)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

(In thousands)	2022	2021
Raw materials	$14,992	$13,909
Work in process	750	426
Finished goods	203	527
Subtotal	15,945	14,862
Less allowance	1,207	1,102
Inventories, net	$14,738	$13,760

Long-lived assets. Property, plant and equipment are stated at cost. Interest is capitalized in connection with the construction of facilities and amortized over the estimated useful life of the asset. Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates impairment, the carrying amount of such assets is reduced to an estimated fair value.

Depreciation is computed using the straight-line method over the estimated useful lives of assets, which range from three to 30 years. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of assets under capital leases is included in depreciation. Depreciation expense was approximately $3.7 million and $4.1 million in the years ended  January 31, 2023 and 2022, respectively.

(In thousands)	2022	2021
Land, buildings and improvements	$22,276	$22,748
Machinery and equipment	54,200	50,534
Furniture, office equipment and computer systems	3,727	3,941
Transportation equipment	2,727	2,000
Subtotal	82,930	79,223
Less accumulated depreciation	56,412	54,467
Property, plant and equipment, net of accumulated depreciation	$26,518	$24,756

Impairment of long-lived assets. The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  January 31, 2023, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the year ended January 31, 2023. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2023 and 2022, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The movement of the goodwill for the years ended  January 31, 2023 and 2022 are as follows:

(In thousands)	2022	2021
Balance at beginning of year	$2,342	$2,332
Foreign exchange adjustment	(115)	10
Balance at end of year	$2,227	$2,342

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At  January 31, 2023, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the year ended  January 31, 2023. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.7 million as of January 31, 2023 and 2022. Accumulated amortization was approximately $2.6 million as of  January 31, 2023 and 2022. Amortization over the next five fiscal years will be less than $0.1 million and less than $0.1 million thereafter. Amortization expense is expected to be recognized over the weighted-average period of 8.0 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.7 million and $0.4 million in the years ended  January 31, 2023 and 2022, respectively.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets and liabilities for realizability at each reporting period.

The Company recognizes a tax position in its consolidated financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For further information, see Note 7 - Income taxes.

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") is the Global Intangible Low-Taxed Income provisions ("GILTI"). In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the years ended  January 31, 2023 and 2022, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

The Inflation Reduction Act ("IRA") was signed into law in August 2022. The Company has evaluated the provisions of the IRA and does not expect any material impact to its consolidated provision for income taxes.

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

Net income per common share. Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding (basic). The Company reported net income in 2022 and 2021. Therefore, the Company adjusted for dilutive shares in 2022 and 2021, assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding (in thousands)	2022	2021
Basic weighted average number of common shares outstanding	7,976	8,110
Dilutive effect of stock options and restricted stock units	140	285
Weighted average number of common shares outstanding assuming full dilution	8,116	8,395

Restricted stock and stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	105	39
Canceled options during the year	(11)	(33)
Restricted stock and stock options with an exercise price below the average stock price	140	285

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

Treasury Stock. In accordance with ASC 505, Equity, the Company accounted for share repurchases pursuant to its repurchase program under the cost method. This resulted in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets and on the Company's consolidated statements of stockholders' equity. These amounts included costs associated with the acquisition of the shares. On July 26, 2022, the Company retired 239,168 shares of treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease to retained earnings in accordance with ASC 505-30, Equity - Treasury Stock.

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

Recent accounting pronouncements. In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), which provides guidance designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by the scheduled discontinuation of the London Inter-Bank Offered Rate ("LIBOR") on December 31, 2021. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. The ASU provides the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. This ASU is effective for all entities; however, application of the guidance is optional, is only available in certain situations and is only available for companies to apply from March 12, 2020 until December 31, 2022. The Company's Renewed Senior Credit Facility which matures on September 20, 2026, bears interest at a rate equal to an alternate base rate, the LIBOR or a LIBOR successor rate index, plus, in each case, an applicable margin. Based on the inclusion of the LIBOR successor rate index in the Renewed Senior Credit Facility, there was no material impact on the Company's financial statements from the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. A recently adopted amendment has delayed the effective date until fiscal years beginning after December 15, 2022. The Company is currently evaluating this standard and does not expect a material impact to the financial statements of the Company.

The Company evaluated other recent accounting pronouncements and does not expect them to have a material impact on its consolidated financial statements.

Note 3 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contract. Retention receivables of $2.4 million and $2.8 million were included in the balance of trade accounts receivable as of January 31, 2023 and 2022, respectively. A retention receivable of $2.9 million and $4.3 million was included in the balance of other long-term assets as of  January 31, 2023 and 2022, respectively, due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

Note 4 - Revenue recognition

The Company accounts for its revenues under ASC 606, Revenue from Contracts with Customers.

Revenue from contracts with customers

The Company defines a contract as an agreement that has approval and commitment from both parties, defined rights and identifiable payment terms, which ensures the contract has commercial substance and that collectability is reasonably assured.

The Company’s standard revenue transactions are classified into two main categories:

1)

Systems and Coating - which include all bundled products in which Perma-Pipe engineers, and manufactures pre-insulated specialty piping systems, insulates subsea flowline pipe, subsea oil production equipment, and land-lines. Additionally, this systems classification also includes coating applied to pipes and structures.

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

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exist:

1)	the customer owns the material that is being insulated or coated, so the customer controls the asset and thus the work-in-process; or

2)

the customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured as evidenced by the Company’s right to payment for work performed to date plus profit margin for products that have no alternative use to the Company.

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the years ended January 31, 2023 and 2022 are as follows (in thousands):

	2022		2021
	Sales	% to Total	Sales	% to Total
Products	$14,626	10%	$13,575	10%

Specialty Piping Systems and Coating
Revenue recognized under input method	44,648	31%	44,778	32%
Revenue recognized under output method	83,295	59%	80,199	58%
Total	$142,569	100%	$138,552	100%

The input method as noted in ASC 606-10-55-20 is used by certain U.S. operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract over time. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the "over time" method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

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

Contract modifications that occur prior to the start of the manufacturing process will supersede the original contract and revenue is recognized using the modified contract value. Contract modifications that occur during the manufacturing process (changes in scope of work, job performance, material costs, and/or final contract settlements) are recognized in the period in which the revisions are known. Provisions are made for estimated losses on uncompleted contracts in the contract liabilities account in the period in which such losses are determined.

Contract assets and liabilities

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

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  January 31, 2023 will be billed and collected within one year.

The following table shows the reconciliation of the cost in excess of billings:

(In thousands)	2022	2021
Costs incurred on uncompleted contracts	$18,342	$20,021
Estimated earnings	9,370	12,030
Earned revenue	27,712	32,051
Less billings to date	26,329	31,019
Costs in excess of billings, net	$1,383	$1,032
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$3,126	$2,309
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,743)	(1,277)
Costs in excess of billings, net	$1,383	$1,032

Substantially all of the $1.3 million and $0.8 million contract liabilities balances at  January 31, 2022 and 2021, respectively, were recognized in revenues during 2022 and 2021, respectively.

Unbilled accounts receivable:

The Company has recorded $11.6 million and $2.7 million of unbilled accounts receivable on the consolidated balance sheets as of  January 31, 2023 and 2022, respectively, from revenues generated by its subsidiaries in the Middle East and North Africa. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  January 31, 2023 will be billed within one year.

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

Note 5 - Debt

(In thousands)	2022	2021
Revolving line - North America	$4,387	$634
Mortgage note	4,772	5,257
Revolving lines - foreign	5,714	6,049
Term loan - foreign	5	33
Finance lease obligations	9,472	9,944
Total debt	24,350	21,917
Unamortized debt issuance costs	(132)	(147)
Less current maturities	10,614	7,384
Total long-term debt	$13,604	$14,386

The following table summarizes the Company's scheduled maturities on January 31:

(In thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Revolving line - North America	$4,387	$4,387	$-	$-	$-	$-	-
Mortgage note	4,772	251	251	251	251	251	3,517
Revolving lines - foreign	5,714	5,714	-	-	-	-	-
Long-term finance obligation	9,327	112	137	168	201	-	8,709
Term loan - foreign	5	5	-	-	-	-	-
Finance lease obligations	145	145	-	-	-	-	-
Total	$24,350	$10,614	$388	$419	$452	$251	$12,226

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate, LIBOR or a LIBOR successor rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on LIBOR or LIBOR successor rate borrowings is the LIBOR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCF covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2023, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCF covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in pro forma compliance with the FCF covenant. The Company was in compliance with these covenants as of January 31, 2023.

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

As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million at a rate of 8.50% and had $9.9 million available under the Renewed Senior Credit Facility. As of January 31, 2022, the Company had borrowed an aggregate of $0.6 million and had $8.5 million available under the Renewed Senior Credit Facility.

Finance obligation - buildings and land. On  April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a 15-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.00%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.00% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.11 million is recognized in current maturities of long-term debt and the long-term portion of $9.2 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of  January 31, 2023. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at January 31, 2023) from a bank in the U.A.E. The facility has an interest rate of approximately 8.38%. The facility was renewed in July 2022 and is now set to expire in July 2025.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at January 31, 2023) from a bank in the U.A.E. The facility has an interest rate of approximately 8.38% and expired in  January 2023, however the Company is in the process of renewing it. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 1.0 million U.A.E. Dirhams (approximately $0.3 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 8.38% and is expected to expire in  June 2023 in connection with the completion of the project.

The Company has a credit agreement for project financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in the U.A.E. The line is secured by the contract for a project being financed by the Company's U.A.E. subsidiary. The facility has an interest rate of approximately 8.38% and is expected to expire in  May 2024 in connection with the completion of the project.

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.3 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. The facility has an interest rate of approximately 8.00% and expired in June 2022, however the Company has started the renewal process for this credit arrangement. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 11.2 million Egyptian Pounds (approximately $0.4 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 8.00% and expired in  November 2022, however, the Company is in the process of extending it in connection with the completion of the project. The Company is in regular communication with the bank throughout the process and the facility has continued without interruption or penalty.

In August 2022, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.3 million at January 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable, to be tested annually at fiscal year-end. The facility has an interest rate of approximately 18.25% and is set to expire in August 2023.

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 25.0 million Saudi Riyal (approximately $6.7 million at January 31, 2023) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility has an interest rate of approximately 9.15% and is set to expire in April 2023.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of January 31, 2023, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.5 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of January 31, 2023, with the exception of those arrangements that have expired and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On January 31, 2023, interest rates were based on the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum, based on the stated interest rate in the agreement for the Egypt credit arrangement, and based on the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of January 31, 2023, the Company's interest rates ranged from 8.00% to 18.25%, with a weighted average rate of 10.72%, and the Company had facility limits totaling $21.5 million under these credit arrangements. As of January 31, 2023, $5.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2023, the Company had borrowed $5.7 million and had an additional $10.2 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of January 31, 2023 and 2022, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of  January 31, 2023, the remaining balance on the mortgage in Canada is approximately 6.4 million Canadian Dollars ("CAD") (approximately $4.8 million at  January 31, 2023). The interest rate is variable, and was 8.30% at  January 31, 2023. Principal payments began in January 2018.

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

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company has built a production facility. The annual payments are approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  January 31, 2023), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments were deferred until August 2022 and have now commenced. The lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of the land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and is expected to vacate the remaining space in April 2023. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of  January 31, 2023. The termination resulted in decreases of $0.4 million, $6.0 million and $5.5 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of  January 31, 2023. The termination also resulted in a decrease in rent expense of $1.1 million in the consolidated statement of operations for the year ended  January 31, 2023.

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

At  January 31, 2023, the Company had total operating lease liabilities of $5.2 million and operating ROU assets of $4.5 million, which are reflected in the consolidated balance sheet. At  January 31, 2023, the Company also had finance lease liabilities of $0.2 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $0.5 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheet.

Supplemental balance sheet information related to leases follows (in thousands):

Operating and Finance leases:	January 31, 2023	January 31, 2022
Finance leases assets:
Property and Equipment - gross	$1,161	$1,221
Accumulated depreciation and amortization	(700)	(490)
Property and Equipment - net	$461	$731

Finance lease liabilities:
Finance lease liability short-term	$164	$357
Finance lease liability long-term	-	173
Total finance lease liabilities	$164	$530

Operating lease assets:
Operating lease ROU assets	$4,527	$11,213

Operating lease liabilities:
Operating lease liability short-term	$912	$1,496
Operating lease liability long-term	4,252	11,270
Total operating lease liabilities	$5,164	$12,766

Total lease costs consist of the following (in thousands):

Lease costs	Consolidated Statements of Operations Classification	Three Months Ended January 31, 2023	Year Ended January 31, 2023	Year Ended January 31, 2022

Finance Lease Costs
Amortization of ROU assets	Cost of sales	$53	$233	$214
Interest on lease liabilities	Interest expense	22	28	69
Operating lease costs	Cost of sales, SG&A expenses	610	1,388	2,570
Short-term lease costs (1)	Cost of sales, SG&A expenses	24	421	398
Sub-lease income	SG&A expenses	(20)	(81)	(81)
Total Lease costs		$689	$1,989	$3,170

(1) Includes variable lease costs, which are immaterial

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$338	$375
Operating cash flows from finance leases	28	69
Operating cash flows from operating leases	1,839	3,097

ROU Assets obtained in exchange for new lease obligations:
Operating leases liabilities	$143	$121

Weighted-average lease terms discount rates are as follows:

	January 31, 2023	January 31, 2022

Weighted-average remaining lease terms (in years):
Finance leases	0.5	1.5
Operating leases	19.6	13.5

Weighted-average discount rates:
Finance leases	12.0%	9.1%
Operating leases	8.2%	7.4%

On January 31, 2023, future minimum annual rental commitments under non-cancelable lease obligations were as follows (in thousands):

Year:	Operating Leases	Finance Leases
For the year ended January 31, 2024	$1,533	$168
For the year ended January 31, 2025	650	-
For the year ended January 31, 2026	443	-
For the year ended January 31, 2027	442	-
For the year ended January 31, 2028	404	-
Thereafter	7,523	-
Total lease payments	10,995	168
Less: amount representing interest	(5,831)	(4)
Total lease liabilities at January 31, 2023	$5,164	$164

Rental expense for operating leases was $1.7 million and $3.0 million for the years ended  January 31, 2023 and 2022, respectively.

The Company has several significant operating lease agreements as follows:

•	Office space of approximately 31,650 square feet in Niles, IL is leased until October 2023.
•	Production facilities and office space of approximately 139,000 square feet in Lebanon, Tennessee is leased until December 31, 2035.
•	Five acres of land in Louisiana is leased through March 2027.
•	Twenty acres of land in Canada leased through December 2022 which was extended to April 2023.
•	Nine acres of land in the Kingdom of Saudi Arabia is leased through April 2030.
•	Production facilities in the U.A.E. of approximately 80,200 square feet on approximately 107,600 square feet of land is leased until June 2030.
•	Office space of approximately 21,500 square feet and land for production facilities of approximately 423,000 square feet in the U.A.E. is leased until July 2032.
•	Production facilities in the U.A.E. of approximately 78,100 square feet is leased until December 2032.
•	Approximately fourteen acres of land in the U.A.E. is leased through August 2050.

Note 7 - Income taxes

Income/(loss) from continuing operations before income taxes (in thousands)	2022	2021
Domestic (1)	$(5,392)	$(3,357)
Foreign	14,950	11,684
Total	$9,558	$8,327

(1) The domestic loss from continuing operations before income taxes includes corporate overhead costs.

Components of income tax expense/(benefit) (in thousands)	2022	2021
Current
Federal	$(3)	$1
Foreign	2,971	2,317
State and other	166	144
Total current income tax expense	3,134	2,462
Deferred
Federal	-	-
Foreign	479	(197)
State and other	-	-
Total deferred income tax expense/(benefit)	479	(197)
Total income tax expense	$3,613	$2,265

As a result of the onetime transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will no longer be subject to incremental U.S. tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability was $0.6 million and $0.2 million as of January 31, 2023 and 2022, respectively, related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern and Indian subsidiaries. The Middle Eastern and Indian subsidiaries have unremitted earnings of $28.2 million and $8.4 million, respectively, as of January 31, 2023, all of which has been subject to the transition tax in the United States. Unremitted earnings of $22.8 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, and $5.4 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $0.3 million. The Company has not recorded a deferred tax liability related to any financial reporting basis over tax basis related to the investment in these foreign subsidiaries as it is not practical to estimate.

The Inflation Reduction Act ("IRA") was signed into law in August 2022. The Company has evaluated the provisions of the IRA and does not expect any material impact to its consolidated provision for income taxes.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% was as follows:

(In thousands)	2022	2021
Tax expense at federal statutory rate	$2,007	$1,749
State expense, net of federal income tax effect	110	148
Deferred compensation adjustment	(32)	456
Domestic valuation allowance	(590)	(636)
Domestic return to provision	390	(6)
Global Intangible Low-Taxed Income inclusion	1,206	742
Valuation allowance for state NOLs	133	(29)
Differences in foreign tax rate	(410)	(430)
Deferred tax on unremitted earnings	438	(55)
Foreign withholding taxes	304	178
Research tax credit	220	80
Pension Settlement	(115)	-
All other, net expense	(48)	68
Total income tax expense/(benefit)	$3,613	$2,265

The Company's worldwide effective tax rates ("ETR") were 37.8% and 27.2% in the years ended January 31, 2023 and 2022, respectively. The change in the ETR was primarily due to additional tax expense for the Global Intangible Low-Taxed Income inclusion, the absence of recognizing tax benefits on losses in the United States due to a full valuation allowance and changes in the mix of income and loss in the various tax jurisdictions.

Components of deferred income tax assets (in thousands)	2022	2021
U.S. Federal NOL carryforward	$7,197	$8,424
Deferred compensation	276	350
Research tax credit	2,258	2,573
Foreign NOL carryforward	318	448
Foreign tax credit	2,580	2,580
Stock compensation	43	62
Other accruals not yet deducted	305	276
State NOL carryforward	2,744	2,730
Accrued commissions and incentives	851	483
Inventory valuation allowance	107	116
Lease liability	278	418
Other	165	17
Deferred tax assets, gross	17,122	18,477
Valuation allowance	(15,993)	(16,905)
Total deferred tax assets, net of valuation allowances	$1,129	$1,572

Components of the deferred income tax liability
Depreciation	$(415)	$(643)
Foreign subsidiaries unremitted earnings	(591)	(231)
Prepaid	(70)	(54)
Accrued pension	-	(159)
Right of use asset	(266)	(386)
Total deferred tax liabilities	$(1,342)	$(1,473)

Deferred tax (liability)/asset, net	$(213)	$99

Balance sheet classification
Long-term assets	$696	$811
Long-term liability	(909)	(712)
Total deferred tax assets/(liabilities), net of valuation allowances	$(213)	$99

As of January 31, 2023 the Company had a deferred tax asset of $7.2 million related to gross U.S. Federal net operating loss ("NOL") carryforwards of $34.3 million, of which $26.9 million will expire between tax years 2033 and 2038, with the remainder not subject to expiration. As of January 31, 2023 the Company had a deferred tax asset of $2.7 million related to gross state NOLs of $45.5 million that expire between 2023 and 2032 As of January 31, 2023 the Company had a deferred tax asset of $0.3 million related to gross foreign NOLs of $1.6 million for its subsidiary in Saudi Arabia, which can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of the tax benefit is dependent upon the future generation of operating income in the respective tax jurisdictions.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets.  A significant piece of objective negative evidence evaluated was the domestic cumulative loss incurred over the three-year period ended January 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of January 31, 2023, a full valuation allowance was recorded against the domestic deferred tax assets.  The amount of the domestic deferred tax assets considered realizable, however, could be increased if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth.

The Company has a deferred tax asset of $2.6 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire on January 31, 2026.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

(In thousands)	2022	2021
Balance at beginning of year	$1,611	$1,591
Decreases in positions taken in a prior period	-	(4)
Increases in positions taken in a current period	159	66
Decreases due to lapse of statute of limitations	(3)	(8)
Decreases due to settlements	(94)	(34)
Balance at end of year	$1,673	$1,611

Included in the total UTP liability were estimated accrued interest and penalties of $0.3 million and $0.2 million as of  January 31, 2023 and 2022, respectively. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheet and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2023, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2023 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $0.9 million of the amount accrued on  January 31, 2023 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2019, 2020, 2021 and 2022 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2004 through January 31, 2010, are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future year audits.

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

Note 8 - Retirement plans

Pension plan

The defined benefit plan (the "Pension Plan") that covered the hourly rate employees of a non-operating filtration business unit, previously located in Winchester, Virginia, was frozen on June 30, 2013 per the third Amendment to the Pension Plan dated May 15, 2013. The accrued benefit of each participant was frozen as of the freeze date, and no further benefits accrued with respect to any service or hours of service after the freeze date. The benefits were based on fixed amounts multiplied by years of service of participants. The Company engaged outside actuaries to calculate its obligations and costs.

During the year ended January 31, 2023, the Company’s Board of Directors approved the termination of the Pension Plan. The Company provided participants of the Pension Plan an option to elect either a lump sum distribution or an annuity. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution. That insurance company became responsible for administering and paying pension benefit payments effective December 1, 2022.

During the year ended January 31, 2023, the Company recognized a non-cash pre-tax settlement charge of $0.9 million, within other income/(expense) in the consolidated statements of operations in connection with the Pension Plan termination process, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the Pension Plan assets and obligations at termination. In addition, the Company recorded an income tax benefit of $0.1 million for the year ended January 31, 2023, to reclassify the tax effects in accumulated other comprehensive loss upon completion of the termination of the Pension Plan. The Pension Plan termination did not require a cash outlay by the Company. Upon completion of the termination and settlement processes, the Company expects a remaining pension surplus investment balance of approximately $0.9 million.

Asset allocation

The Pension Plan holds no securities of Perma-Pipe International Holdings, Inc.; 100% of the assets are held for benefits under the Pension Plan. The fair value of the major categories of the Pension Plan's investments are presented below. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

(In thousands)	2022	2021
Level 1 market value of plan assets
Equity securities	$-	$4,119
U.S. bond market	-	1,544
Real estate securities	-	322
Subtotal	-	5,985
Level 2 significant other observable inputs
Money market fund	$895	$321
Subtotal	895	321
Investments measured at net asset value*	$22	$829
Total	$917	$7,135

* Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of benefit obligations, plan assets and funded status of the Pension Plan.

On January 31, 2023, the Pension Plan assets were held 100% in cash.

Investment market conditions in 2022 resulted in $0.5 million loss on plan assets, computed as the actual return as presented below less the expected return, which decreased the fair value of plan assets at year end.

Reconciliation of benefit obligations, plan assets and funded status of plan (in thousands)	2022	2021
Accumulated benefit obligations
Vested benefits	$-	$6,448
Accumulated benefits	$-	$6,448

Change in benefit obligation
Benefit obligation - beginning of year	$6,448	$7,090
Interest cost	141	173
Actuarial gain	(220)	(511)
Benefits paid	(259)	(304)
Lump sum benefits paid	(5,531)	-
Reimbursement of premiums	112	-
Effect of settlement/curtailment	(691)	-
Benefit obligation - end of year	$-	$6,448

Change in plan assets
Fair value of plan assets - beginning of year	$7,135	$7,016
Actual (loss) gain on plan assets	(540)	423
Benefits paid	(259)	(304)
Lump sum benefits paid	(5,531)	-
Reimbursement of premiums	112	-
Fair value of plan assets - end of year	$917	$7,135

Over-funded/(unfunded) status	$917	$688

Balance sheet classification
Prepaid expenses and other current assets	$917	$322
Other assets	-	2,050
Deferred compensation liabilities	-	(1,684)
Net amount recognized	$917	$688

Amounts recognized in accumulated other comprehensive loss
Unrecognized actuarial loss	$-	$1,362
Net amount recognized	$-	$1,362

Weighted-average assumptions used to determine net cost and benefit obligations	2022	2021
End of year benefit obligation discount rate	N/A	3.00%
End of year net periodic benefit cost discount rate	N/A	2.50%
Expected return on plan assets	N/A	7.50%

In connection with the termination of the Pension Plan, participants elected either a lump sum payment or annuity. For those electing lump sum payouts, the benefit obligation was based on rates determined as of the beginning of the plan year, in accordance with the plan document. For those electing annuity payouts, the benefit obligation was determined by the annuity provider.

Components of net periodic benefit cost (in thousands)	2022	2021
Interest cost	$141	$173
Expected return on plan assets	-	(514)
Recognized actuarial loss	49	119
Net periodic benefit expense/(income)	$190	$(222)

Amounts recognized in other comprehensive income (in thousands)
Actuarial gain/(loss) on obligation	$220	$511
Settlement/plan termination	1,518	-
Actual gain/(loss) on plan assets	(540)	(90)
Amounts recognized in current year	49	119
Total in other comprehensive income	$1,247	$540

Other comprehensive income is also affected by the tax effect of the valuation allowance recorded on the domestic deferred tax assets. During the year ended January 31, 2023, there was an actuarial loss of $0.3 million. This actuarial loss is comprised of an asset loss of $0.5 million and liability gain of $0.2 million. The liability gain is primarily the result of demographic gains. During the year ended January 31, 2022, there was an actuarial gain of $0.4 million. This actuarial gain is comprised of an asset loss of $0.1 million and liability gain of $0.5 million. The liability gain is the combination of: (i) a gain due to a 50 basis point increase in the discount rate, (ii) a loss resulting from an update to the mortality improvement assumption and (iii) other demographic gains.

Due to the termination of the Pension Plan there are no expected employer contributions.

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

Contributions to the 401(k) plan were $0.3 million each in the years ended January 31, 2023 and 2022.

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

				FIP/RP Status	2022	2021	Surcharge
Plan Name	EIN	Plan #	Funded Zone Status	Pending/Implemented	Contribution	Contribution	Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	62-6102837	001	Yellow	No	$178	$172	No	3/31/2025

Note 9 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At January 31, 2023, the Company had reserved a total of 307,475 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

Stock compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

(In thousands)	2022	2021
Restricted stock based compensation expense	$1,002	$1,101
Total stock-based compensation expense	$1,002	$1,101

Stock options

The Company did not grant any stock options during the years ended January 31, 2023 or 2022. The following tables summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding on January 31, 2021	107	$9.24	2.5	$5

Exercised	(7)	6.16
Expired or forfeited	(33)	9.36
Outstanding on January 31, 2022	67	9.51	1.7	63

Options exercisable on January 31, 2022	67	$9.51	1.7	63

Exercised	(16)	6.66
Expired or forfeited	(11)	10.85
Outstanding on January 31, 2023	40	10.85	1.1	19

Options exercisable on January 31, 2023	40	$10.85	1.1	$19

There was no vesting, expiration or forfeiture of previously unvested stock options during the year ended  January 31, 2023. As of  January 31, 2023, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Deferred stock

As part of their compensation, in previous years the Company granted deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is distributed to the directors only upon their separation from service. During the year ended  January 31, 2023, 34,873 deferred stock units were distributed.  There were approximately 62,926 and 97,799 deferred stock units outstanding included in the restricted stock activity shown below as of  January 31, 2023 and 2022, respectively.

Restricted stock

The Company has granted restricted stock to executive officers, independent directors, and employees. The restricted stock vests ratably over one to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended  January 31, 2023 and 2022, respectively:

(Shares in thousands)	Restricted shares	Weighted average price	Aggregate intrinsic value
Outstanding on January 31, 2021	372	$7.62	$2,843
Granted	137	7.14
Issued	(113)
Forfeited	(43)	7.47
Outstanding on January 31, 2022	353	$7.48	$2,652
Granted	103	10.96
Issued	(147)
Forfeited	(42)	6.87
Outstanding on January 31, 2023	267	$8.55	$2,286

The fair value of vested restricted stock was $1.2 million and $1.1 million in the year ended January 31, 2023 and 2022 respectively. As of January 31, 2023, there was $1.1 million of unrecognized compensation cost related to unvested restricted stock granted under the plans. That cost is expected to be recognized over the weighted-average period of 2.0 years.

Note 10 - Interest expense, net

(In thousands)	2022	2021
Interest expense	2,243	918
Interest income	124	90
Interest expense, net	2,119	828

Note 11 - Treasury stock

On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. Share repurchases may be executed through open market or in privately negotiated transactions over the course of the 12 months following the Board of Directors authorization. The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. In total, the Company used $2.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock under the program.

On July 26, 2022, the Company retired 239,168 shares of treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease to retained earnings in accordance with ASC 505-30, Equity - Treasury Stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2021 and 2022 (In thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	59	$8.45	59	$2,505
November 1, 2021 - November 30, 2021	21	8.55	21	2,323
December 1, 2021 - December 31, 2021	56	7.99	56	1,872
January 1, 2022 - January 31, 2022	98	8.81	98	1,008
July 1, 2022 - July 31, 2022	5	8.85	5	964
December 1, 2022 - December 31, 2022	3	8.61	3	939
Total	242		242

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  January 31, 2023 and 2022

(In thousands)	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2)	Balance at end of period
Year Ended January 31, 2023
Valuation allowance for deferred tax assets	$16,905	$(585)	$-	$(327)	$15,993
Allowance for possible losses in collection of trade receivables	486	140	(14)	-	612

Year Ended January 31, 2022
Valuation allowance for deferred tax assets	$17,746	$(717)	$-	$(124)	$16,905
Allowance for possible losses in collection of trade receivables	474	32	-	(20)	486

(1) Uncollectible accounts charged off.

(2) Trade receivable allowances primarily related to recoveries from accounts previously written off and currency translation. Deferred tax asset valuation allowance primarily related to amounts charged to other comprehensive income.

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

Exhibit No.	Description and Location
3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Fifth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10.1	Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *
10.2	2013 Omnibus Stock Incentive Plan as Amended June 14, 2013 [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2013] *
10.3	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10.4	2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 19, 2017] *
10.5	Form of Restricted Stock Unit Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017[Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed on September 11, 2018]*
10.6	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10.7	Second Amendment and Waiver to Revolving Credit and Security Agreement, dated September 17, 2021, by and among the Company, PNC Bank, National Association, and other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2021]
10.8
Executive Employment Agreement, dated October 1, 2018, by and between the Company and D. Bryan Norwood [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2018]*

10.9
Form of Restricted Stock Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]*

10.10
Executive Employment Agreement, dated January 31, 2020 by and between the Company and Wayne Bosch [Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020] *

10.11
Form of Restricted Stock and Performance Award Agreement under the 2017 Omnibus Stock Incentive Plan as Amended June 13, 2017 [Incorporated by reference to Exhibit 10.L to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed on April 15, 2021] *

10.12	Perma-Pipe International Holdings, Inc. 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 16, 2021]*
10.13	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.14	Executive Employment Agreement, dated July 26, 2021, by and between the Company and Grant Dewbre [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2021 filed on September 8, 2021]*
10.15	Form of Restricted Stock and Performance Award Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
10.16	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
10.17	Form of Employee Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

Perma-Pipe International Holdings, Inc.

Date: April 27, 2023	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer))
)
	D. BRYAN NORWOOD*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer))		April 27, 2023
)
	CYNTHIA BOITER*	Director	)

	DAVID B. BROWN*	Director	)

	ROBERT MCNALLY*	Director	)

	JEROME T. WALKER*	Director and Chairman of the Board of Directors

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield