Form 10-Q
period 2023-04-30
Perma-Pipe International Holdings, Inc.
filed 2023-06-14
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

On June 12, 2023, there were 8,007,002 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2023

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,
	2023	2022
Net sales	$29,657	$31,222
Cost of sales	22,883	24,173
Gross profit	6,774	7,049

Operating expenses
General and administrative expenses	5,460	5,650
Selling expenses	1,239	1,239
Total operating expenses	6,699	6,889

Income from operations	75	160

Interest expense, net	512	368
Other income	72	49
Loss before income taxes	(365)	(159)

Income tax expense	758	726

Net loss	$(1,123)	$(885)

Weighted average common shares outstanding
Basic	8,004	7,919
Diluted	8,004	7,919

Loss per share
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)

See accompanying notes to consolidated financial statements.

Note: Per share calculations could be impacted by rounding.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)

	Three Months Ended April 30,
	2023	2022
Net loss	$(1,123)	$(885)

Other comprehensive loss
Foreign currency translation adjustments, net of tax	(437)	(932)
Comprehensive loss	$(1,560)	$(1,817)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,776	$5,773
Restricted cash	1,009	1,020
Trade accounts receivable, less allowance for credit losses of $676 at April 30, 2023 and $612 at January 31, 2023	39,897	42,010
Inventories, net	12,878	14,738
Prepaid expenses and other current assets	8,099	7,357
Unbilled accounts receivable	11,907	11,634
Costs and estimated earnings in excess of billings on uncompleted contracts	2,974	3,126
Total current assets	85,540	85,658
Long-term assets
Property, plant and equipment, net of accumulated depreciation	28,562	26,518
Operating lease right-of-use asset	4,338	4,527
Deferred tax assets	636	696
Goodwill	2,199	2,227
Other long-term assets	3,518	3,340
Total long-term assets	39,253	37,308
Total assets	$124,793	$122,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$14,317	$14,754
Accrued compensation and payroll taxes	1,544	1,179
Commissions and management incentives payable	3,571	2,735
Revolving line - North America	4,067	4,387
Current maturities of long-term debt	9,335	6,227
Customers' deposits	1,578	1,951
Outside commission liability	2,406	2,029
Operating lease liability short-term	823	912
Other accrued liabilities	3,896	5,549
Billings in excess of costs and estimated earnings on uncompleted contracts	3,449	1,743
Income taxes payable	2,013	2,324
Total current liabilities	46,999	43,790
Long-term liabilities
Long-term debt, less current maturities	4,277	4,389
Long-term finance obligation	9,184	9,215
Deferred compensation liabilities	1,678	1,608
Deferred tax liabilities	915	909
Operating lease liability long-term	4,210	4,252
Other long-term liabilities	1,077	1,019
Total long-term liabilities	21,341	21,392
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,004 issued and outstanding at April 30, 2023 and January 31, 2023	80	80
Additional paid-in capital	62,791	62,562
Treasury stock, 3 shares at April 30, 2023 and January 31, 2023	(26)	(26)
Retained earnings	494	1,617
Accumulated other comprehensive loss	(6,886)	(6,449)
Total stockholders' equity	56,453	57,784
Total liabilities and stockholders' equity	$124,793	$122,966

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net loss	-	-	(1,123)	-	-	(1,123)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(437)	(437)
Total stockholders' equity at April 30, 2023	$80	$62,791	$494	$(26)	$(6,886)	$56,453

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net loss	-	-	(885)	-	-	(885)
Common stock issued under stock plans, net of shares used for tax withholding	-	16	-	-	-	16
Stock-based compensation expense	-	236	-	-	-	236
Foreign currency translation adjustment	-	-	-	-	(932)	(932)
Total stockholders' equity at April 30, 2022	$82	$62,018	$(3,180)	$(1,992)	$(4,036)	$52,892

Shares	2023	2022
Balances at beginning of year	8,003,954	8,151,754
Treasury stock purchased	-	(7,935)
Shares issued, net of shares used for tax withholding	-	94,416
Prior period adjustments	-	(234,281)
Balances at period end	8,003,954	8,003,954

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended April 30,
	2023	2022
Operating activities
Net loss	$(1,123)	$(885)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities
Depreciation and amortization	915	995
Deferred tax expense	77	157
Stock-based compensation expense	229	236
Provision on uncollectible accounts	26	(25)
Gain from disposal of fixed assets	(5)	(1)
Changes in operating assets and liabilities
Accounts receivable	1,862	3,493
Inventories, net	1,813	(1,817)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,858	(3,799)
Accounts payable	(227)	2,042
Accrued compensation and payroll taxes	1,279	(484)
Customers' deposits	(371)	533
Income taxes receivable and payable	(318)	(625)
Prepaid expenses and other current assets	(570)	(923)
Unbilled accounts receivable	(359)	(4,298)
Other assets and liabilities	(1,274)	(1,707)
Net cash provided by/(used in) operating activities	3,812	(7,108)
Investing activities
Capital expenditures	(3,227)	(400)
Proceeds from insurance recovery for property and equipment	5	-
Proceeds from sales of property and equipment	-	70
Net cash used in investing activities	(3,222)	(330)
Financing activities
Proceeds from revolving lines	28,333	16,870
Payments of debt on revolving lines	(25,527)	(11,566)
Payments of principal on finance obligation	(27)	(21)
Payments of other debt	(61)	(86)
Decrease in drafts payable	(176)	(29)
Payments on finance lease obligations, net	(83)	(90)
Stock options exercised and taxes paid related to restricted shares vested	-	17
Net cash provided by financing activities	2,459	5,095
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	471
Net increase/(decrease) in cash, cash equivalents and restricted cash	2,992	(1,872)
Cash, cash equivalents and restricted cash - beginning of period	6,793	9,771
Cash, cash equivalents and restricted cash - end of period	$9,785	$7,899
Supplemental cash flow information
Interest paid	$521	$350
Income taxes paid	939	1,138

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 30, 2023

(Tabular amounts presented in thousands, except per share amounts)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2023 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2023 and 2022 are for the fiscal year ending January 31, 2024 and the fiscal year ended  January 31, 2023, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2023 as filed with the SEC on April 27, 2023 for discussion of the Company's significant accounting policies. During the three months ended April 30, 2023, the following accounting policy was adopted:

Current Expected Credit Loss

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance requires the application of a current expected credit loss (“CECL”) model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  The Company adopted this guidance effective February 1, 2023, which was not material to the consolidated financial statements for the three months ended April 30, 2023.

Subsequent Events

The Company has evaluated subsequent events through June 14, 2023, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these consolidated financial statements.

Note 2 - Business segment reporting

The Company is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company engineers, manufactures and sells pre-insulated specialty piping systems, and leak detection systems. Pre-insulated specialty piping systems include: (i) insulated and jacketed district heating and cooling piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines, and (iv) liquid and powder based anti-corrosion coatings applied both to the external and internal surfaces of steel pipe, including shapes like bends, reducers, tees, and other spools/fittings used in pipelines for the transportation of oil and gas products and potable water. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt and India, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific contract and are stated at amounts due from customers net of any allowance for claims and credit losses. The allowance for credit losses is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management exercises its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when an amount is deemed uncollectible. The write-off is recorded against the allowance for credit losses.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.1 million as of April 30, 2023, with a remaining balance due in the amount of $2.7 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $1.6 million is classified in other long-term assets on the Company's consolidated balance sheets.

The Company has been engaged in ongoing active efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during June 2022 received a partial payment to settle $0.9 million of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2022 and 2023 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of April 30, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended April 30, 2023, one customer accounted for 18.8% of the Company's consolidated net sales, and during the same period in 2022, no individual customer accounted for greater than 10% of the Company’s consolidated net sales.

As of  April 30, 2023 and January 31, 2023, one customer accounted for 16.3% and 11.9% of the Company's accounts receivable, respectively.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Systems and Coating - which include all bundled products in which PPIH engineers and manufactures pre-insulated specialty piping systems, provides insulation and anti-corrosion coatings to pipes used in land-lines and subsea flowlines, and to subsea oil production equipment.

2)	Products - which include cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exist:

1)	the customer owns the material that is being coated, so the customer controls the asset and thus the work-in-process; or

2)

the customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured as evidenced by the Company’s right to payment for work performed to date plus profit margin for products that have no alternative use to the Company.

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended April 30,
	2023		2022
	Sales	% of Total	Sales	% of Total
Products	$2,842	9%	$2,912	9%

Specialty Piping Systems and Coating
Revenue recognized under input method	10,338	35%	10,617	34%
Revenue recognized under output method	16,477	56%	17,693	57%
Total	$29,657	100%	$31,222	100%

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

The following table shows the reconciliation of cost in excess of billings and billings in excess of cost:

(In thousands)	April 30, 2023	January 31, 2023
Costs incurred on uncompleted contracts	$17,909	$18,342
Estimated earnings	9,657	9,370
Earned revenue	27,566	27,712
Less billings to date	28,041	26,329
(Billings in excess of cost)/costs in excess of billings, net	$(475)	$1,383
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,974	$3,126
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(3,449)	(1,743)
(Billings in excess of cost)/costs in excess of billings, net	$(475)	$1,383

The Company anticipates that substantially all costs incurred for uncompleted contracts as of  April 30, 2023 will be billed and collected within one year and that substantially all billings made for uncompleted contracts as of April 30, 2023 will be billed and collected within one year.

Unbilled accounts receivable:

The Company has recorded $11.9 million and $11.6 million of unbilled accounts receivable on the consolidated balance sheets as of April 30, 2023 and January 31, 2023, respectively, from revenues generated by its subsidiaries in the Middle East, North Africa and India. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billing will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  April 30, 2023 will be billed within one year.

Practical expedients:

Costs to obtain a contract are not considered to be incremental or material, and project duration generally does not span more than one year. Accordingly, the Company applies the practical expedient for these types of costs and as such are expensed in the period incurred.

As the Company's contracts are generally less than one year, the Company has applied the practical expedient regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

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

The Company's worldwide effective tax rates ("ETR") for the three months ended April 30, 2023 and 2022 were (207.7%) and (455.9%), respectively. The change in the ETR is due to the inability to recognize tax benefits on losses in the United States due to a full valuation allowance and changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability was $0.6 million as of April 30, 2023 related to these taxes.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At April 30, 2023, the Company performed a qualitative analysis assessment to determine if it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values. The Company assessed three asset groups as part of this analysis: United States, Canada and Middle East. The qualitative assessment indicated that it was more likely than not that the fair values of the Company's long-lived assets exceeded their carrying values for all three asset groups. Therefore, it was determined that there was no impairment of the Company's long-lived assets for the three months ended April 30, 2023. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2023 and January 31, 2023 was attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

(In thousands)	January 31, 2023	Foreign exchange change effect	April 30, 2023
Goodwill	$2,227	$(28)	$2,199

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At April 30, 2023, the Company elected to perform a qualitative analysis assessment to determine if it was more likely than not that the fair value of the Company's Canadian reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the Company's Canadian reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment for the three months ended April 30, 2023. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding but under which no new awards may be granted. At April 30, 2023 the Company had reserved a total of 307,446 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

The Company's prior incentive plans provided for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code. The prior incentive plans authorized awards to officers, employees, consultants, and independent directors.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended April 30,
(In thousands)	2023	2022
Restricted stock-based compensation expense	$229	$236

Stock Options

The Company did not grant any stock options during the three months ended April 30, 2023. The following table summarizes the Company's stock option activity:

(Shares in thousands)	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2023	40	$10.85	1.1	$19
Outstanding at April 30, 2023	40	10.85	0.9	29

Options exercisable at April 30, 2023	40	$10.85	0.9	$29

There was no vesting, expiration or forfeiture of previously unvested stock options during the three months ended April 30, 2023. As of April 30, 2023, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended April 30, 2023:

(Shares in thousands)	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2023	267	$8.55	$2,652
Granted	1	10.96
Forfeited or retired for taxes	(1)	6.52
Outstanding at April 30, 2023	267	$8.56	$2,288

As of April 30, 2023, there was $0.9 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 - Loss per share

	Three Months Ended April 30,
(In thousands, except per share data)	2023	2022
Basic weighted average common shares outstanding	8,004	7,919
Dilutive effect of equity compensation plans	-	-
Weighted average common shares outstanding assuming full dilution	8,004	7,919

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	35	39
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	210	279

Net loss	$(1,123)	$(885)

Loss per share
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)

Note 9 - Debt

Debt totaled $27.0 million and $24.3 million at April 30, 2023 and January 31, 2023, respectively.

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate or the Secured Overnight Financing Rate ("SOFR"), plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on SOFR borrowings is the SOFR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period, as well as an additional SOFR adjustment ranging from 0.10% to 0.25%, based on the term of the interest period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCF covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of April 30, 2023, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCF covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the North American Loan Parties' EBITDA (as defined in the Renewed Senior Credit Facility), would result in pro forma compliance with the FCF covenant. The Company was in compliance with these covenants as of  April 30, 2023.

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

As of April 30, 2023, the Company had borrowed an aggregate of $4.1 million at a rate of 9.0% and had $7.5 million available under the Renewed Senior Credit Facility. As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million and had $9.9 million available under the Renewed Senior Credit Facility.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.2 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2023. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at April 30, 2023) from a bank in the U.A.E. As of April 30, 2023 the facility has an interest rate of approximately 8.4% and is set to expire in May 2024.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at April 30, 2023) from a bank in the U.A.E. As of April 30, 2023 the facility has an interest rate of approximately 8.4% and is set to expire in May 2024.

The Company has a credit agreement for capital expenditure financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at April 30, 2023). As of April 30, 2023 the facility has an interest rate of approximately 8.7% and is expected to expire in July 2023.

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2 million at April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of April 30, 2023 the facility has an interest rate of approximately 8.0% and expired in June 2022, however the Company has started the renewal process for this credit arrangement. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 8.9 million Egyptian Pounds (approximately $0.3 million at April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 21.1% and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project.

In August 2022, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2 million at April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable, to be tested annually at fiscal year-end. As of April 30, 2023 the facility has an interest rate of approximately 8.0% and is set to expire in August 2023.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 25.0 million Saudi Riyal (approximately $6.7 million at  April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was set to expire in April 2023. Upon renewal of the credit arrangement in May 2023, the line was increased to 37.0 million Saudi Riyal (approximately $9.9 million at April 30, 2023). As of   April 30, 2023), the facility has an interest rate of approximately 9.2% and is set to expire in May 2024.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of April 30, 2023, the amount of foreign subsidiary debt guaranteed by the Company was approximately $1.2 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of April 30, 2023, with the exception of those arrangements that have expired and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On April 30, 2023, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of April 30, 2023, the Company's interest rates ranged from 8.0% to 21.1%, with a weighted average rate of 11.5%, and the Company had facility limits totaling $21.2 million under these credit arrangements. As of April 30, 2023, $2.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2023, the Company had borrowed $8.9 million and had an additional $10.0 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2023 and January 31, 2023, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of April 30, 2023, the remaining balance on the mortgage in Canada is approximately CAD 6.3 million (approximately $4.6 million at April 30, 2023). The interest rate is variable, and was 8.6% at April 30, 2023. Principal payments began in January 2018.

Note 10 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company intends to build a facility. The annual payments were initially approximately 1.2 million U.A.E. Dirhams (approximately $0.8 million at April 30, 2023), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments were deferred until August 2022 and have now commenced. The lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and is expected to vacate the remaining space in 2023. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of April 30, 2023. The termination resulted in decreases of $0.3 million, $4.0 million and $3.6 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of April 30, 2023. The termination also resulted in a decrease in rent expense of $1.1 million in the consolidated statement of operations for the year ended January 31, 2023.

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

At April 30, 2023, the Company had total operating lease liabilities of $5 million and operating ROU assets of $4.3 million, which are reflected in the consolidated balance sheets. At April 30, 2023, the Company also had total finance lease liabilities of $0.1 million included in current maturities of long-term debt, and total finance ROU assets of $0.4 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating and Finance leases:	April 30, 2023	January 31, 2023
Finance leases assets:
Property and Equipment - gross	$825	$1,161
Accumulated depreciation and amortization	(422)	(700)
Property and Equipment - net	$403	$461

Finance lease liabilities:
Finance lease liability short-term	$79	$164
Total finance lease liabilities	$79	$164

Operating lease assets:
Operating lease ROU assets	$4,338	$4,527

Operating lease liabilities:
Operating lease liability short-term	$823	$912
Operating lease liability long-term	4,210	4,252
Total operating lease liabilities	$5,033	$5,164

Total lease costs consist of the following (in thousands):

		Three Months Ended April 30,
Lease costs	Consolidated Statements of Operations Classification	2023	2022
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$53	$64
Interest on lease liabilities	Interest expense	3	10
Operating lease costs	Cost of sales, SG&A expenses	456	(107)
Short-term lease costs (1)	Cost of sales, SG&A expenses	179	66
Sub-lease income	SG&A expenses	(20)	(20)
Total Lease costs		$671	$13

(1) Includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$83	$90
Operating cash outflows from finance leases	3	10
Operating cash outflows from operating leases	468	343

ROU Assets obtained in exchange for new lease obligations:
Operating leases liabilities	$129	$132

	Three Months Ended April 30,
	2023	2022
ROU Assets obtained in exchange for new lease obligations:
Operating leases liabilities	129	132

Weighted-average lease terms and discount rates are as follows:

April 30, 2023
Weighted-average remaining lease terms (in years):
Finance leases	0.3
Operating leases	20.2

Weighted-average discount rates:
Finance leases	16.3%
Operating leases	8.2%

Maturities of lease liabilities as of April 30, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
For the nine months ending January 31, 2024	$1,108	$81
For the year ending January 31, 2025	694	-
For the year ending January 31, 2026	487	-
For the year ending January 31, 2027	453	-
For the year ending January 31, 2028	415	-
For the year ending January 31, 2029	378	-
Thereafter	7,147	-
Total lease payments	10,682	81
Less: amount representing interest	(5,649)	(2)
Total lease liabilities at April 30, 2023	$5,033	$79

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million and $0.9 millionfor the three months ended  April 30, 2023 and 2022, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees.

(In thousands)	April 30, 2023	January 31, 2023
Cash and cash equivalents	$8,776	$5,773
Restricted cash	1,009	1,020
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,785	$6,793

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

Note 13 - Recent accounting pronouncements

The Company evaluated recent accounting pronouncements and does not expect any to have a material impact on its consolidated financial statements or related disclosures.

Note 14 - Treasury stock

On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. Share repurchases may be executed through open market or in privately negotiated transactions over the course of the 12 months following the Board of Directors authorization. The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. During the three months ended  April 30, 2023, the Company has not made any repurchases of its outstanding shares of common stock.

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

The statements contained under the caption MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2023 and 2022 are for the fiscal year ending January 31, 2024 and the fiscal year ended January 31, 2023, respectively.

This MD&A should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, contained elsewhere in this report. Percentages set forth below in this MD&A have been rounded to the nearest percentage point.

Ukraine War

The ongoing war between Ukraine and Russia has continued to disrupt certain global markets. However, the Company has not experienced any direct impact from the disruption in this region. The Company does not source materials from this region, nor does it serve this market in any material nature.

Supply Chain Constraints and Inflationary Impacts

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences delays and increased prices for raw materials used in the Company's production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company has also updated its pricing to customers to offset the impacts of the raw material price increases. These impacts are expected to continue throughout 2023.

RESULTS OF OPERATIONS

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

($ in thousands)	Three Months Ended April 30,
	2023		2022		Change favorable/(unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$29,657		$31,222		$(1,565)

Gross profit	6,774	23%	7,049	23%	(275)

General and administrative expenses	5,460	18%	5,650	18%	190

Selling expense	1,239	4%	1,239	4%	-

Interest expense, net	512		368		(144)

Other income	72		49		23

Loss before income taxes	(365)		(159)		(206)

Income tax expense	758		726		(32)

Net loss	(1,123)		(885)		(238)

Three months ended April 30, 2023 vs. Three months ended April 30, 2022

Net sales:

Net sales were $ 29.7 million and $ 31.2 million in the three months ended April 30, 2023 and 2022, respectively.  The  decrease o f $1.5  million, or 5% , was a result of lower sales volumes in North America.

Gross profit:

Gross profit was $6.8 million, or 23% of net sales, and $7.0 million, or 23% of net sales, in the three months ended April 30, 2023 and 2022, respectively. The decrease of $0.2 million was driven by lower sales volumes.

General and administrative expenses:

General and administrative expenses were $5.5 million and $5.7 million in the three months ended April 30, 2023 and 2022, respectively. The decrease of $0.2 million, or 4%, was due to lower payroll costs, primarily related to timing.

Selling expenses:

Selling expenses were consistent at $1.2 million in the three months ended April 30, 2023 and 2022.

Interest expense, net:

Net interest expense remained consistent and was $0.5 million and $0.4 million in the three months ended April 30, 2023 and 2022, respectively.

Other income:

Other income was consistent and less than $0.1 million for the three months ended April 30, 2023 and 2022, respectively.

Income tax expense:

The Company's worldwide effective tax rates ("ETR") were (207.7%) and (455.9%) in the three months ended April 30, 2023 and 2022, respectively. The change in the ETR is due to the inability to recognize tax benefits on losses in the United States due to a full valuation allowance and changes in the mix of income and loss in various jurisdictions.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net loss:

Net loss was consistent at $(1.1) million and $(0.9) million in the three months ended April 30, 2023 and 2022, respectively.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2023 were $8.8 million compared to $5.8 million on January 31, 2023. On April 30, 2023, $0.5 million was held in the United States, and $8.3 million was held at the Company's foreign subsidiaries. The Company's working capital was $38.5 million on April 30, 2023 compared to $41.9 million on January 31, 2023. Of the working capital components, accounts receivable decreased by $2.1 million and cash and cash equivalents increased by $3.0 million as the result of the movements discussed below. As of April 30, 2023, the Company had $7.5 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $10.0 million of borrowing capacity under its foreign revolving credit agreements. The Company had $4.1 million borrowed under the Renewed Senior Credit Facility and $8.9 million borrowed under its foreign revolving credit agreements at April 30, 2023.

Net cash provided by operating activities in the three months ended April 30, 2023 and 2022 was $3.8 million and net cash used in operating activities was $7.1 million in the three months ended April 30, 2022. This increase of $10.9 million was due primarily to decreases in unbilled accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts, offset by changes to accounts receivable and accounts payable.

Net cash used in investing activities in the three months ended April 30, 2023 and 2022 was $3.2 million and $0.3 million, respectively. The increase of $2.9 million was due primarily to investment in the Middle East.

Net cash provided by financing activities in the three months ended April 30, 2023 and 2022 was $2.5 million and $5.1 million, respectively. The main source of cash from financing activities during the three months ended April 30, 2023 was net proceeds from borrowings of approximately $2.8 million under the Company's credit facilities, as compared to the three months ended April 30, 2022, when net proceeds were approximately $5.3 million. Debt totaled $27.0 million and $24.3 million as of April 30, 2023 and January 31, 2023, respectively. For additional information, see Note 9 - Debt, in the Notes to Consolidated Financial Statements.

Treasury stock. On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. Share repurchases may be executed through open market or in privately negotiated transactions over the course of the 12 months following the Board of Directors authorization.

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. During the three months ended April 30, 2023, the Company has not made any repurchases of its outstanding shares of common stock.

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate or the Secured Overnight Financing Rate ("SOFR"), plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on SOFR borrowings is the SOFR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period, as well as an additional SOFR adjustment ranging from 0.10% to 0.25%, based on the term of the interest period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains a free cash flow financial covenant (the "FCF covenant") requiring the North American Loan Parties to achieve a ratio of its EBITDA to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of April 30, 2023, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of the FCF covenant by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the North American Loan Parties' EBITDA (as defined in the Renewed Senior Credit Facility), would result in pro forma compliance with the FCF covenant. The Company was in compliance with these covenants as of April 30, 2023.

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

As of April 30, 2023, the Company had borrowed an aggregate of $4.1 million at a rate of 9.0% and had $7.5 million available under the Renewed Senior Credit Facility. As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million and had $9.9 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at April 30, 2023) from a bank in the U.A.E. As of April 30, 2023 the facility has an interest rate of approximately 8.4% and is set to expire in May 2024.

The Company has a revolving line for 17.5 million U.A.E. Dirhams (approximately $4.8 million at April 30, 2023) from a bank in the U.A.E. As of April 30, 2023 the facility has an interest rate of approximately 8.4% and is set to expire in May 2024.

The Company has a credit agreement for capital expenditure financing with a bank in the U.A.E. for 2.0 million U.A.E. Dirhams (approximately $0.5 million at April 30, 2023). As of April 30, 2023 the facility has an interest rate of approximately 8.7% and is expected to expire in July 2023.

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2 million at April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of April 30, 2023 the facility has an interest rate of approximately 8.0% and expired in June 2022, however the Company has started the renewal process for this credit arrangement. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 8.9 million Egyptian Pounds (approximately $0.3 million at April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 21.1% and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project.

In August 2022, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2 million at April 30, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable, to be tested annually at fiscal year-end. As of April 30, 2023 the facility has an interest rate of approximately 8.0% and is set to expire in August 2023.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 25.0 million Saudi Riyal (approximately $6.7 million at April 30, 2023) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was set to expire in April 2023. Upon renewal of the credit arrangement in May 2023, the line was increased to 37.0 million Saudi Riyal (approximately $9.9 million at April 30, 2023). As of April 30, 2023 the facility has an interest rate of approximately 9.2% and is set to expire in May 2024.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of April 30, 2023, the amount of foreign subsidiary debt guaranteed by the Company was approximately $1.2 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of April 30, 2023, with the exception of those arrangements that have expired and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On April 30, 2023, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of April 30, 2023, the Company's interest rates ranged from 8.0% to 21.1%, with a weighted average rate of 11.5%, and the Company had facility limits totaling $21.2 million under these credit arrangements. As of April 30, 2023, $2.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2023, the Company had borrowed $8.9 million and had an additional $10.0 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of April 30, 2023 and January 31, 2023, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.2 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2023. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.1 million as of April 30, 2023, with a remaining balance due in the amount of $2.7 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $1.6 million is classified in a long-term receivable account.

The Company has been engaged in ongoing active efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and during June 2022 received a partial payment to settle $0.9 million of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2022 and 2023 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of April 30, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2023 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2023. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the certifying officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weakness described below.

Management has previously reported on a material weakness in the Company's internal control over financial reporting regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. Specifically, the Company failed to appropriately perform cycle count procedures at one of the Company's operating facilities, resulting in a significant adjustment during the full physical inventory count at period end. Further, management review of the process and resulting adjustments on a periodic basis failed to identify the issue. These failures led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. As a result, at April 30, 2023 and on the date of this Quarterly Report on Form 10-Q, the Company's internal control over financial reporting is not effective.

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

Management identified a material weakness in the Company's internal control over financial reporting regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. As a result of the material weakness identified, the Company has begun updating its internal control over financial reporting as discussed in its remediation plan update below.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting. To address the material weakness, the Company has begun implementing its remediation plan. Specifically, the Company has:

●	Hired additional personnel with significant experience in inventory management to oversee the process in the Lebanon, Tennessee plant;
●	Engaged outside consultants and begun the process to review and update policies, procedures and controls over inventory management;
●	Redesigned cycle count procedures to better identify higher value and more active inventory parts, as well as to include additional review of results prior to recording of any adjustments; and
●	Begun the process of updating inventory organization, both physically and in the inventory management system.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to inventory management and will address the related material weakness described above. However, the material weakness cannot be considered fully remediated until the remediation processes have been in operation for a period of time, are successfully tested and management concludes that these processes and controls are operating effectively. The Company will continue to monitor the effectiveness of its remediation measures in connection with its future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and management will make any changes to the design of the Company's plan and take such other actions deemed appropriate given the circumstances.

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

Perma-Pipe International Holdings, Inc.

Date:	June 14, 2023	By: /s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2023	By: /s/ D. Bryan Norwood
D. Bryan Norwood
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)