Form 10-Q
period 2023-10-31
Perma-Pipe International Holdings, Inc.
filed 2023-12-08
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

On December 8, 2023, there were 8,063,501 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2023

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net sales	$45,690	$37,903	$110,489	$106,128
Cost of sales	32,506	26,773	81,065	78,063
Gross profit	13,184	11,130	29,424	28,065

Operating expenses
General and administrative expenses	5,674	5,284	16,417	16,180
Selling expenses	1,471	1,310	4,201	3,863
Total operating expenses	7,145	6,594	20,618	20,043

Income from operations	6,039	4,536	8,806	8,022

Interest expense	640	717	1,788	1,585
Other expense	(502)	(948)	(350)	(963)
Income before income taxes	4,897	2,871	6,668	5,474

Income tax expense	1,533	1,143	3,257	2,763

Net income	3,364	1,728	3,411	2,711
Less: Net income attributable to non-controlling interest	1,429	-	1,577	-
Net income attributable to common stock	$1,935	$1,728	$1,834	$2,711

Weighted average common shares outstanding
Basic	7,955	8,004	7,996	8,096
Diluted	8,021	8,146	8,106	8,238

Earnings per share attributable to common stock
Basic	$0.24	$0.22	$0.23	$0.33
Diluted	$0.24	$0.21	$0.23	$0.33

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

 (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income	$3,364	$1,728	$3,411	$2,711

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(2,035)	(2,735)	(2,133)	(4,122)
Minimum pension liability adjustment, net of tax	-	1,247	-	1,247
Comprehensive income (loss)	$1,329	$240	$1,278	$(164)
Less: Comprehensive income attributable to non-controlling interests	1,429	-	1,577	-
Total comprehensive (loss) income attributable to common stock	$(100)	$240	$(299)	$(164)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2023	January 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,021	$5,773
Restricted cash	1,387	1,020
Trade accounts receivable, less allowance for credit losses of $574 at October 31, 2023 and $612 at January 31, 2023	47,095	42,010
Inventories	16,052	14,738
Prepaid expenses and other current assets	7,316	7,357
Unbilled accounts receivable	14,320	11,634
Costs and estimated earnings in excess of billings on uncompleted contracts	2,462	3,126
Total current assets	94,653	85,658
Long-term assets
Property, plant and equipment, net of accumulated depreciation	35,851	26,518
Operating lease right-of-use asset	6,376	4,527
Deferred tax assets	639	696
Goodwill	2,152	2,227
Other long-term assets	4,534	3,340
Total long-term assets	49,552	37,308
Total assets	$144,205	$122,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$26,104	$14,754
Accrued compensation and payroll taxes	1,551	1,179
Commissions and management incentives payable	4,546	4,764
Revolving line - North America	6,702	4,387
Current maturities of long-term debt	7,132	6,227
Customers' deposits	3,220	1,951
Operating lease liability short-term	920	912
Other accrued liabilities	3,076	5,549
Billings in excess of costs and estimated earnings on uncompleted contracts	904	1,743
Income taxes payable	3,383	2,324
Total current liabilities	57,538	43,790
Long-term liabilities
Long-term debt, less current maturities	4,158	4,389
Long-term finance obligation	9,114	9,215
Deferred compensation liabilities	1,142	1,608
Deferred tax liabilities	976	909
Operating lease liability long-term	6,143	4,252
Related party loan	2,753	-
Other long-term liabilities	1,252	1,019
Total long-term liabilities	25,538	21,392
Non-controlling interest	4,156	-
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,951 issued and outstanding at October 31, 2023 and 8,004 at January 31, 2023	80	80
Additional paid-in capital	62,991	62,562
Treasury stock, 109 shares at October 31, 2023 and 3 shares at January 31, 2023	(967)	(26)
Retained earnings	3,451	1,617
Accumulated other comprehensive loss	(8,582)	(6,449)
Total stockholders' equity	56,973	57,784
Total liabilities and stockholders' equity	$144,205	$122,966

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net loss	-	-	(1,123)	-	-	(1,123)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(437)	(437)
Total stockholders' equity at April 30, 2023	$80	$62,791	$494	$(26)	$(6,886)	$56,453

Net income	-	-	1,022	-	-	1,022
Common stock issued under stock plans, net of shares used for tax withholding	-	(274)	-	-	-	(274)
Repurchase of common stock	1	-	-	(312)	-	(311)
Stock-based compensation expense	-	245	-	-	-	245
Foreign currency translation adjustment	-	-	-	-	339	339
Total stockholders' equity at July 31, 2023	$81	$62,762	$1,516	$(338)	$(6,547)	$57,474

Net income	-	-	1,935	-	-	1,935
Repurchase of common stock	(1)	-	-	(629)	-	(630)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(2,035)	(2,035)
Total stockholders' equity at October 31, 2023	$80	$62,991	$3,451	$(967)	$(8,582)	$56,973

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net loss	-	-	(885)	-	-	(885)
Common stock issued under stock plans, net of shares used for tax withholding	-	16	-	-	-	16
Stock-based compensation expense	-	236	-	-	-	236
Foreign currency translation adjustment	-	-	-	-	(932)	(932)
Total stockholders' equity at April 30, 2022	$82	$62,018	$(3,180)	$(1,992)	$(4,036)	$52,892

Net income	-	-	1,868	-	-	1,868
Common stock issued under stock plans, net of shares used for tax withholding	-	(247)	-	-	-	(247)
Repurchase of common stock	-	-	-	(43)	-	(43)
Retirement of treasury stock	(2)	-	(2,033)	2,035	-	-
Stock-based compensation expense	-	284	-	-	-	284
Foreign currency translation adjustment	-	-	-	-	(455)	(455)
Total stockholders' equity at July 31, 2022	$80	$62,055	$(3,345)	$-	$(4,491)	$54,299

Net income	-	-	1,728	-	-	1,728
Common stock issued under stock plans, net of shares used for tax withholding	-	9	-	-	-	9
Stock-based compensation expense	-	243	-	-	-	243
Pension liability	-	-	-	-	1,247	1,247
Foreign currency translation adjustment	-	-	-	-	(2,735)	(2,735)
Total stockholders' equity at October 31, 2022	$80	$62,307	$(1,617)	$-	$(5,979)	$54,791

Shares	2023	2022
Balances at beginning of year	8,007,002	8,151,754
Treasury stock retired	-	(4,887)
Shares issued, net of shares used for tax withholding	56,499	94,416
Prior period adjustments	-	(234,281)
Balances at period end	8,063,501	8,007,002

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2023	2022
Operating activities
Net income	$3,411	$2,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,774	2,781
Deferred tax expense	145	358
Stock-based compensation expense	686	763
Non-cash pension termination expense	-	813
Provision on uncollectible accounts	(37)	20
(Loss) gain from disposal of fixed assets	(13)	134
Changes in operating assets and liabilities
Accounts receivable	(5,377)	(4,345)
Inventories	(1,426)	(1,545)
Costs and estimated earnings in excess of billings on uncompleted contracts	(175)	(3,086)
Accounts payable	9,346	513
Accrued compensation and payroll taxes	1,167	126
Customers' deposits	1,272	1,250
Income taxes payable	327	530
Prepaid expenses and other current assets	205	(785)
Unbilled accounts receivable	(2,776)	(7,037)
Other assets and liabilities	(1,912)	1,699
Net cash provided by (used in) operating activities	7,617	(5,100)
Investing activities
Capital expenditures	(8,204)	(3,236)
Proceeds from insurance recovery for property and equipment	5	-
Proceeds from sales of property and equipment	-	117
Net cash used in investing activities	(8,199)	(3,119)
Financing activities
Proceeds from revolving credit lines	120,467	62,778
Payments of debt on revolving credit lines	(117,419)	(54,259)
Payments of principal on finance obligation	(84)	(65)
Payments of other debt	(179)	(198)
Decrease in drafts payable	(199)	(130)
Payments on finance lease obligations	(176)	(251)
Repurchase of common stock	(941)	(43)
Stock options exercised and taxes paid related to restricted shares vested	(273)	(222)
Net cash provided by financing activities	1,196	7,610
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	563
Net increase (decrease) in cash, cash equivalents and restricted cash	615	(46)
Cash, cash equivalents and restricted cash - beginning of period	6,793	9,771
Cash, cash equivalents and restricted cash - end of period	$7,408	$9,725
Supplemental cash flow information
Cash interest paid	$1,754	$1,505
Cash income taxes paid	2,546	2,107
Fixed assets acquired from non affiliates - non-cash	$4,357	$-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2023

(In thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2023 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2023 and 2022 are for the fiscal year ending January 31, 2024 and for the fiscal year ended  January 31, 2023, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2023 as filed with the SEC on April 27, 2023 for discussion of the Company's significant accounting policies. During the nine months ended October 31, 2023, the following accounting policy was adopted:

Current Expected Credit Loss

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance requires the application of a current expected credit loss (“CECL”) model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  The Company adopted this guidance effective February 1, 2023, which was not material to the consolidated financial statements for the nine months ended October 31, 2023.

Subsequent Events

The Company has evaluated subsequent events through December 8, 2023, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these consolidated financial statements.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable consist of geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt and India, letters of credit are obtained for substantially all orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific contract and are stated at amounts due from customers net of any allowance for claims and credit losses. The allowance for credit losses is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management exercises its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when an amount is deemed uncollectible and all attempts to collect have been exhausted. The write-off is recorded against the allowance for credit losses.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.5 million as of October 31, 2023, with a remaining balance due in the amount of $2.4 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $1.6 million is classified in other long-term assets on the Company's consolidated balance sheets.

Regardless of the contractual due date for payment, the Company has been actively engaged in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances. In September 2023 and June 2022, a partial payment was received to settle $0.4 million and $0.9 million of the customer's outstanding balances, respectively. Further, the Company has been engaged by the customer to perform additional work in 2022 and 2023 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of October 31, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such uncollected amounts.

For the three months ended October 31, 2023, one customer accounted for 14% of the Company's consolidated net sales, and during the same period in 2022, no individual customer accounted for greater than 10% of the Company’s consolidated net sales. For the nine months ended October 31, 2023 and 2022, no individual customer accounted for greater than 10% of the Company's consolidated net sales.

As of  October 31, 2023 and January 31, 2023, two customers accounted for 24% of the Company's accounts receivable, and one customer accounted for 12% of the Company's accounts receivable, respectively.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Systems and Coating - Includes all bundled products in which the Company engineers and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and oil & gas markets.

2)	Products - Includes cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exist:

1)	the customer owns the material that is being coated, so the customer controls the asset and thus the work-in-process; or

2)

the customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured as evidenced by the Company’s right to payment for work performed to date plus profit margin.

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2023 and 2022 are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Products	$2,553	5%	$4,363	12%	$7,541	7%	$11,144	10%

Specialty Piping Systems and Coating
Revenue recognized under input method	18,641	41%	12,593	33%	41,779	38%	35,918	34%
Revenue recognized under output method	24,496	54%	20,947	55%	61,169	55%	59,066	56%
Total	$45,690	100%	$37,903	100%	$110,489	100%	$106,128	100%

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

Some of the Company’s operating entities invoice and collect milestone payments or receive other contractual obligations prior to the transfer of goods and services, but do not recognize revenue until the performance obligations are satisfied under the methods discussed above.

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

Contract assets and liabilities

Contract assets represent revenue recognized in excess of amounts billed for work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Contract liabilities represent billings in excess of costs for work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Both customer billings and the satisfaction (or partial satisfaction) of the performance obligation(s) occur throughout the manufacturing process and impact the period end balances in these accounts.

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	October 31, 2023	January 31, 2023
Costs incurred on uncompleted contracts	$22,560	$18,342
Estimated earnings	11,916	9,370
Earned revenue	34,476	27,712
Less billings to date	32,918	26,329
Costs in excess of billings, net	$1,558	$1,383
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,462	$3,126
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(904)	(1,743)
Costs in excess of billings, net	$1,558	$1,383

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  October 31, 2023 will be billed and collected within one year, and all billings on uncompleted contracts as of  October 31, 2023 will be satisfied and collected within one year.

Unbilled accounts receivable

The Company has recorded $14.3 million and $11.6 million of unbilled accounts receivable on the consolidated balance sheets as of October 31, 2023 and January 31, 2023, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer in accordance with the terms of the contract. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  October 31, 2023 will be billed within one year.

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

The Company's worldwide effective tax rates ("ETR") for the three months ended October 31, 2023 and 2022 were 31% and 40%, respectively. The change in the ETR is due primarily to the inability to recognize tax benefits due to losses incurred in the United States resulting in a full valuation allowance and due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability was $0.9 million as of October 31, 2023 related to these taxes.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. During  October 31, 2023, the Company performed a periodic assessment to determine whether there were any triggering events that may have occurred which could indicate that the carrying value of the Company's long-lived assets are not recoverable, and an impairment may exist. Based on this assessment, the Company did not identify any triggering events that would indicate that the carrying amounts may not be recoverable with respect to long-lived assets for the three and nine months ended October 31, 2023 and 2022. Accordingly, the Company did not proceed with performing an impairment test as a result of this periodic assessment. The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of October 31, 2023 and January 31, 2023 was attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2023	Foreign exchange change effect	October 31, 2023
Goodwill	$2,227	$(75)	$2,152

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. During  October 31, 2023, the Company performed a periodic assessment to determine whether there were any triggering events that may have occurred which could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value resulting in an impairment. Based on this assessment, the Company did not identify any triggering events that would indicate that the fair value is less than the carrying value of the reporting unit for the Three and Nine Months Ended October 31, 2023 and 2022. Accordingly, the Company did not proceed with performing an impairment test as a result of this periodic assessment. The Company will continue testing for impairment at least annually as of January 31, or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding but under which no new awards may be granted. At October 31, 2023 the Company had reserved a total of 250,448 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Restricted stock-based compensation expense	$229	$243	$686	$763

Stock options

The Company did not grant any stock options during the three or nine months ended October 31, 2023. The following table summarizes the Company's stock option activity:

	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2023	40	$10.85	1.1	$19
Exercised	(1)	6.85	-	2
Expired or forfeited	(17)	10.60	-	-
Outstanding and exercisable at October 31, 2023	22	$11.15	0.9	$1

There was no vesting, expiration or forfeiture of previously unvested stock options during the nine months ended October 31, 2023. As of October 31, 2023, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the nine months ended  October 31, 2023:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2023	267	$8.55	$2,286
Granted	91	10.26
Vested and issued	(84)	8.43
Forfeited or retired for taxes	(47)	9.23
Outstanding at October 31, 2023	228	$9.35	$2,133

As of October 31, 2023, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 - Earnings per share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Basic weighted average common shares outstanding at October 31, 2023	7,955	8,004	7,996	8,096
Dilutive effect of equity compensation plans	66	142	110	142
Weighted average common shares outstanding assuming full dilution	8,021	8,146	8,106	8,238

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	122	105	18	105
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	66	142	170	142

Net income attributable to common stock	$1,935	$1,728	$1,834	$2,711

Earnings per share attributable to common stock
Basic	$0.24	$0.22	$0.23	$0.33
Diluted	$0.24	$0.21	$0.23	$0.33

Note 9 - Debt

Debt totaled $27.2 million and $24.3 million at October 31, 2023 and January 31, 2023, respectively.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility of not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of October 31, 2023, the calculated ratio was less than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the North American Loan Parties' EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of  October 31, 2023.

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

As of October 31, 2023, the Company had borrowed an aggregate of $6.7 million at a rate of 10.0% and had $4.6 million available under the Renewed Senior Credit Facility. As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million and had $9.9 million available under the Renewed Senior Credit Facility.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.1 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2023. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2023) from a bank in the U.A.E. As of October 31, 2023 the facility has an interest rate of approximately 9.0% and is set to expire in May 2024. The Company had borrowed an aggregate of $0.1 million and $0.6 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

The Company has a revolving line for 19.5 million U.A.E. Dirhams (approximately $5.3 million at October 31, 2023) from a bank in the U.A.E. As of October 31, 2023 the facility has an interest rate of approximately 9.0% and is set to expire in May 2024. The Company had borrowed an aggregate of $1.3 million and $1.1 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2 million at October 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of October 31, 2023 the facility has an interest rate of approximately 8.0% and expired in June 2022. This credit arrangement was subsequently renewed in August 2022 with substantially the same terms and conditions, expect for the facility interest rate which increased to 20.8%, and expired in August 2023. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty. The Company had borrowed an aggregate of $1.6 million and $3.1 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of 8.9 million Egyptian Pounds (approximately $0.3 million at October 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 20.8% and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.3 million outstanding as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  October 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2023, and the line was increased to 37.0 million Saudi Riyal (approximately $9.9 million at October 31, 2023). As of October 31, 2023, the facility has an interest rate of approximately 9.5% and is set to expire in May 2024. The Company had borrowed an aggregate of $3.8 million and $1.1 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of October 31, 2023, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.1 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of October 31, 2023, with the exception of those arrangements that have expired and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On October 31, 2023, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2023, the Company's interest rates ranged from 8.0% to 20.8%, with a weighted average rate of 12.1%, and the Company had facility limits totaling $27.2 million under these credit arrangements. As of October 31, 2023, $6.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2023, the Company had borrowed $9.5 million and had an additional $13.7 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2023 and January 31, 2023, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of October 31, 2023, the remaining balance on the mortgage in Canada is approximately CAD 6.1 million (approximately $4.4 million at October 31, 2023). The interest rate is variable, and was 9.1% at October 31, 2023. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of October 31, 2023 and January 31, 2023, respectively.

Note 10 - Leases

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company built a facility. The initial annual payments were approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million), inclusive of rent, escalation clauses, and other common charges contained in the agreement. Rent payments previously deferred until August 2022 have commenced, and the lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and expects to vacate the remaining space in 2023. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of October 31, 2023. The termination resulted in decreases of $0.3 million, $4.0 million and $3.6 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of October 31, 2023. The termination also resulted in a decrease in rent expense of $1.1 million in the consolidated statement of operations for the year ended January 31, 2023.

Finance Leases. The Company has several significant operating lease agreements, with lease terms of one to thirty years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use ("ROU") assets as the Company is not reasonably certain to exercise the options.  The Company does not have any arrangements where it acts as a lessor.

At October 31, 2023, the Company had total operating lease liabilities of $7.1 million and operating ROU assets of $6.4 million, which are reflected in the consolidated balance sheets. At October 31, 2023, the Company also had total finance lease liabilities of $0.1 million included in current maturities of long-term debt, and total finance ROU assets of $0.5 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	October 31, 2023	January 31, 2023
Finance leases assets:
Property and Equipment - gross	$940	$1,161
Accumulated depreciation and amortization	(482)	(700)
Property and Equipment - net	$458	$461

Finance lease liabilities:
Finance lease liability short-term	$31	$164
Total finance lease liabilities	$117	$164

Operating lease assets:
Operating lease ROU assets	$6,376	$4,527

Operating lease liabilities:
Operating lease liability short-term	$920	$912
Operating lease liability long-term	6,143	4,252
Total operating lease liabilities	$7,063	$5,164

Total lease costs consist of the following:

		Three Months Ended October 31,		Nine Months Ended October 31,
Lease costs	Consolidated Statements of Operations Classification	2023	2022	2023	2022
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$37	$62	$121	$125
Interest on lease liabilities	Interest expense	3	8	7	18
Operating lease costs	Cost of sales, SG&A expenses	564	694	1,450	587
Short-term lease costs (1)	Cost of sales, SG&A expenses	99	13	350	72
Sub-lease income	SG&A expenses	(20)	(27)	(61)	(40)
Total Lease costs		$683	$750	$1,867	$762

(1) Includes variable lease costs, which are not material.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$176	$251
Operating cash outflows from finance leases	7	24
Operating cash outflows from operating leases	1,399	1,377

ROU liabilities obtained in exchange for new lease obligations:
Operating leases liabilities	$3,615	$-

	Nine Months Ended October 31,
	2023	2022
ROU liabilities obtained in exchange for new lease obligations:
Finance leases liabilities	$139	$-
Operating leases liabilities	3,615	-

Weighted-average lease terms and discount rates are as follows:

October 31, 2023
Weighted-average remaining lease terms (in years):
Finance leases	3.3
Operating leases	14.9

Weighted-average discount rates:
Finance leases	10.2%
Operating leases	8.9%

Maturities of lease liabilities as of October 31, 2023, are as follows:

	Operating Leases	Finance Leases
For the three months ending January 31, 2024	$565	$9
For the year ending January 31, 2025	1,515	37
For the year ending January 31, 2026	1,349	37
For the year ending January 31, 2027	1,326	37
For the year ending January 31, 2028	1,273	9
For the year ending January 31, 2029	947	-
Thereafter	7,465	-
Total lease payments	$14,440	$129
Less: amount representing interest	(7,377)	(12)
Total lease liabilities at October 31, 2023	$7,063	$117

Rent expense on operating leases, which is recorded on straight-line basis, was $0.7 million for the three months ended  October 31, 2023 and 2022, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	October 31, 2023	January 31, 2023
Cash and cash equivalents	$6,021	$5,773
Restricted cash	1,387	1,020
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,408	$6,793

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

Note 14 - Treasury stock

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the three months ended  October 31, 2023 the Company used the remaining $0.6 million of the $1.0 million authorized to repurchase its outstanding shares of common stock.

The following table sets forth the repurchase activity with respect to the Company's shares of common stock during the three months ended October 31, 2023:

Period	Total number of shares purchased	Average price paid (per share)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2023 - August 31, 2023	62	$8.64	62	$91
September 1, 2023 - September 30, 2023	10	8.92	10	-
October 1, 2023 - October 31, 2023	-	-	-	-
Total	72		72

On  July 26, 2022, the Company retired 239,168 shares of treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease to retained earnings in accordance with ASC 505-30, Equity - Treasury Stock.

Note 15 - Noncontrolling interest

The Company has a controlling financial interest in a certain investment which is not considered a wholly owned subsidiary. Accordingly, there remains a minority portion of the equity interest that is owned by a third party. Pursuant to the applicable guidance contained in ASC 810, Consolidations, the balance sheets and operating activities of this investment is included in the Company's consolidated financial statements. The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to redeemable non-controlling interest as temporary equity within the consolidated balance sheets. This mezzanine presentation is the result of the non-controlling interest being subject to a put option that is not solely within the Company's control and in connection with the equity shares of the business arrangement that is redeemable any time after five years following the date of incorporation. Further, the put option did not meet the definition of a derivative as a result of not containing a net settlement provision and the shares not being readily convertible to cash, thereby being considered embedded with respect to non-controlling interest.

On June 1, 2023, the Company closed on its formation of the joint venture ("The JV Agreement") with Gulf Insulation Group ("GIG") a leading provider of pre-insulated piping systems, leak detection systems, and pipe fabrication, in which the Company acquired a 60% controlling interest in exchange for consideration of $2.7 million, consisting of land and equipment. The Company expects this collaborative business arrangement to result in expanding its market presence in Saudi Arabia, Kuwait, and Bahrain. Pursuant to the applicable guidance in ASC 805, Business Combinations and Noncontrolling Interests, the Company determined that the transaction did not meet the necessary conditions to be considered a business combination. As such, the assets transferred by the Company were recorded at historical cost, and no gain was recognized as a result of this exchange. Further, the other party to this business arrangement acquired a 40% non-controlling interest by contributing assets of approximately $2.7 million, mainly consisting of land and equipment. The non-controlling interest attributable to the other party was recorded at its estimated fair value as of the investment date, and no gain was recognized as a result of this exchange. In connection with the joint venture, the Company agreed to a promissory note in the principal amount $2.7 million payable to the related party contained in this agreement. The principal amount is presented within the note payable to GIG caption in the Company's consolidated balance sheets.

Net income attributable to GIG was $1.4 million and $0.0 million for the three months ended October 31, 2023 and 2022, respectively. Net income attributable to GIG was $1.6 million and $0.0 million for the nine months ended October 31, 2023 and 2022, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The Company had carrying amounts attributable to non-controlling interest of $4.2 million and $0.0 million recorded within temporary equity at  October 31, 2023 and January 31, 2023, respectively. There were no dividends or any other forms of distributions from non-controlling interest as of October 31, 2023 and January 31, 2023, respectively.

Note 16 - Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes with respect to these matters, and its experience in contesting, litigating and settling other similar matters.

As of October 31, 2023, the Company is actively involved in certain legal proceedings that are ongoing and for which the ultimate outcome remains uncertain. For all other legal proceedings, the Company does not currently anticipate that the ultimate liability with respect to these matters will materially affect the Company's financial position, liquidity or future operations.

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

($ in thousands)	Three Months Ended October 31,					Nine Months Ended October 31,
	2023		2022		Change favorable (unfavorable)	2023		2022		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$45,690		$37,903		$7,787	$110,489		$106,128		$4,361

Gross profit	13,184	29%	11,130	29%	2,054	29,424	27%	28,065	26%	1,359

General and administrative expenses	5,674	12%	5,284	14%	(390)	16,417	15%	16,180	15%	(237)

Selling expense	1,471	3%	1,310	3%	(161)	4,201	4%	3,863	4%	(338)

Interest expense	640		717		77	1,788		1,585		(203)

Other expense	(502)		(948)		446	(350)		(963)		613

Income before income taxes	4,897		2,871		2,026	6,668		5,474		1,194

Income tax expense	1,533		1,143		(390)	3,257		2,763		(494)

Net income (loss)	3,364		1,728		1,636	3,411		2,711		700

Less: Net income attributable to non-controlling interest	1,429		-		(1,429)	1,577		-		(1,577)

Net income (loss) attributable to common stock	1,935		1,728		207	1,834		2,711		(877)

Three months ended October 31, 2023 vs. Three months ended October 31, 2022

Net sales:

Net sales were $ 45.7 million and $ 37.9 million in the three months ended October 31, 2023 and 2022, respectively.  The  increase o f $7.8  million, or 21% , was a result of increased sales volumes in Saudi Arabia.

Gross profit:

Gross profit was $13.2 million, or 29% of net sales, and $11.1 million, or 29% of net sales, in the three months ended October 31, 2023 and 2022, respectively. The increase of $2.1 million was primarily driven by increased sales volumes in Saudi Arabia.

General and administrative expenses:

General and administrative expenses were $5.7 million and $5.3 million in the three months ended October 31, 2023 and 2022, respectively. The increase of $0.4 million, or 8%, was due to higher payroll costs in the quarter.

Selling expenses:

Selling expenses were $ 1.5 million and $ 1.3 million in the  three months ended October 31, 2023 and 2022, respectively.  The  increase of $ 0.2 million was consistent with prior quarter results.

Interest expense:

Net interest expense remained consistent and was $0.6 million and $0.7 million in the three months ended October 31, 2023 and 2022, respectively.

Other expense:

Other expense was $(0.5) million and $(0.9) million for the three months ended October 31, 2023 and 2022, respectively. The components of other expense were both related to the pension plan termination.

Income tax expense:

The Company's worldwide effective tax rates ("ETR") were 31% and 40% in the three months ended October 31, 2023 and 2022, respectively. The change in the ETR is due primarily to the inability to recognize tax benefits due to losses incurred in the United States resulting in a full valuation allowance and due to changes in the mix of income and loss in various jurisdictions.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $1.9 million and $1.7 million in the three months ended October 31, 2023 and 2022, respectively. The increase of $0.2 million was mainly due to increased sales activity in the quarter.

Nine months ended October 31, 2023 vs. Nine months ended October 31, 2022

Net sales:

Net sales were $ 110.5  million and $ 106.1  million in the  nine months ended October 31, 2023 and 2022 , respectively.  The  increase of $ 4.4  million, or 4%  was a result of increased sales volumes in Saudi Arabia.

Gross profit:

Gross profit was $29.4 million, or 27% of net sales, and $28.1 million, or 26% of net sales, in the nine months ended October 31, 2023 and 2022, respectively. The increase of $1.3 million was driven by increased sales volumes in Saudi Arabia.

General and administrative expenses:

General and administrative expenses were $16.4 million and $16.2 million in the nine months ended October 31, 2023 and 2022, respectively. The increase of $0.2 million was consistent with prior year results.

Selling expenses:

Selling expenses were $4.2 million and $3.9 million in the nine months ended October 31, 2023 and 2022, respectively. The increase of $0.3 million was driven by higher payroll expenses.

Interest expense:

Net interest expense remained consistent and was $1.8 million and $1.6 million in the nine months ended October 31, 2023 and 2022, respectively.  The increase of $0.2 million was attributable to increases in interest rates and borrowing activity during the year.

Other expense:

Other expense was $(0.4) million and $(1.0) million for the nine months ended October 31, 2023 and 2022, respectively. The components of other expense were both related to the pension plan termination.

Income tax expense:

The Company's worldwide effective tax rates ("ETR") were 31% and 40% in the nine months ended October 31, 2023 and 2022, respectively. The change in the ETR is due primarily to the inability to recognize tax benefits due to losses incurred in the United States resulting in a full valuation allowance and due to changes in the mix of income and loss in various jurisdictions.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income (loss) attributable to common stock was $1.8 million and $2.7 million in the nine months ended October 31, 2023 and 2022, respectively.  The decrease of $0.9 million was mainly due to increased selling, general and administrative expenses as compared to the same period in 2022.

Liquidity and capital resources

Cash and cash equivalents as of October 31, 2023 were $6.0 million compared to $5.8 million on January 31, 2023. On October 31, 2023, $0.1 million was held in the United States, and $5.9 million was held at the Company's foreign subsidiaries. The Company's working capital was $37.1 million on October 31, 2023 compared to $41.9 million on January 31, 2023. Of the working capital components, accounts receivable increased by $5.1 million and cash and cash equivalents increased by $0.2 million as the result of the movements discussed below. As of October 31, 2023, the Company had $4.6 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $13.7 million of borrowing capacity under its foreign revolving credit agreements. The Company had $6.7 million borrowed under the Renewed Senior Credit Facility and $9.5 million borrowed under its foreign revolving credit agreements at October 31, 2023.

Net cash provided by operating activities was $7.6 million and net cash used in operating activities was $5.1 million in the nine months ended October 31, 2023 and 2022, respectively. The increase of $12.7 million was due primarily attributable to decreases in unbilled accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by changes to accounts receivable and accounts payable.

Net cash provided by (used in) operating activities in the nine months ended October 31, 2023 and 2022 was $8.2 million and $3.1 million, respectively. The increase of $5.1 million was due primarily to investments in the Middle East and Canada.

Net cash provided by financing activities in the nine months ended October 31, 2023 and 2022 was $1.2 million and $7.6 million, respectively. The main source of cash from financing activities during the nine months ended October 31, 2023 was net proceeds from borrowings of approximately $4.8 million under the Company's credit facilities, as compared to the nine months ended October 31, 2022, when net proceeds were approximately $11.3 million. Debt totaled $27.2 million and $24.3 million as of October 31, 2023 and January 31, 2023, respectively. See Note 9 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility of not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of October 31, 2023, the calculated ratio was less than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the North American Loan Parties' EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of October 31, 2023.

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

As of October 31, 2023, the Company had borrowed an aggregate of $6.7  million at a rate of 10.0%  and had $4.6  million available under the Renewed Senior Credit Facility. As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million and had $9.9 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2023) from a bank in the U.A.E. As of October 31, 2023 the facility has an interest rate of approximately 9.0% and is set to expire in May 2024. The Company had borrowed an aggregate of $0.1 million and $0.6 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

The Company has a revolving line for 19.5 million U.A.E. Dirhams (approximately $5.3 million at October 31, 2023) from a bank in the U.A.E. As of October 31, 2023 the facility has an interest rate of approximately 9.0% and is set to expire in May 2024. The Company had borrowed an aggregate of $1.3 million and $1.1 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2  million at October 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of October 31, 2023 the facility has an interest rate of approximately 8.0%  and expired in June 2022. This credit arrangement was subsequently renewed in August 2022 with substantially the same terms and conditions, expect for the facility interest rate which increased to 20.8%, and expired in August 2023. The Company is in regular communication with the bank throughout the renewal process and the facility has continued without interruption or penalty. The Company had borrowed an aggregate of $1.6 million and $3.1 million  as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  8.9 million Egyptian Pounds (approximatel y $0.3  million at October 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 20.8%  and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $ 0.3 million outstanding  as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at October 31, 2023). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2023, and the line was increased to 37.0 million Saudi Riyal (approximately $9.9 million at October 31, 2023). As of October 31, 2023, the facility has an interest rate of approximately 9.5% and is set to expire in May 2024. The Company had borrowed an aggregate of $3.8 million and $1.1 million as of October 31, 2023 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of October 31, 2023, the amount of foreign subsidiary debt guaranteed by the Company was approximately $0.1 million.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of October 31, 2023, with the exception of those arrangements that have expired and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On October 31, 2023, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2023, the Company's interest rates ranged from 8.0% to 20.8%, with a weighted average rate of 12.1%, and the Company had facility limits totaling $27.2 million under these credit arrangements. As of October 31, 2023, $6.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2023, the Company had borrowed $9.5 million and had an additional $13.7 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances as of October 31, 2023 and January 31, 2023, were included as current maturities of long-term debt in the Company's consolidated balance sheets.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.1 million is recognized in current maturities of long-term debt and the long-term portion of $9.1 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2023. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.5 million as of October 31, 2023, with a remaining balance due in the amount of $2.4 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $1.6 million is classified in a long-term receivable account.

Regardless of the contractual due date for payment, the Company has been actively engaged in ongoing efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances. In September 2023 and June 2022, a partial payment was received to settle $0.4 million and $0.9 million of the customer's outstanding balances, respectively. Further, the Company has been engaged by the customer to perform additional work in 2023 and 2022 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of October 31, 2023. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2023. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the certifying officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weakness described below.

Management has previously reported on a material weakness in the Company's internal control over financial reporting regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. Specifically, the Company failed to appropriately perform cycle count procedures at one of the Company's operating facilities, resulting in a significant adjustment during the full physical inventory count at period end. Further, management review of the process and resulting adjustments on a periodic basis failed to identify the issue. These deficiencies led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. As a result, at January 31, 2023, the Company's internal control over financial reporting was not effective. Subsequent to the fiscal year end, the Company has substantially executed on its plan to remediate the material weakness in internal control over financial reporting. As of  October 31, 2023, and on the date of this Quarterly Report on Form 10-Q, the Company's remediation plan is substantially complete, subject to testing the design and operating effectiveness of controls in connection with the annual audit.

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

Management identified a material weakness in the Company's internal control over financial reporting regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. As a result of the material weakness identified, the Company has begun updating its internal control over financial reporting as discussed in its remediation plan updated below.

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

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the three months ended October 31, 2023 the Company used the remaining $0.6 million of the $1.0 million authorized to repurchase its outstanding shares of common stock.

The following table sets forth the repurchase activity with respect to the Company's shares of common stock during the three months ended October 31, 2023:

Period	Total number of shares purchased	Average price paid (per share)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2023 - August 31, 2023	62	$8.64	62	$91
September 1, 2023 - September 30, 2023	10	8.92	10	-
October 1, 2023 - October 31, 2023	-	-	-	-
Total	72		72

Item 6.	Exhibits

31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	December 7, 2023	By: /s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 7, 2023	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)