Form 10-K
period 2024-01-31
Perma-Pipe International Holdings, Inc.
filed 2024-04-26
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $58,714,498.95 based on the closing sale price of $8.15 per share as reported on the Nasdaq Global Market on July 31, 2023.

The number of shares of the registrant's common stock outstanding at April 26, 2024 was 8,016,781.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2024

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

Market Condition Risks

•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s customers’ liquidity and access to capital funds;

Financial Risks

•	the Company’s ability to repay its debt and renew expiring international credit facilities;
•	the Company’s ability to effectively execute its strategic plan and achieve sustained profitability and positive cash flows;
•	the Company's ability to collect a long-term account receivable related to a project in the Middle East;
•	the Company's ability to interpret and adapt to changes in tax regulations and legislation;
•	the Company’s ability to use its net operating loss carryforwards;
•	the Company's inability to establish and maintain effective internal control over financial reporting;
•	changes in estimates which could result in a reduction or elimination of previously recorded revenues and profit in connection with "over time" revenue recognition;

Business Condition Risks

•	the timing of order receipt, execution, delivery and acceptance for the Company’s products;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	risks and uncertainties specific to the Company's international business operations;

General Risks

•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives;
•	the impact of cybersecurity threats on the Company’s information technology systems.

Item 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is traded on the Nasdaq Global Market and reported under the ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2024, 2023 and 2022 are for the fiscal year ending January 31, 2025 and the fiscal years ended January 31, 2024 and 2023, respectively.

PRODUCTS AND SERVICES

The Company engineers, designs, manufactures and sells specialty piping systems and leak detection systems. Specialty piping systems include: (i) insulated and jacketed district heating and cooling piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines, and (iv) liquid and powder based anti-corrosion coatings applied both to the external and internal surfaces of steel pipe, including shapes such as bends, reducers, tees, and other spools/fittings used in pipelines for the transportation of oil and gas products and potable water. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

Operating Facilities. The Company operates its business from the following locations:

Perma-Pipe, Inc.	Perma-Pipe Middle East LLC
Rolling Meadows, IL	Abu Dhabi, United Arab Emirates
New Iberia, LA	Perma-Pipe Middle East FZC
Lebanon, TN	Fujairah, United Arab Emirates
Perma-Pipe Canada, Ltd.	Perma-Pipe Saudi Arabia, LLC
Camrose, Alberta, Canada	Perma-Pipe Gulf Arabia, LLC
Vars, Ontario, Canada	Dammam, Kingdom of Saudi Arabia
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.	Riyadh, Kingdom of Saudi Arabia
Beni Suef, Egypt	Perma-Pipe India Pvt. Ltd
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

For the years ended January 31, 2024 and 2023, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2024  and 2023, no one customer accounted for greater than 10% of accounts receivable.

Backlog. The Company’s backlog on January 31, 2024 was $68.4 million, compared to $38.5 million on January 31, 2023, most of which is expected to be completed within the year ending January 31, 2025. The increase in the backlog was the result of new awards year-over-year in excess of completed projects during the year in North America and the Middle East. The Company defines backlog as the expected total revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. In the event of a cancellation, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred, and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenues from the Company's reported backlog. Additionally, as a result of the Company's contracts having a duration of less than one year, a practical expedient was applied regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

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

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences delays and increased prices for raw materials used in the Company's production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. These impacts are expected to continue throughout 2024, and the resulting future disruptions to the Company’s operations are uncertain.

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

EMPLOYEES

As of January 31, 2024, the Company had approximately 179 full-time employees working in the United States, of which approximately 76 were under two collective bargaining agreements expiring on April 30, 2024 and March 31, 2025. As of January 31, 2024, there were approximately 640 full-time employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company as of April 26, 2024:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, President and Chief Executive Officer; Age 64	2016

Matthew E. Lewicki	Vice President and Chief Financial Officer; Age 41	2023

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

Matthew E. Lewicki: Appointed Vice President and CFO in October 2023, and previously served as Chief Accounting Officer from May 2023 to October 2023. From 2019 to 2023, Mr. Lewicki served as Corporate Controller of HMT Holdings Corp, Inc., a global oil and gas manufacturing and infrastructure services company, consisting of manufacturing of above-ground storage tanks and associated materials, oilfield maintenance and repair services, and inspection services. In this position, Mr. Lewicki was responsible for the consolidated financial affairs of the worldwide organization, including financial strategy, mergers and acquisitions, and treasury management. From 2013 to 2019, Mr. Lewicki served as Senior Manager of Financial Planning and Reporting for Quanta Services, Inc., a fortune 300 electric, oil and gas, and telecommunications infrastructure services company. In this role, Mr. Lewicki was responsible for overseeing financial reporting and SEC compliance, and financial planning and analysis which consisted of strategic planning, budgeting, forecasting, mergers and acquisition integration, and investment strategy. He is a Certified Public Accountant in the State of Texas.

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

The Company may be unable to purchase raw materials at favorable prices, or maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing. There can be no assurance regarding the availability of supply for key components of the Company's products. The lack of supply of these components could result in an adverse effect on the financial condition of the Company.  The steel industry in particular is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control. The Company utilizes escalation clauses and bid expiration dates to mitigate the impact of this volatility on its earnings. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations. If the United States or other countries in which the Company operates impose tariffs on imports of raw materials, including steel, used in the Company's operations, could have an adverse impact on the business.

The Company regularly updates its quoting system for the movements in raw material prices and seeks to recover price differentials through increases in the selling price of the Company's products; however, the Company may not always be successful, and any increase in raw material prices that is not offset by an increase in the Company's prices that is accepted by customers could have an adverse effect on the Company's business, results of operations, financial position and cash flows. In addition, if the Company is unable to acquire timely raw material supplies, it may need to decline opportunities, which could also have an adverse effect on the Company's business, results of operations, financial position and cash flows.

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company could experience delays and increased prices for raw materials used in production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases farther in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. The Company is unable to predict the duration of the current inflationary environment, raw material supply shortages and transportation delays, and the resulting future disruptions to the Company’s operations are uncertain.

Decreases in government spending on projects using the Company’s products, and challenges to the Company’s customers’ liquidity and availability of capital funds, may adversely impact demand for the Company’s products. Decreases in government spending on projects using the Company's products can have a negative impact on the Company's sales volumes. Uncertainty about economic market conditions poses risks that the Company's customers may postpone spending for capital improvement and maintenance projects in response to tighter credit markets or negative financial news, which could have a material adverse effect on the demand for the Company's products.

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

The Company has approximately $3.5 million becoming due in the year ending January 31, 2025 under its various foreign revolving lines of credit. The Company’s credit arrangements used by its Middle Eastern subsidiaries are renewed on an annual basis. In addition to these credit arrangements, the Company also obtains financing in the Middle East on a project-by-project basis. The Company has approximately $0.1 million becoming due in the year ending January 31, 2025 under its project financing agreements. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the Company is interested in pursuing in the future.

Any replacement credit arrangements outside of the United States may further limit the Company’s ability to repatriate funds from abroad. Repatriation of funds from certain countries may become limited based upon regulatory restrictions or unfeasible economically because of the taxation of funds when moved to another subsidiary or to the parent company. In addition, any refinancing, replacement or additional financing the Company may obtain could contain similar or more restrictive covenants than those currently applicable to the Company. The Company’s ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond management’s control.

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

The Company extended credit to a customer for a project in the Middle East in 2013 and, if the Company is unable to collect this account receivable, its future profitability could be adversely impacted.  One of the Company’s accounts receivable in the total amount of $2.2 million and $2.7 million as of January 31, 2024 and 2023, respectively, has been outstanding for several years. As of January 31, 2024, the entire balance represents a retention asset that is payable upon the commissioning of the system. Due to the long-term nature of the receivable, $1.4 million and $2.5 million were included in other long-term assets as of January 31, 2024 and 2023, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company has been actively involved in ongoing efforts to collect this outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances. Additionally, at various times throughout 2023 and in June 2022, the Company received a partial payment to settle $0.6 million and $0.9 million of the customer's outstanding balances, respectively. Further, the Company has been engaged by the customer to perform additional work in the year ending January 31, 2024 under customary trade credit terms which supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this outstanding receivable as of January 31, 2024. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such uncollected amounts.

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

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited. The Company’s net operating loss (“NOL”) carryforwards in the U.S. could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of January 31, 2024, the Company had $30.1 million of gross federal NOLs and $21.0 million of gross state NOLs available to offset the Company’s future taxable income. Of the gross federal NOL amount, $22.7 million will begin to expire between tax years 2036 and 2037 and the remainder has an indefinite carryforward. The state NOLs expire at various dates from 2029 to 2053. In addition, the Company's ability to use its NOLs may be limited in the event of future changes in its stock ownership. As a result, if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in a future tax liability of the Company. In addition, at the state level, there may be periods in the future during which the use of NOLs is suspended or otherwise limited, which could result in a state tax liability which would otherwise not arise.

The Company’s inability to establish and maintain effective internal control over financial reporting could harm its business and financial results. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of its financial statements or fraud.

The Company may experience changes in estimates which could result in a reduction or elimination of previously recorded revenues and profit in connection with "over time" revenue recognition. Certain of the Company's contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. This methodology allows revenue and profits to be recognized proportionally over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and total estimated cost is recorded when amounts are known or can be reasonably estimated. Revisions can occur at any time and could be material. On a historical basis, management believes that reasonably reliable estimates of the progress towards completion on long-term contracts have been made. However, given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Business Condition Risks

Delays in the timing of order receipt, execution, delivery and acceptance for the Company’s products generally negatively impact the Company’s operating results. The Company's operating results in any reporting period could be negatively impacted as a result of delays in the timing of project execution.

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

Aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates could drive down the Company's profits and reduce the Company's revenue. The Company's business is highly competitive. Some of the Company's competitors are large organizations with access to considerable financial resources. Additionally, many of the Company's products are also subject to competition from alternative technologies and alternative products. In periods of declining demand, the Company's fixed cost structure may limit its ability to cut costs, which may be a competitive disadvantage compared to companies with more flexible cost structures, or may result in reduced operating margins, operating losses and negative cash flows.

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

Product and service orders included in the Company’s backlog may be reduced or cancelled. The Company defines backlog as the revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. Orders may be canceled or modified at any time. In the event of a cancellation, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any reduction or cancellation of orders may result in revenues that are lower than expected.

The Company's results of operations could be adversely affected by changes in international regulations and other activities of government agencies related to the Company’s operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers were 65.6% and 63.8% in the years ended January 31, 2024 and 2023, respectively. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. We cannot predict the impact of changes in foreign policies adopted by the current U.S. administration will have on our business. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include delays in collection of accounts receivable. Because the Company conducts a significant portion of its business activities in the Gulf Cooperation Council ("GCC"), the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition, and cash flows.

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

Item 1B. UNRESOLVED STAFF COMMENTS - None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company's policies and practices are based on frameworks and standards that address risks through a comprehensive, cross-functional approach that assess, identify, monitor, and mitigate material risks from cybersecurity threats as part of the overall enterprise risk management ("ERM") process. This includes the collection and storage of data, and being responsive to incidents as they occur. Further, the Company's processes and technology are utilized to develop, implement, and maintain appropriate measures to safeguard information systems in protecting the integrity, availability, and confidentiality of data. Additionally, the Company engages certain third parties to assist in network monitoring and control testing, among other functions of similar capacity.

The Company's cybersecurity program focuses on the following areas:

•

Technological safeguards that are designed to protect the Company's information systems from cybersecurity threats, including the prevention and detection of systems, access controls, and firewalls, which the Company assesses the vulnerability and cybersecurity threat and makes necessary improvements.

•	Utilization of third parties as part of the Company's risk-based approach in identifying and overseeing cybersecurity risks.
•	The Company maintains an incident plan that addresses the Company's response to a cybersecurity event, which is periodically reviewed and updated.

While the Company is working to adopt the National Institute of Standards and Technology ("NIST") cybersecurity framework, the Company's on-going investment in information systems and utilization of external 3rd parties represents the best means for extensively testing both the design and operational effectiveness of cybersecurity controls, and to ensure continuity and functionality of the Company's operating systems.

As of the date of this report, the Company has not experienced any material cybersecurity events. However, the presence of new or more advanced forms of cybersecurity threats could have a material and adverse impact on the business, results of operations, and financial position. For further discussion relating to this topic, see Item 1A. Risk Factors "The Company's information technology systems may be negatively affected by cybersecurity threats."

Governance

The Audit Committee of the Board of Director's has the responsibility of overseeing the Company's cybersecurity risks. The Director of Information Technology provides periodic updates to the Board of Director's regarding actions taken to mitigate the Company's exposure and protection to cybersecurity risks. Management routinely evaluates the Company's security processes, procedures, and systems to determine if enhancements are needed to reduce the possibility of a future cybersecurity event. This includes safeguards implemented by the Company, such as a multi-factor authentication process for remote access to systems; restricted firewall settings; network monitoring, email phishing tests, and enhancing the Company's backup recovery strategy, among others.

The Director of Information Technology is responsible for assessing, monitoring, and managing the Company's cybersecurity risks. The Director of Information Technology has extensive experience in leading the Company's information systems and has previously led cybersecurity teams for several large global organizations prior to joining the Company.

The Director of Information Technology, along with members of management, inform the Audit Committee on cybersecurity risks by providing periodic updates regarding (i) Status of ongoing cybersecurity initiatives and strategies, (ii) The overall state of the Company's security program and potential exposure to risks, and (iii) Incident reports and learning from any cybersecurity events. Further, the Director of Information Technology maintains an open dialog regarding any significant developments in cybersecurity risks, ensuring the Audit Committee's oversight is proactive and responsive.

In addition to periodic updates to the Audit Committee, the Director of Information technology, in his capacity, regularly informs the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") regarding matters related to cybersecurity risks and incidents. This ensures the highest level of management are informed of potential risks associated with cybersecurity that could have a material and adverse effect on the Company.

Item 2. PROPERTIES

Location	Leased and/or Owned
Illinois	Leased building and office space
Louisiana	Owned building and leased land
Tennessee	Leased building, office space, and land
Texas	Leased office space
Camrose, Alberta, Canada	Owned building with office space on owned land; leased land and leased office space
Vars, Ontario, Canada	Leased building, office space, and land
India	Leased building, office space, and land
Dammam, Kingdom of Saudi Arabia	Owned building and office space on leased land
Riyadh, Kingdom of Saudi Arabia	Leased building and office space
United Arab Emirates	Leased office space and building on leased land; owned building with office space on leased land
Egypt	Leased building and office space on leased land

For further information, see Note 6 - Leases, in the Notes to Consolidated Financial Statements.

Item 3.

LEGAL PROCEEDINGS - The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues a liability for these matters when it is considered probable that future costs will be incurred, and the amount can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes with respect to any legal proceedings, and its experience in contesting, litigating and settling other similar matters.

As of January 31, 2024, the Company was actively involved in a legal proceeding that arose in 2018 with an existing customer which was resolved subsequent to the end of the year. For further information, see Note 13 - Subsequent events, in the Notes to Consolidated Financial Statements.

Item 4.	MINE SAFETY DISCLOSURES - Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 26, 2024, there were approximately 50 stockholders of record and other additional stockholders for whom securities firms or banks acted as nominees.

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

Issuer Purchases of Equity Securities

The repurchase program approved on October 4, 2021, authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022, the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the 12 months ended January 31, 2024, the Company used the remaining $1.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2022 and 2023 (In thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	98	$8.81	98	$1,008
July 1, 2022 - July 31, 2022	5	8.85	5	964
December 1, 2022 - December 31, 2022	3	8.61	3	939
July 1, 2023 - July 31, 2023	37	8.51	37	628
August 1, 2023 - August 31, 2023	62	8.67	62	92
September 1, 2023 - September 30, 2023	10	8.95	10	-
Total	215		215

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

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein. The Company's fiscal year ends on January 31. Years, results and balances described as 2023 and 2022 are for the fiscal years ended January 31, 2024 and 2023, respectively.

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

Results of Operations

Consolidated Results of Operations

(In thousands, except per share data, or unless otherwise specified)

	Year Ended January 31,
	2024		2023		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$150,668		$142,569		$8,099

Gross profit	41,458	28%	38,301	27%	3,157

General and administrative expenses	22,591	15%	21,994	15%	(597)

Selling expense	5,508	4%	5,163	4%	(345)

Interest expense	2,266		2,119		(147)

Other (expense) income	(1,202)		533		(1,735)

Income before income tax	9,891		9,558		333

Income tax (benefit) expense	(3,320)		3,613		6,933

Net income	13,211		5,945		7,266

Less: Net income attributable to non-controlling interest	2,740		-		2,740

Net income attributable to common stock	10,471		5,945		4,526

Year ended January 31, 2024 Compared to year ended January 31, 2023

Net sales

Net sales were $150.7 million and $142.6 million in the years ended January 31, 2024 and 2023, respectively. The increase of $8.1 million was primarily a result of higher sales volumes in Saudi Arabia.

Gross profit

Gross profit was $41.5 million, or 28% of net sales and $38.3 million, or 27% of net sales, in the years ended January 31, 2024 and 2023, respectively. The increase of $3.2 million was driven primarily by higher sales volumes and improved gross margins in Saudi Arabia.

General and administrative expense

General and administrative expenses were $22.6 million and $22.0 million in the years ended January 31, 2024 and 2023, respectively. The increase of $0.6 million was primarily related to higher compensation costs.

Selling expenses

Selling expenses were $5.5 million and $5.2 million in the years ended January 31, 2024 and 2023, respectively. The increase of $0.3 million was driven by higher payroll expenses.

Interest expense

Interest expense remained consistent and was $2.3 million and $2.1 million in the years ended January 31, 2024 and 2023, respectively. The increase of $0.2 million was related to increased borrowings and, to a lesser extent, higher interest rates.

Other expense

Other expense was $1.2 million, as compared to other income of $0.5 million in the years ended January 31, 2024 and 2023, respectively. The current year amount includes certain one-time adjustments, including a charge associated with the termination of the Company's pension plan and the settlement of a legal proceeding. The prior year amount includes income from the release of the Company's liability for a past project and insurance recovery income, partially offset by a non-cash pre-tax settlement charge resulting from the termination of the Company's pension plan.

Income taxes

The Company's worldwide effective tax rates ("ETR") were (33.6%) and 37.8% in the years ended January 31, 2024 and 2023, respectively. The change in ETR was largely due to a partial release of the U.S. valuation allowance and changes in the mix of income and loss in various tax jurisdictions. For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock

Net income attributable to common stock was $10.5 million and $5.9 million in the years ended January 31, 2024 and 2023, respectively. The increase in net income was a result of the changes discussed above, less amounts attributable to non-controlling interest.

Liquidity and capital resources

Cash and cash equivalents were $5.8 million as of January 31, 2024 and January 31, 2023, respectively. On January 31, 2024, approximately $0.1 million was held in the United States, and $5.7 million was held by the Company's foreign subsidiaries. The Company's working capital was $41.1 million on January 31, 2024 compared to $41.9 million on January 31, 2023. As of January 31, 2024, the Company had $4.0 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $15.4 million of borrowing capacity under its foreign revolving credit agreements. The Company had $5.5 million borrowed under the Renewed Senior Credit Facility and $6.4 million borrowed under its foreign revolving credit agreements at January 31, 2024.

Net cash from operating activities in the years ended January 31, 2024 and 2023 was $14.7 million and $(1.2) million, respectively. The current year increase of $15.9 million was due primarily to a rise customer deposits and accounts payable, partially offset by increases in accounts receivable, unbilled accounts receivable, and prepaid expenses and other current assets, as compared to the prior year.

Net cash from investing activities in the years ended January 31, 2024 and 2023 was $11.1 million and $6.4 million, respectively. The increase of $4.7 million was primarily due to investments capital assets in the Middle East and Canada during the period.

Net cash from financing activities in the years ended January 31, 2024 and 2023 was $(3.3) million and $4.5 million, respectively. The decrease of $7.8 million during the year ended January 31, 2024 consisted of using the remaining $1.0 million authorized as part of the Company's share repurchase program to reacquire its outstanding shares of common stock, as compared to $0.1 million during the year ended January 31, 2023. Additionally, a net repayment was made from borrowings under the Company's credit facilities of approximately $6.8 million, as compared to net proceeds received from borrowings of approximately $5.5 million during the year ended January 31, 2023. Further, debt totaled $25.7 million and $24.4 million as of January 31, 2024 and 2023, respectively. For additional information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of the Consolidated Financial Statements, based on its existing cash on hand, cash flows from operations, and available credit facilities.

There was no restricted cash held in the United States on January 31, 2024 or January 31, 2023. Restricted cash held by foreign subsidiaries was $1.4 million and $1.0 million as of January 31, 2024 and 2023, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2024

	Year Ending January 31,
Contractual obligations	Total	2025	2026	2027	2028	2029	Thereafter
Revolving line - North America (1)	$5,519	$5,519	$-	$-	$-	$-	$-
Mortgage note (2)	4,512	239	239	239	239	239	3,317
Revolving lines - foreign (3)	3,632	3,632	-	-	-	-	-
Long-term finance obligation (4)	9,203	175	210	247	287	329	7,955
Subtotal	22,866	9,565	449	486	526	568	11,272
Finance lease obligations	113	25	34	37	17	-	-
Operating lease obligations (5)	15,709	1,871	1,714	1,701	1,656	1,286	7,481
Uncertain tax position obligations (6)	1,112	-	-	-	-	-	1,112
Loan payable to GIG (7)	2,753	-	-	-	-	-	2,753
Total	$42,553	$11,461	$2,197	$2,224	$2,199	$1,854	$22,618

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2024, and the weighted average interest rate of 10.0% on that debt, such interest was being incurred at an annual rate of approximately $0.6 million.

(2)	Scheduled maturities, excluding interest.
(3)	Scheduled maturities of foreign revolver line, excluding interest.
(4)	This schedule represents the cash payments to be made under the lease agreement for the land and buildings sold by the Company in Lebanon, Tennessee and leased back from the purchaser in April 2021. These amounts differ from the liabilities presented as debt in the consolidated balance sheets as the debt amount represents future payments discounted to the present date. Refer to Note 5 - Debt, in the Notes to the Consolidated Financial Statements for further discussion of the transaction.
(5)	Minimum contractual amounts, assuming no changes in variable expenses.
(6)	Refer to Note 7 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.
(7)	Refer to Note 12 - Non-controlling interest, in the Notes to Consolidated Financial Statements for further discussion regarding the loan payable to Gulf Insulation Group ("GIG").

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate, SOFR rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on SOFR rate borrowings is the SOFR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period, as well as an additional SOFR adjustment ranging from 0.10% to 0.25%, based on the term of the interest period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2024, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of January 31, 2024.

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

As of January 31, 2024 , the Company had borrowed an aggregate of $ 5.5 million at a rate of  10.0% and had $ 4.0 million available under the Renewed Senior Credit Facility. As of January 31, 2023 , the Company had borrowed an aggregate of $ 4.4 million and had $ 9.9 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below:

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2 million at January 31, 2024 ) from a bank in the U.A.E. as of January 31, 2024, the facility has an interest rate of approximately  9.00%  and is set to expire in May 2024.  The Company had borrowed an aggregate of $0.2 million and $0.6 million as of January 31, 2024 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of January 31, 2024 and January 31, 2023, the Company had unused borrowing availability of approximately $1.9 million and $1.6 million, respectively.

The Company has a revolving line for  20.5 million U.A.E. Dirhams (approximately $ 5.6 million at January 31, 2024 ) from a bank in the U.A.E. as of January 31, 2024, the facility has an interest rate of approximately  9.00%  and is set to expire in May 2024. The Company had borrowed an aggregate of $0.1 million and $1.0 million as of January 31, 2024 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of January 31, 2024 and January 31, 2023, the Company had unused borrowing availability of approximately $1.0 million and $1.8 million, respectively.

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of  100.0 million Egyptian Pounds (approximately $ 3.2 million at  January 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of January 31, 2024, the facility has an interest rate of approximately  20.75% and expired in August 2023. This credit arrangement was subsequently renewed in November 2023 with substantially the same terms and conditions and expires in November 2024. The Company had borrowed an aggregate of $1.4 million and $3.1 million  as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  January 31, 2024 and January 31, 2023, the Company had unused borrowing capacity of $3.2 million and $2.0 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank of Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company received collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximately $ 0.1 million at  January 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  20.75% and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $ 0.1 million and $ 0.4 million outstanding  as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0 million Saudi Riyal (approximately $ 9.9 million at January 31, 2024 .) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and as of January 31, 2024, the facility has an interest rate of approximately  9.50% and is set to expire in May 2024. The Company had borrowed an aggregate of $3.2 million and $1.1 million as of January 31, 2024 and January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  January 31, 2024 and January 31, 2023, was $6.1 million and $2.3 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $0.1 at January 31, 2024  and January 31, 2023, respectively.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of January 31, 2024 , with the exception of those arrangements that may have expired and have not yet been renewed. Although certain of the arrangements may have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. As of   January 31, 2024 , interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these rates, as of January 31, 2024, the Company's interest rates ranged from  8.00% to 20.75% , with a weighted average rate of 10.71% , and the Company had facility limits totaling $ 24.5 million under these credit arrangements. As of January 31, 2024 , $ 8.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, the Company had borrowed approximately $6.4 million and had an additional $15.4 million of remaining borrowing capacity available under the foreign revolving credit arrangements. The foreign revolving line balances were included as current maturities of long-term debt in the Company's consolidated balance sheets as of January 31, 2024 and January 31, 2023, respectively.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with GIG. In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of January 31, 2024, the remaining balance on the mortgage in Canada is approximately 6.1 million Canadian Dollars ("CAD") (approximately $4.5 million at January 31, 2024). The interest rate is variable, and was 10.19% at January 31, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of January 31, 2024 and January 31, 2023, respectively.

Finance obligation - buildings and land.

On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.  As of January 31, 2024 and 2023, the Company had a net book value relating to this asset of $1.9 million and $2.1 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $ 0.2  million is recognized in current maturities of long-term debt and the long-term portion of $ 9.0 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of  January 31, 2024 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $39.7 million as of January 31, 2024, with a remaining balance due in the amount of $2.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $1.4 million is classified in a long-term asset account.

The Company has been actively involved in ongoing efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and at various times throughout 2023 and in June 2022, the Company received a partial payment to settle $0.6 million and $0.9 million of the customer's outstanding balances, respectively. Further, the Company has been engaged by the customer to perform additional work in 2024  under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of January 31, 2024 . However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

Stock repurchase plan

The repurchase program approved on October 4, 2021, authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022, the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the 12 months ended January 31, 2024, the Company used the remaining $1.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

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

Revenue recognition. In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated, and the amount is not subject to reversal. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for further information relating to input and output accounting methods.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets for realizability at each reporting period. The Company is now recognizing a tax benefit on losses in the United States after removal of a partial valuation allowance applied against its deferred tax assets.

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

The consolidated financial statements of the Company for each of the two years in the years ended January 31, 2024 and 2023 and the notes thereto are set forth as an exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act as of January 31, 2024. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the certifying officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses described below under "Management's Annual Report on Internal Control Over Financial Reporting."

Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of January 31, 2024. The framework on which such evaluation was based is contained in the report entitled Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on management's evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2024, due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses Identified in the Period Ended January 31, 2024.

We did not maintain effective information technology general controls ("ITGC") specifically related to the policies and procedures over the timely review of security management and monitoring, user access and security administration, password control, administrative access, program change management, data security and back up, review of third-party SOC 1 reports, and related management's review of the completeness and accuracy of certain system-generated reports. Additionally, we did not maintain effective controls over certain entity level controls over financial reporting related to the review and approval of manual journal entries, the timely review of the financial close process, and timely review of certain financial policies and procedures and respective HR policies. We also did not maintain effective controls at certain operating locations in the Middle East and North Africa ("MENA"), specifically we did not maintain sufficient documentation to support our evaluation that controls over business processes were operating effectively.

Material Weakness Identified in the Prior Year Ended January 31, 2023 and Continuing Remediation Plan.

As previously disclosed in the January 31, 2023 10-K, management had identified a material weakness in the Company's internal control over financial reporting regarding the design and operating effectiveness of controls related to the existence of inventory during the fiscal year ended January 31, 2023. Specifically, the Company failed to appropriately perform cycle count procedures at one of the Company's operating facilities, resulting in a significant adjustment during the full physical inventory count at period end. Further, management’s review of the process and resulting adjustments on a periodic basis failed to identify the issue. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. The Company's remediation plans progressed during the year ended January 31, 2024, and included hiring of an additional resource with inventory management expertise, engaged outside consultants for additional expertise to review current practices to assist in updating and monitoring inventory count policies and procedures, and performed physical counts periodically throughout the year at the Lebanon, Tennessee plant to supplement the cycle count process. The Company has also redesigned cycle count parameters to ensure higher value and more active inventory parts are counted more frequently and include additional review by finance and accounting personnel to ensure any necessary adjustments are addressed in a timely manner; and reviewed and updated physical organization of inventory to better identify and segregate inventory.

Management has determined that with its new control over quarterly physical counts at the plant, along with updated reviews, the Company has changed its controls over the existence of inventory. As a result, the Company has determined that the material weakness over the existence of inventory at the above Lebanon plant has been remediated as of January 31, 2024.

Remediation Plan for the Material Weaknesses Identified in the Period Ended January 31, 2024.

The remediation plans related to ITGCs include: (i) addressing the identified issues with control owners, including company leadership and IT personnel; (ii) engage outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operating business process controls, monitoring and testing reviews focusing on systems supporting our financial reporting process (iii) developing and maintaining documentation underlying ITGCs for knowledge transfer and function changes, including access control and change management; (iv) outsource certain functions to third-party providers, specifically relating to servers and firewalls, and managed detection and response.

The remediation plans related to the entity level controls and business process controls over MENA locations include: (i) addressing issues with control owners, including company leadership; (ii) evaluating and updating the Company's evidence of internal control policies and procedures as needed and providing necessary guidance to applicable locations; (iii) assessing the adequacy and determine whether enhancements are needed to the design of corporate and / or operating locations business process controls; and (iv) augmenting our internal audit function by hiring an additional resource to assist in overseeing the remediation process, including updating policies and procedures, and implementing internal controls; (v) engage outside consultants to conduct training sessions.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and will address the related material weaknesses described above. However, the material weaknesses cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Changes in Internal Control over Financial Reporting. While the Company continues to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of the fiscal year ending January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2024 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Information about our Executive Officers".

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2024 annual meeting of stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2024.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	22,300	$11.15	169,503

(1) The amounts shown in columns (a) and (b) of the above table do not include 222,852 outstanding shares of restricted stock granted under the Company's 2013 Omnibus Stock Incentive Plan as amended on June 14, 2013, the 2017 Omnibus Stock Incentive Plan as amended on June 13, 2017 ("2017 Plan") or the 2021 Omnibus Stock Incentive Plan dated May 26, 2021 ("2021 Plan").

(2) The 2017 Plan expired in June 2020. The 2021 Plan will expire on May 26, 2024.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2024 annual meeting of stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2024 annual meeting of stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2024 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2024, and the related notes and financial statement schedule included in Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The principal considerations for our determination that revenue recognition using the input method over time is a critical audit matter are the Company’s estimates include the forecasted costs to complete the contract that may vary significantly from past estimates due to changes in facts and circumstances. These estimates are based on management’s assessment of the current status of the contract and historical results.

Our audit procedures included the following, among others:

•	Obtained supporting documentation for a sample of contract costs incurred to date as well as recalculated revenue recognition based on the percentage of completion;
•	Evaluated the reasonableness of management's estimates related to the cost to complete for contracts through testing of the key components of the estimated costs to complete;
•

Performed a retrospective review to assess management's historical ability to accurately estimate the transaction price and cost to complete the contracts including investigating significant cost changes; and

•	Obtained confirmations of significant contract terms for certain significant new contracts.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas

April 26, 2024

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended January 31,
	2024	2023

Net sales	$150,668	$142,569
Cost of sales	109,210	104,268
Gross profit	41,458	38,301

Operating expenses
General and administrative expenses	22,591	21,994
Selling expense	5,508	5,163
Total operating expenses	28,099	27,157

Income from operations	13,359	11,144

Interest expense	2,266	2,119
Other (expense) income	(1,202)	533
Income before income tax	9,891	9,558

Income tax (benefit) expense	(3,320)	3,613

Net income	13,211	5,945
Less: Net income attributable to non-controlling interest	2,740	-
Net income attributable to common stock	$10,471	$5,945

Weighted average common shares outstanding
Basic	7,977	7,976
Diluted	8,073	8,116

Earnings per share attributable to common stock
Basic	$1.31	$0.75
Diluted	$1.30	$0.73

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended January 31,
	2024	2023

Net income	$13,211	$5,945

Other comprehensive income (loss)
Currency translation adjustments, net of tax	898	(4,592)
Minimum pension liability adjustment, net of tax	-	1,247
Comprehensive income (loss)	$14,109	$2,600
Less: Comprehensive income attributable to non-controlling interest	2,740	-
Total comprehensive income attributable to common stock	$11,369	$2,600

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$5,845	$5,773
Restricted cash	1,395	1,020
Trade accounts receivable, less allowance for doubtful accounts of $699 at January 31, 2024 and $612 at January 31, 2023	46,646	42,010
Inventories	15,541	14,738
Prepaid expenses and other current assets	9,697	7,357
Unbilled accounts receivable	16,597	11,634
Costs and estimated earnings in excess of billings on uncompleted contracts	3,097	3,126
Total current assets	98,818	85,658
Long-term assets
Property, plant and equipment, net of accumulated depreciation	37,620	26,518
Operating lease right-of-use asset	6,467	4,527
Deferred tax assets	7,919	696
Goodwill	2,222	2,227
Other long-term assets	2,665	3,340
Total long-term assets	56,893	37,308
Total assets	$155,711	$122,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$25,323	$14,754
Accrued compensation and payroll taxes	1,214	1,179
Commissions and management incentives payable	4,523	4,764
Revolving line - North America	5,519	4,387
Current maturities of long-term debt	4,071	6,227
Customers' deposits	4,264	1,951
Operating lease liability short-term	914	912
Other accrued liabilities	9,039	5,549
Billings in excess of costs and estimated earnings on uncompleted contracts	495	1,743
Income taxes payable	2,380	2,324
Total current liabilities	57,742	43,790
Long-term liabilities
Long-term debt, less current maturities	4,229	4,389
Long-term finance obligation	11,788	9,215
Deferred compensation liabilities	1,212	1,608
Deferred tax liabilities	1,217	909
Operating lease liability long-term	6,270	4,252
Other long-term liabilities	1,275	1,019
Total long-term liabilities	25,991	21,392
Non-controlling interest	6,266	-
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,017 issued and outstanding at January 31, 2024 and 8,004 issued and outstanding at January 31, 2023	80	80
Additional paid-in capital	60,063	62,562
Treasury stock, 112 shares at January 31, 2024 and 3 shares at January 31, 2023	(968)	(26)
Retained earnings	12,088	1,617
Accumulated other comprehensive loss	(5,551)	(6,449)
Total stockholders' equity	65,712	57,784
Total liabilities and stockholders' equity	$155,711	$122,966

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity on January 31, 2022	$82	$61,766	$(2,295)	$(1,992)	$(3,104)	$54,457

Net income	-	-	5,945	-	-	5,945
Common stock issued under stock plans, net of shares used for tax withholding	-	(206)	-	-	-	(206)
Repurchase of common stock	-	-	-	(69)	-	(69)
Retirement of treasury stock	(2)		(2,033)	2,035		-
Stock-based compensation expense	-	1,002	-	-	-	1,002
Pension liability adjustment	-	-	-	-	1,247	1,247
Foreign currency translation adjustment	-	-	-	-	(4,592)	(4,592)
Total stockholders' equity on January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net income	-	-	10,471	-	-	10,471
Common stock issued under stock plans, net of shares used for tax withholding	-	(274)	-	-	-	(274)
Repurchase of common stock	-	-	-	(942)	-	(942)
Stock-based compensation expense	-	913	-	-	-	913
Acquisition-related adjustment	-	(3,138)	-	-	-	(3,138)
Foreign currency translation adjustment	-	-	-	-	898	898
Total stockholders' equity on January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Shares	2023	2022
Balances at beginning of year	8,007,002	8,151,754
Treasury stock purchased	-	(4,887)
Shares issued, net of shares used for tax withholding	66,726	94,416
Prior year adjustments	(56,947)	(234,281)
Balance end of year	8,016,781	8,007,002

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2024	2023
Operating activities
Net income	$13,211	$5,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,830	3,646
Deferred tax expense (benefit)	(6,920)	479
Stock-based compensation expense	913	1,002
Non-cash pension termination	-	826
Provision on uncollectible accounts	89	142
(Gain) loss on disposal of fixed assets	(6)	43
Gain from insurance recovery	-	(565)
Changes in operating assets and liabilities
Accounts payable	8,814	1,094
Accrued compensation and payroll taxes	(1,144)	65
Inventories	(830)	(1,505)
Proceeds from insurance recovery for inventory	-	539
Customers' deposits	2,315	(336)
Income taxes receivable and payable	144	450
Prepaid expenses and other current assets	(2,849)	(123)
Accounts receivable	(4,859)	(3,232)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,218)	(351)
Unbilled accounts receivable	(5,053)	(9,814)
Other assets and liabilities	8,294	454
Net cash provided by (used in) operating activities	14,731	(1,241)
Investing activities
Capital expenditures	(11,106)	(6,975)
Proceeds from insurance recovery for property and equipment	5	499
Proceeds from sales of property and equipment	3	94
Net cash used in investing activities	(11,098)	(6,382)
Financing activities
Proceeds from revolving lines	155,706	96,903
Payments of debt on revolving lines	(156,996)	(91,438)
Payments of principal on finance obligation	(118)	(88)
Payments of other debt	(243)	(263)
Decrease in drafts payable	(197)	42
Payments on finance lease obligations, net	(193)	(338)
Repurchase of common stock	(942)	(69)
Stock options exercised and taxes paid related to restricted shares vested	(273)	(206)
Net cash (used in) provided by financing activities	(3,256)	4,543
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70	102
Net increase (decrease) in cash, cash equivalents and restricted cash	447	(2,978)
Cash, cash equivalents and restricted cash - beginning of period	6,793	9,771
Cash, cash equivalents and restricted cash - end of period	$7,240	$6,793
Supplemental cash flow information
Interest paid	$2,285	$2,045
Income taxes paid	3,283	2,480
Fixed assets acquired under capital leases - non-cash	$139	$-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2024 AND 2023

(In thousands, except per share data, or unless otherwise specified)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2023 and 2022 are for the fiscal years ended January 31, 2024 and 2023, respectively.

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

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers were 65.6% in 2023 compared to 63.8% in 2022. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment.

	2023	2022
Net sales
United States	$51,893	$51,557
Canada	31,351	36,482
Middle East/North Africa/India	63,880	53,742
Europe	559	456
Other	2,985	332
Total net sales	$150,668	$142,569

Property, plant and equipment, net of accumulated depreciation
United States	$5,600	$5,920
Canada	10,775	9,290
Middle East/North Africa/India	21,244	11,308
Total property, plant and equipment, net of accumulated depreciation	$37,619	$26,518

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

Revenue recognition. During 2023 and 2022 and in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated, and the amount is not subject to reversal. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for further information relating to input and output accounting methods.

Shipping and handling. Shipping and handling costs are included in cost of sales, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Sales tax. Sales tax is reported on a net basis in the consolidated financial statements.

Operating cycle. The length of contracts varies but are typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. This includes all wholly owned subsidiaries as well as certain joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated.

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at weighted average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive loss. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The aggregate foreign exchange transaction loss recognized in the income statement was $0.1 million and $0.3 million in 2023 and 2022, respectively. Additionally, translation adjustments attributable to intercompany transactions, such as loans and receivables, are included in stockholders' equity as part of accumulated other comprehensive loss.

Contingencies. The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability and general liability claims. The Company accrues for such liabilities when it is probable that future costs will be incurred, and the amount can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters, and its experience in contesting, litigating and settling other similar matters. The Company does not currently anticipate the amount of any ultimate liability with respect to these matters will materially affect the Company's financial position, liquidity, or future operations.

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents were $5.8 million as of January 31, 2024 and 2023, respectively. On January 31, 2024, $0.1 million was held in the United States and $5.7 million was held by foreign subsidiaries. On January 31, 2023, less than $0.1 million was held in the United States and $5.7 million was held by foreign subsidiaries.

Restricted cash. There was no restricted cash held in the United States on January 31, 2024 or 2023. Restricted cash held by foreign subsidiaries was $1.4 million and $1.0 million as of January 31, 2024 and 2023, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

	2023	2022
Cash and cash equivalents	$5,845	$5,773
Restricted cash	1,395	1,020
Cash, cash equivalents and restricted cash as presented in the statement of cash flows	$7,240	$6,793

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt and India letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated as amounts due from customers net of an allowance for claims and doubtful accounts. Standard payment terms are generally net 30 to 60 days. The allowance for doubtful accounts is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for doubtful accounts.

For the years ended  January 31, 2024 and 2023, respectively, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2024 and 2023, respectively, no one customer accounted for greater than 10% of accounts receivable.

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

	2023	2022
Equity adjustment foreign currency, gross	$(5,804)	$(6,707)
Minimum pension liability, gross	-	-
Subtotal excluding tax effect	(5,804)	(6,707)
Tax effect of equity adjustment foreign currency	253	258
Tax effect of minimum pension liability	-	-
Total accumulated other comprehensive loss	$(5,551)	$(6,449)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	2023	2022
Raw materials	$13,787	$14,992
Work in process	611	750
Finished goods	2,022	203
Subtotal	16,420	15,945
Less allowance	879	1,207
Inventories	$15,541	$14,738

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

Depreciation is computed using the straight-line method over the estimated useful lives of assets, as presented in the following table. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of finance lease assets is included in depreciation. Depreciation expense was approximately $3.8 million and $3.7 million in the years ended  January 31, 2024 and 2023, respectively.

	Useful Life (Years)	2023	2022
Land, buildings and improvements	3 - 30	$25,620	$22,276
Machinery and equipment	3 - 10	56,411	54,200
Furniture, office equipment and computer systems	3 - 7	3,169	3,727
Transportation equipment	3	2,293	2,727
Subtotal		87,493	82,930
Less accumulated depreciation		49,873	56,412
Property, plant and equipment, net of accumulated depreciation		$37,620	$26,518

Impairment of long-lived assets. The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  January 31, 2024, the Company performed an assessment to determine whether there were any triggering events that may have occurred which could indicate that the carrying value of the Company's long-lived assets are not recoverable, and an impairment may exist. Based on this assessment, the Company did not identify any triggering events that would indicate that the carrying amounts may not be recoverable with respect to long-lived assets for the year ended  January 31, 2024.  The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2024 and 2023, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	2023	2022
Balance at beginning of year	$2,227	$2,342
Foreign exchange adjustment	(5)	(115)
Balance at end of year	$2,222	$2,227

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. At  January 31, 2024, the Company performed a qualitative assessment to determine whether there were any triggering events that may have occurred which could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment. Based on this assessment, the Company did not identify any triggering events that would indicate that the fair value is less than the carrying value of the reporting unit for the year ended  January 31, 2024. The Company will continue testing for impairment at least annually as of January 31, or as otherwise required by applicable accounting standards.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.7 million as of January 31, 2024 and 2023. Accumulated amortization was approximately $2.6 million as of  January 31, 2024 and 2023. Amortization over the next five fiscal years will be less than $0.1 million and less than $0.1 million thereafter. Amortization expense is expected to be recognized over the weighted-average period of 8.0 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.5 million and $0.6 million in the years ended  January 31, 2024 and 2023, respectively.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") is the Global Intangible Low-Taxed Income provisions ("GILTI"). In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the years ended  January 31, 2024 and 2023, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

Net income per common share. Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding (basic). The Company reported net income in 2023 and 2022. Therefore, the Company adjusted for dilutive shares in 2023 and 2022, assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding	2023	2022
Basic weighted average number of common shares outstanding	7,977	7,976
Dilutive effect of stock options and restricted stock units	96	140
Weighted average number of common shares outstanding assuming full dilution	8,073	8,116

Restricted stock and stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	87	105
Canceled options during the year	(17)	(11)
Restricted stock and stock options with an exercise price below the average stock price	96	140

Equity-based compensation. The Company issues or has issued various types of stock-based awards to employees and directors: restricted stock, deferred stock and stock options. Non-cash compensation expense associated with restricted stock is based on the fair value of the common stock at the grant date, and amortized using the straight line method over a vesting period range of one to four years. Compensation expense associated with deferred stock which has been awarded to the Board of Directors (non-employee) is based upon the fair value of the common stock at the date of grant, and since the grant vests immediately it is expensed on the date of the grant. Stock compensation expense for stock options is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards.

Treasury Stock. In accordance with ASC 505, Equity, the Company accounts for share repurchases pursuant to the repurchase program under the cost method. This results in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Company's consolidated balance sheets and on the Company's consolidated statements of stockholders' equity. These amounts include costs associated with the acquisition of the shares. See Note 11 - Treasury stock for further detail.

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

Recent accounting pronouncements. In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amended guidance requires the application of a current expected credit loss ("CECL") model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and as subsequently amended and extended to December 15, 2022. The Company adopted this guidance effective February 1, 2023, which did not have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard update requires additional disclosures, including further details about segment expenses regarding a public entity's reportable segments on an annual and interim basis. The additional segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is still evaluating the impact of these updated disclosure requirements on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Pursuant to this standard update, companies are required to provide additional information which is primarily attributable to the rate reconciliation and income taxes paid. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. The Company is still evaluating this standard update but does not expect it to have a material impact on its consolidated financial statements.

Note 3 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contract. Retention receivables of $2.5 million and $2.4 million were included in the balance of trade accounts receivable as of January 31, 2024 and 2023, respectively. A retention receivable of $1.7 million and $2.9 million was included in the balance of other long-term assets as of  January 31, 2024 and 2023, respectively, due to the long-term nature of the receivables. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $ 39.7 million as of January 31, 2024 , with a remaining balance due in the amount of $ 2.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $ 1.4 million is classified as a long-term asset.

The Company has been actively involved in ongoing efforts to collect the outstanding amount. The Company continues to engage with the customer to ensure full payment of open balances, and at various times throughout 2023 and in June 2022, the Company received a partial payment to settle $0.6 million and $0.9 million of the customer's outstanding balances, respectively. Further, the Company has been engaged by the customer to perform additional work in 2024  under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of January 31, 2024 . However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For further information regarding accounts receivable, see Note 2 - Significant accounting policies, in the Notes to Consolidated Financial Statements.

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

The Company’s standard revenue transactions are classified into two main categories:

1)

Systems and Coating - which include all bundled products in which Perma-Pipe engineers, and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and oil & gas markets.

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

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exist:

1)	The customer owns the material that is being insulated or coated, so the customer controls the asset and thus the work-in-process; or

2)

The customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured, which has no alternative future use, and there is a right to payment for work performed to date plus profit margin.

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the years ended January 31, 2024 and 2023 are as follows:

	2023		2022
	Sales	% to Total	Sales	% to Total
Products	$10,368	7%	$14,626	10%

Specialty Piping Systems and Coating
Revenue recognized under input method	51,977	34%	44,648	31%
Revenue recognized under output method	88,323	59%	83,295	59%
Total	$150,668	100%	$142,569	100%

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

The transaction price associated with the Company's contracts with customers are generally determined based on the fixed amount of consideration as specified in a contract. This  may also include variable consideration in certain instances where it is considered probable that a significant reversal of cumulative revenue recognized will not occur. As a result, the amount of consideration ultimately received from the customer can fluctuate due to the variability of future events stated in a contract. Therefore, the aggregate amount of the transaction price includes the fixed consideration contained in a contract that is generally not subject to change and excludes sales and value added taxes, or amounts collected on behalf of third parties, along with any variable consideration. The total transaction price is then allocated to the performance obligations which is eventually recognized as revenue based on the project type and the method that is used to measure the transfer of promised goods and services to customers. Additionally, transaction prices relating to cost-plus contracts are determined by applying the applicable profit margin to costs incurred on contracts, whereas transaction prices relating to fixed price contracts are determined on a lump-sum basis. Further, standard payment terms are generally net 30 to 60 days, which is customer specific.

Contract assets and liabilities

Contract assets represent revenue recognized in excess of amounts billed for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Contract liabilities represent billings in excess of costs for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Both customer billings and the satisfaction (or partial satisfaction) of the performance obligation(s) occur throughout the manufacturing process and impact the period end balances in these accounts. In addition, contract assets include receivables or amounts that are billable beyond the passage of time. For additional information, see Note 3 - Retention, in the Notes to Consolidated Financial Statements, and Unbilled accounts receivable, as further described below.

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  January 31, 2024 will be billed and collected within one year.

The following table shows the reconciliation of the cost in excess of billings and billings in excess of costs:

	2023	2022
Costs incurred on uncompleted contracts	$21,912	$18,342
Estimated earnings	11,270	9,370
Earned revenue	33,182	27,712
Less billings to date	30,580	26,329
Costs in excess of billings, net	$2,602	$1,383
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$3,097	$3,126
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(495)	(1,743)
Costs in excess of billings, net	$2,602	$1,383

Substantially all of the $1.7 million and $1.3 million contract liabilities balances at  January 31, 2023 and 2023, respectively, were recognized in revenues during 2023 and 2022, respectively.

Unbilled accounts receivable

The Company has recorded $16.6 million and $11.6 million of unbilled accounts receivable on the consolidated balance sheets as of  January 31, 2024 and 2023, respectively, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  January 31, 2024 will be billed within one year.

Practical expedients

Costs to obtain a contract are not considered to be incremental or material, and project duration generally does not span more than one year. Accordingly, the Company applies the practical expedient for these types of costs and as such, are expensed in the period incurred.

As a result of the Company's contracts having a duration of less than one year, a practical expedient was applied regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

Note 5 - Debt

	2023	2022
Revolving line - North America	$5,519	$4,387
Mortgage note	4,512	4,772
Revolving lines - foreign	3,632	5,714
Term loan - foreign	-	5
Loan payable to GIG	2,753	-
Finance lease obligations	9,316	9,472
Total debt	25,732	24,350
Unamortized debt issuance costs	(125)	(132)
Less current maturities	9,590	10,614
Total long-term debt	$16,017	$13,604

Current portion of long-term debt	$9,590	$10,614
Unamortized debt issuance costs	-	-
Total short-term debt	$9,590	$10,614

The following table summarizes the Company's scheduled maturities on January 31:

	Total	2025	2026	2027	2028	2029	Thereafter
Revolving line - North America	$5,519	$5,519	$-	$-	$-	$-	-
Mortgage note	4,512	239	239	239	239	239	3,317
Revolving lines - foreign	3,632	3,632	-	-	-	-	-
Long-term finance obligation	9,203	175	210	247	287	329	7,955
Loan payable to GIG	2,753	-	-	-	-	-	2,753
Finance lease obligations	113	25	34	37	17	-	-
Total	$25,732	$9,590	$483	$523	$543	$568	$14,025

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

The Borrowers have used and will continue to use borrowings under the Renewed Senior Credit Facility (i) to fund future capital expenditures; (ii) to fund ongoing working capital needs; and (iii) for other corporate purposes, including potentially additional stock repurchases. Borrowings under the Renewed Senior Credit Facility bear interest at a rate equal to an alternate base rate, SOFR rate index, plus, in each case, an applicable margin. The applicable margin is based on a fixed charge coverage ratio ("FCCR") range. Interest on alternate base rate borrowings is the alternate base rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 1.00% to 1.50%, based on the FCCR in the most recently reported period. Interest on SOFR rate borrowings is the SOFR rate (as defined in the Renewed Senior Credit Facility) plus an applicable margin ranging from 2.00% to 2.50%, based on the FCCR in the most recently reported period, as well as an additional SOFR adjustment ranging from 0.10% to 0.25%, based on the term of the interest period. Additionally, the Borrowers pay a 0.25% per annum facility fee on the unused portion of the Renewed Senior Credit Facility.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2024, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of January 31, 2024.

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

As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million at a rate of 10.0% and had $4.0 million available under the Renewed Senior Credit Facility. As of January 31, 2023, the Company had borrowed an aggregate of $4.4 million and had $9.9 million available under the Renewed Senior Credit Facility.

Finance obligation - buildings and land. On  April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of  January 31, 2024 and 2023, the Company had a net book value relating to this asset of $1.9 million and $2.1 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $9.0 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of  January 31, 2024. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below:

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2 million at January 31, 2024 ) from a bank in the U.A.E. as of January 31, 2024, the facility has an interest rate of approximately  9.00%  and is set to expire in May 2024.  The Company had borrowed an aggregate of $0.2 million and $0.6 million as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  January 31, 2024 and  January 31, 2023, the Company had unused borrowing availability of approximately $1.9 million and $1.6 million, respectively.

The Company has a revolving line for 20.5 million U.A.E. Dirhams (approximately $5.6 million at January 31, 2024) from a bank in the U.A.E. as of January 31, 2024, the facility has an interest rate of approximately 9.00% and is set to expire in May 2024. The Company had borrowed an aggregate of $0.1 million and $1.0 million as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  January 31, 2024 and  January 31, 2023, the Company had unused borrowing availability of approximately $1.0 million and $1.8 million, respectively.

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $3.2 million at  January 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of January 31, 2024, the facility has an interest rate of approximately 20.75% and expired in August 2023. This credit arrangement was subsequently renewed in November 2023 with substantially the same terms and conditions and expires in November 2024. The Company had borrowed an aggregate of $1.4 million and $3.1 million as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  January 31, 2024 and  January 31, 2023, the Company had unused borrowing capacity of $3.2 million and $2.0 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank of Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company received collections, the facility has decreased to a current amount of 2.1 million Egyptian Pounds (approximately $0.1 million at  January 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 20.75% and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million and $0.4 million outstanding as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyal (approximately $9.9 million at January 31, 2024.) This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and as of January 31, 2024, the facility has an interest rate of approximately 9.50% and is set to expire in May 2024. The Company had borrowed an aggregate of $3.2 million and $1.1 million as of January 31, 2024 and  January 31, 2023, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  January 31, 2024 and  January 31, 2023, was $6.1 million and $2.3 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $0.1 at  January 31, 2024 and  January 31, 2023, respectively.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of January 31, 2024, with the exception of those arrangements that may have expired and have not yet been renewed. Although certain of the arrangements may have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. As of  January 31, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these rates, as of  January 31, 2024, the Company's interest rates ranged from 8.00% to 20.75%, with a weighted average rate of 10.71%, and the Company had facility limits totaling $24.5 million under these credit arrangements. As of January 31, 2024, $8.3 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, the Company had borrowed approximately $6.4 million and had an additional $15.4 million of remaining borrowing capacity available under the foreign revolving credit arrangements. The foreign revolving line balances were included as current maturities of long-term debt in the Company's consolidated balance sheets as of January 31, 2024 and  January 31, 2023, respectively.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with GIG. In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of  January 31, 2024, the remaining balance on the mortgage in Canada is approximately 6.1 million Canadian Dollars ("CAD") (approximately $4.5 million at  January 31, 2024). The interest rate is variable, and was 10.19% at  January 31, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of January 31, 2024 and  January 31, 2023, respectively.

Note 6 - Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheets. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term in the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt less current maturities in the Company's consolidated balance sheets.

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

In calculating the ROU asset and lease liability, the Company elects to combine lease and non-lease components. Additionally, the Company excludes short-term leases having an initial term of 12 months or less in accordance with the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company has built a production facility. The annual payments are approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  January 31, 2024), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments were deferred until August 2022 and have now commenced. The lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of the land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and is expected to vacate the remaining space in December 2024. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of  January 31, 2023. The termination resulted in decreases of $0.4 million, $6.0 million and $5.5 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of  January 31, 2023. The termination also resulted in a decrease in rent expense of $1.1 million in the consolidated statement of operations for the year ended  January 31, 2023. There were no other adjustments in connection with these terminations for the year ended  January 31, 2024.

At  January 31, 2024, the Company had total operating lease liabilities of $7.2 million and operating ROU assets of $6.5 million, which are reflected in the consolidated balance sheets.

Finance Leases. The Company has several significant lease agreements, with lease terms of one to thirty years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and ROU assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At  January 31, 2024, the Company also had finance lease liabilities of $0.1 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $0.4 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	January 31, 2024	January 31, 2023
Finance lease assets
Property and Equipment - gross	$970	$1,161
Accumulated depreciation and amortization	(536)	(700)
Property and Equipment - net	$434	$461

Finance lease liabilities
Finance lease liability short-term	$113	$164
Finance lease liability long-term	-	-
Total finance lease liabilities	$113	$164

Operating lease assets
Operating lease ROU assets	$6,467	$4,527

Operating lease liabilities
Operating lease liability short-term	$914	$912
Operating lease liability long-term	6,270	4,252
Total operating lease liabilities	$7,184	$5,164

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Year Ended January 31, 2024	Year Ended January 31, 2023

Finance Lease Costs
Amortization of ROU assets	Cost of sales	$162	$233
Interest on lease liabilities	Interest expense	9	28
Operating lease costs	Cost of sales, SG&A expenses	1,888	1,388
Short-term lease costs (1)	Cost of sales, SG&A expenses	530	421
Sub-lease income	SG&A expenses	(61)	(81)
Total Lease costs		$2,528	$1,989

(1) Includes variable lease costs, which are not material

Supplemental cash flow information related to leases is as follows:

	Year Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$193	$338
Operating cash flows from finance leases	9	28
Operating cash flows from operating leases	1,789	1,839

ROU Assets obtained in exchange for new lease obligations:
Finance leases liabilities	$139	$-
Operating leases liabilities	4,988	143

Weighted-average lease terms and discount rates are as follows:

	January 31, 2024	January 31, 2023

Weighted-average remaining lease terms (in years)
Finance leases	3.3	0.5
Operating leases	13.7	19.6

Weighted-average discount rates:
Finance leases	6.8%	12.0%
Operating leases	9.3%	8.2%

Maturities of lease liabilities as of January 31, 2024, are as follows:

Year	Operating Leases	Finance Leases
For the year ended January 31, 2025	$1,871	$39
For the year ended January 31, 2026	1,714	39
For the year ended January 31, 2027	1,701	39
For the year ended January 31, 2028	1,656	10
For the year ended January 31, 2029	1,286	-
Thereafter	7,481	-
Total lease payments	15,709	127
Less: amount representing interest	(8,525)	(14)
Total lease liabilities at January 31, 2023	$7,184	$113

Rent expense on operating leases, which is recorded on a straight-line basis, was $2.4 million and $1.7 million for the years ended  January 31, 2024 and 2023, respectively.

Note 7 - Income taxes

Income (loss) from continuing operations before income taxes	2023	2022
Domestic (1)	$(8,541)	$(5,392)
Foreign	18,432	14,950
Total	$9,891	$9,558

(1) The domestic loss from continuing operations before income taxes includes corporate overhead costs.

Components of income tax (benefit) expense	2023	2022
Current
Federal	$(21)	$(3)
Foreign	3,351	2,971
State and other	270	166
Total current income tax expense	3,600	3,134
Deferred
Federal	(7,311)	-
Foreign	391	479
State and other	-	-
Total deferred income tax (benefit) expense	(6,920)	479
Total income tax expense	$(3,320)	$3,613

As a result of the one-time transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will no longer be subject to incremental U.S. federal income tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. However, upon repatriation, various state taxes and foreign withholding taxes may be levied on such amounts. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability was $0.8 million and $0.6 million as of January 31, 2024 and 2023, respectively, related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern and Indian subsidiaries. The Middle Eastern and Indian subsidiaries have unremitted earnings of $35.5 million and $10.5 million, respectively, as of January 31, 2024. Unremitted earnings of $23.9 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, and $11.6 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $0.6 million.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% was as follows:

	2023	2022
Tax expense at federal statutory rate	$2,083	$2,007
State expense, net of federal income tax effect	159	110
Domestic return to provision	247	-
Deferred compensation adjustment	-	(32)
Domestic valuation allowance	(8,065)	(590)
Domestic return to provision	-	390
Global Intangible Low-Taxed Income inclusion	2,202	1,206
State NOL expirations	1,375	-
Permanent differences other	258	-
Valuation allowance for state NOLs	(1,314)	133
Differences in foreign tax rate	(598)	(410)
Reductions of uncertain tax positions of prior years	(239)	-
Deferred tax on unremitted earnings	195	438
Foreign withholding taxes	135	304
Research tax credit	247	220
Pension Settlement	-	(115)
All other, net expense	(5)	(48)
Total income tax (benefit) expense	$(3,320)	$3,613

The Company's worldwide effective tax rates ("ETR") were (33.6%) and 37.8% in the year ended January 31, 2024 and 2023, respectively. The change in the ETR was largely due to a partial release of the domestic valuation allowance, changes in the mix of income and loss in various tax jurisdictions, and the global intangible low-taxed income inclusion.

Components of deferred income tax assets	2023	2022
U.S. Federal NOL carryforward	$6,173	$7,197
Deferred compensation	241	276
Research tax credit	1,505	2,258
Foreign NOL carryforward	258	318
Foreign tax credit	2,580	2,580
Stock compensation	21	43
Other accruals not yet deducted	500	305
State NOL carryforward	1,495	2,744
Accrued commissions and incentives	845	851
Inventory reserve	70	107
Lease liability	878	278
Other	-	165
Deferred tax assets, gross	14,566	17,122
Valuation allowance	(5,689)	(15,993)
Total deferred tax assets, net of valuation allowances	$8,877	$1,129

Components of the deferred income tax liability
Depreciation	$(370)	$(415)
Foreign subsidiaries unremitted earnings	(783)	(591)
Prepaid	(94)	(70)
Right of use asset	(855)	(266)
Other	(73)	0
Total deferred tax liabilities	$(2,175)	$(1,342)

Deferred tax assets (liabilities), net	$6,702	$(213)

Balance sheet classification
Long-term assets	$7,919	$696
Long-term liability	(1,217)	(909)
Total deferred tax assets (liabilities), net of valuation allowances	$6,702	$(213)

As of January 31, 2024 and 2023, the Company had deferred tax assets of $6.2 million and $7.2 million, respectively, related to gross U.S. Federal net operating loss ("NOL") carryforwards of $30.1 million and $34.3 million, respectively. Of this amount, $22.7 million will begin to expire between tax years 2036 and 2037, with the remainder not subject to expiration. As of January 31, 2024 and 2023, the Company had deferred tax assets of $1.5 million and $2.7 million, respectively, related to gross state NOLs of $21.0 million and $45.5 million, respectively, that expire between 2024 and 2032. The Company has released the valuation allowance recorded against U.S. Federal NOLs and continues to maintain a valuation allowance against its state NOLs. As of January 31, 2024 and 2023, the Company had deferred tax assets of $0.3 million related to gross foreign NOLs of $1.3 million and $1.6 million, respectively, for its subsidiary in Saudi Arabia, which can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of the tax benefit is dependent upon the future generation of taxable income in the respective tax jurisdictions.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets.  A significant piece of objective evidence previously evaluated was the domestic cumulative loss incurred over the three-year period. The Company has achieved three years of cumulative income in the U.S. federal tax jurisdiction as of the period ended  January 31, 2024. As such, management has determined that certain deferred tax assets are more likely than not to be realized and have partially released the valuation allowance accordingly during the period ended  January 31, 2024. The Company continues to maintain a valuation allowance against certain domestic deferred tax assets, including its foreign tax credit carryovers, R&D credit carryovers, and state deferred tax assets. The amount of the domestic deferred tax assets considered realizable, however, could be increased if there are changes to the objective positive and negative evidence considered. The valuation allowance decreased $10.3 million during the period ended January 31, 2024.

The Company has a deferred tax asset of $2.6 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire on January 31, 2026.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

	2023	2022
Balance at beginning of year	$1,673	$1,611
Decreases in positions taken in a prior period	(256)	-
Increases in positions taken in a current period	143	159
Decreases due to lapse of statute of limitations	(21)	(3)
Decreases due to settlements	(106)	(94)
Balance at end of year	$1,433	$1,673

Included in the total UTP liability were estimated accrued interest and penalties of $0.4 million and $0.3 million as of  January 31, 2024 and 2023, respectively. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2024, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2024 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $1.1 million of the amount accrued on  January 31, 2024 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2020, 2021, 2022 and 2023 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2004 through January 31, 2010, are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future year audits.

The Company's management periodically estimates the probable tax obligations of the Company using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations. If such changes take place, there is a risk that the tax rate may increase or decrease in any period. Tax accruals for tax liabilities related to potential changes in judgments and estimates for federal, foreign and state tax issues are included in other long-term liabilities on the consolidated balance sheets.

Note 8 - Retirement plans

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

Contributions to the 401(k) plan were $0.4 million and $0.3 million in the years ended January 31, 2024 and 2023, respectively.

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

					(In thousands)	(In thousands)
				FIP/RP Status	2023	2022	Surcharge
Plan Name	EIN	Plan #	Funded Zone Status	Pending/Implemented	Contribution	Contribution	Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	62-6102837	001	Yellow	No	$161	$178	No	3/31/2025

Note 9 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At January 31, 2024, the Company had reserved a total of 245,150 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

Stock compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	2023	2022
Restricted stock based compensation expense	$913	$1,002
Total stock-based compensation expense	$913	$1,002

Stock options

The Company did not grant any stock options during the years ended January 31, 2024 or 2023. The following tables summarizes the Company's stock option activity:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Weighted average grant date fair value
Outstanding on January 31, 2022	67	$9.51	1.74	$63

Exercised	(16)	6.66
Expired or forfeited	(11)	10.85
Outstanding on January 31, 2023	40	10.85	1.1	19

Options exercisable on January 31, 2023	40	$10.85	1.1	19

Exercised	(1)	6.85
Expired or forfeited	(17)	11.15
Outstanding on January 31, 2024	22	11.15	0.7	6

Options exercisable on January 31, 2024	22	$11.15	0.7	$6

There was no vesting, expiration or forfeiture of previously unvested stock options during the year ended  January 31, 2024. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options during the year ended  January 31, 2024.

Deferred stock

As part of their compensation, in previous years the Company granted deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is distributed to the directors only upon their separation from service. During the year ended  January 31, 2024, no deferred stock units were distributed.  There were approximately 62,926deferred stock units outstanding included in the restricted stock activity shown below as of  January 31, 2024 and 2023, respectively.

Restricted stock

The Company has granted restricted stock to executive officers, independent directors, and employees. The restricted stock vests ratably over one to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes restricted stock activity for the years ended  January 31, 2024 and 2023, respectively:

	Restricted shares	Weighted average price	Weighted average grant date fair value
Outstanding on January 31, 2022	353	$7.48	$2,652
Granted	102	10.96
Issued / vested	(147)
Forfeited	(42)	6.87
Outstanding on January 31, 2023	266	$8.55	$2,286
Granted	92	10.26
Issued / vested	(84)
Forfeited	(52)	9.59
Outstanding on January 31, 2024	222	$9.33	$2,078

The fair value of vested restricted stock was $1.1 million and $1.2 million in the year ended January 31, 2024 and 2023 respectively. Additionally, there was $1.0 million and $1.1 million of unrecognized compensation cost related to unvested restricted stock granted under the plans as of  January 31, 2024 and 2023, respectively. These costs are expected to be recognized over the weighted-average period of 1.8 years and 2.0 years, respectively. Further, the Company had approximately 0.2 million of non-vested restricted stock granted under the plan as of  January 31, 2024. The remaining amount of non-vested restricted stock is expected to vest over the weighted-average period of 1.8 years.

Note 10 - Interest expense

	2023	2022
Interest expense	2,429	2,243
Interest income	163	124
Interest expense	2,266	2,119

Note 11 - Treasury stock

The repurchase program approved on October 4, 2021, authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022, the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the 12 months ended January 31, 2024, the Company used the remaining $1.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2022 and 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	98	$8.81	98	$1,008
July 1, 2022 - July 31, 2022	5	8.85	5	964
December 1, 2022 - December 31, 2022	3	8.61	3	939
July 1, 2023 - July 31, 2023	37	8.51	37	628
August 1, 2023 - August 31, 2023	62	8.67	62	92
September 1, 2023 - September 30, 2023	10	8.95	10	-
Total	215		215

Note 12 - Joint venture and non-controlling interest

On June 1, 2023, the Company closed on its formation of the joint venture ("The JV Agreement" or "JV") with Gulf Insulation Group ("GIG") a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% financial controlling interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry and is a closed joint stock Company established under laws of the Kingdom of Saudi Arabia. The Company’s capital is comprised of ordinary shares with 60% owned by the Company and remaining 40% owned by GIG. The Company expects this collaborative business arrangement to result in expanding its market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services. The other party to this business arrangement acquired a 40% non-controlling interest in the JV by contributing assets (i.e. acquired by the Company) of approximately $6.8 million in fair value, mainly consisting of an idle building and equipment. The fair value of the net assets contributed was determined through the use of a third-party appraiser using the indirect cost method.

Pursuant to the applicable guidance in ASC 805, Business Combinations and Noncontrolling Interests, the Company determined that the transaction did not meet the necessary conditions to be considered a business as the set of assets acquired did not contain an organized workforce and therefore was recorded as an asset acquisition. The assets transferred by the Company to JV were recorded at historical cost, and no gain was recognized as a result of this exchange since the Company has a controlling interest in the JV. The Company’s measurement of the acquired assets is comprised of the fair value of the contributed net assets given up by the Company and the fair value of the non-controlling interest excluding the contributed assets. The non-controlling interest attributable to the other party was recorded as of the investment date and was measured as part of the carrying amount of the ownership interest in the net assets given up by the Company plus the fair value of the non-controlling interest excluding the contributed assets. No gain or loss was recognized as a result of this exchange. In connection with the joint venture, the Company also assumed a promissory note issued as part of the formation of the JV in the principal amount of $2.8 million payable to GIG. The principal amount is presented within the Long-term debt, less current maturities caption in the Company's consolidated balance sheets. The Company also has a promissory note due from the JV that was issued as part of the formation of the JV in the amount of approximately $4.2 million and eliminates in consolidation.

The Company has a 60% controlling financial interest in the joint venture which is not considered a wholly owned subsidiary. Accordingly, there remains a minority portion of the equity interest that is owned by a third party, GIG. Pursuant to the applicable guidance contained in ASC 810, Consolidations, the balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. The carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $27.3 million and $19.8, respectively, as of  January 31, 2024.

The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to the non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to redeemable non-controlling interest as temporary equity within the consolidated balance sheets. This mezzanine presentation is the result of the non-controlling interest being subject to a put option that is not solely within the Company's control and in connection with the equity shares of the business arrangement that is redeemable any time after five years following the date of incorporation. The redemption amount per the JV agreement is at fair value of the non-controlling interest which is the fair value of ordinary shares of JV owned by GIG. Further, neither the call option or put option contained in the business arrangement met the definition of a derivative as a result of not containing a net settlement provision and the shares not being readily convertible to cash, thereby being considered embedded with respect to non-controlling interest and not a freestanding instrument.

As a result of the non-controlling interest being subject to redemption rights that are not entirely within the Company's control, it was concluded that the necessary conditions were met to be accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. Pursuant to this accounting standard, the Company determined that the only criteria for the security to become redeemable is the passage of time and, therefore, is considered probable of redemption. The Company made a policy election to measure changes in the non-controlling interest immediately as they occur and adjust the carrying amount of non-controlling interest equal to its redemption amount as the non-controlling interest has no stated fixed price or fixed date. As such, at each subsequent balance sheet date following the formation of this business arrangement, the Company must determine whether further adjustment is required to increase the carrying value of the redeemable non-controlling interest. If the Company determines that the fair value of the redeemable non-controlling interest exceeds its carrying value, an adjustment is made to reflect this change. However, if the value is determined to be less than its carrying value, such adjustment is limited to its original carrying value at the formation of the business arrangement. Additionally, adjustments made to reflect the change in the value of the redeemable non-controlling interest are offset against permanent equity within the Company's consolidated balance sheets.

Net income attributable to GIG was $2.7 million and $0.0 million for the twelve months ended  January 31, 2024 and 2023, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The Company is the ultimate parent of the JV through its 60% financial control and as part of the JV agreement has majority control of the operational activities of the JV and no joint control exists. The JV agreement has no veto or kickout rights and board voting is proportional to the ownership interest. Certain activities do include a two-third majority affirmative vote of shareholders of the JV and include acquiring another company, establishing new subsidiaries, entering another partnership or joint venture, any merger or material change to the business of the JV. These are considered protective rights. The 60% equity ownership of the JV by the Company allows it to receive its proportionate share of losses and residual returns.

The non-controlling interest is measured at fair value was $6.3 million and $0.0 million recorded within temporary equity at  January 31, 2024 and 2023, respectively. The change in non-controlling interest consists of an initial measurement of the JV of approximately $1.0 million, $2.7 million in current year net income attributable to non-controlling interest, and approximately $2.5 million as an adjustment in the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the year ended  January 31, 2024 and 2023, respectively.

Note 13 - Subsequent events

On February 1, 2024, the Company entered into a settlement agreement ("Settlement Agreement") due to a legal proceeding that arose in 2018 regarding a series of projects executed during years ended 2015-2016 for an existing customer. Pursuant to this Settlement Agreement, the Company will pay the counter party approximately $0.8 million to resolve the matter, subject to certain terms and conditions therein, including a limitation on future claims that pertain to the projects contained in this legal proceeding. In connection with this Settlement Agreement, the Company recognized an expense of approximately $0.8 million which is presented as a component of other expense in the Company's consolidated statement of operations for the year ended  January 31, 2024. Additionally, this amount is presented as a component of other accrued liabilities within the Company's consolidated balance sheets as of  January 31, 2024.

The Company has evaluated subsequent events through  April 26, 2024, the date the financial statements were issued. Apart from what is described above, there were no other identified material subsequent events that occurred during this time that required to be recognized and/or disclosed in the Company's consolidated financial statements.

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  January 31, 2024 and 2023

	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2)	Balance at end of period
Year Ended January 31, 2024
Valuation allowance for deferred tax assets	$15,993	$(208)	$-	$(10,096)	$5,689
Allowance for possible losses in collection of trade receivables	612	123	(36)	-	699

Year Ended January 31, 2023
Valuation allowance for deferred tax assets	$16,905	$(585)	$-	$(327)	$15,993
Allowance for possible losses in collection of trade receivables	486	140	(14)	-	612

(1) The release of valuation allowances related to deferred tax assets.

(2) Uncollectible accounts written off.

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

Exhibit No.	Description and Location
3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Fifth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10.1	Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *
10.2	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10.3	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10.4	Second Amendment and Waiver to Revolving Credit and Security Agreement, dated September 17, 2021, by and among the Company, PNC Bank, National Association, and other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2021]
10.5
Executive Employment Agreement, dated October 2, 2023, by and between the Company and Matthew E. Lewicki [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2023]*

10.6	Perma-Pipe International Holdings, Inc. 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 16, 2021]*
10.7	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.8	Form of Restricted Stock and Performance Award Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
10.9	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
10.10	Form of Employee Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc.
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24	Power of Attorney executed by directors and officers of the Company
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

97	Recoupment of Incentive Compensation Following a Restatement
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Management contracts and compensatory plans or agreements

Item 16. FORM 10-K SUMMARY - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date: April 26, 2024	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer)

	MATTHEW E. LEWICKI*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2024

	CYNTHIA BOITER*	Director

	DAVID B. BROWN*	Director

	ROBERT MCNALLY*	Director

	JEROME T. WALKER*	Director and Chairman of the Board of Directors

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield