Form 10-K/A
period 2024-01-31
Perma-Pipe International Holdings, Inc.
filed 2024-05-30
CIK 914122

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

DOCUMENTS INCORPORATE BY REFERENCE
None

EXPLANATORY NOTE

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", or the "Registrant") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") with respect to the Company's Annual Report on Form 10-K (the "Original Form 10-K") for the fiscal year ended January 31, 2024, which was filed with the Securities and Exchange Commission (the "SEC") on April 26, 2024, to include the filing requirements in Part III pursuant to the rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection with the instructions to Form 10-K. These disclosure requirements were previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K, which permits the omitted information to be incorporated by reference to the Company's definitive proxy statement, so long as such statement is filed no later than 120 days after the Company's fiscal year-end.

"The Company is currently reviewing responses to a request for proposal ("RFP"), due to the Company's decision to issue an RFP during its current fiscal year annual auditor selection process." The RFP process is ongoing and at this time, the Company is not in a position to file the definitive proxy statement for the Company's 2024 annual meeting of stockholders within the 120 day period following the Company's fiscal year-end.

In accordance with Rule 12b-15 under the Exchange act, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect the inclusion of currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.03 and 31.04. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4 and 5 of the certifications have been omitted. Additionally, we are not including the certificates under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

There were no subsequent events that required disclosure as part of this amendment that occurred after April 26, 2024, the date of the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2024

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table sets forth information regarding the Company's executive officers and directors as of May 30, 2024:

	Offices and Positions	First Became a Director
Name	held with the Company; Age	of the Company
Cynthia A. Boiter	Director; Age 50	2019
David B. Brown	Director; Age 61	2015
David J. Mansfield	Director, President and Chief Executive Officer; Age 64	2017
Robert J. McNally	Director; Age 53	2022
Jerome T. Walker	Director; Age 60	2014
Matthew E. Lewicki	Vice President and Chief Financial Officer; Age 41

The executive officers' and directors' biographical sketches, including their business experience during the past five years, directorships of other public corporations and, with respect to our directors, their qualifications to serve on our Board are set forth below.

Cynthia A. Boiter has been a director of the Company since 2019. Mrs. Boiter is currently Executive Vice President & President of Milliken & Company’s Chemical Division. Milliken is a leading, privately held, technology-based company with businesses in the performance material, floor covering, chemical and healthcare markets. Mrs. Boiter joined Milliken in 2012 as the Director of Marketing, Strategy and Business Development for the Chemicals Division. She became the division’s CFO in 2013 where she played an integral role in its rapid growth. In 2019, she was promoted to the position of Chief Strategy Officer at Milliken, where she led the company’s 2025 strategic planning initiatives and oversaw two significant acquisitions. In March 2021, she was promoted and appointed to her current role. Prior to joining Milliken, Mrs. Boiter held various finance and business leadership positions at Eaton Corporation and MeadWestvaco. She has a B.S. in Accounting from Indiana University and a Master of Business Administration from Emory University. Mrs. Boiter has experience in strategy and planning, mergers and acquisitions and CFO level experience in international companies, all of which qualifies her as one of our directors. She is a board member of the American Red Cross of the Upstate, is a member of the board of directors of the American Chemistry Council and is on the executive committee of the Society of Chemical Industry.

David B. Brown, NACD.DC has been a director of the Company since 2015. Since July 2020, he has been the Chief Financial Officer for Authentix, Inc., a global authority in authentication solutions owned by Blue Water Energy Private Equity that provides advanced authentication solutions for governments, central banks, and commercial companies, ensuring local economies grow, banknote security remains intact and commercial products have robust market opportunities. He was the Chief Financial Officer for Trillium Flow Technologies, a global manufacturing company owned by First Reserve Private Equity that serves customers in the power, oil and gas, general industry and water and wastewater sectors with highly engineered valves, pumps, and actuators from March 2019 to June 2020. Mr. Brown received his Bachelor of Business Administration degree in Accounting from the University of Texas at Austin and is a Certified Public Accountant in the State of Texas. Mr. Brown spent the first 10 years of his career with PricewaterhouseCoopers serving clients primarily in the energy industry while stationed in its Dallas, London, Houston, and Moscow offices. He is an active member of the Institute for Ethical Corporate Governance, Financial Executives International and National Association of Corporate Directors (“NACD”). He is also a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Brown has been an NACD Board Leadership Fellow since 2015 and completed the NACD Cybersecurity Continuous Learning Cohort curriculum and earned the NACD Directorship Certification in 2022. Mr. Brown brings to our Board extensive business transformation experience, accounting experience, expertise in the energy industry, a breadth of global business knowledge and best practices gained working with both public and private equity owned global businesses, all of which qualifies him as one of our directors.

David J. Mansfield has been the Company’s President and Chief Executive Officer since November 2016 and a director of the Company since January 30, 2017. From 2015 to 2016, Mr. Mansfield served as CFO of Compressor Engineering Corp. & CECO Pipeline Services Co., which provide products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc. a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. In this position, he was a member of the executive team with overall responsibility for directing the financial, accounting, and administrative affairs of the company, including IT, HR, insurance, internal control, management and financial reporting, treasury, tax compliance, investment evaluation, strategic planning, budgeting, and forecasting. He also had overall responsibility for commercial, marketing and business development activities. As Acting CEO, he established corporate strategies and directed the activities of the company toward the successful technical development and commercialization of its products and services and for the development of a sustainable and profitable business. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in roles including Vice President Controller and Commercial General Manager, Europe, Africa & Former Soviet Union. He played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million. He is a Fellow member of the Association of Chartered Certified Accountants. Mr. Mansfield brings to the Board extensive general management, business development and merger and acquisition experience in businesses like the Company’s and, in addition to being our CEO, qualifies him as one of our directors.

Robert J. McNally joined the Company’s Board as an independent director in February 2022. He is the Chief Growth Officer and EVP of Eco Material Technologies. He also serves as a director of Summit Midstream Partners, LP, where he sits on the Audit Committee. He previously served on the Oasis Petroleum, Inc. board, where he sat on the Audit & Reserves Committee and the Compensation Committee. From 2018 through 2019, Mr. McNally served as President and Chief Executive Officer of EQT Corporation, an NYSE-listed independent natural gas producer with operations in Pennsylvania, West Virginia, and Ohio. Prior to that role, from 2016 to 2018, Mr. McNally served as Senior Vice President and Chief Financial Officer of EQT Corporation. From 2010 until 2016, Mr. McNally served as Executive Vice President and Chief Financial Officer of Precision Drilling Corporation, a TSE and NYSE-listed drilling contractor with operations primarily in the United States, Canada, and the Middle East. From 2009 to 2010, and in 2007, Mr. McNally was an Investment Principal for Kenda Capital LLC. In 2008, Mr. McNally served as the Chief Executive Officer of Dalbo Holdings, Inc. In 2006, Mr. McNally served as Executive Vice President of Operations and Finance for Warrior Energy Services Corp. From 2000 to 2005, Mr. McNally worked in corporate finance with Simmons & Company International. Mr. McNally began his career as an engineer with Schlumberger Limited and served in various capacities of increasing responsibility during his tenure from 1994 until 2000. In addition to his experience as an executive, Mr. McNally has had experience in the boardroom, where he has served, at various times, on the boards of Warrior Energy Services, Dalbo Holdings, EQT Midstream Partners, EQT GP Holdings, Rice Midstream Partners and EQT Corporation. Mr. McNally holds a B.S. in Mechanical Engineering from the University of Illinois, a B.A. in Mathematics from Knox College, and an M.B.A. from Tulane University Freeman School of Business. Mr. McNally brings to the Board extensive knowledge of the oil and gas industry, as well as significant corporate governance expertise, which qualifies him as one of our directors.

Jerome T. Walker has been a director of the Company since 2014. He is CEO of Caribbean Distributed Energy, LLC (“CDE”), a company he co-founded in early 2017. CDE is a global provider of modular, packaged, and clean energy solutions. In 2023, Mr. Walker was appointed as director on the board of Fox Innovation & Technologies, a private equity backed company which provides technologically differentiated value-add aftermarket services to mission critical specialized rotating equipment. Previously, he had been Executive Vice President and Corporate Officer at Dresser-Rand Group Inc., a global supplier of custom-engineered rotating equipment solutions for long-life, critical applications in the oil, gas, chemical, petrochemical, process, power, military, and other industries worldwide as well as a senior executive at Honeywell International. Mr. Walker received a Master of Business Administration degree from Northwestern University Kellogg Graduate School of Management and a Bachelor of Science degree in chemical engineering from the University of Notre Dame. Mr. Walker’s experience in the energy industry, large industrial operations, and international business development, particularly Brazil, China, India, and the Middle East, brings additional insight to our Board on strategy, resource, and process deployment for accelerating profitable growth, and qualifies him as one of our directors.

Matthew E. Lewicki was appointed Vice President and Chief Financial Officer in October 2023, and previously served as Chief Accounting Officer from May 2023 to October 2023. From 2019 to 2023, Mr. Lewicki served as Corporate Controller of HMT Holdings Corp, Inc., a global oil and gas infrastructure services company with various products and services, including manufacturing of above-ground storage tanks, seals, and floating roofs, oilfield services consisting of repair and maintenance and installation, and inspection services which includes nondestructive examination testing. In this position, he was a member of the executive leadership team with the responsibility of directing the activities of accounting, financial planning and analysis, treasury management, tax compliance, and IT. From 2013 to 2019, Mr. Lewicki served as Senior Manager of Financial Planning and Reporting for Quanta Services, Inc., an NYSE-listed Fortune 300 electric, oil and gas, and telecommunication infrastructure services company. In this role, he was responsible for overseeing financial reporting and SEC compliance, and financial planning and analysis which was comprised of strategic planning, budgeting, forecasting, mergers and acquisitions, and investment strategy. Mr. Lewicki is a Certified Public Accountant in the State of Texas. He is also a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Director Selection and Board Refreshment

Our Board and Nominating and Corporate Governance Committee ensure that our directors have the balance of skills, background and values to effectively represent the long-term interest of our stockholders. Our Board annually reviews and updates a matrix of the cumulative qualifications, skills and experience that we believe are necessary to effectively steward the Company and identifies any gaps to be filled to improve the Board’s performance. When we identify potential new director candidates, we review extensive background information, evaluate their references, consider their prior board experience and conduct in-person interviews. Considering and valuing diversity is consistent with the goal of creating a Board that best serves the needs of the Company and the interests of its stockholders.

We also have new perspectives and ideas as essential for a high performing Board. The average tenure on our Board of directors is approximately 6.6 years. Since 2014, we have had a 100% refreshment of independent directors on our Board. In addition, the Committee routinely reviews the Board’s committee assignments with a goal of rotating membership on committees every three to five years. The committee assignments were last rotated in 2022, including the election of a new Chairman of the Board and new chairs of each of the committees of the Board.

Each board member is required to devote sufficient time to our affairs and be free of any conflict of interest that would violate any applicable law or regulation or interfere with the proper performance of his or her responsibilities in order to effectively represent the best long-term interests of all of our stockholders. In addition, we require substantial and significant related experience that would be necessary to perform his or her duties as a director. The Nominating and Corporate Governance Committee does not alter the manner in which it evaluates candidates, including the foregoing criteria, based on whether or not the candidate was recommended by a stockholder.

The Board believes that each of the director nominees are highly qualified and bring a collective balance of relevant knowledge and skills to the boardroom and an effective mix of diversity and leadership and professional experiences.  The Board of Directors Skills Matrix table set forth below illustrates the experience, skills and qualifications the Board has identified as important for the Company and highlights each director nominee’s skills, knowledge and experience that uniquely qualify such director to serve on the Board. The lack of a mark does not mean the director nominee does not possess that qualification or skill. All of our director nominees also satisfy the criteria set forth in our corporate governance principles and possess characteristics that we believe are essential for the proper and effective functioning of the Board. The biographies set forth above for each director describe in more detail the relevant experience, qualifications, attributes and skills of each director.

Board of Directors Skills Matrix

	C. Boiter	D. Brown	D. Mansfield	R. McNally	J. Walker	Board Skills Collective Assessment
Energy Industry		✔	✔	✔	✔	✔
Senior Executive Experience	✔	✔	✔	✔	✔	✔
Operations	✔	✔	✔	✔	✔	✔
Strategy & Planning	✔	✔	✔	✔	✔	✔
Corporate Governance		✔		✔	✔	✔
International Experience	✔	✔	✔	✔	✔	✔
Mergers and Acquisitions	✔	✔	✔	✔	✔	✔
Capital Market Experience	✔	✔	✔	✔	✔	✔
Accounting and Finance	✔	✔	✔	✔	✔	✔
Legal & Regulatory	✔	✔	✔	✔	✔	✔
IT Management	✔	✔	✔	✔		✔
IR/PR			✔	✔	✔	✔
Cybersecurity		✔	✔	✔		✔
HR, Talent Acquisition & Development	✔	✔	✔	✔	✔	✔
Risk Assessment & Management	✔	✔	✔	✔	✔	✔
Environmental, Social, & Governance	✔	✔	✔		✔	✔

The Board believes that all director nominees exhibit:

✔ High Integrity	✔ Commitment to the Long-Term Interests of our Stockholders
✔ Leadership Experience	✔ Strong Business Judgement
✔ Commitment to Ethics	✔ Commitment to Safety and Diversity in the Workplace
✔ Proven Record of Success	✔ Diversity of Thought

Director Independence

Our Board currently consists of five directors, four of whom are “independent directors” within the meaning of the NASDAQ rules. David J. Mansfield is our President and Chief Executive Officer and, thus, does not meet the definition of “independent” under the NASDAQ rules.

The Board's Role in the Oversight of Compensation Risk

To help mitigate compensation risk, we have adopted and observe the following oversight policies

Insider Trading Policy

Named Executive Officers, or NEOs, and directors are prohibited from hedging or pledging any Common Stock they hold or from engaging in short sales of our Common Stock. They are also prohibited from purchasing the Company’s securities on margin. Further, all NEOs and directors are required to required to provide advance notice for any proposed transactions in the Company’s securities from the Company’s Chief Executive Officer or Chief Financial Officer.

Clawback Policy

The Board has adopted a policy which provides for the recoupment of certain executive compensation in the event either (1) the Company is required to prepare an accounting restatement of its financial statements due to a material non-compliance with any financial reporting requirement under the U.S. securities laws or (2) an executive violates the Company’s code of conduct, or breaches a fiduciary duty, or is grossly negligent, or engages in illegal or improper conduct causing financial or reputational harm to the Company. The Board will determine, in its sole discretion, the method for recouping incentive compensation under this policy which may include, without limitation: (a) requiring reimbursement of cash incentive compensation previously paid; (b) seeking recovery of any gain realized on the vesting, exercise, settlement, sale, transfer, or other disposition of any equity-based awards; (c) offsetting the recouped amount from any compensation otherwise owed by the Company to the executive; (d) cancelling outstanding vested or unvested equity or cash awards; and/or (e) taking any other remedial and recovery action permitted by law, as determined by the Board.

Other Risk Mitigators

Incentive compensation is paid only after our financial results are complete and audited and the Compensation Committee has verified the performance results and associated incentive awards.

Committees of the Board

Audit Committee

The Audit Committee consists of Cynthia A. Boiter (Chairwoman), David B. Brown, Robert J. McNally and Jerome T. Walker (ex-officio). The Board has determined that all members of the Audit Committee are “independent” as that term is defined in the SEC rules and the NASDAQ rules. The Board has also determined that three of the members of the Audit Committee, Mrs. Boiter, Mr. Brown and Mr. McNally, qualify as “audit committee financial experts” as defined under SEC regulations.

The principal duties of the Audit Committee include:

•	Selecting the Company’s independent registered public accounting firm;
•	Evaluating the independent registered public accounting firm’s independence;
•
Monitoring the scope, approach and results of the annual audits and quarterly reviews of the Company’s financial statements and discussing the results of those audits and reviews with management and the independent registered public accounting firm;

•	Overseeing the effectiveness of the Company’s internal audit function and overall risk management processes; and
•	Discussing with management and the independent registered public accounting firm the nature and effectiveness of the Company’s internal control systems.

The Board last updated its Audit Committee Charter in October 2021, which is available at www.permapipe.com under: Investors Governance Documents.

Compensation Committee

The Compensation Committee consists of David B. Brown (Chairman), Cynthia A. Boiter, Robert J. McNally and Jerome T. Walker (ex-officio). The Board has determined that all members of the Compensation Committee are “independent” as that term is defined under the SEC rules and NASDAQ rules, including those specifically applicable to compensation committee members.

The Compensation Committee generally undertakes the following activities:

•	Maintains awareness of industry compensation trends and benchmarks and assist the Board in overseeing the Company’s compensation policies, including equity plans and benefits strategies;
•	Determines the appropriate compensation for the President/CEO, and recommends adjustments for approval by the Board;
•	Consults with the CEO on compensation of the Company’s other executive officers;
•	Reviews the Company’s list of high-potential employees and business critical positions, along with retention and succession plans;
•	Reviews independent and non-employee director compensation and recommends adjustments for approval by the Board;
•	Oversees all of the Company’s executive compensation and its equity-based compensation plans;
•	Advises the Board on omnibus plan stock availability, future requirements and enhancements or changes to plan language;
•
Oversees and approves an annual report of the Compensation Committee for inclusion in the Company’s annual proxy statement (or Annual Report on Form 10-K) in accordance with applicable SEC rules and guidelines, if required;

•	Reviews and approves the Executive Compensation Discussion and Analysis included in the Proxy Statement (or Annual Report on Form 10-K); and
•	Performs any other activities consistent with its charter, the Company’s bylaws, applicable law and as the Board deems necessary or appropriate.

In making decisions concerning executive compensation, the Compensation Committee typically considers, but is not required to accept, the recommendations of the CEO, except that the CEO does not make any recommendations with respect to his own compensation.

The Compensation Committee has delegated to the Company’s Vice President of Human Resources the authority to control, operate, manage and administer all executive compensation, equity-based compensation plans and benefit plans, with the exception of the following: grant waivers of plan terms, conditions, restrictions or limitations; accelerate vesting or exercise of an award; establish new kinds of awards; establish or modify performance goals, or certify the attainment of performance goals.

The Board updated its Compensation Committee Charter in December 2023, which is available at www.permapipe.com under: Investors - Governance Documents.

Board and Company Leadership

The Board retains discretion to structure leadership of the Board and Company in the manner that best serves the Company’s and its stockholders’ interests at a given time, and accordingly, has no fixed policy with respect to combining or separating the offices of Chairman and CEO. The Board has determined that, if the Chairman is not an independent director, a lead independent director should be selected by the independent directors and should serve as the chair of the Nominating and Corporate Governance Committee. Jerome T. Walker has served as independent Chairman of the Board since June 2022. As a result, the Company does not have a lead independent director at this time. The Board believes that its current leadership structure is effective and appropriate; allows for a separation of oversight between management and the Board; provides an experienced Chairman with whom the CEO can discuss issues facing the Company; and empowers a significant voice to non-management directors.

Board's Oversight of Enterprise Risk

The Board oversees major enterprise risks facing the Company and reviews management’s proposals for mitigation of such risks. It reviews and discusses significant financial and nonfinancial risks and steps management has taken to monitor, control and report such exposures. In performing its oversight responsibilities, the Board periodically discusses with management the Company’s policies with respect to enterprise risk assessment and risk management, including risks inherent in proposals for which Board approval is sought. The Audit Committee and Compensation Committee report to the Board regularly on matters relating to specific areas of risk each committee oversees. Throughout the year, the Board and its relevant committees dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail.

Board and Stockholder Meeting Attendance

The Company expects Board members to attend meetings of the Board, Board committees on which they are a member, and the annual meeting of the Company’s stockholders. During 2023, all of the Company's current directors met the attendance requirements of the Board and all Board committees on which such director served. All directors attended the Company’s 2023 annual meeting.

Code of Conduct

The Company has adopted a Code of Conduct, which is applicable to all employees of the Company and to the Company’s Board. The Company is committed to conducting business in accordance with our core values and the law and with the highest standards of ethical business conduct. All employees and directors acknowledge and certify annually their understanding and application of, and compliance with, our Code of Conduct. The Company updated the Code of Conduct in January 2024, which is publicly available on the Company’s website at www.permapipe.com under: Investors - Corporate Governance.

Stockholder Communication with our Board of Directors

Stockholders may communicate with the Board by submitting communications in writing, addressed to the Board as a whole or one or more specific directors, in care of the Corporate Secretary of the Company, to: Corporate Secretary, Perma-Pipe International Holdings, Inc., 24900 Pitkin Road, Suite 309, Spring, Texas 77386. The Corporate Secretary will submit all appropriate matters to the Board or specific directors, as applicable. Stockholders also will have the opportunity to ask appropriate questions of Board members at the Company's annual meeting of stockholders.

The Audit Committee has established procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters. Stockholders who wish to submit a complaint under these procedures should submit the complaint in writing to: Chief Compliance Officer, Perma-Pipe International Holdings, Inc., 24900 Pitkin Road, Suite 309, Spring, Texas 77386.

Item 11.	EXECUTIVE COMPENSATION

Director Compensation

We believe our current director compensation is competitive as confirmed by the recent WTW benchmark, as such there are no proposed changes to director compensation for 2024. Director compensation remains as described in the table below.

Independent non-employee directors received an annual grant of Common Stock in the dollar amount noted below. Shares of restricted stock granted are calculated by dividing the dollar value of the grant by the fair market value of the Common Stock on the date of grant. Grants of restricted stock vest over a one-year period. Stock grants are issued annually. Directors may elect to adopt a Rule 10b5-1 Stock Trading Plan under the Exchange Act that will, subsequent to the vesting of the stock, automatically sell a sufficient number of shares of the vested stock at the then-current market price which is normally used to cover their anticipated tax obligations associated with the vesting.

The following table sets forth our 2024 non-employee director compensation

Annual cash retainers
Non-Employee Director	$45,000
Independent Chairman of the Board	40,000
Chairman of Audit Committee	10,000
Members of the Audit Committee	7,500
Chairman of the Compensation Committee	7,500
Members of the Compensation Committee	6,000
Chairman of the Nominating and Corporate Governance Committee	5,000
Members of the Nominating and Corporate Governance Committee	5,000

Annual equity grant
Non-Employee Director	$75,000
Independent Chairman of the Board	85,000

The Board and committee retainers are intended to competitively compensate the directors for their time engaged in activities on behalf of the Company.  As such, no additional compensation is provided for meetings, travel, projects or other assignments. In certain, rare circumstances, the Chairman of the Board may determine that compensation beyond the standard retainers is warranted. However, no such additional compensation was approved or paid during 2023.

The following table shows the total compensation earned by non-employee directors for the fiscal year ended January 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Cynthia A. Boiter	73,500	75,000	148,500
David B. Brown	71,000	75,000	146,000
Robert J. McNally	68,500	75,000	143,500
Jerome T. Walker	85,000	85,000	170,000

(1) Stock awards in 2023 were issuable to each non-employee director as shares of Common Stock. Based on the trailing 30 day average closing sale price of $9.70 on the grant date of June 22, 2023, each restricted stock award was 8,293 shares to the Chairman of the Board and 7,317 shares to each other non employee director. The amounts reported in the Stock Awards column represent the grant date fair value based on the trailing 30 day average closing sale price of our Common Stock on June 22, 2023.

The following table summarizes the aggregate amount of restricted stock held by our non-employee directors, restricted shares granted, shares purchased and shares deferred as of  January 31, 2024:

Name	Number of Vested Shares	Number of Restricted Shares Granted (1)	Number of Shares Purchased (2)	Number of Deferred Shares (3)	Total Shares
Cynthia A. Boiter	17,357	7,317	-	5,501	30,175
David B. Brown	17,357	7,317	-	27,504	52,178
Robert J. McNally	6,842	7,317	6,000	-	20,159
Jerome T. Walker	21,174	8,293	2,700	29,921	62,088

(1) Restricted stock vests one year from grant date.
(2) The above table includes share purchases that occurred at certain intervals during the year ended January 31, 2024. For further information, refer to Form 4's filed with the SEC on September 22, 2024, September 28, 2024, and October 10, 2024, respectively.
(3) Deferred Common Stock awards are issued as fully vested Common Stock upon departure from our Board

Purpose of Executive Compensation Program

The Company’s long-term success depends on our ability to attract, motivate, focus and retain highly talented individuals who are committed to the Company’s vision, values and strategy. To that end, our executive compensation program is designed to link our executives’ pay to their individual performance, to our annual and long-term performance, and to successful execution of our business strategies. We also use our executive compensation program to encourage high-performing executives to remain with us over the course of their careers.

We believe the compensation packages for our NEOs are market competitive and reflect their extensive management experience, continued high performance, and exceptional service. We also believe our compensation strategies have been effective in attracting executive talent and promoting performance and retention.

Executive Compensation

The following table shows the total compensation earned by our NEOs for 2023 and 2022 for services rendered in all capacities to the Company:

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Non-equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
David J. Mansfield	2023	$467,862	$350,981	$639,492	$13,228	$1,471,563
President and Chief Executive Officer	2022	450,000	337,447	777,148	12,031	1,576,626
Matthew E. Lewicki	2023	190,520	42,005	91,033	3,236	326,794
Vice President and Chief Financial Officer	2022	-	-	-	-	-
Saleh Sagr	2023	265,663	59,204	210,228	72,000	607,095
Senior Vice President - MENA	2022	253,000	78,835	157,186	-	489,021
D. Bryan Norwood	2023	276,686	65,928	165,552	12,584	520,750
Vice President and Chief Financial Officer	2022	281,725	63,382	211,515	8,372	564,994

(1)
Pursuant to their employment agreements, our NEOs’ base salaries are subject to annual reviews and adjustments, which may result in increases in their base salaries. The amounts herein represent the base salaries for the respective periods, after any such increases in base salaries. Mr. Lewicki's salary is only for nine months of the fiscal year since he began working with PPIH in May 2023. Mr. Norwood's salary is prorated as he was only with the Company eleven of the twelve months before retiring in December 2023.

(2)
Represents the grant date fair value of restricted stock awarded in the fiscal year as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For the assumptions used in the valuation of the awards, please see Note 9, “Stock-based compensation,” to the Company’s Financial Statements in its Annual Report on Form 10-K for the year ended January 31, 2024. The awards will vest 1/3 per year over a three-year vesting period. These amounts reflect the grant date fair value of the awards and do not correspond to the actual value that may be realized by the NEOs. See the Grants of Plan-Based Awards in 2022 table for additional information.

(3)
The amounts shown for 2023 consist of short-term incentive bonuses earned based upon performance in 2023 an paid in 2024, as well as the portion of the 2023 long-term cash performance award described below under "Executive Compensation Elements" based upon 2023 financial performance (subject to a minimum of 80% of target up to a maximum of 150% of target). The individual amounts earned with respect to the long-term cash performance awards were as follows: Mr. Mansfield, $267,900; Mr. Lewicki, $7,464; Mr. Sagr, $44,683; and Mr. Norwood, $47,877.
The amounts shown for 2022 consist of short-term incentive bonuses earned based upon performance in 2022 and paid in 2023, as well as the portion of the 2022 long-term cash performance award described below under “Executive Compensation Elements” based upon 2022 financial performance (subject to a minimum of 80% of target up to a maximum of 150% of target). The individual amounts earned with respect to the long-term cash performance awards were as follows: Mr. Mansfield, $228,000; and Mr. Norwood, $42,856.

(4)
The amounts presented above in All Other Compensation for 2023 include 401(k) contributions and the cost of executive wellness benefits for each NEO. In 2023, Mr. Mansfield received $11,598, Mr. Lewicki, $3,236, and Mr. Norwood, $10,954 from the Company in 401(k) contributions, including Mr. Sagr, received $71,000, in ex-patriate allowances. No other NEOs received any item of All Other Compensation with a value over $10,000 in 2023.

Grants of Plan-Based Awards in 2023

The following table contains information concerning the plan-based equity and non-equity awards that were granted to our NEOs in 2023. The amounts shown in the columns under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent potential future payments at the time of grant only. At the time of grant, whether these amounts (or any portion thereof) would ultimately be received by the NEOs was uncertain because the awards were contingent on the achievement of performance goals and the NEOs’ continued employment. The awards in the columns under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” were granted under our annual cash incentive program for 2023 or as the performance cash portion of our long-term incentive program, and payment is or was contingent on our achievement of a given level of corporate performance, as described below in the section titled “Executive Compensation Elements.”

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Award Pursuant To	Grant Date	Threshold	Target	Maximum	Restricted Stock Award in Shares (1)	Value of Awards on Grant Date (2)
David J. Mansfield	Long-term incentive plan	6/22/2023				34,242	$350,981
	Short-term incentive plan		$234,000 (3)	$468,000 (3)	$936,000 (3)
	Long-term incentive plan		280,800 (4)	351,000 (4)	526,500 (4)
Matthew E. Lewicki	Long-term incentive plan	6/22/2023				4,098	42,005
	Short-term incentive plan		61,875 (3)	123,750 (3)	550,000 (3)
	Long-term incentive plan		33,600 (4)	42,000 (4)	63,000 (4)
Saleh Sagr	Long-term incentive plan	6/22/2023				5,776	59,204
	Short-term incentive plan		59,774 (3)	119,548 (3)	239,096 (3)
	Long-term incentive plan		47,362 (4)	59,202 (4)	88,803 (4)
D. Bryan Norwood	Long-term incentive plan	6/22/2023				6,432	65,928
	Short-term incentive plan		65,924 (3)	131,847 (3)	585,988 (3)
	Long-term incentive plan		52,739 (4)	65,924 (4)	98,885 (4)

(1)	The restricted stock vests ratably over three years.
(2)
The amounts shown in the Value of Awards on Grant Date column represent the fair value of the awards on the date of grant, as computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures.

(3)
Amounts represent potential future payouts pursuant to annual bonus awards granted to our NEOs for 2023. The payouts actually earned for 2023 are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2023. Mr. Lewicki's incentive is prorated based on his nine months of service during fiscal year 2023. Mr. Norwood's salary is prorated as he was only with the Company eleven of the twelve months before retiring in December 2023.

(4)
Amounts represent potential future payouts pursuant to the long-term cash awards granted to our NEOs as the performance-based component of our LTIP in 2023.  The amount of the performance award earned may vary, subject to a minimum threshold, based on the Company’s performance against pre-determined return on equity targets over a three-year period. The amounts paid out following 2023 are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2023. Eighty percent (80%) of the target amount of the performance award is a minimum threshold amount that will be earned if the service requirements are satisfied. This minimum amount will be paid out in three equal installments over the three-year period. The amount earned under the performance award may increase, up to 150% of target, if the achieved return on equity exceeds the threshold.

Executive Compensation Elements

In addition to their base salary, each NEO can earn an annual cash bonus under the short-term incentive plan based on a percentage of their base salary and on the Company’s annual financial performance. Corporate performance targets (based on earnings before taxes (“EBT”) with certain adjustments for non-operating items (“Adjusted EBT”)) and personal goals, are assigned various weights under the Company’s short-term incentive plan annually. The 2023 short-term incentive bonus goals for the NEOs were based 100% on the Company’s achievement of its operating plan financial targets for 2023 as approved by the Compensation Committee and the Board. Achievement of the 100% level of each component results in full payment of the specified targeted bonus for each NEO described below under “Executive Employment Agreements.” The financial performance-based short-term awards for 2023 were based on achievement of an Adjusted EBT of 79.4% of the target.

Each NEO also receives an annual LTIP award. For 2023, this award was comprised of a restricted stock grant under the 2021 Plan and a multi-year performance-based financial incentive payable in cash that is linked to the Company’s multi-year return on equity targets. Restricted stock awards to NEOs under the LTIP carry a pro-rata three-year vesting term. In 2023, the performance-based portion of the long-term incentive award was based on achievement against three-year (2023-2025) corporate performance targets approved by the Board. The amount of the performance award earned may vary, subject to a minimum threshold, based on the Company’s performance against pre-determined return on equity targets over a three-year period. Eighty percent (80%) of the target amount of the performance award is a minimum threshold amount that will be earned if the service requirements are satisfied. This minimum amount will be paid out in three equal installments over the three-year period. The amount earned under the performance award may increase, up to 150% of target, if a return on equity above the target level is achieved.

Upon an NEO’s retirement (as defined in our long-term incentive plan award agreement) or death, the NEO (or the NEO’s estate) will continue to vest in any restricted stock and earn any performance award on the basis of the performance level indicated in the most recent forecast, if such restricted stock or performance award was granted more than 12 months before such retirement. Any restricted stock and performance award granted in the 12-month period ending on the NEO’s retirement or death will be prorated to reflect the partial year of service. Any restricted stock that vests and performance awards that are earned as a result of retirement will be subject to the NEO’s compliance with restrictive covenants. If the NEO becomes permanently disabled, they will be credited with one year of additional service in calculating the portion of restricted stock that is vested or the performance award that is earned.

All NEOs are eligible for employee benefits available to the Company’s other salaried employees in the U.S., including group medical insurance, dental insurance, group life insurance, Company-funded short-term disability benefits, group long-term disability insurance, a 401(k) retirement plan and equity awards under our equity incentive plan, the 2021 Plan.

We believe the ongoing health and wellness of our executives is critical for achieving our Company goals and creating stockholder value. As a result, the Board approved an Executive Wellness Program paid for by the Company which requires each senior executive to complete a comprehensive health and wellness assessment annually.

Role of Independent Compensation Consultant

In 2023, our Compensation Committee engaged Willis Towers Watson ("WTW") to compare the design and compensation levels of our current executive compensation program to a market benchmarking reference group of general industry companies which have revenue amounts similar to the Company. In engaging WTW, the Compensation Committee considered WTW’s independence from management, taking into account all material factors, including those specified in stock exchange listing requirements, and concluded that WTW’s work did not raise any conflicts of interests.

Change of Control - “Double Trigger”

Under our employment agreements with our NEOs, entitlement to severance following a change in control is “double trigger,” requiring both a change in control of the Company and a resignation for good reason, defined to include a material diminution of duties, responsibilities, reporting or authority, or an involuntary termination without cause.

Executive Employment Agreements

David J. Mansfield. Mr. Mansfield entered into an employment agreement and joined the Company on November 8, 2016 to serve as President and Chief Executive Officer. After annual reviews and adjustments by the Board as specified in his agreement, his current annual base salary is $467,862. His employment agreement automatically renews for successive one-year terms. He is eligible for incentive compensation determined in accordance with normal Company practices. Mr. Mansfield also receives an annual cash bonus opportunity, with a target incentive currently set at 100% of his base salary, and an annual long-term incentive award, with a target annual award of 150% of his base salary, vesting ratably over three years. The annual long-term incentive award is 50% performance-based and 50% time-based. Mr. Mansfield participates in all standard Company benefits and is also entitled to a severance payment of up to one year’s base salary and short-term incentive compensation and continuation of benefits if his employment is terminated by the Company without “cause” (generally defined as certain repeated failures to perform duties, certain acts of dishonesty, conviction of certain felonies, certain substance abuse, certain misconduct, breach of the duty of loyalty, certain disregard of Company policies and procedures, certain breaches of the employment agreement and insubordination or certain refusals to follow instructions) or by the executive for “good reason” (generally defined as certain material negative changes in the executive’s employment circumstances).

Matthew E. Lewicki. Mr. Lewicki joined the Company on May 2, 2023 as Chief Accounting Officer, and was subsequently appointed Vice President and Chief Financial Officer on October 2, 2023. On October 2, 2023, the Company and Mr. Lewicki entered into an employment agreement with the Company. After annual reviews and adjustments by the President and CEO and approved by the Board as specified in his agreement, his current annual base salary is $275,002. Mr. Lewicki is eligible for incentive compensation determined in accordance with normal Company practices. Mr. Lewicki’s incentive compensation includes an annual cash bonus opportunity, with a target incentive set at 45% of his base salary, and an annual long-term incentive award, with a target annual award of 45% of his base salary, vest ratably over three years. The annual long-term incentive award is 50% performance-based and 50% time-based. Mr. Lewicki participates in all standard Company benefits and is also entitled to a severance payment of up to one year’s base salary and short-term incentive compensation and continuation of benefits if his employment is terminated by the Company without cause or by the executive for good reason.

Saleh Sagr. Mr.Sagr joined the Company on June 10, 2021, and was appointed Senior Vice President - MENA. On June 10, 2021, the Company and Mr. Sagr  entered into an employment agreement with the Company. After annual reviews and adjustments by the President and CEO and approved by the Board as specified in his agreement, his current annual base salary is $265,663. Mr. Sagr is eligible for incentive compensation determined in accordance with normal Company practices. In addition to Mr. Sagr’s annual base salary, he also receives an annual cash bonus short-term opportunity, with a target incentive set at 45% of his base salary, and a long-term incentive award, with a target annual award of 45% of his base salary, vesting ratably over three years. The annual long-term incentive award is 45% performance-based and 45% time-based. Mr. Sagr participates in the MENA Region standard Company benefits as well as the allowances provided to him as an expatriate and is also entitled to a severance payment of up to one year’s base salary and short-term incentive compensation and continuation of benefits if his employment is terminated by the Company without cause or by the executive for good reason.

Bryan Norwood. Mr. Norwood joined the Company on October 1, 2018, and was appointed Vice President and Chief Financial Officer in November 2018. On October 1, 2018, the Company and Mr. Norwood entered into an employment agreement with the Company. After annual reviews and adjustments by the President and CEO and approved by the Board as specified in his agreement, his annual base salary was $292,994. Mr. Norwood retired from the Company on December 31, 2023, after giving the required notice.

The following table sets forth the outstanding equity awards held by our NEOs as of January 31, 2024:

Name	Equity incentive plan awards: Number of Shares of Stock That Have Not Vested	Vesting Date	Equity incentive plan awards: Market Value of Shares of Stock That Have Not Vested (1)
David J. Mansfield	15,672	6/14/2024	$125,846
	10,263	6/22/2024	82,412
	11,414	6/22/2024	91,654
	10,263	6/22/2025	82,412
	11,414	6/22/2025	91,654
	11,414	6/22/2026	91,654
Matthew E. Lewicki	1,366	6/22/2024	10,969
	1,366	6/22/2025	10,969
	1,366	6/22/2026	10,969
D. Bryan Norwood	2,948	6/14/2024	23,672
	1,928	6/22/2024	15,482
	1,134	6/22/2024	9,106
	1,928	6/22/2025	15,482
Saleh Sagr	250	6/11/2024	2,008
	1,731	6/22/2024	13,900
	500	6/22/2024	4,015
	1,925	6/22/2024	15,458
	1,925	6/22/2025	15,458
	1,731	6/22/2025	13,900
	500	6/22/2025	4,015
	500	6/22/2026	4,015
	1,926	6/22/2026	15,466

(1) The market value of the shares is based upon the closing price of the Company’s Common Stock of $8.03 on January 31, 2024.

The following table sets forth the number and value of NEO restricted stock awards that vested in 2023.

Name	Number of Shares Acquired on Vesting	Value Realized upon Vesting (1)
David J. Mansfield	43,808	$442,948
Matthew E. Lewicki	-	-
D. Bryan Norwood	8,236	83,277
Saleh Sagr	2,606	25,513

(1) The value of shares vested is based upon the closing price of the Company's Common Stock on the various dates throughout the year on which each tranche of shares vested.

401(k) Plan

The domestic employees of the Company, including our NEOs, are eligible to participate in the Company’s Employee Savings Plan (“401(k) Plan”), which is applicable to all employees except certain employees covered by collective bargaining agreement benefits. The 401(k) Plan allows employee pretax payroll contributions from 1% to 16% of total compensation. The Company matches 100% of the first 1% of the participant’s contributions, and another 50% of the next 5% of contributions, for a maximum total of 3.5% employer match.

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
(2) The 2017 Plan expired in June 2020. The 2021 Plan expired on May 26, 2024.

Stock Ownership - Principal Stockholders

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or as otherwise believed to be known by the Company, the following table sets forth the only persons known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; the name and address of such owner; the number of shares of Common Stock beneficially owned; the nature of such ownership; and the percent ownership of our outstanding shares of Common Stock which is based upon 8,016,781 shares outstanding as of April 26, 2024.

	Amount and
Name and Address of	Nature of		Percent of Outstanding
Beneficial Owner	Beneficial Ownership		Shares
Wedbush Securities Inc	476,357		5.9%
1000 Wilshire Blvd., Suite 900
Los Angeles, CA 90017

Dimensional Fund Advisors LP	444,985	(1)	5.6%
6300 Bee Cave Road, Building #1
Austin, TX 78746

(1) According to a Schedule 13G filed February 9, 2024, Dimensional Fund Advisors LP ("DFA"), in its capacity as investment adviser, may be deemed the beneficial owner of 444,985 shares of Common Stock as of December 29, 2023, which are owned by investment advisory client(s) consisting of investment companies and certain other commingled funds, group trusts and separate accounts. DFA stated that it has sole voting power over 442,381 shares and sole dispositive power over 444,985 shares. DFA disclaims beneficial ownership of such securities.

Security Ownership of PEO, NEOs, and Directors

The following table sets forth certain information concerning the beneficial ownership of our Common Stock of each director, each NEO, and all directors and executive officers as a group. The percent ownership calculated was based upon stock ownership and 8,016,781 shares outstanding as of April 26, 2024.

Name of Beneficial Owner	Number of Shares	Stock options	Deferred Shares	Total	Percent of Outstanding Stock
David J. Mansfield	260,071	-	-	260,071	3.2%
Matthew E. Lewicki	4,098	-	-	4,098	*
D. Bryan Norwood	28,825	-	-	28,825	*
Saleh Sagr	3,981	-	-	3,981	*
Robert J. McNally (1)	20,159	-	-	20,159	*
Jerome T. Walker (1)	32,167	-	29,921	62,088	0.8%
David B. Brown (1)	24,674	-	27,504	52,178	0.7%
Cynthia A. Boiter (1)	24,674	-	5,501	30,175	*
All directors and executive officers as a group (8 persons)	398,649	-	62,926	461,575	5.8%
* Less than 0.5%.

(1) From 2014 to 2019, the only stock awards granted to directors were deferred common stock awards that are fully vested but will not convert to common stock until the director’s departure from the Board. Refer to “Director Compensation”. In 2023, the directors were granted, and hold unvested restricted shares. As of January 31, 2024 , Mr. McNally, Mr. Walker, Mr. Brown and Mrs. Boiter held unrestricted shares of 7,317, 8,293, 7,317 and 7,317, respectively. These shares do not have voting rights.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There were no related party transactions in 2023.

Director Independence

Our Board currently consists of five directors, four of whom are "independent directors" within the meaning of the NASDAQ rules. David J. Mansfield is our Present and Chief Executive Officer and, thus, does not meet the definition of "independent" under the NASDAQ rules.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee appointed Grant Thornton LLP as the Company's independent registered public accounting firm for the fiscal year ended January 31, 2024. The Company’s stockholders ratified the engagement of Grant Thornton LLP at the 2023 annual meeting of stockholders on June 22, 2023.

The Sarbanes-Oxley Act of 2002 prohibits an independent public accountant from providing certain non-audit services for an audit client. The Company engages various other professional service providers for these non-audit services as required. Other professional advisory and consulting service providers are engaged where the required technical expertise is specialized and cannot be provided economically by employee staffing. Such services include internal audit and tax services.

The aggregate amounts included in the Company's financial statement for 2023 and 2022 for fees billed or to be billed by Grant Thornton LLP were as follows:

	2023	2022
Audit Fees	$971,943	$715,337
All Other Fees		26,250
Total	$971,943	$741,587

Audit fees include fees for all services performed to comply with generally accepted auditing standards in conjunction with the annual audit of the Company’s financial statements. In addition, these fees include fees for services in connection with statutory and regulatory filings, consents, reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q and review of filings with the SEC, such as the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

The Company did not incur any audit-related fees or tax fees from Grant Thornton LLP during 2023 or 2022.

The Audit Committee has adopted a policy for approving all permitted audit, audit-related, tax and non-audit services to be provided by Grant Thornton LLP in advance of the commencement of such services, except for those considered to be de minimis by law for non-audit services. Information regarding services performed by the independent registered public accounting firm under this de minimis exception is presented to the Audit Committee for information purposes at each of its meetings. There is no blanket pre-approval provision within this policy.

The Audit Committee, at each of its regularly scheduled meetings, and on an interim basis as required, reviews all engagements of Grant Thornton LLP for audit and all other services. Prior to the Audit Committee’s consideration for approval, management provides the Audit Committee with a description of the reason for, and nature of, the services to be provided along with an estimate of the time required and approximate cost. Following such review, each proposed service is approved, modified or denied, as appropriate. The Audit Committee maintains a record of all such approvals in its files for future reference. The Audit Committee approved all services provided by Grant Thornton LLP during the past two years prior to their undertaking.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits - See Exhibit Index

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

10.6	Perma-Pipe International Holdings, Inc. 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 16, 2021]*
10.7	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.8	Form of Restricted Stock and Performance Award Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
10.9	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
10.10	Form of Employee Restricted Stock Unit Agreement under the 2021 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed on April 19, 2022]*
14	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
21	Subsidiaries of Perma-Pipe International Holdings, Inc. (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)
23	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)
24	Power of Attorney executed by directors and officers of the Company (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)
31
Rule 13a - 14(a)/15d - 14(a) Certifications
(1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)
(2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)
(3) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
(4) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32
Section 1350 Certifications (1) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)

97	Recoupment of Incentive Compensation Following a Restatement (previously filed with the Registrant's Annual Report on Form 10-K filed with the SEC on April 26, 2024)
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*Management contracts and compensatory plans or agreements
** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date: May 30, 2024	/s/ David J. Mansfield
David J. Mansfield
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, President and Chief Executive Officer (Principal Executive Officer)

	MATTHEW E. LEWICKI*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2024

	CYNTHIA BOITER*	Director

	DAVID B. BROWN*	Director

	ROBERT MCNALLY*	Director

	JEROME T. WALKER*	Director and Chairman of the Board of Directors

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield