Form 10-Q
period 2024-04-30
Perma-Pipe International Holdings, Inc.
filed 2024-06-13
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

On June 13, 2024, there were 8,017,981 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2024

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2024	2023
Net sales	$34,321	$29,657
Cost of sales	23,804	22,883
Gross profit	10,517	6,774

Operating expenses
General and administrative expenses	6,148	5,460
Selling expenses	1,235	1,239
Total operating expenses	7,383	6,699

Income from operations	3,134	75

Interest expense	507	512
Other (expense) income	(67)	72
Income (loss) before income taxes	2,560	(365)

Income tax expense	770	758

Net income (loss)	1,790	(1,123)
Less: Net income attributable to non-controlling interest	347	-
Net income (loss) attributable to common stock	$1,443	$(1,123)

Weighted average common shares outstanding
Basic	7,906	8,004
Diluted	8,056	8,004

Earnings per share attributable to common stock
Basic	$0.18	$(0.14)
Diluted	$0.18	$(0.14)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

 (Unaudited)

	Three Months Ended April 30,
	2024	2023
Net income (loss)	$1,790	$(1,123)

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,415)	(437)
Comprehensive income (loss)	$375	$(1,560)
Less: Comprehensive income attributable to non-controlling interests	347	-
Total comprehensive income (loss) attributable to common stock	$28	$(1,560)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30, 2024	January 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,674	$5,845
Restricted cash	1,390	1,395
Trade accounts receivable, less allowance for credit losses of $644 at April 30, 2024 and $699 at January 31, 2024	44,276	46,646
Inventories	15,408	15,541
Prepaid expenses and other current assets	12,223	9,697
Unbilled accounts receivable	15,718	16,597
Costs and estimated earnings in excess of billings on uncompleted contracts	2,302	3,097
Total current assets	98,991	98,818
Long-term assets
Property, plant and equipment, net of accumulated depreciation	38,211	37,620
Operating lease right-of-use asset	6,165	6,467
Deferred tax assets	8,160	7,919
Goodwill	2,172	2,222
Other long-term assets	3,464	2,665
Total long-term assets	58,172	56,893
Total assets	$157,163	$155,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$24,672	$25,323
Accrued compensation and payroll taxes	1,752	1,214
Commissions and management incentives payable	4,967	4,523
Revolving line - North America	5,312	5,519
Current maturities of long-term debt	6,099	4,071
Customers' deposits	5,285	4,264
Operating lease liability short-term	845	914
Other accrued liabilities	7,628	9,039
Billings in excess of costs and estimated earnings on uncompleted contracts	891	495
Income taxes payable	1,959	2,380
Total current liabilities	59,410	57,742
Long-term liabilities
Long-term debt, less current maturities	4,069	4,229
Long-term finance obligation	8,982	9,035
Deferred compensation liabilities	1,031	1,212
Deferred tax liabilities	993	1,217
Operating lease liability long-term	6,032	6,270
Loan payable to GIG	2,753	2,753
Other long-term liabilities	1,313	1,275
Total long-term liabilities	25,173	25,991
Non-controlling interest	7,033	6,266
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,018 issued and outstanding at April 30, 2024 and 8,017 at January 31, 2024	80	80
Additional paid-in capital	59,870	60,063
Treasury stock, 112 shares at April 30, 2024 and January 31, 2024	(968)	(968)
Retained earnings	13,531	12,088
Accumulated other comprehensive loss	(6,966)	(5,551)
Total stockholders' equity	65,547	65,712
Total liabilities and stockholders' equity	$157,163	$155,711

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income	-	-	1,443	-	-	1,443
Stock-based compensation expense	-	228	-	-	-	228
Amount attributable to non-controlling interest	-	(421)	-	-	-	(421)
Foreign currency translation adjustment	-	-	-	-	(1,415)	(1,415)
Total stockholders' equity at April 30, 2024	$80	$59,870	$13,531	$(968)	$(6,966)	$65,547

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net loss	-	-	(1,123)	-	-	(1,123)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(437)	(437)
Total stockholders' equity at April 30, 2023	$80	$62,791	$494	$(26)	$(6,886)	$56,453

Shares	2024	2023
Balances at beginning of year	8,016,781	8,007,002
Treasury stock retired	-	-
Shares issued, net of shares used for tax withholding	1,200	66,726
Prior period adjustments	-	(56,947)
Balances at period end	8,017,981	8,016,781

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2024	2023
Operating activities
Net income (loss)	$1,790	$(1,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	829	915
Deferred tax (benefit) expense	(269)	77
Stock-based compensation expense	228	229
Provision on uncollectible accounts	(26)	26
Gain (loss) from disposal of fixed assets	14	(5)
Changes in operating assets and liabilities
Accounts receivable	1,854	1,862
Inventories	(359)	1,813
Costs and estimated earnings in excess of billings on uncompleted contracts	1,191	1,858
Accounts payable	(268)	(227)
Accrued compensation and payroll taxes	1,000	1,279
Customers' deposits	1,143	(371)
Income taxes payable	(694)	(318)
Prepaid expenses and other current assets	(2,552)	(570)
Unbilled accounts receivable	295	(359)
Other assets and liabilities	(2,826)	(1,275)
Net cash provided by operating activities	1,350	3,811
Investing activities
Capital expenditures	(2,012)	(3,227)
Proceeds from insurance recovery for property and equipment	-	5
Net cash used in investing activities	(2,012)	(3,222)
Financing activities
Proceeds from revolving credit lines	18,268	28,333
Payments of debt on revolving credit lines	(16,405)	(25,527)
Payments of principal on finance obligation	(42)	(27)
Payments of other debt	(58)	(61)
Increase (decrease) in drafts payable	794	(176)
Payments on finance lease obligations	(8)	(83)
Stock options exercised and taxes paid related to restricted shares vested	8	-
Net cash provided by financing activities	2,557	2,459
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(71)	(56)
Net increase in cash, cash equivalents and restricted cash	1,824	2,992
Cash, cash equivalents and restricted cash - beginning of period	7,240	6,793
Cash, cash equivalents and restricted cash - end of period	$9,064	$9,785
Supplemental cash flow information
Cash interest paid	$248	$521
Cash income taxes paid	1,575	939

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

(In thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to present fairly the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2024 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2024 and 2023 are for the fiscal year ending January 31, 2025 and for the fiscal year ended  January 31, 2024, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2024 as filed with the SEC on April 26, 2024 for discussion of the Company's significant accounting policies.

Subsequent Events

The Company has evaluated subsequent events through June 13, 2024, the date the financial statements were issued. Any material subsequent events that occurred during this time have been properly recognized and/or disclosed in these consolidated financial statements.

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

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $40.1 million as of April 30, 2024, with a remaining balance due in the amount of $1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $1.0 million is classified in other long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the three months ended April 30, 2024, and at various times throughout 2023, the Company received partial payments to settle $0.3 million and $0.6 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  April 30, 2024. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended April 30, 2024 and 2023, respectively, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of  April 30, 2024 and January 31, 2024, one customer accounted for 11% of the Company's accounts receivable, and one customer accounted for 12% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2024 are as follows:

	Three Months Ended April 30,
	2024		2023
	Sales	% of Total	Sales	% of Total
Products	$3,253	9%	$2,842	9%

Specialty Piping Systems and Coating
Revenue recognized under input method	10,140	30%	10,338	35%
Revenue recognized under output method	20,928	61%	16,477	56%
Total	$34,321	100%	$29,657	100%

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

Contract assets and liabilities

Contract assets represent revenue recognized in excess of amounts billed for work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Contract liabilities represent billings in excess of costs for work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Both customer billings and the satisfaction (or partial satisfaction) of the performance obligation(s) occur throughout the manufacturing process and impact the period end balances in these accounts. In addition, contract assets include receivables or amounts that are billable beyond the passage of time. For additional information, see Note 3 in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2024 as filed with the SEC on April 26, 2024, and Unbilled accounts receivable, as further described below.

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	April 30, 2024	January 31, 2024
Costs incurred on uncompleted contracts	$15,980	$21,912
Estimated earnings	10,441	11,270
Earned revenue	26,421	33,182
Less billings to date	25,010	30,580
Costs in excess of billings, net	$1,411	$2,602
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,302	$3,097
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(891)	(495)
Costs in excess of billings, net	$1,411	$2,602

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  April 30, 2024 will be billed and collected within one year.

Unbilled accounts receivable

The Company has recorded $15.7 million and $16.6 million of unbilled accounts receivable on the consolidated balance sheets as of April 30, 2024 and January 31, 2024, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  April 30, 2024 will be billed within one year.

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

The Company's worldwide effective tax rates ("ETR") for the three months ended April 30, 2024 and 2023 were 30% and (208%), respectively. The change in the ETR is due to the inability to recognize tax benefits on losses in the United States due to a partial valuation allowance in the prior period and changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $0.7 million as of April 30, 2024 related to these taxes.

Note 6 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  April 30, 2024, the Company performed an assessment to determine whether there were any triggering events that may have occurred which could indicate that the carrying value of the Company's long-lived assets are not recoverable, and an impairment may exist. Based on this assessment, the Company did not identify any triggering events that would indicate that the carrying amounts may not be recoverable with respect to long-lived assets at  April 30, 2024.  The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of April 30, 2024 and January 31, 2024 is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2024	Foreign exchange change effect	April 30, 2024
Goodwill	$2,222	$(50)	$2,172

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. During the period ended  April 30, 2024, the Company performed a periodic assessment to determine whether there were any triggering events that may have occurred which could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment. Based on this assessment, the Company did not identify any triggering events that would indicate that the fair value is less than the carrying value of the reporting unit at  April 30, 2024 and 2023. Accordingly, the Company did not proceed with performing an impairment test as a result of this periodic assessment. the Company will continue testing for impairment at least annually as of January 31, or as otherwise required by applicable accounting standards.

Note 7 - Stock-based compensation

The Company’s 2017 Omnibus Stock Incentive Plan dated June 13, 2017, as amended, which the Company's stockholders approved in June 2017 ("2017 Plan"), expired in June 2020.

The Company has prior incentive plans under which previously granted awards remain outstanding, including the 2017 Plan, but under which no new awards may be granted. At April 30, 2024 the Company had reserved a total of 245,150 shares for grants and issuances under these incentive stock plans, which includes a reserve for issuances pursuant to unvested or unexercised prior awards.

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

The Company's 2021 Omnibus Stock Incentive Plan, dated May 26, 2021, was approved by the Company's stockholders in  May 2021 ("2021 Plan"). The 2021 Plan will expire in  May 2024. The 2021 Plan authorizes awards to officers, employees, consultants and independent directors. Grants were made to the Company's employees, officers, and independent directors under the 2021 Plan, as described below.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended April 30,
	2024	2023
Restricted stock-based compensation expense	$228	$229

Stock options

The Company did not grant any stock options during the three months ended April 30, 2024. The following table summarizes the Company's stock option activity:

	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024	22	$11.15	0.7	$6
Exercised	(1)	6.85	-	2
Expired or forfeited	-	11.39	-	-
Outstanding and exercisable at April 30, 2024	21	$11.39	0.4	$7

There was no vesting, expiration or forfeiture of previously unvested stock options during the three months ended April 30, 2024. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended  April 30, 2024:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2024	223	$9.33	$2,079
Granted	-	-
Vested and issued	-	-
Forfeited or retired for taxes	-	-
Outstanding at April 30, 2024	223	$9.33	$2,079

As of April 30, 2024, there was $0.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 1.7 years.

Note 8 - Earnings per share

	Three Months Ended April 30,
	2024	2023
Basic weighted average common shares outstanding at April 30, 2024	7,906	8,004
Dilutive effect of equity compensation plans	150	-
Weighted average common shares outstanding assuming full dilution	8,056	8,004

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	32	35
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	150	210

Net income (loss) attributable to common stock	$1,443	$(1,123)

Earnings per share attributable to common stock
Basic	$0.18	$(0.14)
Diluted	$0.18	$(0.14)

Note 9 - Debt

Debt totaled $27.3 million and $25.7 million at April 30, 2024 and January 31, 2024, respectively.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of  April 30, 2024.

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

As of April 30, 2024, the Company had borrowed an aggregate of $5.3 million at a rate of 10.0% and had $5.0 million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $9.0 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2024. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at April 30, 2024) from a bank in the U.A.E. As of April 30, 2024 the facility has an interest rate of approximately 8.8%, and is set to expire in July 2024, with intentions to be subsequently renewed and extended thereafter. The Company had borrowed an aggregate of $0.2 million as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $1.9 million as of  April 30, 2024 and January 31, 2024, respectively.

The Company has a revolving line for 20.5 million U.A.E. Dirhams (approximately $5.6 million at April 30, 2024) from a bank in the U.A.E. As of April 30, 2024 the facility has an interest rate of approximately 8.7%, and is set to expire in August 2024, with intentions to be subsequently renewed and extended thereafter. The Company had borrowed an aggregate of $0.1 million as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  April 30, 2024 and January 31, 2024, the Company had unused borrowing availability of approximately $1.6 million and $1.0 million, respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.1  million at April 30, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of April 30, 2024 the facility has an interest rate of approximately 9.5%  and expired in June 2022. This credit arrangement was subsequently renewed in August 2023 with substantially the same terms and conditions, except for the facility interest rate which increased to 20.8%, and expires in August 2024. This credit arrangement was subsequently renewed in November 2023 with substantially the same terms and conditions and expires in November 2024. As of  April 30, 2024, the Company had substantially nothing outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at  January 31, 2024, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  April 30, 2024 and  January 31, 2024, the Company had unused borrowing capacity of $2.1 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximatel y $0.1  million at April 30, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 11.0%  and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million outstanding  as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  April 30, 2024). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of April 30, 2024, the facility has an interest rate of approximately 9.5%. The Company had borrowed an aggregate of $4.1 million and $3.2 million as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  April 30, 2024 and  January 31, 2024, was $5.4 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $0.3 million and $0.1 million at  April 30, 2024 and  January 31, 2024, respectively.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of April 30, 2024, with the exception of those arrangements that have expired or are set to expire and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On April 30, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of April 30, 2024, the Company's interest rates ranged from 8.7% to 20.8%, with a weighted average rate of 11.5%, and the Company had facility limits totaling $24.7 million under these credit arrangements. As of April 30, 2024, $6.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2024, the Company had borrowed $8.4 million and had an additional $13.0 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of April 30, 2024 and January 31, 2024.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 15). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of April 30, 2024, the remaining balance on the mortgage in Canada is approximately CAD 6.00 million (approximately $4.4 million at April 30, 2024). The interest rate is variable, and was 9.1% at April 30, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of April 30, 2024 and January 31, 2024, respectively.

Note 10 - Leases

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

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company built a facility. The initial annual payments were approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at April 30, 2024), inclusive of rent, escalation clauses, and other common charges contained in the agreement. Rent payments previously deferred until August 2022 have commenced, and the lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and expects to vacate the remaining space in December 2024. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of April 30, 2024. The termination resulted in decreases of $0.4 million, $6.0 million and $5.5 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of April 30, 2024. The termination also resulted in a decrease in rent expense of $1.1 million in the consolidated statement of operations for the year ended January 31, 2023. There were no other adjustments in connection with these terminations for the year ended January 31, 2024, or during the three months ended April 30, 2024.

At April 30, 2024, the Company had total operating lease liabilities of $6.9 million and operating ROU assets of $6.2 million, which are reflected in the consolidated balance sheets. At April 30, 2024, the Company also had total finance lease liabilities of $0.1 million included in current maturities of long-term debt, and total finance ROU assets of $0.4 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

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

At  April 30, 2024, the Company also had finance lease liabilities of $0.1 million included in current maturities of long-term debt and long-term debt less current maturities, and financial ROU assets of $0.4 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases:	April 30, 2024	January 31, 2024
Finance leases assets:
Property and Equipment - gross	$949	$970
Accumulated depreciation and amortization	(562)	(536)
Property and Equipment - net	$387	$434

Finance lease liabilities:
Finance lease liability short-term	$32	$113
Finance lease liability long-term	71	-
Total finance lease liabilities	$103	$113

Operating lease assets:
Operating lease ROU assets	$6,165	$6,467

Operating lease liabilities:
Operating lease liability short-term	$845	$914
Operating lease liability long-term	6,032	6,270
Total operating lease liabilities	$6,877	$7,184

Total lease costs consist of the following:

		Three Months Ended April 30,
Lease costs	Consolidated Statements of Operations Classification	2024	2023
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$38	$53
Interest on lease liabilities	Interest expense	2	3
Operating lease costs	Cost of sales, SG&A expenses	455	456
Short-term lease costs (1)	Cost of sales, SG&A expenses	143	179
Sub-lease income	SG&A expenses	-	(20)
Total Lease costs		$638	$671

(1) Includes variable lease costs, which are not material.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$8	$83
Operating cash outflows from finance leases	2	3
Operating cash outflows from operating leases	454	468

ROU assets obtained in exchange for new lease obligations:
Operating leases liabilities	$-	$129

Weighted-average lease terms and discount rates are as follows:

April 30, 2024
Weighted-average remaining lease terms (in years):
Finance leases	3.0
Operating leases	13.8

Weighted-average discount rates:
Finance leases	6.9%
Operating leases	9.8%

Maturities of lease liabilities as of April 30, 2024, is as follows:

	Operating Leases	Finance Leases
For the nine months ending January 31, 2024	$1,416	$28
For the year ended January 31, 2026	1,714	38
For the year ended January 31, 2027	1,701	38
For the year ended January 31, 2028	1,656	9
For the year ended January 31, 2029	1,286	-
For the year ended January 31, 2030	499	-
Thereafter	6,982	-
Total lease payments	$15,254	$113
Less: amount representing interest	(8,377)	(10)
Total lease liabilities at April 30, 2024	$6,877	$103

Rent expense on operating leases, which is recorded on straight-line basis, was $0.6 million for the three months ended  April 30, 2024 and 2023, respectively.

Note 11 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	April 30, 2024	January 31, 2024
Cash and cash equivalents	$7,674	$5,845
Restricted cash	1,390	1,395
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,064	$7,240

Note 12 - Fair value

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered reasonable estimates of fair value due to their short-term nature. The carrying amount of the Company's short-term debt, revolving lines of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable market rates.

Note 13 - Recent accounting pronouncements

The Company evaluated recent accounting pronouncements and does not expect any to have a material impact on its consolidated financial statements or related disclosures.

Note 14 - Treasury stock

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the twelve months ended  January 31, 2024, the Company used the remaining $1.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the three months ended  April 30, 2024.

Note 15 - Noncontrolling interest

On June 1, 2023, the Company closed on its formation of a joint venture ("the JV", and the agreement governing the JV, "the JV Agreement") with Gulf Insulation Group ("GIG"), a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% controlling financial interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry and is a closed joint stock company established under the laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and remaining 40% owned by GIG. The Company expects this collaborative business arrangement to result in expanding its market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services. The other party to this business arrangement acquired a 40% non-controlling interest by contributing assets to the JV of approximately $6.8 million in fair value, mainly consisting of an idle building and equipment. The fair value of the net assets contributed was determined through the use of a third-party appraiser using the indirect cost method.

Pursuant to the applicable guidance in ASC 805, Business Combinations and Noncontrolling Interests, the Company determined that the transaction did not meet the necessary conditions to be considered a business as the set of assets acquired did not contain an organized workforce and therefore was recorded as an asset acquisition. The assets transferred by the Company to the JV were recorded at historical cost, and no gain was recognized as a result of this exchange since the Company has a controlling interest in the JV. The Company’s measurement of the acquired assets is comprised of the fair value of the contributed net assets given up by the Company and the fair value of the non-controlling interest excluding the contributed assets. The non-controlling interest attributable to the other party was recorded as of the investment date and was measured as part of the carrying amount of the ownership interest in the net assets given up by the Company plus the fair value of the non-controlling interest excluding the contributed assets. No gain or loss was recognized as a result of this exchange. The Company also assumed a promissory note payable to GIG issued as part of the formation of the JV in the principal amount of $2.8 million. The principal amount is presented within the Long-term debt, less current maturities caption in the Company's consolidated balance sheets. The Company also has a promissory note due from the JV that was issued as part of the formation of the JV in the amount of approximately $4.2 million and eliminates in consolidation.

The Company has a 60% controlling financial interest in the JV which is not considered a wholly owned subsidiary. Accordingly, there remains a minority portion of the equity interest that is owned by a third party, GIG. Pursuant to the applicable guidance contained in ASC 810, Consolidations, the balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. The carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $26.3 million and $17.7 million, respectively, as of  April 30, 2024.

The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to the non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to the redeemable non-controlling interest as temporary equity within the consolidated balance sheets. This mezzanine presentation is the result of the non-controlling interest being subject to a put option that is not solely within the Company's control and in connection with the equity shares of the business arrangement that is redeemable at any time after five years following the date of formation. The redemption amount per the JV Agreement is at fair value of the non-controlling interest which represents the fair value of ordinary shares of the JV that is owned by GIG. Further, neither the call option or put option contained in the JV Agreement met the definition of a derivative as a result of not containing a net settlement provision and the shares not being readily convertible to cash, thereby being considered embedded with respect to non-controlling interest and not a freestanding instrument.

As a result of the non-controlling interest being subject to redemption rights that are not entirely within the Company's control, it was concluded that the necessary conditions were met to be accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. Pursuant to this accounting standard, the Company determined that the only criteria for the security to become redeemable is the passage of time and, therefore, is considered probable of redemption. The Company made a policy election to measure changes in the non-controlling interest immediately as they occur and adjust the carrying amount of non-controlling interest equal to its redemption amount as the non-controlling interest has no stated fixed price or fixed date. As such, at each subsequent balance sheet date following the formation of the JV, the Company must determine whether further adjustment is required to increase the carrying value of the redeemable non-controlling interest. If the Company determines that the fair value of the redeemable non-controlling interest exceeds its carrying value, an adjustment is made to reflect this change. However, if the value is determined to be less than its carrying value, such adjustment is limited to its original carrying value at the formation of the business arrangement. Additionally, adjustments made to reflect the change in the value of the redeemable non-controlling interest are offset against permanent equity within the Company's consolidated balance sheets.

Net income attributable to GIG was $0.3 million and $0.0 million for the three months ended  April 30, 2024 and 2023, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The Company is the ultimate parent of the JV through its 60% controlling financial interest and as part of the JV Agreement majority control of the operational activities of the JV and no joint control exists. The JV Agreement has no veto or kickout rights and board voting is proportional to the ownership interest. Certain activities do include a two-thirds majority affirmative vote of shareholders of the JV and include acquiring another company, establishing new subsidiaries, entering another partnership or joint venture, engaging in any merger or materially changing the business of the JV. These are considered protective rights. The 60% equity ownership of the JV by the Company allows it to receive its proportionate share of losses and residual returns.

The non-controlling interest as measured at fair value was $7.0 million and $6.3 million, and was recorded within temporary equity at  April 30, 2024 and  January 31, 2024, respectively. The change in non-controlling interest consists of $0.3 million in current year net income attributable to non-controlling interest, and approximately $0.4 million as an adjustment in the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the period ended  April 30, 2024 and  January 31, 2024, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained in this MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2024 and 2023 are for the fiscal year ending January 31, 2025 and the fiscal year ended January 31, 2024, respectively.

This MD&A should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, contained elsewhere in this report. Percentages set forth below in this MD&A have been rounded to the nearest percentage point.

 CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data, or unless otherwise specified)

(Unaudited)

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

	Three Months Ended April 30,
	2024		2023		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$34,321		$29,657		$4,664

Gross profit	10,517	31%	6,774	23%	3,743

General and administrative expenses	6,148	18%	5,460	18%	(688)

Selling expense	1,235	4%	1,239	4%	4

Interest expense	507		512		5

Other (expense) income	(67)		72		(139)

Loss before income taxes	2,560		(365)		2,925

Income tax expense	770		758		(12)

Net income (loss)	1,790		(1,123)		2,913

Less: Net income attributable to non-controlling interest	347		-		(347)

Net income (loss) attributable to common stock	1,443		(1,123)		2,566

Three months ended April 30, 2024 vs. Three months ended April 30, 2023

Net sales:

Net sales were $ 34.3 million and $ 29.7 million in the three months ended April 30, 2024 and 2023, respectively.  The  increase o f $4.6  million, or 15% , was a result of increased sales volumes in the Middle East and India.

Gross profit:

Gross profit was $10.5 million, or 31% of net sales, and $6.8 million, or 23% of net sales, in the three months ended April 30, 2024 and 2023, respectively. The increase of $3.7 million was primarily driven by increased sales volumes in the Middle East and India.

General and administrative expenses:

General and administrative expenses were $6.1 million and $5.5 million in the three months ended April 30, 2024 and 2023, respectively. The increase of $0.6 million, or 11%, was due to higher professional service fees in the quarter.

Selling expenses:

Selling expenses remained consistent and were $ 1.2 million in the  three months ended April 30, 2024 and 2023, respectively.

Interest expense:

Net interest expense remained consistent and was $0.5 million in the three months ended April 30, 2024 and 2023, respectively.

Other (expense) income:

Other (expense) income was $(0.1) million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively. The change was primarily due to exchange rate fluctuations in foreign currency transactions.

Income tax expense:

The Company's worldwide effective tax rate ("ETR") was 30% and (208%) in the three months ended April 30, 2024 and 2023, respectively. The change in the ETR is due to the inability to recognize tax benefits and losses in the United States due to a partial valuation allowance in the prior period and changes in the mix of income and loss in various jurisdictions.

For further information, see Note 5 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income (loss) attributable to common stock:

Net income (loss) attributable to common stock was $1.4 million and $(1.1) million in the three months ended April 30, 2024 and 2023, respectively. The increase of $2.5 million was mainly due to increased sales activity in the quarter, and better project execution.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2024 were $7.7 million compared to $5.8 million on January 31, 2024. On April 30, 2024, $0.3 million was held in the United States, and $7.4 million was held at the Company's foreign subsidiaries. The Company's working capital was $39.6 million on April 30, 2024 compared to $41.1 million on January 31, 2024. Of the working capital components, accounts receivable decreased by $2.3 million and cash and cash equivalents increased by $1.9 million as the result of the movements discussed below. As of April 30, 2024, the Company had $5.0 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $13.0 million of borrowing capacity under its foreign revolving credit agreements. The Company had $5.3 million borrowed under the Renewed Senior Credit Facility and $8.4 million borrowed under its foreign revolving credit agreements at April 30, 2024.

Net cash from operating activities was $1.4 million and $3.8 million in the three months ended April 30, 2024 and 2023, respectively. The decrease of $2.5 million was due primarily attributable to increases in prepaid expenses and other current assets and inventory, partially offset by changes to accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Net cash from investing activities in the three months ended April 30, 2024 and 2023 was $2.0 million and $3.2 million, respectively. The decrease of $1.2 million was due primarily to fewer investments in the United States and Canada.

Net cash from financing activities in the three months ended April 30, 2024 and 2023 was $2.6 million and $2.5 million, respectively. The main source of cash from financing activities during the three months ended April 30, 2024 consisted of net proceeds from borrowings of approximately $1.9 million under the Company's credit facilities, an increase in drafts payable of $0.9 million, and approximately $0.1 million attributable to fewer payments on finance lease obligations, as compared to net proceeds of approximately $2.8 million during the three months ended April 30, 2023. Debt totaled $27.3 million and $25.7 million as of April 30, 2024 and January 31, 2024, respectively. See Note 9 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of  April 30, 2024.

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

As of April 30, 2024, the Company had borrowed an aggregate of $5.3  million at a rate of 10.0%  and had $5.0  million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at April 30, 2024) from a bank in the U.A.E. As of April 30, 2024 the facility has an interest rate of approximately 8.8%, and is set to expire in July 2024, with intentions to be subsequently renewed and extended thereafter. The Company had borrowed an aggregate of $0.2 million as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $1.9 million as of April 30, 2024 and January 31, 2024, respectively.

The Company has a revolving line for 20.5 million U.A.E. Dirhams (approximately $5.6 million at April 30, 2024) from a bank in the U.A.E. As of April 30, 2024 the facility has an interest rate of approximately 8.7%, and is set to expire in August 2024, with intentions to be subsequently renewed and extended thereafter. The Company had borrowed an aggregate of $0.1 million as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of April 30, 2024 and January 31, 2024, the Company had unused borrowing availability of approximately $1.6 million and $1.0 million, respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.1  million at April 30, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of April 30, 2024 the facility has an interest rate of approximately 9.5%  and expired in June 2022. This credit arrangement was subsequently renewed in August 2023 with substantially the same terms and conditions, except for the facility interest rate which increased to 20.8%, and expires in August 2024. This credit arrangement was subsequently renewed in November 2023 with substantially the same terms and conditions and expires in November 2024. As of April 30, 2024, the Company had substantially nothing outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at January 31, 2024, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  April 30, 2024 and  January 31, 2024, the Company had unused borrowing capacity of $2.1 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximatel y $0.1  million at April 30, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 11.0%  and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million outstanding  as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0 million Saudi Riyals (approximately $ 9.9 million at  April 30, 2024). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of April 30, 2024, the facility has an interest rate of approximately  9.5%. The Company had borrowed an aggregate of $4.1 million and $3.2 million  as of April 30, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  April 30, 2024 and  January 31, 2024, was $5.4 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approxim ately $0.3 million and $0.1 million at April 30, 2024 and January 31, 2024, respectively.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of April 30, 2024, with the exception of those arrangements that have expired or are set to expire and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On April 30, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of April 30, 2024, the Company's interest rates ranged from 8.7% to 20.8%, with a weighted average rate of 11.5%, and the Company had facility limits totaling $24.7 million under these credit arrangements. As of April 30, 2024, $6.7 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2024, the Company had borrowed $8.4 million and had an additional $13.0 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of April 30, 2024 and January 31, 2024.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 15). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $9.0 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2024 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $ 40.1 million as of April 30, 2024, with a remaining balance due in the amount of $ 1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.0 million is classified in other  long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the three months ended April 30, 2024, and at various times throughout 2023, the Company received partial payments to settle $ 0.3 million and $ 0.6 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  April 30, 2024. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2024 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2024. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the certifying officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weakness described below.

Management has previously reported on material weaknesses in the Company's internal control over information technology general controls ("ITGC"), financial reporting relating to the review and approval of manual journal entries, timely review of the financial close process, and timely review of certain financial policies and procedures and respective HR policies. The Company also did not maintain effective controls at certain operating locations in the Middle East and North Africa ("MENA"), specifically the Company did not maintain sufficient documentation to support an evaluation that controls over business processes were operating effectively. These deficiencies led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. As a result, at January 31, 2024 and April 30, 2024, and on the date of this Quarterly Report on Form 10-Q, the Company's internal control over financial reporting is not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses identified, the Company has begun updating its internal control over financial reporting as discussed in its remediation plan as further described below.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting. To address these matters, the Company has begun implementing its remediation plan. Specifically, the Company is executing on the following:

The remediation plans related to ITGCs include: (i) addressing the identified issues with control owners, including Company leadership and IT personnel; (ii) engaging outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operating business process controls, monitoring and testing reviews focusing on systems supporting our financial reporting process (iii) developing and maintaining documentation underlying ITGCs for knowledge transfer and function changes, including access control and change management; (iv) outsourcing certain functions to third-party providers, specifically relating to servers and firewalls, and managed detection and response.

The remediation plans related to the entity level controls and business process controls over MENA locations include: (i) addressing issues with control owners, including company leadership; (ii) evaluating and updating the Company's evidence of internal control policies and procedures as needed and providing necessary guidance to applicable locations; (iii) assessing the adequacy and determine whether enhancements are needed to the design of corporate and / or operating locations business process controls; and (iv) augmenting our internal audit function by hiring an additional resource to assist in overseeing the remediation process, including updating policies and procedures, and implementing internal controls; (v) engaging outside consultants to conduct training sessions.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and will address the related material weaknesses described above. However, the material weaknesses cannot be considered fully remediated until the remediation processes have been in operation for a period of time and successfully tested.

Change in Internal Control over Financial Reporting. While the Company continues to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fiscal quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perma-Pipe International Holdings, Inc.

Date:	June 13, 2024	By: /s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2024	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)