Form 10-Q
period 2024-07-31
Perma-Pipe International Holdings, Inc.
filed 2024-09-11
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

On September 11 2024, there were 7,977,853 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2024

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net sales	$37,513	$35,141	$71,834	$64,798
Cost of sales	24,039	25,677	47,843	48,559
Gross profit	13,474	9,464	23,991	16,239

Operating expenses
General and administrative expenses	5,979	5,283	12,128	10,742
Selling expenses	1,353	1,490	2,588	2,730
Total operating expenses	7,332	6,773	14,716	13,472

Income from operations	6,142	2,691	9,275	2,767

Interest expense	514	636	1,021	1,148
Other (expense) income	(38)	81	(105)	154
Income before income taxes	5,590	2,136	8,149	1,773

Income tax expense	1,306	966	2,076	1,725

Net income	4,284	1,170	6,073	48
Less: Net income attributable to non-controlling interest	995	148	1,341	148
Net income (loss) attributable to common stock	$3,289	$1,022	$4,732	$(100)

Weighted average common shares outstanding
Basic	7,954	8,029	7,930	8,017
Diluted	8,125	8,139	7,987	8,017

Earnings (loss) per share attributable to common stock
Basic	$0.41	$0.13	$0.60	$(0.01)
Diluted	$0.40	$0.13	$0.59	$(0.01)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

 (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$4,284	$1,170	$6,073	$48

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(192)	339	(1,607)	(98)
Comprehensive income (loss)	$4,092	$1,509	$4,466	$(50)
Less: Comprehensive income attributable to non-controlling interests	995	148	1,341	148
Total comprehensive income (loss) attributable to common stock	$3,097	$1,361	$3,125	$(198)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31, 2024	January 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$9,455	$5,845
Restricted cash	1,426	1,395
Trade accounts receivable, less allowance for credit losses of $713 at July 31, 2024 and $699 at January 31, 2024	39,927	46,646
Inventories	15,823	15,541
Prepaid expenses and other current assets	13,197	9,697
Unbilled accounts receivable	17,850	16,597
Costs and estimated earnings in excess of billings on uncompleted contracts	3,085	3,097
Total current assets	100,763	98,818
Long-term assets
Property, plant and equipment, net of accumulated depreciation	37,518	37,620
Operating lease right-of-use asset	6,938	6,467
Deferred tax assets	7,866	7,919
Goodwill	2,156	2,222
Other long-term assets	3,946	2,665
Total long-term assets	58,424	56,893
Total assets	$159,187	$155,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$21,411	$25,323
Accrued compensation and payroll taxes	1,358	1,214
Commissions and management incentives payable	5,210	4,523
Revolving line - North America	6,699	5,519
Current maturities of long-term debt	5,522	4,071
Customers' deposits	5,949	4,264
Operating lease liability short-term	965	914
Other accrued liabilities	6,178	9,039
Billings in excess of costs and estimated earnings on uncompleted contracts	704	495
Income taxes payable	2,475	2,380
Total current liabilities	56,471	57,742
Long-term liabilities
Long-term debt, less current maturities	8,912	9,035
Long-term finance obligation	3,974	4,229
Deferred compensation liabilities	1,180	1,212
Deferred tax liabilities	1,165	1,217
Operating lease liability long-term	6,689	6,270
Loan payable to GIG	2,753	2,753
Other long-term liabilities	1,403	1,275
Total long-term liabilities	26,076	25,991
Non-controlling interest	8,057	6,266
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,978 issued and outstanding at July 31, 2024 and 8,017 at January 31, 2024	81	80
Additional paid-in capital	59,808	60,063
Treasury stock, 112 shares at July 31, 2024 and January 31, 2024	(968)	(968)
Retained earnings	16,820	12,088
Accumulated other comprehensive loss	(7,158)	(5,551)
Total stockholders' equity	68,583	65,712
Total liabilities and stockholders' equity	$159,187	$155,711

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income	-	-	1,443	-	-	1,443
Stock-based compensation expense	-	228	-	-	-	228
Amount attributable to non-controlling interest	-	(421)	-	-	-	(421)
Foreign currency translation adjustment	-	-	-	-	(1,415)	(1,415)
Total stockholders' equity at April 30, 2024	$80	$59,870	$13,531	$(968)	$(6,966)	$65,547

Net income	-	-	3,289	-	-	3,289
Common stock issued under stock plans, net of shares used for tax withholding	1	(210)	-	-	-	(209)
Stock-based compensation expense	-	177	-	-	-	177
Amount attributable to non-controlling interest	-	(29)	-	-	-	(29)
Foreign currency translation adjustment	-	-	-	-	(192)	(192)
Total stockholders' equity at July 31, 2024	$81	$59,808	$16,820	$(968)	$(7,158)	$68,583

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net loss	-	-	(1,123)	-	-	(1,123)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(437)	(437)
Total stockholders' equity at April 30, 2023	$80	$62,791	$494	$(26)	$(6,886)	$56,453

Net income	-	-	1,022	-	-	1,022
Common stock issued under stock plans, net of shares used for tax withholding	-	(274)	-	-	-	(274)
Repurchase of common stock	1	-	-	(312)	-	(311)
Stock-based compensation expense	-	245	-	-	-	245
Foreign currency translation adjustment	-	-	-	-	339	339
Total stockholders' equity at July 31, 2023	$81	$62,762	$1,516	$(338)	$(6,547)	$57,474

Shares	2024	2023
Balances at beginning of year	8,016,781	8,007,002
Shares issued, net of shares used for tax withholding	73,087	66,726
Prior period adjustments	-	(56,947)
Balances at period end	8,089,868	8,016,781

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2024	2023
Operating activities
Net income	$6,073	$48
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,717	1,791
Deferred tax expense	203	191
Stock-based compensation expense	396	456
Provision on uncollectible accounts	43	8
Gain (loss) from disposal of fixed assets	29	(5)
Changes in operating assets and liabilities
Accounts receivable	6,090	(9,865)
Inventories	(809)	882
Costs and estimated earnings in excess of billings on uncompleted contracts	221	2,495
Accounts payable	(3,064)	8,044
Accrued compensation and payroll taxes	(48)	(1,650)
Customers' deposits	1,810	534
Income tax receivable	(789)	(766)
Prepaid expenses and other current assets	(3,209)	989
Unbilled accounts receivable	(1,857)	(8)
Other assets and liabilities	(2,974)	389
Net cash provided by operating activities	3,832	3,533
Investing activities
Capital expenditures	(3,180)	(6,797)
Proceeds from insurance recovery for property and equipment	-	5
Net cash used in investing activities	(3,180)	(6,792)
Financing activities
Proceeds from revolving credit lines	39,540	96,920
Payments of debt on revolving credit lines	(36,887)	(92,091)
Payments of principal on finance obligation	(91)	(56)
Payments of other debt	(117)	(124)
Increase (decrease) in drafts payable	8	(178)
Payments on finance lease obligations	(16)	(154)
Repurchase of common stock	-	(312)
Stock options exercised and taxes paid related to restricted shares vested	(201)	(273)
Net cash provided by financing activities	2,236	3,732
Effect of exchange rate changes on cash, cash equivalents and restricted cash	753	61
Net increase in cash, cash equivalents and restricted cash	3,641	534
Cash, cash equivalents and restricted cash - beginning of period	7,240	6,793
Cash, cash equivalents and restricted cash - end of period	$10,881	$7,327
Supplemental cash flow information
Cash interest paid	$1,000	$1,302
Cash income taxes paid	2,436	2,234
Fixed assets acquired under finance leases - non-cash	-	139
Fixed assets acquired from non affiliates - non-cash	$-	$4,357

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

(In thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to fairly state the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2024 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2024 and 2023 are for the fiscal year ending January 31, 2025 and for the fiscal year ended  January 31, 2024, respectively.

Significant New Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2024 as filed with the SEC on April 26, 2024 for discussion of the Company's significant accounting policies.

During the six months ended July 31, 2024, the Company did not adopt or make changes to any new or existing accounting policies.

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

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt and India letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated as amounts due from customers net of an allowance for claims and credit losses. Standard payment terms are generally net 30 to 60 days. The allowance for credit losses is based on specifically identified amounts in customers' accounts, where future collectability is deemed uncertain. Management may exercise its judgment in adjusting the provision as a consequence of known items, such as current economic factors and credit trends. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for credit losses.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $40.1 million as of July 31, 2024, with a remaining balance due in the amount of $1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $1.3 million is classified in other long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the six months ended July 31, 2024, and at various times throughout 2023, the Company received partial payments to settle $0.3 million and $0.6 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  July 31, 2024. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended July 31, 2024, no individual customer accounted for greater than 10% of the Company's consolidated net sales, and during the same period in 2023, one customer accounted for greater than 10% of the Company's consolidated net sales. For the six months ended July 31, 2024 and 2023, no individual customer accounted for greater than 10% of the Company's consolidated net sales.

As of  July 31, 2024 and January 31, 2024, no individual customer accounted for more than 10% of the Company's accounts receivable, and one customer accounted for more than 10% of the Company's accounts receivable, respectively.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2024 and 2023 are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Products	$2,795	7%	$2,146	7%	$6,048	8%	$4,988	7%

Specialty Piping Systems and Coating
Revenue recognized under input method	12,613	34%	12,801	36%	22,752	32%	23,139	36%
Revenue recognized under output method	22,105	59%	20,194	57%	43,034	60%	36,671	57%
Total	$37,513	100%	$35,141	100%	$71,834	100%	$64,798	100%

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

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	July 31, 2024	January 31, 2024
Costs incurred on uncompleted contracts	$17,686	$21,912
Estimated earnings	12,110	11,270
Earned revenue	29,796	33,182
Less billings to date	27,415	30,580
Costs in excess of billings, net	$2,381	$2,602
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$3,085	$3,097
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(704)	(495)
Costs in excess of billings, net	$2,381	$2,602

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  July 31, 2024 will be billed and collected within one year.

Unbilled accounts receivable

The Company has recorded $17.9 million and $16.6 million of unbilled accounts receivable on the consolidated balance sheets as of July 31, 2024 and January 31, 2024, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  July 31, 2024 will be billed within one year.

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

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

Inventories consisted of the following:

	July 31, 2024	January 31, 2024
Raw materials	$14,777	$13,787
Work in process	574	611
Finished goods	1,275	2,022
Subtotal	16,626	16,420
Less allowance	803	879
Inventories	$15,823	$15,541

The Company conducts periodic reviews of its inventory and records allowances for slow moving and obsolete items to reflect their net realizable value, which is primarily attributable to finished goods.

Note 6 - Income taxes

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

The Company's worldwide effective tax rates ("ETR") for the three months ended July 31, 2024 and 2023 were 23% and 45%, respectively. The Company's ETR was 25% and 97% for the six months ended July 31, 2024 and 2023, respectively. The change in the ETR is due to the ability to recognize tax benefits on losses in the United States in the current year whereas the prior year had a full valuation allowance and changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $0.7 million as of July 31, 2024 related to these taxes.

Note 7 - Impairment of long-lived assets

The Company's assessment of long-lived assets, and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  July 31, 2024, the Company performed an assessment to determine whether there were any triggering events that may have occurred which could indicate that the carrying value of the Company's long-lived assets are not recoverable, and an impairment may exist. Based on this assessment, the Company did not identify any triggering events that would indicate that the carrying amounts may not be recoverable with respect to long-lived assets at  July 31, 2024.  The Company will continue testing for potential impairment at least annually or as otherwise required by applicable accounting standards.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of July 31, 2024 and January 31, 2024 is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2024	Foreign exchange change effect	July 31, 2024
Goodwill	$2,222	$(66)	$2,156

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. During the period ended  July 31, 2024, the Company performed a periodic assessment to determine whether there were any triggering events that may have occurred which could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment. Based on this assessment, the Company did not identify any triggering events that would indicate that the fair value is less than the carrying value of the reporting unit at  July 31, 2024. Accordingly, the Company did not proceed with performing an impairment test as a result of this periodic assessment. The Company will continue testing for impairment at least annually as of January 31, or as otherwise required by applicable accounting standards.

Note 8 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At  July 31, 2024, the Company had reserved a total 196,026 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

The Company's prior incentive plans provided for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code. The prior incentive plans authorized awards to officers, employees, consultants, and independent directors.

The Company's 2024 Omnibus Stock Incentive Plan, dated May 28, 2024, was approved by the Company's stockholders in July 2024 ("2024 Plan"). The 2024 Plan will expire in July 2027. The 2024 Plan authorizes awards to officers, employees, consultants, and independent directors.

Grants were made in connection with the 2024 Plan and the prior incentive plans to employees, officers, and independent directors, as further described below.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Restricted stock-based compensation expense	$177	$227	$396	$456

Stock options

The Company did not grant any stock options during the three or six months ended July 31, 2024. The following table summarizes the Company's stock option activity:

	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024	22	$11.15	0.7	$6
Exercised	(1)	6.85	-	2
Expired or forfeited	(17)	12.41	-	-
Outstanding and exercisable at July 31, 2024	4	$6.89	1.4	$10

There was no vesting, expiration or forfeiture of previously unvested stock options during the six months ended July 31, 2024. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the six months ended  July 31, 2024:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2024	222	$9.33	$2,078
Granted	108	8.81
Vested and issued	(73)	9.36
Forfeited or retired for taxes	(27)	10.25
Outstanding at July 31, 2024	230	$9.05	$2,083

As of July 31, 2024, there was $1.5 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 2.1 years.

Note 9 - Earnings per share

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Basic weighted average common shares outstanding at July 31, 2024	7,954	8,029	7,930	8,017
Dilutive effect of equity compensation plans	171	110	57	-
Weighted average common shares outstanding assuming full dilution	8,125	8,139	7,987	8,017

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	0	79	114	18
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	171	110	57	170

Net income (loss) attributable to common stock	$3,289	$1,022	$4,732	$(100)

Earnings (loss) per share attributable to common stock
Basic	$0.41	$0.13	$0.60	$(0.01)
Diluted	$0.40	$0.13	$0.59	$(0.01)

Note 10 - Debt

Debt totaled $27.9 million and $25.7 million at July 31, 2024 and January 31, 2024, respectively.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of  July 31, 2024.

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

As of July 31, 2024, the Company had borrowed an aggregate of $6.7 million at a rate of 10.0% and had $4.7 million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.9 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of July 31, 2024. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at July 31, 2024) from a bank in the U.A.E. As of July 31, 2024 the facility has an interest rate of approximately 8.6%, and expired in July 2024, however, the Company has started the process to renew and extend this credit arrangement and the credit facility has continued without interruption and penalty. The Company had borrowed an aggregate of $1.2 million as of July 31, 2024 and $0.2 million as of January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  July 31, 2024 and January 31, 2024, the Company had unused borrowing availability of approximately $1.0 million and $1.9 million, respectively.

The Company has a revolving line for 20.5 million U.A.E. Dirhams (approximately $5.6 million at July 31, 2024) from a bank in the U.A.E. As of July 31, 2024 the facility has an interest rate of approximately 8.7%. The facility expired in August 2024, however, the Company has started the process to renew and extend this credit arrangement and the credit facility has continued without interruption or penalty. The Company had borrowed an aggregate of $1.0 million as of July 31, 2024 and $0.1 million as of January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  July 31, 2024 and January 31, 2024, the Company had unused borrowing availability of approximately $1.2 million and $1.0 million, respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.1  million at July 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of July 31, 2024, the facility has an interest rate of approximately  20.8% and expires in November 2024. As of  July 31, 2024, the Company had substantially nothing outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at  January 31, 2024, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  July 31, 2024 and  January 31, 2024, the Company had unused borrowing capacity of $2.1 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximatel y $0.1 million at July 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 11.0%  and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million outstanding  as of July 31, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  July 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of July 31, 2024, the facility has an interest rate of approximately 9.7%. The Company had borrowed an aggregate of $2.6 million and $3.2 million as of July 31, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  July 31, 2024 and  January 31, 2024, was $6.3 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $1.1 million and $0.1 million at  July 31, 2024 and  January 31, 2024, respectively.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of July 31, 2024, with the exception of those arrangements that have expired or are set to expire and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On July 31, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of July 31, 2024, the Company's interest rates ranged from 8.6% to 20.8%, with a weighted average rate of 11.5%, and the Company had facility limits totaling $24.7 million under these credit arrangements. As of July 31, 2024, $7.1 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2024, the Company had borrowed $7.8 million and had an additional $12.6 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of July 31, 2024 and January 31, 2024.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 16). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2024, the remaining balance on the mortgage in Canada is approximately CAD 5.9 million (approximately $4.3 million at July 31, 2024). The interest rate is variable, and was 8.8% at July 31, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of July 31, 2024 and January 31, 2024, respectively.

Note 11 - Leases

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

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company built a facility. The initial annual payments were approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  July 31, 2024), inclusive of rent, escalation clauses, and other common charges contained in the agreement. The lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and expects to vacate the remaining space in December 2024. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of July 31, 2024. The termination resulted in decreases of $0.4 million, $6.0 million and $5.5 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of July 31, 2024. There were no other adjustments in connection with these terminations for the year ended January 31, 2024, or during the three and six months ended July 31, 2024.

At July 31, 2024, the Company had total operating lease liabilities of $7.7 million and operating ROU assets of $6.9 million, which are reflected in the consolidated balance sheets.

Finance Leases. The Company has several lease agreements, with lease terms of one to thirty years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and ROU assets as the Company is not reasonably certain to exercise the options.  The Company does not have any arrangements where it acts as a lessor.

At  July 31, 2024, the Company also had finance lease liabilities of $0.1 million included in current maturities of long-term debt and long-term debt less current maturities, and financial ROU assets of $0.3 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	July 31, 2024	January 31, 2024
Finance leases assets:
Property and Equipment - gross	$942	$970
Accumulated depreciation and amortization	(595)	(536)
Property and Equipment - net	$347	$434

Finance lease liabilities:
Finance lease liability short-term	$32	$113
Finance lease liability long-term	62	-
Total finance lease liabilities	$94	$113

Operating lease assets:
Operating lease ROU assets	$6,938	$6,467

Operating lease liabilities:
Operating lease liability short-term	$965	$914
Operating lease liability long-term	6,689	6,270
Total operating lease liabilities	$7,654	$7,184

Total lease costs consist of the following:

		Three Months Ended July 31,		Six Months Ended July 31,
Lease costs	Consolidated Statements of Operations Classification	2024	2023	2024	2023
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$37	$33	$75	$87
Interest on lease liabilities	Interest expense	2	3	3	5
Operating lease costs	Cost of sales, SG&A expenses	438	426	893	882
Short-term lease costs (1)	Cost of sales, SG&A expenses	93	59	236	245
Sub-lease income	SG&A expenses	-	(20)	-	(40)
Total Lease costs		$570	$501	$1,207	$1,179

(1) Includes variable lease costs, which are not material.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$16	$154
Operating cash outflows from finance leases	3	5
Operating cash outflows from operating leases	1,045	890

ROU assets obtained in exchange for new lease obligations:
Operating leases liabilities	$1,041	$3,484

Weighted-average lease terms and discount rates are as follows:

July 31, 2024
Weighted-average remaining lease terms (in years):
Finance leases	2.8
Operating leases	12.7

Weighted-average discount rates:
Finance leases	6.4%
Operating leases	10.4%

Maturities of lease liabilities as of July 31, 2024, are as follows:

	Operating Leases	Finance Leases
For the six months ending January 31, 2025	$1,012	$16
For the year ended January 31, 2026	1,993	33
For the year ended January 31, 2027	1,980	36
For the year ended January 31, 2028	1,963	9
For the year ended January 31, 2029	1,617	-
For the year ended January 31, 2030	612	-
Thereafter	6,982	-
Total lease payments	$16,159	$94
Less: amount representing interest	(8,505)	-
Total lease liabilities at July 31, 2024	$7,654	$94

Rent expense on operating leases, which is recorded on straight-line basis, was $0.6 million for the three months ended  July 31, 2024 and 2023, respectively.

Note 12 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	July 31, 2024	January 31, 2024
Cash and cash equivalents	$9,455	$5,845
Restricted cash	1,426	1,395
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,881	$7,240

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

Note 14 - Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard update requires additional disclosures, including further details about segment expenses regarding a public entity's reportable segments on an annual and interim basis. The additional segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is still evaluating the impact of these updated disclosure requirements on its statement of financial position or results of operations.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Pursuant to this standard update, companies are required to provide additional information which is primarily attributable to the rate reconciliation and income taxes paid. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. The Company is still evaluating this standard update but does not expect it to have a material impact on its statement of financial position or results of operations.

Note 15 - Treasury stock

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the twelve months ended  January 31, 2024, the Company used the remaining $1.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the three and six months ended July 31, 2024.

Note 16 - Noncontrolling interest

On June 1, 2023, the Company closed on its formation of a joint venture ("the JV", and the agreement governing the JV, "the JV Agreement") with Gulf Insulation Group ("GIG"), a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% controlling financial interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry and is a closed joint stock company established under the laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and remaining 40% owned by GIG. The Company expects this collaborative business arrangement to result in expanding its market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services. GIG acquired its 40% non-controlling interest by contributing assets to the JV of approximately $6.8 million in fair value, mainly consisting of an idle building and equipment. The fair value of the net assets contributed was determined through the use of a third-party appraiser using the indirect cost method.

Pursuant to the applicable guidance in ASC 805, Business Combinations and Noncontrolling Interests, the Company determined that the transaction did not meet the necessary conditions to be considered a business as the set of assets acquired did not contain an organized workforce and therefore was recorded as an asset acquisition. The assets transferred by the Company to the JV were recorded at historical cost, and no gain was recognized as a result of this exchange due to the Company having a controlling interest in the JV. The Company’s measurement of the acquired assets is comprised of the fair value of the contributed net assets given up by the Company and the fair value of the non-controlling interest excluding the contributed assets. The non-controlling interest attributable to the other party was recorded as of the investment date and was measured as part of the carrying amount of the ownership interest in the net assets given up by the Company plus the fair value of the non-controlling interest excluding the contributed assets. No gain or loss was recognized as a result of this exchange. The Company also assumed a promissory note payable to GIG issued as part of the formation of the JV in the principal amount of $2.8 million. The principal amount is presented within the Long-term debt, less current maturities caption in the Company's consolidated balance sheets. The Company also has a promissory note due from the JV that was issued as part of the formation of the JV in the amount of approximately $4.2 million and eliminates in consolidation.

The Company has a 60% controlling financial interest in the JV which is not considered a wholly owned subsidiary. Accordingly, there remains a minority portion of the equity interest that is owned by a third party, GIG. Pursuant to the applicable guidance contained in ASC 810, Consolidations, the balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. The carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $26.4 million and $15.5 million, respectively, as of  July 31, 2024.

The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to the non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to the redeemable non-controlling interest as temporary equity within the consolidated balance sheets. This mezzanine presentation is the result of the non-controlling interest being subject to a put option that is not solely within the Company's control and in connection with the equity shares of the business arrangement that is redeemable at any time after five years following the date of formation. The redemption amount per the JV Agreement is at fair value of the non-controlling interest which represents the fair value of ordinary shares of the JV that are owned by GIG. Further, neither the call option nor put option contained in the JV Agreement met the definition of a derivative as a result of not containing a net settlement provision and the shares not being readily convertible to cash, thereby being considered embedded with respect to non-controlling interest and not a freestanding instrument.

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

Net income attributable to GIG was $1.0 million and $0.1 million for the three months ended  July 31, 2024 and 2023, respectively. Net income attributable to GIG was $1.3 million and $0.1 million for the six months ended July 31, 2024 and 2023, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

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

The non-controlling interest as measured at fair value was $8.1 million and $6.3 million, and was recorded within temporary equity at  July 31, 2024 and  January 31, 2024, respectively. The change in non-controlling interest consists of $1.3 million in current year net income attributable to non-controlling interest, and approximately $0.5 million as an adjustment in the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the period ended  July 31, 2024 and  January 31, 2024, respectively.

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

	Three Months Ended July 31,					Six Months Ended July 31,
	2024		2023		Change favorable (unfavorable)	2024		2023		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$37,513		$35,141		$2,372	$71,834		$64,798		$7,036

Gross profit	13,474	36%	9,464	27%	4,010	23,991	33%	16,239	25%	7,752

General and administrative expenses	5,979	16%	5,283	15%	(696)	12,128	17%	10,742	17%	(1,386)

Selling expense	1,353	4%	1,490	4%	137	2,588	4%	2,730	4%	142

Interest expense	514		636		122	1,021		1,148		127

Other (expense) income	(38)		81		(119)	(105)		154		(259)

Income before income taxes	5,590		2,136		3,454	8,149		1,773		6,376

Income tax expense	1,306		966		(340)	2,076		1,725		(351)

Net income (loss)	4,284		1,170		3,114	6,073		48		6,025

Less: Net income attributable to non-controlling interest	995		148		(847)	1,341		148		(1,193)

Net income (loss) attributable to common stock	3,289		1,022		2,267	4,732		(100)		4,832

Three months ended July 31, 2024 vs. Three months ended July 31, 2023

Net sales:

Net sales were $ 37.5 million and $ 35.1 million in the three months ended July 31, 2024 and 2023, respectively.  The  increase o f $2.4  million, or 7%,  was a result of increased sales volumes.

Gross profit:

Gross profit was $13.5 million, or 36% of net sales, and $9.5 million, or 27% of net sales, in the three months ended July 31, 2024 and 2023, respectively. The increase of $4.0 million, was primarily driven by increased sales volumes and better margins due to product mix.

General and administrative expenses:

General and administrative expenses were $6.0 million and $5.3 million in the three months ended July 31, 2024 and 2023, respectively. The increase of $0.7 million, was due to higher payroll expenses and professional service fees in the quarter.

Selling expenses:

Selling expenses remained consistent and were $ 1.4 million and $ 1.5 million in the  three months ended July 31, 2024 and 2023, respectively.

Interest expense:

Net interest expense remained consistent and was $0.5 million and $0.6 million in the three months ended July 31, 2024 and 2023, respectively.

Other income:

Other income was consistent and less than $0.1 million in the three months ended July 31, 2024 and 2023, respectively.

Income tax expense:

The Company's ETR was 23% and 45% in the three months ended July 31, 2024 and 2023, respectively. The change in the ETR is due to the ability to recognize tax benefits on losses in the United States in the current year whereas the prior year had a full valuation allowance and changes in the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $3.3 million and $1.0 million in the three months ended July 31, 2024 and 2023, respectively. The increase of $2.3 million was mainly due to increased sales activity and better margin performance in the quarter.

Six months ended July 31, 2024 vs. Six months ended July 31, 2023

Net sales:

Net sales were $ 71.8 million and $ 64.8 million in the six months ended July 31, 2024 and 2023, respectively.  The  increase o f $7.0  million, or 11% , was a result of increased sales volumes.

Gross profit:

Gross profit was $24.0 million, or 33% of net sales, and $16.2 million, or 25% of net sales, in the six months ended July 31, 2024 and 2023, respectively. The increase of $7.8 million, was primarily driven by increased sales volumes and better margins due to product mix.

General and administrative expenses:

General and administrative expenses were $12.1 million and $10.7 million in the six months ended July 31, 2024 and 2023, respectively. The increase of $1.4 million, was due to higher payroll expenses and professional service fees.

Selling expenses:

Selling expenses remained consistent and were $ 2.6 million and $ 2.7 million in the six months ended July 31, 2024 and 2023, respectively.

Interest expense:

Net interest expense remained consistent and was $1.0 million and $1.1 million in the six months ended July 31, 2024 and 2023, respectively.

Other (expense) income:

Other (expense) income resulted in expense of $(0.1) million and income of $0.2 million in the six months ended July 31, 2024 and 2023, respectively. The change was primarily due to exchange rate fluctuations in foreign currency transactions.

Income tax expense:

The Company's ETR was 25% and 97% in the six months ended July 31, 2024 and 2023, respectively. The change in the ETR is due to the ability to recognize tax benefits on losses in the United States in the current year whereas the prior year had a full valuation allowance and changes in the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income (loss) attributable to common stock:

Net income (loss) attributable to common stock was $4.7 million and $(0.1) million in the six months ended July 31, 2024 and 2023, respectively. The increase of $4.8 million was mainly due to increased sales activity and better margin performance.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2024 were $9.5 million compared to $5.8 million on January 31, 2024. On July 31, 2024, $0.5 million was held in the United States, and $9.0 million was held at the Company's foreign subsidiaries. The Company's working capital was $44.3 million on July 31, 2024 compared to $41.1 million on January 31, 2024. Of the working capital components, accounts receivable decreased by $6.7 million and cash and cash equivalents increased by $3.7 million as the result of the movements discussed below. As of July 31, 2024, the Company had $4.7 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $12.6 million of borrowing capacity under its foreign revolving credit agreements. The Company had $6.7 million borrowed under the Renewed Senior Credit Facility and $7.8 million borrowed under its foreign revolving credit agreements at July 31, 2024.

Net cash from operating activities was $3.8 million and $3.5 million in the six months ended July 31, 2024 and 2023, respectively. The increase of $0.3 million was primarily attributable to changes in accounts receivable and customer deposits, partially offset by changes to accounts payable and prepaids expenses and other current assets.

Net cash from investing activities in the six months ended July 31, 2024 and 2023 was $(3.2) million and $(6.8) million, respectively. The decrease of $(3.6) million was due primarily to fewer capital expenditures in the United States and Canada.

Net cash from financing activities in the six months ended July 31, 2024 and 2023 was $2.2 million and $3.7 million, respectively. The main source of cash from financing activities in the six months ended July 31, 2024, consisted of net proceeds from borrowings of approximately $2.7 million under the Company's credit facilities, as compared to net proceeds of approximately $4.8 million in the six months ended July 31, 2023. Debt totaled $27.9 million and $25.7 million as of July 31, 2024 and January 31, 2024, respectively. See Note 10 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

Treasury stock. During the twelve months ended January 31, 2024, the Company used the remaining $1.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the three and six months ended July 31, 2024. See Note 15 - Treasury stock, for further discussion relating to this topic.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of  July 31, 2024.

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

As of July 31, 2024, the Company had borrowed an aggregate of $6.7  million at a rate of 10.0%  and had $4.7  million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. , Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $ 2.2 million at July 31, 2024) from a bank in the U.A.E. As of July 31, 2024 the facility has an interest rate of approximately  8.6%, and expired in July 2024, however, the Company has started the process to renew and extend this credit arrangement and the credit facility has continued without interruption and penalty. The Company had borrowed an aggregate of $1.2 million  as of July 31, 2024 and $0.2 million  as of January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  July 31, 2024 and January 31, 2024, the Company had unused borrowing availability of approximately $1.0 million and $1.9 million, respectively.

The Company has a revolving line for 20.5 million U.A.E. Dirhams (approximately $ 5.6 million at July 31, 2024) from a bank in the U.A.E. As of July 31, 2024 the facility has an interest rate of approximately  8.7%. The facility expired in August 2024, however, the Company has started the process to renew and extend this credit arrangement and the credit facility has continued without interruption or penalty. The Company had borrowed an aggregate o f $1.0 million  as of July 31, 2024 and $0.1 million  as of January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  July 31, 2024 and January 31, 2024, the Company had unused borrowing availability of approximately $1.2 million and $1.0 million, respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.1  million at July 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of July 31, 2024, the facility has an interest rate of approximately  20.8% and expires in November 2024. As of July 31, 2024, the Company had substantially nothing outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at January 31, 2024, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  July 31, 2024 and  January 31, 2024, the Company had unused borrowing capacity of $2.1 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximatel y $0.1 million at July 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately 11.0%  and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million outstanding  as of July 31, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0 million Saudi Riyals (approximately $ 9.9 million at  July 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of July 31, 2024, the facility has an interest rate of approximately  9.7%. The Company had borrowed an aggregate o f $2.6 million and $3.2 million  as of July 31, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  July 31, 2024 and  January 31, 2024, was $6.3 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approxim ately $1.1 million and $0.1 million at July 31, 2024 and January 31, 2024, respectively.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of July 31, 2024, with the exception of those arrangements that have expired or are set to expire and have not yet been renewed. Although certain of the arrangements have expired and the borrowings could be required to be repaid immediately by the banks, the Company is in regular communication with the respective banks throughout the renewal process and all of the arrangements have continued without interruption or penalty. On July 31, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of July 31, 2024, the Company's interest rates ranged from  8.6% to 20.8%, with a weighted average rate of 11.5%, and the Company had facility limits totaling $24.7  million under these credit arrangements. As of July 31, 2024 ,  $7.1 million o f availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2024 , the Company had borrow ed $7.8 million and had an additional $12.6 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets  as of July 31, 2024 and January 31, 2024.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 16). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2024, the remaining balance on the mortgage in Canada is approximately CAD 5.9 million (approximately $ 4.3 million at July 31, 2024). The interest rate is variable, and was 8.8%  at July 31, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million  as of July 31, 2024 and January 31, 2024, respectively.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.9 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of July 31, 2024 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $ 40.1 million as of July 31, 2024, with a remaining balance due in the amount of $ 1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.3 million is classified in other  long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the  six months ended July 31, 2024, and at various times throughout 2023, the Company received partial payments to settle $ 0.3 million and $ 0.6 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that supports the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  July 31, 2024. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2024. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously reported, we have material weaknesses in the Company's internal control over information technology general controls ("ITGC"), financial reporting relating to the review and approval of manual journal entries, timely review of the financial close process, and timely review of certain financial policies and procedures and respective HR policies. The Company also did not maintain effective controls at certain operating locations in the Middle East and North Africa ("MENA"), specifically the Company did not maintain sufficient documentation to support an evaluation that controls over business processes were operating effectively. These deficiencies led management to conclude that a material weakness existed with respect to the Company's internal control over financial reporting. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements. As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

To address these matters, the Company has begun implementing its remediation plan. Our ongoing remediation plans include the following:

(i) addressing the identified issues with control owners, including Company leadership and IT personnel; (ii) engaging outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operating business process controls, monitoring and testing reviews focusing on systems supporting our financial reporting process (iii) developing and maintaining documentation underlying ITGCs for knowledge transfer and function changes, including access control and change management; and (iv) outsourcing certain functions to third-party providers, specifically relating to servers and firewalls, and managed detection and response.

Our remediation plans related to entity level controls and business process controls over MENA locations include: (i) addressing issues with control owners, including company leadership; (ii) evaluating and updating the Company's evidence of internal control policies and procedures as needed and providing necessary guidance to applicable locations; (iii) assessing the adequacy and determine whether enhancements are needed to the design of corporate and / or operating locations business process controls; and (iv) augmenting our internal audit function by hiring an additional resource to assist in overseeing the remediation process, including updating policies and procedures, and implementing internal controls; and (v) engaging outside consultants to conduct training sessions.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and will address the related material weaknesses described above. However, the material weaknesses cannot be considered fully remediated until the necessary controls have been appropriately designed and implemented. The remediation processes and procedures will also need to be in operation for a period of time and management conclude through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of July 31, 2024.

Change in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fiscal quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Fifth Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2019]
10.1	Perma-Pipe International Holdings, Inc. 2024 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on June 21, 2024]*
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contracts and compensatory plans or agreements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 11, 2024	By: /s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2024	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)