Form 10-Q/A
period 2024-07-31
Perma-Pipe International Holdings, Inc.
filed 2024-12-23
CIK 914122

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

EXPLANATORY NOTE

Perma-Pipe International Holdings, Inc. (the "Company") is filing this Amendment No. 1 (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the period ended July 31, 2024, filed with the Securities and Exchange Commission (the "SEC") on September 11, 2024 (the "Original Form 10-Q").

On December 19, 2024, the Audit Committee of the Board of Directors of the Company, in consultation with members of the Company's management and the Company's independent registered public accounting firm, concluded that the Company's unaudited consolidated financial statements in its Quarterly Report on Form 10-Q for the six months ended July 31, 2024, should no longer be relied upon because of certain errors as further described below:

The errors resulted from a subsidiary in the Middle East incorrectly recording a duplicate invoice during the three months ended April 30, 2024. This duplication related to the purchase of property, plant, and equipment ("PP&E"), resulting in an overstatement of PP&E and trade accounts payable on the consolidated balance sheet and a corresponding overstatement of net cash provided by operating activities and net cash used in investing activities in the consolidated statement of cash flows. The Company also identified certain intercompany transactions related to asset transfers in the Middle East that were not appropriately eliminated in the Company's unaudited consolidated financial statements. See Note 1 - Basis of presentation (As Restated) in the notes to the consolidated financial statements of this Form 10-Q/A for further details.

The following sections have been amended to reflect the effects of this restatement:

•	Part I - Item 1.	Financial Statements
•	Part I - Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
•	Part I - Item 4.	Controls and Procedures
•	Part II - Item 6.	Exhibits

The Company has amended Item 4 to modify and enhance the Company's disclosure of the material weaknesses in internal control over financial reporting based on our evaluation of the impact of the errors described above.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Except as specifically noted above, this Form 10-Q/A does not modify, amend, or update disclosures in the Original Form 10-Q, and this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any other disclosures.

This Form 10-Q/A should be read in conjunction with the Company's filings with the SEC subsequent to the date on which the Original Form 10-Q was filed.

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

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31, 2024	January 31, 2024
	As Restated
ASSETS
Current assets
Cash and cash equivalents	$9,455	$5,845
Restricted cash	1,426	1,395
Trade accounts receivable, less allowance for credit losses of $713 at July 31, 2024 and $699 at January 31, 2024	39,565	46,646
Inventories	15,823	15,541
Prepaid expenses and other current assets	13,197	9,697
Unbilled accounts receivable	17,850	16,597
Costs and estimated earnings in excess of billings on uncompleted contracts	3,085	3,097
Total current assets	100,401	98,818
Long-term assets
Property, plant and equipment, net of accumulated depreciation	36,457	37,620
Operating lease right-of-use asset	6,938	6,467
Deferred tax assets	7,866	7,919
Goodwill	2,156	2,222
Other long-term assets	3,946	2,665
Total long-term assets	57,363	56,893
Total assets	$157,764	$155,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$19,988	$25,323
Accrued compensation and payroll taxes	1,358	1,214
Commissions and management incentives payable	5,210	4,523
Revolving line - North America	6,699	5,519
Current maturities of long-term debt	5,522	4,071
Customers' deposits	5,949	4,264
Operating lease liability short-term	965	914
Other accrued liabilities	6,178	9,039
Billings in excess of costs and estimated earnings on uncompleted contracts	704	495
Income taxes payable	2,475	2,380
Total current liabilities	55,048	57,742
Long-term liabilities
Long-term debt, less current maturities	8,912	9,035
Long-term finance obligation	3,974	4,229
Deferred compensation liabilities	1,180	1,212
Deferred tax liabilities	1,165	1,217
Operating lease liability long-term	6,689	6,270
Loan payable to GIG	2,753	2,753
Other long-term liabilities	1,403	1,275
Total long-term liabilities	26,076	25,991
Non-controlling interest	8,057	6,266
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,978 issued and outstanding at July 31, 2024 and 8,017 at January 31, 2024	81	80
Additional paid-in capital	59,808	60,063
Treasury stock, 112 shares at July 31, 2024 and January 31, 2024	(968)	(968)
Retained earnings	16,820	12,088
Accumulated other comprehensive loss	(7,158)	(5,551)
Total stockholders' equity	68,583	65,712
Total liabilities and stockholders' equity	$157,764	$155,711

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

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2024	2023
	As Restated
Operating activities
Net income	$6,073	$48
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,717	1,791
Deferred tax expense	203	191
Stock-based compensation expense	396	456
Provision on uncollectible accounts	43	8
Loss (gain) from disposal of fixed assets	-	(5)
Changes in operating assets and liabilities
Accounts receivable	6,454	(9,865)
Inventories	(809)	882
Costs and estimated earnings in excess of billings on uncompleted contracts	221	2,495
Accounts payable	(4,487)	8,044
Accrued compensation and payroll taxes	(48)	(1,650)
Customers' deposits	1,810	534
Income taxes payable	(789)	(766)
Prepaid expenses and other current assets	(2,774)	989
Unbilled accounts receivable	(1,857)	(8)
Other assets and liabilities	(3,409)	389
Net cash provided by operating activities	2,744	3,533
Investing activities
Capital expenditures	(1,233)	(6,797)
Proceeds from insurance recovery for property and equipment	-	5
Net cash used in investing activities	(1,233)	(6,792)
Financing activities
Proceeds from revolving credit lines	39,540	96,920
Payments of debt on revolving credit lines	(36,887)	(92,091)
Payments of principal on finance obligation	(91)	(56)
Payments of other debt	(117)	(124)
Increase (decrease) in drafts payable	8	(178)
Payments on finance lease obligations	(16)	(154)
Repurchase of common stock	-	(312)
Stock options exercised and taxes paid related to restricted shares vested	(201)	(273)
Net cash provided by financing activities	2,236	3,732
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(106)	61
Net increase in cash, cash equivalents and restricted cash	3,641	534
Cash, cash equivalents and restricted cash - beginning of period	7,240	6,793
Cash, cash equivalents and restricted cash - end of period	$10,881	$7,327
Supplemental cash flow information
Cash interest paid	$1,000	$1,302
Cash income taxes paid	2,436	2,234
Fixed assets acquired under finance leases - non-cash	-	139
Fixed assets acquired from non affiliates - non-cash	$-	$4,357

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

(In thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation (As Restated)

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

Restatement and Revision of Previously Issued Financial Statements

During the six months ended July 31, 2024, the Company identified and corrected certain errors relating to (1) a subsidiary in the Middle East incorrectly recording a duplicate invoice related to the purchase of property, plant, and equipment ("PP&E"), resulting in an overstatement of PP&E and trade accounts payable of $1.4 million on the consolidated balance sheet and a corresponding overstatement of net cash provided by operating activities and net cash used in investing activities in the consolidated statement of cash flows during the three months ended April 30, 2024, and (2) certain intercompany transactions related to asset transfers in the Middle East that were not appropriately eliminated in the Company's unaudited consolidated financial statements during the six months ended July 31, 2024. The failure to appropriately eliminate these intercompany transactions resulted in the following errors in the Company's unaudited consolidated financial statements:

•	An overstatement of trade accounts receivable of $0.4 million and a corresponding understatement of PP&E on the consolidated balance sheet.
•	An understatement of net cash provided by operating activities of $0.4 million and a corresponding overstatement in effect of exchange rate changes in the consolidated statement of cash flows.
•	An overstatement of net cash used in investing activities of $0.5 million and corresponding overstatement in effect of exchange rate changes in the consolidated statement of cash flows.

The following tables summarize the impact of these corrections as of and for the periods presented:

	July 31, 2024
Consolidated Balance Sheet	As Reported	Adjustment	As Restated
Trade accounts receivable, less allowance for credit losses	$39,927	$(362)	$39,565
Total current assets	$100,763	$(362)	$100,401

Property, plant and equipment, net of accumulated depreciation	$37,518	$(1,061)	$36,457
Total assets	$159,187	$(1,423)	$157,764

Trade accounts payable	$21,411	(1,423)	$19,988
Total current liabilities	$56,471	$(1,423)	$55,048

	July 31, 2024
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Restated
Operating activities
Loss (gain) from disposal of fixed assets	$29	$(29)	$-
Accounts receivable	6,090	364	6,454
Net cash provided by operating activities	$3,832	$(1,088)	$2,744

Capital expenditures	$(3,180)	$1,947	$(1,233)
Net cash used in investing activities	$(3,180)	$1,947	$(1,233)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$753	$(859)	$(106)

	April 30, 2024
Consolidated Balance Sheet	As Reported	Adjustment	As Revised
Property, plant and equipment, net of accumulated depreciation	$38,211	$(1,423)	$36,788
Total assets	$157,163	$(1,423)	$155,740

Trade accounts payable	$24,672	(1,423)	$23,249
Total current liabilities	$59,410	$(1,423)	$57,987

	April 30, 2024
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Operating activities
Accounts payable	(268)	(1,423)	(1,691)
Net cash provided by operating activities	$1,350	$(1,423)	$(73)

Investing activities
Capital expenditures	$(2,012)	$1,423	$(589)
Net cash used in investing activities	$(2,012)	$1,423	$(589)

Management evaluated the impact on the unaudited consolidated financial statements as of and for the three months ended April 30, 2024, and determined that the impact was not material. Accordingly, management will revise the unaudited consolidated financial statements as of and for the three months ended April 30, 2024, the next time such consolidated financial statements are filed which will be in connection with the issuance of the Quarterly Report on Form 10-Q for the three months ended April 30, 2025.

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

Stock options

The Company did not grant any stock options during the three and six months ended July 31, 2024. The following table summarizes the Company's stock option activity:

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

Liquidity and capital resources

The following discussion pertaining to liquidity and capital resources has been restated to reflect the corrections as further described in Note 1 to the Company's unaudited consolidated financial statements.

Cash and cash equivalents as of July 31, 2024 were $9.5 million compared to $5.8 million on January 31, 2024. On July 31, 2024, $0.5 million was held in the United States, and $9.0 million was held at the Company's foreign subsidiaries. The Company's working capital was $45.4 million on July 31, 2024 compared to $41.1 million on January 31, 2024. Of the working capital components, accounts receivable decreased by $7.0 million and cash and cash equivalents increased by $3.7 million as the result of the movements discussed below. As of July 31, 2024, the Company had $4.7 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $12.6 million of borrowing capacity under its foreign revolving credit agreements. The Company had $6.7 million borrowed under the Renewed Senior Credit Facility and $7.8 million borrowed under its foreign revolving credit agreements at July 31, 2024.

Net cash from operating activities was $2.7 million and $3.5 million in the six months ended July 31, 2024 and 2023, respectively. The decrease of $0.8 million was primarily attributable to changes in accounts payable and prepaid expenses and other current assets, partially offset by changes in accounts receivable and customer deposits.

Net cash from investing activities in the six months ended July 31, 2024 and 2023 was $(1.2) million and $(6.8) million, respectively. The decrease of $(5.6) million was due primarily to fewer capital expenditures in the United States and Canada.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2024. This evaluation included consideration of the controls, processes and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

There are material weaknesses in the Company's internal control over financial reporting, as follows.

We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in financial reporting. This contributed to the following material weaknesses:

We did not design and maintain effective controls over information technology general controls ("ITGC"), specifically related to the policies and procedures over the timely review of security management and monitoring, user access and security administration, password control, administrative access, program change management, data security and back up, review of third-party SOC1 reports, and related management's review of the completeness and accuracy of certain system-generated reports. These material weaknesses did not result in a misstatement to the Company's annual or interim financial statements.

Additionally, we did not design and maintain effective controls over certain controls over financial reporting relating to the review and approval of manual journal entries, review of the financial close process, including the statement of cash flows, and review of certain financial policies and procedures and respective HR policies. We also did not design and maintain effective controls at operating locations in the Middle East and North Africa ("MENA"), including not maintaining sufficient documentation to support an evaluation that controls over business processes were designed and operating effectively. These material weaknesses, which were determined to have existed as of January 31, 2024, and April 30, 2024, resulted in adjustments to property, plant, and equipment, net of accumulated depreciation, trade accounts payable, trade accounts receivable, and the statement of cash flows. These adjustments resulted in a revision of the unaudited consolidated financial statements as of and for the period ended April 30, 2024, and a restatement as of and for the period ended July 31, 2024. Additionally, there is a reasonable possibility that each of these material weaknesses could result in material misstatements of substantially all accounts and disclosures in the Company's annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

To address these matters, the Company has begun implementing its remediation plan. Our ongoing remediation plans include the following:

(i) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (ii) addressing the identified issues with control owners, including Company leadership and IT personnel; (iii) engaging outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operating ITGCs controls, monitoring and testing reviews focusing on systems supporting our financial reporting process (iv) developing and maintaining controls and documentation evidencing those controls underlying ITGCs for knowledge transfer and function changes, including access and program control and change management, data security and back up, reviewing third party SOC1 reports, and reviewing the completeness and accuracy of certain system-generated reports;; and (v) outsourcing certain functions to third-party providers, specifically relating to servers and firewalls, and managed detection and response.

Our remediation plans related to entity level controls, financial reporting controls, and business process controls include:

(i) enhancing the design of controls for the review of and posting of a complete set of journal entries; (ii) evaluating and updating documented formal accounting policies, financial reporting, HR, and financial processes; and overall internal control procedures; and (iii) updating the design of controls for the preparation and review of the statement of cash flows.

Our remediation plans related to our  MENA locations include: (i) addressing issues with control owners, including company leadership; (ii) evaluating and updating the Company's evidence of internal control policies and procedures as needed and providing necessary guidance to applicable locations; (iii) assessing the adequacy and determine whether enhancements are needed to the design of corporate and / or operating locations business process controls; and (iv) augmenting our internal audit function by hiring an additional resource to assist in overseeing the remediation process, including updating policies and procedures, and implementing internal controls; and (v) engaging outside consultants to conduct training sessions.

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

Perma-Pipe International Holdings, Inc.

Date:	December 23, 2024	By: /s/ David J. Mansfield
David J. Mansfield
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2024	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)