Form 10-Q
period 2024-10-31
Perma-Pipe International Holdings, Inc.
filed 2024-12-23
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

On December 23, 2024, there were 7,982,568 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2024

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net sales	$41,563	$45,690	$113,397	$110,489
Cost of sales	27,477	32,506	75,320	81,065
Gross profit	14,086	13,184	38,077	29,424

Operating expenses
General and administrative expenses	7,330	5,674	19,457	16,417
Selling expenses	1,170	1,471	3,757	4,201
Total operating expenses	8,500	7,145	23,214	20,618

Income from operations	5,586	6,039	14,863	8,806

Interest expense	468	640	1,489	1,788
Other expense	(50)	(502)	(156)	(350)
Income before income taxes	5,068	4,897	13,218	6,668

Income tax expense	1,615	1,533	3,692	3,257

Net income	3,453	3,364	9,526	3,411
Less: Net income attributable to non-controlling interest	962	1,429	2,303	1,577
Net income attributable to common stock	$2,491	$1,935	$7,223	$1,834

Weighted average common shares outstanding
Basic	7,981	7,955	7,947	7,996
Diluted	8,027	8,021	7,991	8,106

Earnings per share attributable to common stock
Basic	$0.31	$0.24	$0.91	$0.23
Diluted	$0.31	$0.24	$0.90	$0.23

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

 (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$3,453	$3,364	$9,526	$3,411

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(185)	(2,035)	(1,792)	(2,133)
Comprehensive income	$3,268	$1,329	$7,734	$1,278
Less: Comprehensive income attributable to non-controlling interests	962	1,429	2,303	1,577
Total comprehensive income (loss) attributable to common stock	$2,306	$(100)	$5,431	$(299)

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31, 2024	January 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$13,307	$5,845
Restricted cash	1,419	1,395
Trade accounts receivable, less allowance for credit losses of $704 at October 31, 2024 and $699 at January 31, 2024	39,904	46,646
Inventories	15,957	15,541
Prepaid expenses and other current assets	11,635	9,697
Unbilled accounts receivable	19,684	16,597
Costs and estimated earnings in excess of billings on uncompleted contracts	2,499	3,097
Total current assets	104,405	98,818
Long-term assets
Property, plant and equipment, net of accumulated depreciation	35,652	37,620
Operating lease right-of-use asset	7,403	6,467
Deferred tax assets	7,221	7,919
Goodwill	2,141	2,222
Other long-term assets	3,927	2,665
Total long-term assets	56,344	56,893
Total assets	$160,749	$155,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,788	$25,323
Accrued compensation and payroll taxes	1,280	1,214
Commissions and management incentives payable	5,262	4,523
Revolving line - North America	7,766	5,519
Current maturities of long-term debt	3,682	4,071
Customers' deposits	3,243	4,264
Operating lease liability short-term	1,061	914
Other accrued liabilities	6,634	9,039
Billings in excess of costs and estimated earnings on uncompleted contracts	1,350	495
Income taxes payable	2,728	2,380
Total current liabilities	53,794	57,742
Long-term liabilities
Long-term debt, less current maturities	8,855	9,035
Long-term finance obligation	3,883	4,229
Deferred compensation liabilities	1,407	1,212
Deferred tax liabilities	1,325	1,217
Operating lease liability long-term	7,104	6,270
Loan payable to GIG	2,753	2,753
Other long-term liabilities	1,465	1,275
Total long-term liabilities	26,792	25,991
Non-controlling interest	8,952	6,266
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,983 issued and outstanding at October 31, 2024 and 8,017 at January 31, 2024	80	80
Additional paid-in capital	60,130	60,063
Treasury stock, no shares at October 31, 2024 and 112 shares at January 31, 2024	-	(968)
Retained earnings	18,344	12,088
Accumulated other comprehensive loss	(7,343)	(5,551)
Total stockholders' equity	71,211	65,712
Total liabilities and stockholders' equity	$160,749	$155,711

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income attributable to common stock	-	-	1,443	-	-	1,443
Common stock issued under stock plans, net of shares used for tax withholding	-	8	-	-	-	8
Stock-based compensation expense	-	220	-	-	-	220
Amount attributable to non-controlling interest	-	(421)	-	-	-	(421)
Foreign currency translation adjustment	-	-	-	-	(1,415)	(1,415)
Total stockholders' equity at April 30, 2024	$80	$59,870	$13,531	$(968)	$(6,966)	$65,547

Net income attributable to common stock	-	-	3,289	-	-	3,289
Common stock issued under stock plans, net of shares used for tax withholding	1	(210)	-	-	-	(209)
Stock-based compensation expense	-	177	-	-	-	177
Amount attributable to non-controlling interest	-	(29)	-	-	-	(29)
Foreign currency translation adjustment	-	-	-	-	(192)	(192)
Total stockholders' equity at July 31, 2024	$81	$59,808	$16,820	$(968)	$(7,158)	$68,583

Net income attributable to common stock	-	-	2,491	-	-	2,491
Common stock issued under stock plans, net of shares used for tax withholding	-	23	-	-	-	23
Retirement of treasury stock	(1)	-	(967)	968	-	-
Stock-based compensation expense	-	232	-	-	-	232
Amount attributable to non-controlling interest	-	67	-	-	-	67
Foreign currency translation adjustment	-	-	-	-	(185)	(185)
Total stockholders' equity at October 31, 2024	$80	$60,130	$18,344	$-	$(7,343)	$71,211

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net loss attributable to common stock	-	-	(1,123)	-	-	(1,123)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(437)	(437)
Total stockholders' equity at April 30, 2023	$80	$62,791	$494	$(26)	$(6,886)	$56,453

Net income attributable to common stock	-	-	1,022	-	-	1,022
Common stock issued under stock plans, net of shares used for tax withholding	-	(274)	-	-	-	(274)
Repurchase of common stock	1	-	-	(312)	-	(311)
Stock-based compensation expense	-	245	-	-	-	245
Foreign currency translation adjustment	-	-	-	-	339	339
Total stockholders' equity at July 31, 2023	$81	$62,762	$1,516	$(338)	$(6,547)	$57,474

Net income attributable to common stock	-	-	1,935	-	-	1,935
Repurchase of common stock	(1)	-	-	(629)	-	(630)
Stock-based compensation expense	-	229	-	-	-	229
Foreign currency translation adjustment	-	-	-	-	(2,035)	(2,035)
Total stockholders' equity at October 31, 2023	$80	$62,991	$3,451	$(967)	$(8,582)	$56,973

Shares	2024	2023
Balances at beginning of year	8,016,781	8,007,002
Treasury stock retired	(112,015)	-
Shares issued, net of shares used for tax withholding	77,802	66,726
Prior period adjustments	-	(56,947)
Balances at period end	7,982,568	8,016,781

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2024	2023
Operating activities
Net income	$9,526	$3,411
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,687	2,774
Deferred tax expense	1,019	145
Stock-based compensation expense	629	686
Provision on uncollectible accounts	83	(37)
Loss (gain) from disposal of fixed assets	130	(13)
Changes in operating assets and liabilities
Accounts receivable	6,047	(5,377)
Inventories	(970)	(1,426)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,452	(175)
Accounts payable	(3,954)	9,346
Accrued compensation and payroll taxes	(124)	1,167
Customers' deposits	(894)	1,272
Income taxes payable	(904)	327
Prepaid expenses and other current assets	(952)	205
Unbilled accounts receivable	(3,708)	(2,776)
Other assets and liabilities	(2,161)	(1,912)
Net cash provided by operating activities	7,906	7,617
Investing activities
Capital expenditures	(1,555)	(8,204)
Proceeds from insurance recovery for property and equipment	-	5
Net cash used in investing activities	(1,555)	(8,199)
Financing activities
Proceeds from revolving credit lines	57,637	120,467
Payments of debt on revolving credit lines	(55,765)	(117,419)
Payments of principal on finance obligation	(138)	(84)
Payments of other debt	(174)	(179)
Decrease in drafts payable	(19)	(199)
Payments on finance lease obligations	(23)	(176)
Repurchase of common stock	-	(941)
Stock options exercised and taxes paid related to restricted shares vested	(178)	(273)
Net cash provided by financing activities	1,340	1,196
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(205)	1
Net increase in cash, cash equivalents and restricted cash	7,486	615
Cash, cash equivalents and restricted cash - beginning of period	7,240	6,793
Cash, cash equivalents and restricted cash - end of period	$14,726	$7,408
Supplemental cash flow information
Cash interest paid	$1,456	$1,754
Cash income taxes paid	3,297	2,546
Fixed assets acquired from non affiliates - non-cash	$-	$4,357

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2024

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

Revision of Previously Issued Financial Statements

During the six months ended July 31, 2024, the Company identified and corrected an error relating to a subsidiary in the Middle East incorrectly recording a duplicate invoice related to the purchase of property, plant, and equipment ("PP&E"), resulting in an overstatement of PP&E and trade accounts payable of $1.4 million on the unaudited consolidated balance sheet as of April 30, 2024, and a corresponding overstatement of net cash provided by operating activities and net cash used in investing activities in the consolidated statement of cash flows during the three months ended April 30, 2024. The Company determined that the error was not material to the unaudited consolidated financial statements in its Quarterly Report on Form 10-Q for the three months ended April 30, 2024. However, in order to correctly present the unaudited consolidated financial statements, management will revise the unaudited consolidated financial statements as of and for the three months ended April 30, 2024, the next time such unaudited consolidated financial statements are filed which will be in connection with the issuance of the Quarterly Report on Form 10-Q for the three months ended April 30, 2025.

The following tables summarize the impact of this correction as of and for the periods presented:

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

Note 2 - Business segment reporting

The Company is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company engineers, manufactures and sells pre-insulated specialty piping systems and leak detection systems. Pre-insulated specialty piping systems include: (i) insulated and jacketed district heating and cooling piping systems for efficient energy distribution from central energy plants to multiple locations, (ii) primary and secondary containment piping systems for transporting chemicals, hazardous fluids and petroleum products, (iii) the coating and/or insulation of oil and gas gathering and transmission pipelines, and (iv) liquid and powder based anti-corrosion coatings applied both to the external and internal surfaces of steel pipe, including shapes like bends, reducers, tees, and other spools/fittings used in pipelines for the transportation of oil and gas products and potable water. The Company's leak detection systems are sold with its piping systems or on a stand-alone basis to monitor areas where fluid intrusion may contaminate the environment, endanger personal safety, cause a fire hazard, impair essential services or damage equipment or property.

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

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $40.1 million as of October 31, 2024, with a remaining balance due in the amount of $1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $1.3 million is classified in other long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the nine months ended October 31, 2024, and at various times throughout 2023, the Company received partial payments to settle $0.3 million and $0.6 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  October 31, 2024. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

For the three months ended October 31, 2024, no individual customer accounted for more than 10% of the Company's consolidated net sales, and during the same period in 2023, one customer accounted for greater than 10% of the Company's consolidated net sales. For the nine months ended October 31, 2024 and 2023, no individual customer accounted for more than 10% of the Company's consolidated net sales.

As of  October 31, 2024 and January 31, 2024, no individual customer accounted for more than 10% of the Company's accounts receivable, and one customer accounted for more than 10% of the Company's accounts receivable, respectively.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Systems and Coating - which include all bundled products in which the Company engineers, and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and oil & gas markets.

2)	Products - which include cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2024 and 2023 are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Products	$3,622	8%	$2,553	5%	$9,670	8%	$7,541	7%

Specialty Piping Systems and Coating
Revenue recognized under input method	12,268	30%	18,641	41%	35,020	31%	41,779	38%
Revenue recognized under output method	25,673	62%	24,496	54%	68,707	61%	61,169	55%
Total	$41,563	100%	$45,690	100%	$113,397	100%	$110,489	100%

The input method as noted in ASC 606-10-55-20 is used by certain operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract over time. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the "over time" method is the most faithful depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and other direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

The output method as noted in ASC 606-10-55-17 is used by all other operating entities to measure revenue by the direct measurement of the outputs produced relative to the remaining goods promised under the contract. Due to the types of end customers, generally these contracts require formal inspection protocols or specific export documentation for units produced, or produced and shipped, therefore, the output method is the most faithful depiction of the Company’s performance under the contract. Depending on the conditions of the contract, revenue may be recognized based on units produced, inspected and held by the Company prior to shipment or on units produced, inspected and shipped.

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

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	October 31, 2024	January 31, 2024
Costs incurred on uncompleted contracts	$15,742	$21,912
Estimated earnings	11,766	11,270
Earned revenue	27,508	33,182
Less billings to date	26,359	30,580
Costs in excess of billings, net	$1,149	$2,602
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,499	$3,097
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,350)	(495)
Costs in excess of billings, net	$1,149	$2,602

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  October 31, 2024 will be billed and collected within one year.

Unbilled accounts receivable

The Company has recorded $19.7 million and $16.6 million of unbilled accounts receivable on the consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  October 31, 2024 will be billed within one year.

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

Inventories consisted of the following:

	October 31, 2024	January 31, 2024
Raw materials	$15,033	$13,787
Work in process	481	611
Finished goods	1,264	2,022
Subtotal	16,778	16,420
Less allowance	821	879
Inventories	$15,957	$15,541

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

The Company's worldwide effective tax rates ("ETR") for the three months ended October 31, 2024 and 2023 were 32% and 31%, respectively. The Company's ETR was 28% and 49% for the nine months ended October 31, 2024 and 2023, respectively. The change in the ETR is due to the ability to recognize tax benefits on losses in the United States in the current year, whereas the prior year had a full valuation allowance and changes to the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either as remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $0.8 million as of October 31, 2024 related to these taxes.

Note 7 - Goodwill

All identifiable goodwill as of October 31, 2024 and January 31, 2024, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur that could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2024	Foreign exchange change effect	October 31, 2024
Goodwill	$2,222	$(81)	$2,141

There were no triggering events identified during the three and nine months ended October 31, 2024.

Note 8 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At  October 31, 2024, the Company had reserved a total 196,276 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

The Company's 2024 Omnibus Stock Incentive Plan, dated May 28, 2024, was approved by the Company's stockholders in July 2024 ("2024 Plan"). The 2024 Plan will expire in July 2027. The 2024 Plan authorizes awards to officers, employees, consultants, and independent directors. The 2024 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Restricted stock-based compensation expense	$232	$227	$629	$686

Stock options

The Company did not grant any stock options during the three or nine months ended October 31, 2024. The following table summarizes the Company's stock option activity:

	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2024	22	$11.15	0.7	$6
Exercised	(5)	6.89	-	21
Expired or forfeited	(17)	12.41	-	-
Outstanding and exercisable at October 31, 2024	-	$6.85	1.1	$4

There was no vesting, expiration or forfeiture of previously unvested stock options during the nine months ended October 31, 2024. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the nine months ended  October 31, 2024:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2024	222	$9.33	$2,078
Granted	108	8.81
Vested and issued	(73)	9.36
Forfeited or retired for taxes	(27)	10.29
Outstanding at October 31, 2024	230	$9.05	$2,080

As of October 31, 2024, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 1.9 years.

Note 9 - Earnings per share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Basic weighted average common shares outstanding at October 31, 2024	7,981	7,955	7,947	7,996
Dilutive effect of equity compensation plans	46	66	44	110
Weighted average common shares outstanding assuming full dilution	8,027	8,021	7,991	8,106

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	-	122	2	18
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	46	66	44	170

Net income attributable to common stock	$2,491	$1,935	$7,223	$1,834

Earnings per share attributable to common stock
Basic	$0.31	$0.24	$0.91	$0.23
Diluted	$0.31	$0.24	$0.90	$0.23

Note 10 - Debt

Debt totaled $27.0 million and $25.7 million at October 31, 2024 and January 31, 2024, respectively.

Revolving lines - North America. On September 20, 2018, and as amended, extended, or renewed subsequently thereafter, the Company and certain of its U.S. and Canadian subsidiaries (collectively the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Credit Agreement with PNC was subsequently extended on September 17, 2021, providing for a new five-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the "Renewed Senior Credit Facility"). The Renewed Senior Credit Facility matures on September 20, 2026.

As of October 31, 2024, the Company had borrowed an aggregate of $7.8 million at a rate of 9.5% and had $3.5 million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  October 31, 2024.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement, pursuant to which the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company leases back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.9 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2024. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2  million at October 31, 2024 ) from a bank in the U.A.E. As of October 31, 2024 , the facility has an interest rate of approximately  7.7%  and expired in July 2024. The facility was subsequently renewed in November 2024 with substantially the same terms and conditions and expires in July 2025.  The Company had borrowed an aggregate of $1.1 million  as of October 31, 2024 and $0.2 million  as of January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  October 31, 2024 and January 31, 2024 , the Company had unused borrowing availability of approximately $1.0 million and $1.9 million, respectively.

The Company has a revolving line for 20.5  million U.A.E. Dirhams (approximately $ 5.6  million at October 31, 2024 ) from a bank in the U.A.E. As of October 31, 2024 , the facility has an interest rate of approximately  8.6%  and expired in August 2024. The facility was subsequently renewed in November 2024 with substantially the same terms and conditions, except for the revolving line, which decreased to 17.5 million U.A.E. Dirhams (approximately $4.8 million at  October 31, 2024 ) and expires in August 2025. The reduction in the revolving line was due primarily to the removal of 2 million U.A.E. Dirhams (approximately $0.5 million) in connection with a capital expenditure component that is no longer applicable to the revolving credit facility and, to a lesser extent, 1 million U.A.E. Dirhams (approximately $0.3 million) due to a decrease in revolver capacity. The Company had borrowed an aggregate of $0.7 million  as of October 31, 2024 and $0.1 million  as of January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $1.0 million as of  October 31, 2024 and January 31, 2024 , respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0  million Egyptian Pounds (approximately $ 2.0  million at October 31, 2024 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of October 31, 2024 , the facility has an interest rate of approximately  20.8%  and expired in November 2024. The Company has started the process to renew and extend this credit agreement and the credit facility has continued without interruption or penalty.  As of  October 31, 2024 , the Company had an immaterial amount outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at  January 31, 2024 , which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  October 31, 2024  and  January 31, 2024 , the Company had unused borrowing capacity of $2.0 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  2.1  million Egyptian Pounds (approximately $0.1 million at October 31, 2024 ). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  11.0%  and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million outstanding  as of October 31, 2024 and January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  October 31, 2024). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of October 31, 2024, the facility has an interest rate of approximately 9.5%. The Company had borrowed an aggregate of $1.3 million and $3.2 million as of October 31, 2024 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  October 31, 2024 and  January 31, 2024, was $3.3 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $1.1 million and $0.1 million at  October 31, 2024 and  January 31, 2024, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of October 31, 2024, with the exception of an arrangement that has expired and has not yet been renewed. Although a certain arrangement has expired and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangement has continued without interruption or penalty. On October 31, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2024, the Company's interest rates ranged from 7.7% to 20.8%, with a weighted average rate of 10.6%, and the Company had facility limits totaling $19.7 million under these credit arrangements. As of October 31, 2024, $11.0 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2024, the Company had borrowed $3.2 million and had an additional $8.3 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of October 31, 2024 and January 31, 2024.

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

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of October 31, 2024, the remaining balance on the mortgage in Canada is approximately CAD 5.8 million (approximately $4.2 million at October 31, 2024). The interest rate is variable, and was 7.8% at October 31, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of October 31, 2024 and January 31, 2024, respectively.

Note 11 - Leases

The Company classifies its leases as either operating or finance leases, which are recorded on the Company's consolidated balance sheets. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term in the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt less current maturities in the Company's consolidated balance sheets.

In calculating the ROU asset and lease liability, the Company elects to combine lease and non-lease components. Additionally, most of the Company's leases do not provide an implicit rate, resulting in the Company using its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The Company excludes short-term leases having an initial term of 12 months or less in accordance with an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Operating Leases.

In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company built a facility. The initial annual payments were approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  October 31, 2024), inclusive of rent, escalation clauses, and other common charges contained in the agreement. The lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor in connection with a lease of land and buildings in Fujairah in the U.A.E., for which the Company intended to relocate to a different facility in Abu Dhabi. Portions of the leased space were vacated in December 2022, and the Company expects to vacate the remaining space in December 2024. In connection with the Notices of Termination, the Company was required to pay an additional amount equal to three months' rent. This also resulted in adjustments to reduce the carrying balances attributable to short-term and long-term operating lease liabilities and operating lease right-of-use assets by $0.4 million, $6.0 million, and $5.5 million, respectively. The additional payment and the effect of these adjustments were recorded in prior periods, and did not impact the Company's consolidated financial statements for the year ended  January 31, 2024, or during the three and nine months ended October 31, 2024. There were no other adjustments in connection with the Notices the Termination.

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

At  October 31, 2024, the Company had finance lease liabilities of $0.1 million included in current maturities of long-term debt and long-term debt less current maturities, and financial ROU assets of $0.3 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	October 31, 2024	January 31, 2024
Finance leases assets:
Property and Equipment - gross	$935	$970
Accumulated depreciation and amortization	(615)	(536)
Property and Equipment - net	$320	$434

Finance lease liabilities:
Finance lease liability short-term	$33	$113
Finance lease liability long-term	53	-
Total finance lease liabilities	$86	$113

Operating lease assets:
Operating lease ROU assets	$7,403	$6,467

Operating lease liabilities:
Operating lease liability short-term	$1,061	$914
Operating lease liability long-term	7,104	6,270
Total operating lease liabilities	$8,165	$7,184

Total lease costs consist of the following:

		Three Months Ended October 31,		Nine Months Ended October 31,
Lease costs	Consolidated Statements of Operations Classification	2024	2023	2024	2023
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$25	$37	$100	$121
Interest on lease liabilities	Interest expense	1	3	5	7
Operating lease costs	Cost of sales, SG&A expenses	463	564	1,361	1,450
Short-term lease costs (1)	Cost of sales, SG&A expenses	151	99	384	350
Sub-lease income	SG&A expenses	-	(20)	-	(61)
Total Lease costs		$640	$683	$1,850	$1,867

(1) Includes variable lease costs, which are not material.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$23	$176
Operating cash outflows from finance leases	5	7
Operating cash outflows from operating leases	1,690	1,399

ROU assets obtained in exchange for new lease obligations:
Finance leases liabilities	$-	$139
Operating leases liabilities	$1,718	$3,615

Weighted-average lease terms and discount rates are as follows:

October 31, 2024
Weighted-average remaining lease terms (in years):
Finance leases	2.5
Operating leases	12.3

Weighted-average discount rates:
Finance leases	6.4%
Operating leases	10.1%

Maturities of lease liabilities as of October 31, 2024, are as follows:

	Operating Leases	Finance Leases
For the six months ending January 31, 2025	$396	$9
For the year ended January 31, 2026	2,154	37
For the year ended January 31, 2027	2,148	37
For the year ended January 31, 2028	2,147	9
For the year ended January 31, 2029	1,805	-
For the year ended January 31, 2030	773	-
Thereafter	7,162	-
Total lease payments	$16,585	$92

Less: amount representing interest	(8,420)	(6)
Total lease liabilities at October 31, 2024	$8,165	$86

Rent expense attributable to operating leases was $0.6 million for the three months ended  October 31, 2024 and 2023, respectively.

Note 12 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	October 31, 2024	January 31, 2024
Cash and cash equivalents	$13,307	$5,845
Restricted cash	1,419	1,395
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,726	$7,240

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

Note 14 - Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard update requires additional disclosures, including further details about segment expenses regarding a public entity's reportable segments on an annual and interim basis. The additional segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is still evaluating the impact of these updated disclosure requirements on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Pursuant to this standard update, companies are required to provide additional information which is primarily attributable to the rate reconciliation and income taxes paid. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024. The Company is still evaluating this standard update but does not expect it to have a material impact on its financial position or results of operations.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In accordance with this standard update, companies are required to disclose specified information about certain costs and expenses in the notes to the financial statements at each interim and annual reporting period. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard update on its consolidated financial statements and related disclosures.

Note 15 - Treasury stock

The repurchase program approved on October 4, 2021 authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022 the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the twelve months ended  January 31, 2024, the Company used the remaining $1.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the three and nine months ended October 31, 2024.

On August 29, 2024, the Company retired all remaining treasury stock previously repurchased under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease in retained earnings in accordance with ASC 505-30, Equity-Treasury Stock.

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

The balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. The carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $31.8 million and $18.5 million, respectively, as of  October 31, 2024.

The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to the non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to the non-controlling interest as temporary equity within the consolidated balance sheets. This temporary equity presentation is the result of the non-controlling interest being subject to certain redemption rights that are not entirely within the Company's control. Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value attributable to the non-controlling interest to fair value, which is limited to its original carrying value at the formation of the business arrangement. Adjustments made to reflect the change in the value of the redeemable non-controlling interest are offset against permanent equity within the Company's consolidated balance sheets.

Net income attributable to GIG was $1.0 million and $1.4 million for the three months ended  October 31, 2024 and 2023, respectively. Net income attributable to GIG was $2.3 million and $1.6 million for the nine months ended October 31, 2024 and 2023, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The non-controlling interest as measured at fair value was $9.0 million and $6.3 million at  October 31, 2024 and  January 31, 2024, respectively. The change in non-controlling interest consists of $2.3 million in current year net income attributable to non-controlling interest, and approximately $0.4 million as an adjustment to the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or other forms of distributions from non-controlling interest for the period ended  October 31, 2024 and  January 31, 2024, respectively.

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

	Three Months Ended October 31,					Nine Months Ended October 31,
	2024		2023		Change favorable (unfavorable)	2024		2023		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$41,563		$45,690		$(4,127)	$113,397		$110,489		$2,908

Gross profit	14,086	34%	13,184	29%	902	38,077	34%	29,424	27%	8,653

General and administrative expenses	7,330	18%	5,674	12%	(1,656)	19,457	17%	16,417	15%	(3,040)

Selling expense	1,170	3%	1,471	3%	301	3,757	3%	4,201	4%	444

Interest expense	468		640		172	1,489		1,788		299

Other expense	(50)		(502)		452	(156)		(350)		194

Income before income taxes	5,068		4,897		171	13,218		6,668		6,550

Income tax expense	1,615		1,533		(82)	3,692		3,257		(435)

Net income (loss)	3,453		3,364		89	9,526		3,411		6,115

Less: Net income attributable to non-controlling interest	962		1,429		467	2,303		1,577		(726)

Net income (loss) attributable to common stock	2,491		1,935		556	7,223		1,834		5,389

Three months ended October 31, 2024 vs. Three months ended October 31, 2023

Net sales:

Net sales were $ 41.6 million and $ 45.7 million in the three months ended October 31, 2024 and 2023, respectively.  The  decrease o f $4.1  million, or 9%,  was a result of the timing of project execution.

Gross profit:

Gross profit was $14.1 million, or 34% of net sales, and $13.2 million, or 29% of net sales, in the three months ended October 31, 2024 and 2023, respectively. The increase of $0.9 million, was driven primarily by better margins due to product mix.

General and administrative expenses:

General and administrative expenses were $7.3 million and $5.7 million in the three months ended October 31, 2024 and 2023, respectively. The increase of $1.6 million, was due to higher payroll expenses and professional fees in the quarter.

Selling expenses:

Selling expenses were $ 1.2 million and $ 1.5 million in the  three months ended October 31, 2024 and 2023, respectively. The  decrease of $ 0.3 million, was due to lower payroll expense in the quarter.

Interest expense:

Net interest expense remained consistent and was $0.5 million and $0.6 million in the three months ended October 31, 2024 and 2023, respectively.

Other expense:

Other expense was $0.1 million and $0.5 million in the three months ended October 31, 2024 and 2023, respectively. The decrease of $0.4 million, was due primarily to exchange rate fluctuations in foreign currency transactions.

Income tax expense:

The Company's ETR was 32% and 31% in the three months ended October 31, 2024 and 2023, respectively. The change in the ETR is due to the ability to recognize tax benefits on losses in the United States in the current year whereas the prior year had a full valuation allowance and changes to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $2.5 million and $1.9 million in the three months ended October 31, 2024 and 2023, respectively. The increase of $0.6 million, was mainly due to better project execution in the quarter.

Nine months ended October 31, 2024 vs. Nine months ended October 31, 2023

Net sales:

Net sales were $ 113.4 million and $ 110.5 million in the nine months ended October 31, 2024 and 2023, respectively.  The  increase o f $2.9  million, or 3% , was a result of increased sales volumes in the Middle East.

Gross profit:

Gross profit was $38.1 million, or 34% of net sales, and $29.4 million, or 27% of net sales, in the nine months ended October 31, 2024 and 2023, respectively. The increase of $8.7 million, was driven primarily by better margins due to product mix.

General and administrative expenses:

General and administrative expenses were $19.5 million and $16.4 million in the nine months ended October 31, 2024 and 2023, respectively. The increase of $3.1 million, was due to higher payroll expenses and professional fees.

Selling expenses:

Selling expenses were $ 3.8 million and $ 4.2 million in the nine months ended October 31, 2024 and 2023, respectively. The  decrease of $ 0.4 million, was due to lower payroll expenses.

Interest expense:

Net interest expense was $1.5 million and $1.8 million in the nine months ended October 31, 2024 and 2023, respectively. The decrease of $0.3 million, was due primarily to declining interest rates on certain variable rate debt.

Other expense:

Other expense was $0.2 million and $0.4 million in the nine months ended October 31, 2024 and 2023, respectively. The change was due primarily to exchange rate fluctuations in foreign currency transactions.

Income tax expense:

The Company's ETR was 28% and 49% in the nine months ended October 31, 2024 and 2023, respectively. The change in the ETR is due to the ability to recognize tax benefits on losses in the United States in the current year whereas the prior year had a full valuation allowance and changes to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $7.2 million and $1.8 million in the nine months ended October 31, 2024 and 2023, respectively. The increase of $5.4 million, was mainly due to better project execution during the year.

Liquidity and capital resources

Cash and cash equivalents as of October 31, 2024 were $13.3 million compared to $5.8 million on January 31, 2024. On October 31, 2024, $0.9 million was held in the United States, and $12.4 million was held at the Company's foreign subsidiaries. The Company's working capital was $50.6 million on October 31, 2024 compared to $41.1 million on January 31, 2024. Of the working capital components, accounts receivable decreased by $6.7 million and cash and cash equivalents increased by $7.5 million as the result of the movements discussed below. As of October 31, 2024, the Company had $3.5 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $8.3 million of borrowing capacity under its foreign revolving credit agreements. The Company had $7.8 million borrowed under the Renewed Senior Credit Facility and $3.2 million borrowed under its foreign revolving credit agreements at October 31, 2024.

Net cash provided by operating activities was $7.9 million and $7.6 million in the nine months ended October 31, 2024 and 2023, respectively. The increase of $0.3 million was primarily attributable to changes in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by changes to accounts payable.

Net cash used in investing activities in the nine months ended October 31, 2024 and 2023 was $(1.6) million and $(8.2) million, respectively. The decrease of $(6.6) million was due primarily to fewer capital expenditures in the United States and Canada.

Net cash provided by financing activities in the nine months ended October 31, 2024 and 2023 remained consistent and was $1.3 million and $1.2 million, respectively. Debt totaled $27.0 million and $25.7 million as of October 31, 2024 and January 31, 2024, respectively. See Note 10 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

Treasury stock. During the twelve months ended January 31, 2024, the Company used the remaining $1.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the three and nine months ended October 31, 2024. See Note 15 - Treasury stock, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

Revolving lines - North America . On September 20, 2018, and as amended, extended, or renewed subsequently thereafter, the Company and certain of its U.S. and Canadian subsidiaries (collectively the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”). The Credit Agreement with PNC was subsequently extended on September 17, 2021, providing for a new five-year $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the "Renewed Senior Credit Facility"). The Renewed Senior Credit Facility matures on September 20, 2026.

As of October 31, 2024, the Company had borrowed an aggregate of $7.8  million at a rate of 9.5%  and had $3.5  million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  October 31, 2024.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. , Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2  million at October 31, 2024 ) from a bank in the U.A.E. As of October 31, 2024 , the facility has an interest rate of approximately  7.7%  and expired in July 2024. The facility was subsequently renewed in November 2024 with substantially the same terms and conditions and expires in July 2025.  The Company had borrowed an aggregate of $1.1 million  as of October 31, 2024 and $0.2 million  as of January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  October 31, 2024 and January 31, 2024 , the Company had unused borrowing availability of approximately $1.0 million and $1.9 million, respectively.

The Company has a revolving line for 20.5  million U.A.E. Dirhams (approximately $ 5.6  million at October 31, 2024 ) from a bank in the U.A.E. As of October 31, 2024 , the facility has an interest rate of approximately  8.6%  and expired in August 2024. The facility was subsequently renewed in November 2024 with substantially the same terms and conditions, except for the revolving line, which decreased to 17.5 million U.A.E. Dirhams (approximately $4.8 million at  October 31, 2024 ) and expires in August 2025. The reduction in the revolving line was due primarily to the removal of 2 million U.A.E. Dirhams (approximately $0.5 million) in connection with a capital expenditure component that is no longer applicable to the revolving credit facility and, to a lesser extent, 1 million U.A.E. Dirhams (approximately $0.3 million) due to a decrease in revolver capacity. The Company had borrowed an aggregate of $0.7 million  as of October 31, 2024 and $0.1 million  as of January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $1.0 million as of  October 31, 2024 and January 31, 2024 , respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0  million Egyptian Pounds (approximately $ 2.0  million at October 31, 2024 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of October 31, 2024 , the facility has an interest rate of approximately  20.8%  and expired in November 2024. The Company has started the process to renew and extend this credit agreement and the credit facility has continued without interruption or penalty.  As of  October 31, 2024 , the Company had an immaterial amount outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at  January 31, 2024 , which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  October 31, 2024  and  January 31, 2024 , the Company had unused borrowing capacity of $2.0 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has made collections, the facility has decreased to a current amount of  2.1  million Egyptian Pounds (approximately $0.1 million at October 31, 2024 ). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  11.0%  and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had approximately $0.1 million outstanding  as of October 31, 2024 and January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0  million Saudi Riyals (approximately $ 9.9  million at  October 31, 2024 ). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of October 31, 2024 , the facility has an interest rate of approximately  9.5% . The Company had borrowed an aggregate of $1.3 million and $3.2 million  as of October 31, 2024 and January 31, 2024 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  October 31, 2024  and  January 31, 2024 , was $3.3 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approxim ately $1.1 million and $0.1 million at October 31, 2024 and January 31, 2024, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of October 31, 2024, with the exception of an arrangement that has expired and has not yet been renewed. Although a certain arrangement has expired and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangement has continued without interruption or penalty. On October 31, 2024, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2024, the Company's interest rates ranged from  7.7% to 20.8%, with a weighted average rate of 10.6%, and the Company had facility limits totaling $19.7  million under these credit arrangements. As of October 31, 2024 ,  $11.0 million o f availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2024 , the Company had borrow ed $3.2 million and had an additional $8.3 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets  as of October 31, 2024 and January 31, 2024.

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

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of October 31, 2024, the remaining balance on the mortgage in Canada is approximately CAD 5.8 million (approximately $ 4.2 million at October 31, 2024). The interest rate is variable, and was 7.8%  at October 31, 2024. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million  as of October 31, 2024 and January 31, 2024, respectively.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement, pursuant to which the Company sold its land and buildings in Lebanon, Tennessee (the "Property") for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale, the Company paid off the approximately $0.9 million mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company leases back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.9 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2024 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $ 40.1 million as of October 31, 2024, with a remaining balance due in the amount of $ 1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.3 million is classified in other  long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the  nine months ended October 31, 2024, and at various times throughout 2023, the Company received partial payments to settle $ 0.3 million and $ 0.6 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  October 31, 2024. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2024. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

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

Additionally, we did not design and maintain effective controls over certain controls over financial reporting relating to the review and approval of manual journal entries, review of the financial close process, including the statement of cash flows, and review of certain financial policies and procedures and respective HR policies. We also did not design and maintain effective controls at operating locations in the Middle East and North Africa ("MENA"), including not maintaining sufficient documentation to support an evaluation that controls over business processes were designed and operating effectively. These material weaknesses resulted in adjustments to property, plant, and equipment, net of accumulated depreciation, trade accounts payable, trade accounts receivable, and the statement of cash flows. These adjustments resulted in a revision of the unaudited consolidated financial statements as of and for the period ended April 30, 2024, a restatement as of and for the period ended July 31, 2024 and material adjustments as of and for the period ended October 31, 2024. Additionally, there is a reasonable possibility that each of these material weaknesses could result in material misstatements of substantially all accounts and disclosures in the Company's annual or interim financial statements that would not be prevented or detected on a timely basis.

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

PART II OTHER INFORMATION

Item 5.	Other Information

During the three months ended October 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

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