Form 10-K
period 2025-01-31
Perma-Pipe International Holdings, Inc.
filed 2025-05-01
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File No. 001-32530

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25025 I-45, Suite 200, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)
(281) 598-6222
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $71,626,601 based on the closing sale price of $9.49 per share as reported on the Nasdaq Global Market on July 31, 2024.

The number of shares of the registrant's common stock outstanding at April 21, 2025 was 7,982,568.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2025

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

Market Condition Risks

•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s customers’ liquidity and access to capital funds;

Financial Risks

•	the Company’s ability to maintain compliance with debt covenants, repay its debt and renew expiring credit facilities;
•	the Company's ability to maintain sustained levels of profitability or positive cash flows in the future;
•	the Company’s ability to effectively execute its strategic plan and achieve sustained profitability and positive cash flows;
•	the Company's ability to collect a long-term account receivable related to a project in the Middle East;
•	the Company's ability to interpret and adapt to changes in tax regulations and legislation;
•	the Company’s ability to use its net operating loss carryforwards;
•	the Company's inability to establish and maintain effective internal control over financial reporting;
•	changes in estimates which could result in a reduction or elimination of previously recorded revenues and profit in connection with "over time" revenue recognition;

Business Condition Risks

•	the timing of order receipt, execution, delivery and acceptance for the Company’s products;
•	the Company’s ability to successfully negotiate progress-billing arrangements for its large contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to manufacture products free of latent defects and to recover from suppliers who may provide defective materials to the Company;
•	reductions or cancellations of orders included in the Company’s backlog;
•	risks and uncertainties specific to the Company's international business operations;

General Risks

•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

ITEM 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company", "we", "our" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is traded on the Nasdaq Global Market and reported under the ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2025, 2024 and 2023 are for the fiscal year ending January 31, 2026 and the fiscal years ended January 31, 2025 and 2024, respectively.

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

Operating Facilities. The Company operates its business from the following locations:

Perma-Pipe, Inc.	Perma-Pipe Middle East LLC
Rolling Meadows, IL	Abu Dhabi, United Arab Emirates
New Iberia, LA	Perma-Pipe Middle East FZC
Lebanon, TN	Fujairah, United Arab Emirates
Perma-Pipe Canada, Ltd.	Perma-Pipe Saudi Arabia, LLC
Camrose, Alberta, Canada	Perma-Pipe Gulf Arabia, LLC
Vars, Ontario, Canada	Dammam, Kingdom of Saudi Arabia
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.	Riyadh, Kingdom of Saudi Arabia
Beni Suef, Egypt	Medina, Kingdom of Saudi Arabia
Perma-Pipe India Pvt. Ltd
Gandhidham, India

Customers and sales channels. The Company's customer base is industrially and geographically diverse. In the United States, the Company employs inside and outside sales managers who use and assist a network of independent manufacturers' representatives, none of whom sell products that are competitive with the Company's piping systems. The Company employs a direct sales force to market and sell products and services in Canada, India, Egypt, and across several countries in the Middle East. On a country-by-country basis, and where advantageous, the Company uses an agent network to assist in marketing and selling the Company's products and services.

For the years ended January 31, 2025 and 2024, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2025 and 2024, no one customer accounted for greater than 10% of accounts receivable.

Backlog. The Company’s backlog on January 31, 2025 was $138.1 million, compared to $68.4 million on January 31, 2024, most of which is expected to be completed within the year ending January 31, 2026. The increase in the backlog was the result of new awards year-over-year in excess of completed projects during the year in North America and the Middle East. The Company defines backlog as the expected total revenue value resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. In the event of a cancellation, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred, and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenues from the Company's reported backlog. Additionally, as a result of the Company's contracts having a duration of less than one year, a practical expedient was applied regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

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

Due to the current inflationary environment, raw material supply shortages and transportation delays, the Company routinely experiences delays and increased prices for raw materials used in the Company's production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing from alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. These impacts are expected to continue throughout 2025, and the resulting future disruptions to the Company’s operations are uncertain.

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

EMPLOYEES

As of January 31, 2025, the Company had approximately 175 full-time employees working in the United States, of which approximately 79 were under two collective bargaining agreements expiring on April 30, 2027 and May 5, 2025. As of January 31, 2025, there were approximately 575 full-time employees working at the Company's international locations. The Company considers its relationship with its employees to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company as of May 1, 2025:

		Executive officer of the
Name	Offices and Positions; Age	Company since
David J. Mansfield	Director, Chief Executive Officer; Age 65	2016

Saleh Sagr	President; Age 55	2025

Matthew E. Lewicki	Vice President and Chief Financial Officer; Age 42	2023

David J. Mansfield: Chief Executive Officer ("CEO") and member of the Board of Directors since November 2016. From 2015 to 2016, Mr. Mansfield served as Chief Financial Officer ("CFO") of Compressor Engineering Corp. & CECO Pipeline Services Co., which provides products and services to the gas transmission, midstream, gas processing, and petrochemical industries. In this position, he had overall responsibility for the group’s financial affairs, including the development and execution of turnaround plans and the successful negotiation of a corporate refinancing. From 2009 to 2014, Mr. Mansfield served as CFO and as Acting CEO of Pipestream, Inc., a venture capital-owned technology development company providing a suite of products to the oil and gas pipeline industry. From 1992 to 2009, Mr. Mansfield was employed with Bredero Shaw, the world’s largest provider of protective coatings for the oil and gas pipeline industry, most recently as Vice President Strategic Planning. During his tenure with Bredero Shaw, Mr. Mansfield served in numerous roles including Vice President Controller, and Commercial General Manager, Europe, Africa & the former Soviet Union region, and played a key role in strategy development and merger and acquisition activities as the company grew from annual revenues of $100 million to over $900 million.  He is a Fellow member of the Association of Chartered Certified Accountants.

Saleh Sagr: Appointed President in April 2025 and has previously served as the Company’s Senior Vice President of the MENA region since June 2021, where he was responsible for overseeing operations in the U.A.E., Saudi Arabia, India, and Egypt. He joined the Company in May 2019 as Vice President of the MENA region. Prior to joining Perma-Pipe, Mr. Sagr served as General Manager for Global Anti Corrosion Techniques Co. Ltd, in Saudi Arabia, a Saudi pipeline company he co-founded in 2005. From 1995 to 2005, Mr. Sagr held various positions for BrederoShaw, such as engineering, startups, and operations management.

Matthew E. Lewicki: Vice President and CFO since October 2023 and previously served as Chief Accounting Officer from May 2023 to October 2023. From 2019 to 2023, Mr. Lewicki served as Corporate Controller of HMT Holdings Corp, Inc., a global oil and gas manufacturing and infrastructure services company, consisting of the manufacturing of above-ground storage tanks and associated materials, oilfield maintenance and repair services, and inspection services. In this position, Mr. Lewicki was responsible for the consolidated financial affairs of the worldwide organization, including financial strategy, mergers and acquisitions, and treasury management. From 2013 to 2019, Mr. Lewicki served as Senior Manager of Financial Planning and Reporting for Quanta Services, Inc., a Fortune 300 electric, oil and gas, and telecommunications infrastructure services company. In this role, Mr. Lewicki was responsible for overseeing financial reporting and SEC compliance, and financial planning and analysis, which consisted of strategic planning, budgeting, forecasting, mergers and acquisition integration, and investment strategy. He began his career in public accounting at Deloitte and is a Certified Public Accountant in the State of Texas.

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

The Company may be unable to purchase raw materials at favorable prices, or maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing . There can be no assurance regarding the availability of supply for key components of the Company's products. The lack of supply of these components could result in an adverse effect on the financial condition of the Company. The steel industry in particular is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control. The Company utilizes escalation clauses and bid expiration dates to mitigate the impact of this volatility on its earnings. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations. If the United States or other countries in which the Company operates impose tariffs on imports of raw materials, including steel, used in the Company's operations, could have an adverse impact on the Company's business.

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

The Company has approximately $2.0 million becoming due in the year ending January 31, 2026 under its various foreign revolving lines of credit. The Company’s credit arrangements used by its Middle Eastern subsidiaries are renewed on an annual basis. In addition to these credit arrangements, the Company also obtains financing in the Middle East on a project-by-project basis. The Company has insignificant borrowings becoming due in the year ending January 31, 2026 under its project financing agreements. While the Company believes that it will be able to renew its Middle East credit arrangements and will have continued access to individual project financing, there is no assurance that such arrangements will be renewed or made available in similar amounts or on similar terms and conditions as the current arrangements, or that such individual project financing will be available for projects that the Company is interested in pursuing in the future.

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

The Company may be unable to maintain sustained levels of profitability or positive cash flows in the future. There is no guarantee that the Company will be able to maintain profitability or positive cash flows in the future. The Company’s inability to successfully maintain profitability and positive cash flows may result in it experiencing a serious liquidity deficiency resulting in material adverse consequences that could threaten its viability.

The Company extended credit to a customer for a project in the Middle East in 2013 and, if the Company is unable to collect this account receivable, its future profitability could be adversely impacted.  One of the Company’s accounts receivable in the total amount of $1.8 million and $2.2 million as of January 31, 2025 and 2024, respectively, has been outstanding for several years. As of January 31, 2025, the entire balance represents a retention asset that is payable upon the commissioning of the system. Due to the long-term nature of the receivable, $1.2 million and $1.4 million were included in other long-term assets as of January 31, 2025 and 2024, respectively. The Company completed all of its deliverables in 2015 under the related contract, but the system has not yet been commissioned by the customer as additional activities must be completed prior to the overall system completion and commissioning. Nevertheless, the Company continues to actively engage in ongoing collection efforts with the customer to ensure full payment of open balances, and at various times throughout 2024 and 2023, the Company received a partial payment to settle $0.4 million and $0.6 million of the customer's outstanding balances, respectively, including an additional $0.5 million that was received subsequent to the end of the year. Additionally, the Company has been engaged by the customer to perform additional work in 2025 under customary trade credit terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this outstanding receivable as of January 31, 2025. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such uncollected amounts.

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

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited. The Company’s net operating loss carryforwards (“NOLs”) in the U.S. could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of January 31, 2025, the Company had $23.8 million of gross federal NOLs and $21.9 million of gross state NOLs available to offset the Company’s future taxable income. Of the gross federal NOL amount, $16.4 million will begin to expire between tax years 2036 and 2037 and the remainder has an indefinite carryforward. The state NOLs expire at various dates from 2025 to 2044. In addition, the Company's ability to use its NOLs may be limited in the event of future changes in its stock ownership. As a result, if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in a future tax liability of the Company. In addition, at the state level, there may be periods in the future during which the use of NOLs is suspended or otherwise limited, which could result in a state tax liability which would otherwise not arise.

The Company’s inability to establish and maintain effective internal control over financial reporting could harm its business and financial results. The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. However, there are material weaknesses in internal controls such that our internal control over financial reporting has been determined not to be effective. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of its financial statements or fraud. If we are not able to remediate the material weaknesses and maintain effective internal control over financial reporting, our business and financial results could be harmed.

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

The Company's results of operations could be adversely affected by changes in international regulations and other activities of government agencies related to the Company’s operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers were 66.6% and 65.6% in the years ended January 31, 2025 and 2024, respectively. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. We cannot predict the impact of changes in foreign policies adopted by the current U.S. administration will have on our business. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include delays in collection of accounts receivable. Because the Company conducts a significant portion of its business activities in the Gulf Cooperation Council ("GCC"), the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition, and cash flows.

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

General Risks

The Company may be unable to retain its senior management and key personnel. The Company's ability to meet its strategic and financial goals will depend to a significant extent on the continued contributions of its senior management and key personnel, or the successful transition of responsibilities of departing senior management and key personnel. Future success will also depend in large part on the Company's ability to identify, attract, motivate, effectively utilize and retain highly qualified managerial, sales, marketing and technical personnel. The loss of senior management or other key personnel or the inability to identify, attract and retain qualified personnel in the future could make it more difficult to manage the Company's business and could adversely affect operations and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company's policies and practices are based on frameworks and standards that address risks through a comprehensive, cross-functional approach that assess, identify, monitor, and mitigate material risks from cybersecurity threats as part of the overall enterprise risk management ("ERM") process. This includes the collection and storage of data and being responsive to incidents as they occur. Further, the Company's processes and technology are utilized to develop, implement, and maintain appropriate measures to safeguard information systems in protecting the integrity, availability, and confidentiality of data. Additionally, the Company engages certain third parties to assist in network monitoring and control testing, among other functions of similar capacity.

The Company's cybersecurity program focuses on the following areas:

•

Technological safeguards that are designed to protect the Company's information systems from cybersecurity threats, including the prevention and detection of system applications, access controls, and firewalls, which the Company assesses the vulnerability and severity of potential cybersecurity threats and makes necessary improvements.

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

Governance

The Audit Committee of the Board of Directors has the responsibility of overseeing the Company's cybersecurity risks. The Director of Information Technology provides periodic updates to the Board of Directors regarding actions taken to mitigate the Company's exposure and protection from cybersecurity risks. Management routinely evaluates the Company's security processes, procedures, and systems to determine if enhancements are needed to reduce the possibility of a future cybersecurity event. This includes safeguards implemented by the Company, such as a multi-factor authentication process; restricted firewall settings; network monitoring, email phishing tests, and enhancing the Company's backup recovery strategy, among others.

The Director of Information Technology is responsible for assessing, monitoring, and managing the Company's cybersecurity risks. The Director of Information Technology has extensive experience in leading the Company's information systems and has previously led cybersecurity teams for several large global organizations prior to joining the Company.

The Director of Information Technology, along with members of management, inform the Audit Committee on cybersecurity risks by providing periodic updates regarding (i) Status of ongoing cybersecurity initiatives and strategies, (ii) The overall state of the Company's security program and potential exposure to risks, and (iii) Incident reports and learning from any cybersecurity events. Further, the Director of Information Technology maintains an open dialogue regarding any significant developments in cybersecurity risks, ensuring the Audit Committee's oversight is proactive and responsive.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, including those involving environmental, tax, product liability, and general liability claims. The Company accrues a liability for these matters when it is considered probable that future costs will be incurred, and the amount can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes with respect to any legal proceedings, and its experience in contesting, litigating, and settling other similar matters.

As of January 31, 2025, the Company had no material pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 21, 2025, there were approximately 44 stockholders of record and other additional stockholders for whom securities firms or banks acted as nominees.

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

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during fiscal 2024.

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

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein. The Company's fiscal year ends on January 31. Years, results and balances described as 2024 and 2023 are for the fiscal years ended January 31, 2025 and 2024, respectively.

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

The tabular information presented throughout this MD&A is in thousands, except per share data, or unless otherwise specified.

Results of Operations

Consolidated Results of Operations

	Year Ended January 31,
	2025		2024		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$158,384		$150,668		$7,716

Gross profit	53,248	34%	41,458	28%	11,790

General and administrative expenses	28,000	18%	22,591	15%	(5,409)

Selling expense	4,947	3%	5,508	4%	561

Interest expense	1,940		2,266		326

Other income (expense)	107		(1,202)		1,309

Income before income tax	18,468		9,891		8,577

Income tax expense (benefit)	5,377		(3,320)		(8,697)

Net income	13,091		13,211		(120)

Less: Net income attributable to non-controlling interest	4,108		2,740		1,368

Net income attributable to common stock	8,983		10,471		(1,488)

Year ended January 31, 2025 Compared to year ended January 31, 2024

Net sales

Net sales were $158.4 million and $150.7 million in the years ended January 31, 2025 and 2024, respectively. The increase of $7.7 million was primarily a result of higher sales volumes in the Middle East and Canada.

Gross profit

Gross profit was $53.2 million, or 34% of net sales and $41.5 million, or 28% of net sales, in the years ended January 31, 2025 and 2024, respectively. The increase of $11.7 million was driven by higher sales volumes and improved gross margins in the Middle East and Canada.

General and administrative expense

General and administrative expenses were $28.0 million and $22.6 million in the years ended January 31, 2025 and 2024, respectively. The increase of $5.4 million was primarily related to higher compensation costs and professional fees.

Selling expenses

Selling expenses were $4.9 million and $5.5 million in the years ended January 31, 2025 and 2024, respectively. The decrease of $0.6 million was driven by lower payroll expenses during the year.

Interest expense

Interest expense was $1.9 million and $2.3 million in the years ended January 31, 2025 and 2024, respectively. The decrease of $0.4 million was related to decreased borrowings and, to a lesser extent, lower interest rates.

Other income (expense)

Other income was $0.1 million, as compared to other expense of $(1.2) million in the years ended January 31, 2025 and 2024, respectively. The change relates mainly to a certain one-time non-recurring charge in connection with a non-cash pre-tax settlement resulting from the termination of the Company's pension plan.

Income taxes

The Company's worldwide effective tax rates ("ETR") were 29.1% and (33.6%) in the years ended January 31, 2025 and 2024, respectively. The change in ETR was largely due to changes in the mix of income and loss in various tax jurisdictions and the release of the partial domestic valuation allowance in the prior year. For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock

Net income attributable to common stock was $9.0 million and $10.5 million in the years ended January 31, 2025 and 2024, respectively. The decrease in net income was a result of the changes discussed above, less amounts attributable to non-controlling interest.

Liquidity and capital resources

Cash and cash equivalents were $15.7 million and $5.8 million as of January 31, 2025 and January 31, 2024, respectively. On January 31, 2025, approximately $0.3 million was held in the United States, and $15.4 million was held by the Company's foreign subsidiaries. The Company's working capital was $54.7 million on January 31, 2025 compared to $41.1 million on January 31, 2024. As of January 31, 2025, the Company had $3.7 million of borrowing capacity under the Renewed Senior Credit Facility (as defined below) in North America and $15.6 million of borrowing capacity under its foreign revolving credit agreements. The Company had $6.8 million borrowed under the Renewed Senior Credit Facility and $4.8 million borrowed under its foreign revolving credit agreements at January 31, 2025.

Net cash provided by operating activities in the years ended January 31, 2025 and 2024 was $13.9 million and $14.7 million, respectively. The current year decrease of $0.8 million was due primarily to a decrease in accounts payable and customer deposits, partially offset by a reduction in receivables, prepaid expenses and other current assets, as compared to the prior year.

Net cash used in investing activities in the years ended January 31, 2025 and 2024 was $2.8 million and $11.1 million, respectively. The decrease of $8.3 million was due to less investment activity in capital assets during the year, mainly in the United States and Canada.

Net cash used in financing activities in the years ended January 31, 2025 and 2024 was $0.9 million and $3.3 million, respectively. The decrease of $2.4 million during the year ended January 31, 2025 consisted, in part, from no share repurchase activity as compared to the use of the remaining $1.0 million authorized as part of the Company's share repurchase program during the year ended January 31, 2024. Additionally, a net repayment was made of borrowings under the Company's credit facilities of approximately $0.2 million, as compared to a net repayment of approximately $1.3 million during the year ended January 31, 2024. Further, debt totaled $24.5 million and $25.7 million as of January 31, 2025 and 2024, respectively. For additional information, see Note 5 - Debt, in the Notes to Consolidated Financial Statements.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of the Consolidated Financial Statements, based on its existing cash on hand, cash flows from operations, and available credit facilities.

There was no restricted cash held in the United States on January 31, 2025 or January 31, 2024. Restricted cash held by foreign subsidiaries was $1.4 million as of January 31, 2025 and 2024, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2025:

	Year Ending January 31,
Contractual obligations	Total	2025	2026	2027	2028	2029	Thereafter
Revolving line - North America (1)	$6,765	$6,765	$-	$-	$-	$-	$-
Mortgage note (2)	3,956	221	221	221	221	221	2,853
Revolving lines - foreign (3)	2,010	2,010	-	-	-	-	-
Long-term finance obligation (4)	9,023	225	263	305	349	400	7,481
Subtotal	21,754	9,221	484	526	570	621	10,334
Finance lease obligations	75	32	34	9	-	-	(0)
Operating lease obligations (5)	15,966	1,900	2,094	2,120	1,791	899	7,162
Uncertain tax position obligations (6)	1,225	-	-	-	-	-	1,225
Loan payable to GIG (7)	2,753	-	-	-	-	-	2,753
Total	$41,773	$11,153	$2,612	$2,655	$2,361	$1,520	$21,474

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2025, and the weighted average interest rate of 9.0% on that debt, such interest was being incurred at an annual rate of approximately $0.6 million.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2025, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of January 31, 2025.

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

As of January 31, 2025, the Company had borrowed an aggregate of $ 6.8 million at a rate of  9.0% and had $ 3.7 million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $ 5.5 million and had $ 4.0 million available under the Renewed Senior Credit Facility.

Revolving lines -  foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below:

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $ 2.2 million at January 31, 2025) from a bank in the U.A.E. As of January 31, 2025, the facility has an interest rate of approximately  7.9% and expires in July 2025. The Company had borrowed an aggregate of $0.4 million and $0.2 million  as of January 31, 2025 and  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  January 31, 2025 and  January 31, 2024, the Company had unused borrowing availability of approximately $1.6 million and $1.9 million, respectively.

The Company has a revolving line for  65.2 million U.A.E. Dirhams (approximately $ 17.7 million at January 31, 2025) from a bank in the U.A.E. As of  January 31, 2025, the facility has an interest rate of approximately  7.9% and expires  in August 2025. The Company had borrowed an aggregate of $0.1 million as of January 31, 2025 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  January 31, 2025 and  January 31, 2024, the Company had unused borrowing availability of approximately $9.0 million and $1.0 million, respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.0 million at January 31, 2025). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of January 31, 2025, the facility has an interest rate of approximately 20.8%. Additionally, this credit arrangement was renewed in November 2024 with substantially the same terms and conditions and expires in November 2025. As of January 31, 2025, the Company had an immaterial amount outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of January 31, 2025 and January 31, 2024, the Company had unused borrowing capacity of $2.0 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank of Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company received collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximately $0.1 million at  January 31, 2025). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  20.8% and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. As of  January 31, 2025, the Company had an insignificant amount outstanding, and approximately $ 0.1 million outstanding at  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0 million Saudi Riyal (approximately $ 9.9 million at January 31, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of  January 31, 2025 , the facility has an interest rate of approximately  9.0% . The Company had borrowed an aggregate of $1.5 million and $3.2 million as of January 31, 2025 and January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  January 31, 2025 and  January 31, 2024, was $3.0 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $10 million at  January 31, 2025 and  January 31, 2024.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of January 31, 2025 . Interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these rates, as of  January 31, 2025, the Company's interest rates ranged from  7.9% to 20.8%, with a weighted average rate of 11.6%, and the Company had facility limits totaling $ 34.6 million under these credit arrangements. As of January 31, 2025, $ 16.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, the Company had borrowed approximately $2.1 million and had an additional $ 15.6 million of remaining borrowing capacity available under the foreign revolving credit arrangements. The foreign revolving line balances were included as current maturities of long-term debt in the Company's consolidated balance sheets as of January 31, 2025 and  January 31, 2024.

In June 2023, the Company assumed a promissory note of approximately $ 2.8 million in connection with the formation of the joint venture with GIG. In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of January 31, 2025, the remaining balance on the mortgage in Canada is approximately 5.7 million Canadian Dollars ("CAD") (approximately $4.0 million at January 31, 2025). The interest rate is variable, and was 7.1% at January 31, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of January 31, 2025 and January 31, 2024.

Finance obligation - buildings and land.

On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and buildings in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of  January 31, 2025 and  2024, the Company had a net book value relating to this asset of $1.8 million and $1.9 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $ 0.2  million is recognized in current maturities of long-term debt and the long-term portion of $ 8.8 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of  January 31, 2025 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $40.1 million as of January 31, 2025, with a remaining balance due in the amount of $1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $1.2 million is classified in a long-term asset account.

The Company continues to actively engage in ongoing collection efforts with the customer to ensure full payment of open balances, and at various times throughout  2024  and 2023, the Company received a partial payment to settle $ 0.4  million and $0.6 million of the customer's outstanding balances, respectively. Additionally, the Company has been engaged by the customer to perform additional work in 2025  under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of January 31, 2025 . However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

Stock repurchase plan

The repurchase program approved on October 4, 2021, authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022, the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the twelve months ended January 31, 2024, the Company used the remaining $1.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the twelve months ended January 31, 2025.

On August 29, 2024, the Company retired all remaining treasury stock previously acquired under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease in retained earnings in accordance with ASC 505-30, Equity - Treasury Stock.

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

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets for realizability at each reporting period. The Company maintains a partial valuation allowance in the United States against certain deferred tax assets.

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

The consolidated financial statements of the Company for each of the two years in the years ended January 31, 2025 and 2024 and the notes thereto are set forth beginning on page 23.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2025. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting as of January 31, 2025 . The framework on which such evaluation was based is contained in the report entitled "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management's evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of  January 31, 2025, due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are as follows:

•

We did not design and maintain effective controls in response ot the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in financial reporting. This contributed to the following material weaknesses;

•

We did not design and maintain effective certain controls over financial reporting relating to the review and approval of manual journal entries, review of the financial close process, including the statement of cash flows, and review of certain financial policies and procedures;

•

We did not design and maintain effective controls at operating locations in the Middle East and North Africa ("MENA"), including not maintaining sufficient documentation to support an evaluation that controls over business processes were designed and operating effectively.

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

•	We did not design and maintain effective controls over information technology general controls ("ITGCs"), specifically controls over the timely review of user access and administrative access to adequately restrict access, program change management, computer operations, and program development;
•	We did not design and maintain effective controls over managements review of the completeness and accuracy of certain system-generated reports.

These material weaknesses did not result in a misstatement to the Company's annual or interim financial statements.

Each of these material weaknesses could result in a material misstatement of substantially all accounts and disclosures in the Company's annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

To address these matters, the Company has begun implementing its remediation plan. Our ongoing remediation plans include the following:

(i) performing an entity wide risk assessment to identify relevant risks and changes to those relevant risks to our financial reporting; ii) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (iii) engaging outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operating ITGCs, monitoring and testing reviews focusing on systems supporting our financial reporting process (iv) designing and maintaining controls and documentation evidencing those ITGCs for knowledge transfer and function changes, including access and program control and change management, computer operations, and program development, (v) designing and maintaining effective controls to review the completeness and accuracy of certain system-generated reports; and (vi) outsourcing certain functions to third-party providers, specifically relating to servers and firewalls, and managed detection and response.

Our remediation plans related to entity level controls, financial reporting controls, and business process controls include:

(i) enhancing the design of controls for the review of and posting of journal entries; (ii) evaluating and updating documented formal accounting policies, financial reporting, processes and procedures; and overall internal control procedures; and (iii) updating the design of controls for the preparation and review of the financial close process, including the statement of cash flows.

In addition to the items noted above, our remediation plans related to our MENA locations include: (i) evaluating and updating the Company's evidence of internal control policies and procedures; (ii) enhancing the design of controls over business processes that are relevant to our MENA locations; and (iii) formalizing our financial reporting processes and procedures.

The Company anticipates the actions described above will strengthen the Company's internal control over financial reporting and will address the related material weaknesses described above. However, the material weaknesses cannot be considered fully remediated until the necessary controls have been appropriately designed and implemented. The remediation processes and procedures will also need to be in operation for a period of time and management conclude through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange during the fourth quarter of the fiscal year ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm. This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2025 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Information about our Executive Officers".

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2025 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2025.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	600	$6.85	422,445

(1) The amounts shown in columns (a) and (b) of the above table do not include 229,771 outstanding shares of restricted stock granted under the Company's previous stock incentive plans, including the 2021 Omnibus Stock Incentive Plant dated May 26, 2021 ("2021 Plan") and the 2024 Omnibus Stock Incentive Plan dated July 2024 ("2024 Plan").

(2) The 2021 Plan expired on May 26, 2024. The 2024 Plan will expire in July 2027.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2025 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2025 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2025 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	List of documents filed as part of this report:

(1) Financial Statements - Consolidated Financial Statements of the Company

Refer to Part II, Item 8 of this report.

(2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

(3) Report of Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Houston, Texas, Auditor Firm ID 238)

(4) Report of Registered Public Accounting Firm (Grant Thornton LLP, Houston, Texas, Auditor Firm ID 248)

b.	Exhibits: The exhibits, as listed in the Exhibit Index included herein, are submitted as a separate section of this report.
c.	The response to this portion of Item 15 is submitted under 15a(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Perma-Pipe International Holdings, Inc. and its subsidiaries (the "Company") as of January 31, 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year then ended appearing under Item 15, (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Specialty Piping Systems and Coating Revenue Recognition under the Input Method

As described in Notes 2 and 4 to the consolidated financial statements, approximately $46 million of the Company’s revenue for year ended January 31, 2025 relates to specialty piping systems and coating revenue recognized over time under the input method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the "over time" method is the most accurate depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when project costs are incurred.

The principal considerations for our determination that performing procedures relating to specialty piping systems and coating revenue recognition under the input method is a critical audit matter are (i) the significant judgment by management when developing the estimated total costs to complete the contracts and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the total costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, for certain open contracts (i) testing management’s process for developing the estimated total costs to complete and (ii) evaluating the reasonableness of the significant assumptions used by management related to the estimated total costs to complete. Evaluating the reasonableness of the significant assumptions related to the estimated total costs to complete involved considering (i) the terms of the contracts and other documents that support those estimates ; (ii) using actual costs to date to assess the reasonableness of the estimate of the remaining costs to complete the contract; and (iii) performing a retrospective review of certain open contracts as of January 31, 2024 to evaluate actual costs incurred to estimated costs.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

May 1, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Perma-Pipe International Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Perma-Pipe International Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2024, the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the period ended January 31, 2024, and the related notes and financial statement schedule included in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flow for the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2004 to 2024.

Houston, Texas

April 26, 2024 (except for Note 13, as to which the date is May 1, 2025)

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended January 31,
	2025	2024

Net sales	$158,384	$150,668
Cost of sales	105,136	109,210
Gross profit	53,248	41,458

Operating expenses
General and administrative expenses	28,000	22,591
Selling expense	4,947	5,508
Total operating expenses	32,947	28,099

Income from operations	20,301	13,359

Interest expense	1,940	2,266
Other income (expense)	107	(1,202)
Income before income tax	18,468	9,891

Income tax expense (benefit)	5,377	(3,320)

Net income	13,091	13,211
Less: Net income attributable to non-controlling interest	4,108	2,740
Net income attributable to common stock	$8,983	$10,471

Weighted average common shares outstanding
Basic	7,956	7,977
Diluted	8,015	8,073

Earnings per share attributable to common stock
Basic	$1.13	$1.31
Diluted	$1.12	$1.30

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended January 31,
	2025	2024

Net income	$13,091	$13,211

Other comprehensive income
Currency translation adjustments, net of tax	(2,646)	898
Comprehensive income	$10,445	$14,109
Less: Comprehensive income attributable to non-controlling interest	4,108	2,740
Total comprehensive income attributable to common stock	$6,337	$11,369

See accompanying Notes to Consolidated Financial Statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$15,716	$5,845
Restricted cash	1,401	1,395
Trade accounts receivable, less allowance for doubtful accounts of $703 at January 31, 2025 and $699 at January 31, 2024	43,148	46,646
Inventories	16,622	15,541
Prepaid expenses and other current assets	10,045	9,697
Unbilled accounts receivable	18,936	16,597
Costs and estimated earnings in excess of billings on uncompleted contracts	2,934	3,097
Total current assets	108,802	98,818
Long-term assets
Property, plant and equipment, net of accumulated depreciation	35,365	37,620
Operating lease right-of-use asset	8,199	6,467
Deferred tax assets	6,639	7,919
Goodwill	2,057	2,222
Other long-term assets	4,179	2,665
Total long-term assets	56,439	56,893
Total assets	$165,241	$155,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$23,691	$25,323
Accrued compensation and payroll taxes	1,388	1,214
Commissions and management incentives payable	5,840	4,523
Revolving line - North America	6,765	5,519
Current maturities of long-term debt	2,481	4,071
Customers' deposits	2,506	4,264
Operating lease liability short-term	1,071	914
Other accrued liabilities	6,697	9,039
Billings in excess of costs and estimated earnings on uncompleted contracts	1,249	495
Income taxes payable	2,375	2,380
Total current liabilities	54,063	57,742
Long-term liabilities
Long-term debt, less current maturities	3,669	4,229
Long-term finance obligation	11,551	11,788
Deferred compensation liabilities	1,689	1,212
Deferred tax liabilities	1,320	1,217
Operating lease liability long-term	7,713	6,270
Other long-term liabilities	2,131	1,275
Total long-term liabilities	28,073	25,991
Non-controlling interest	10,967	6,266
Commitments and contingencies
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,983 issued and outstanding at January 31, 2025 and 8,017 issued and outstanding at January 31, 2024	80	80
Additional paid-in capital	60,151	60,063
Treasury stock, no shares at January 31, 2025 and 112 shares at January 31, 2024	-	(968)
Retained earnings	20,104	12,088
Accumulated other comprehensive loss	(8,197)	(5,551)
Total stockholders' equity	72,138	65,712
Total liabilities and stockholders' equity	$165,241	$155,711

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity on January 31, 2023	$80	$62,562	$1,617	$(26)	$(6,449)	$57,784

Net income	-	-	10,471	-	-	10,471
Common stock issued under stock plans, net of shares used for tax withholding	-	(274)	-	-	-	(274)
Repurchase of common stock	-	-	-	(942)	-	(942)
Stock-based compensation expense	-	913	-	-	-	913
Acquisition-related adjustment	-	(3,138)	-	-	-	(3,138)
Foreign currency translation adjustment	-	-	-	-	898	898
Total stockholders' equity on January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income	-	-	8,983	-	-	8,983
Common stock issued under stock plans, net of shares used for tax withholding	1	(126)	-	-	-	(125)
Retirement of treasury stock	(1)	-	(967)	968	-	-
Stock-based compensation expense	-	860	-	-	-	860
Amount attributable to non-controlling interest	-	(646)	-	-	-	(646)
Foreign currency translation adjustment	-	-	-	-	(2,646)	(2,646)
Total stockholders' equity on January 31, 2025	$80	$60,151	$20,104	$-	$(8,197)	$72,138

Shares	2024	2023
Balances at beginning of year	8,016,781	8,007,002
Treasury stock retired	(112,015)	-
Shares issued, net of shares used for tax withholding	77,802	66,726
Prior year adjustments	-	(56,947)
Balance end of year	7,982,568	8,016,781

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2025	2024
Operating activities
Net income	$13,091	$13,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,629	3,830
Deferred tax expense (benefit)	1,617	(6,920)
Stock-based compensation expense	860	913
Provision on uncollectible accounts	4	89
(Gain) loss on disposal of fixed assets	292	(6)
Changes in operating assets and liabilities
Accounts payable	(1,169)	8,814
Accrued compensation and payroll taxes	1,530	(1,144)
Inventories	(1,817)	(830)
Customers' deposits	(1,637)	2,315
Income taxes receivable and payable	-	144
Prepaid expenses and other current assets	(447)	(2,849)
Accounts receivable	2,465	(4,859)
Costs and estimated earnings in excess of billings on uncompleted contracts	916	(1,218)
Unbilled accounts receivable	(2,987)	(5,053)
Other assets and liabilities	(2,419)	8,294
Net cash provided by operating activities	13,928	14,731
Investing activities
Capital expenditures	(2,875)	(11,106)
Proceeds from insurance recovery for property and equipment	-	5
Proceeds from sales of property and equipment	27	3
Net cash used in investing activities	(2,848)	(11,098)
Financing activities
Proceeds from revolving lines	76,344	155,706
Payments of debt on revolving lines	(76,540)	(156,996)
Payments of principal on finance obligation	(360)	(118)
Payments of other debt	-	(243)
Decrease in drafts payable	46	(197)
Payments on finance lease obligations, net	(218)	(193)
Repurchase of common stock	-	(942)
Stock options exercised and taxes paid related to restricted shares vested	(179)	(273)
Net cash used in financing activities	(907)	(3,256)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(296)	70
Net increase in cash, cash equivalents and restricted cash	9,877	447
Cash, cash equivalents and restricted cash - beginning of period	7,240	6,793
Cash, cash equivalents and restricted cash - end of period	$17,117	$7,240
Supplemental cash flow information
Interest paid	$1,928	$2,285
Income taxes paid	3,714	3,283
Fixed assets acquired under financing leases - non-cash	-	139
Fixed assets acquired - non-cash	$21	$-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2025 AND 2024

(Tabular amounts in thousands, except per share data, or unless otherwise specified)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", "we", "our" or the "Registrant") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2024 and 2023 are for the fiscal years ended January 31, 2025 and 2024, respectively.

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

Geographic information. Net sales attributed to a geographic area are based on the destination of the product shipment. Sales to foreign customers were 66.6% in 2024 compared to 65.6% in 2023. Long-lived assets are based on the physical location of the assets and consist of property, plant and equipment.

	2024	2023
Net sales
United States	$52,956	$51,893
Canada	31,002	31,351
Middle East/North Africa/India	74,014	63,880
Europe	333	559
Other	79	2,985
Total net sales	$158,384	$150,668

Property, plant and equipment, net of accumulated depreciation
United States	$4,650	$5,600
Canada	9,622	10,775
Middle East/North Africa/India	21,093	21,245
Total property, plant and equipment, net of accumulated depreciation	$35,365	$37,620

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

Revenue recognition. During 2024 and 2023 and in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated, and the amount is not subject to reversal. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for further information relating to input and output accounting methods.

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

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive loss. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The aggregate foreign exchange transaction loss recognized in the income statement was $0.3 million and $0.1 million in 2024 and 2023, respectively. Additionally, translation adjustments attributable to intercompany transactions, such as loans and receivables, are included in stockholders' equity as part of accumulated other comprehensive loss.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents was $15.7 million and $5.8 million as of January 31, 2025 and 2024, respectively. On January 31, 2025, $0.3 million was held in the United States and $15.4 million was held by foreign subsidiaries. On January 31, 2024, less than $0.1 million was held in the United States and $5.7 million was held by foreign subsidiaries.

Restricted cash. There was no restricted cash held in the United States on January 31, 2025 or 2024. Restricted cash held by foreign subsidiaries was $1.4 million and $1.4 million as of January 31, 2025 and 2024, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

	2024	2023
Cash and cash equivalents	$15,716	$5,845
Restricted cash	1,401	1,395
Cash, cash equivalents and restricted cash as presented in the statement of cash flows	$17,117	$7,240

Accounts receivable. The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In the United States, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt and India letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated as amounts due from customers net of an allowance for claims and doubtful accounts. Standard payment terms are generally net 30 to 60 days. The Company maintains an allowance for credit losses for accounts receivable. The assessment of the allowance for credit losses involves certain judgments and estimates. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The Company may also establish an allowance for credit losses for specific receivables when it is probable that a specific receivable will not be collected and the loss can be reasonably estimated. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write off is recorded against the allowance for credit losses.

For the years ended  January 31, 2025 and 2024, respectively, no one customer accounted for greater than 10% of the Company's consolidated net sales.

As of January 31, 2025 and 2024, respectively, no one customer accounted for greater than 10% of accounts receivable.

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

Accumulated other comprehensive loss. Accumulated other comprehensive loss represents the change in equity from non-owner transactions and consists of foreign currency translation.

	2024	2023
Equity adjustment foreign currency, gross	$(8,522)	$(5,804)
Tax effect of equity adjustment foreign currency	325	253
Total accumulated other comprehensive loss	$(8,197)	$(5,551)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	2024	2023
Raw materials	$16,374	$13,787
Work in process	745	611
Finished goods	366	2,022
Subtotal	17,485	16,420
Less allowance	863	879
Inventories	$16,622	$15,541

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

Depreciation is computed using the straight-line method over the estimated useful lives of assets, as presented in the following table. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of finance lease assets is included in depreciation. Depreciation expense was approximately $3.6 million and $3.8 million in the years ended  January 31, 2025 and 2024, respectively.

	Useful Life (Years)	2024	2023
Land, buildings and improvements	3 - 30	$26,276	$25,620
Machinery and equipment	3 - 10	50,360	56,411
Furniture, office equipment and computer systems	3 - 7	3,218	3,169
Transportation equipment	3	1,184	2,293
Subtotal		81,038	87,493
Less accumulated depreciation		45,673	49,873
Property, plant and equipment, net of accumulated depreciation		$35,365	$37,620

Impairment of long-lived assets. The Company's assessment of long-lived assets and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  January 31, 2025, the Company performed an assessment to determine whether there were any triggering events that may have occurred which could indicate that the carrying value of the Company's long-lived assets are not recoverable. Based on this assessment, the Company did not identify any triggering events that would indicate that the carrying amounts may not be recoverable with respect to long-lived assets. Accordingly, there was no impairment charge for the year ended  January 31, 2025.

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2025 and 2024, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	2024	2023
Balance at beginning of year	$2,222	$2,227
Foreign exchange adjustment	(165)	(5)
Balance at end of year	$2,057	$2,222

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. At  January 31, 2025, the Company performed a qualitative assessment to determine whether there were any triggering events that may have occurred which could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying amount. Based on this assessment, the Company did not identify any triggering events that would indicate that the fair value is less than the carrying value of the reporting unit for the year ended  January 31, 2025. Accordingly, performing a quantitative goodwill impairment test was not required.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.7 million as of January 31, 2025 and 2024. Accumulated amortization was approximately $2.6 million as of  January 31, 2025 and 2024. Amortization over the next five fiscal years will be less than $0.1 million and an insignificant amount thereafter. Amortization expense is expected to be recognized over the weighted-average period of 9.1 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was approximately $0.1 million and $0.5 million in the years ended  January 31, 2025 and 2024, respectively.

Income taxes. Deferred income taxes have been provided for temporary differences arising from differences in the basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes on temporary differences have been recorded at the current tax rate. The Company assesses its deferred tax assets and liabilities for realizability at each reporting period. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") is the Global Intangible Low-Taxed Income provisions ("GILTI"). In accordance with guidance issued by the Financial Accounting Standards Board ("FASB") staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the years ended  January 31, 2025 and 2024, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

Fair value of financial instruments. The Company classifies cash and cash equivalents, accounts receivable, and accounts payable based on carrying values that approximate their fair value due to the short-term nature of these instruments. The carrying amount of the Company's short-term debt, revolving line of credit and long-term debt approximate fair value because the majority of the amounts outstanding accrue interest at variable rates.

Net income per common share. Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding (basic). The Company reported net income in 2024 and 2023. The Company adjusted for dilutive shares in 2024 and 2023, assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

Basic weighted average number of common shares outstanding	2024	2023
Basic weighted average number of common shares outstanding	7,956	7,977
Dilutive effect of stock options and restricted stock units	59	96
Weighted average number of common shares outstanding assuming full dilution	8,015	8,073

Restricted stock and stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	1	87
Canceled options during the year	-	(17)
Restricted stock and stock options with an exercise price below the average stock price	59	96

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

Segments. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company’s Chief Executive Officer is the CODM, and he uses the Company's consolidated financial information in determining how to allocate resources and assess performance. The Company has determined that it operates as one segment.

Recent accounting pronouncements. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard update requires additional disclosures, including further details about segment expenses regarding a public entity's reportable segments on an annual and interim basis. The additional segment disclosures are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard update in fiscal 2024. The standard adoption resulted in additional disclosures but did not have a material impact on the consolidated financial statements. See Note 13 - Segment reporting, in the Notes to Consolidated Financial Statements for related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Pursuant to this standard update, companies are required to provide additional information, which is primarily attributable to the rate reconciliation and income taxes paid. The standard update is to be applied prospectively, with retrospective application permitted. The new income tax disclosures are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still evaluating this standard update but does not expect it to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Disaggregation of Income Statement Expenses (Subtopic 220-40). The standard update requires additional disclosures related to the disaggregation of income statement expenses. The disaggregation of income statement expense disclosures set forth in this standard update is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the impact this standard update but does not expect it to have a material impact on its consolidated financial statements.

Note 3 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contract. As of  January 31, 2025 and 2024, the Company had short-term retention receivables of $3.3 million and $2.4 million, respectively, which were included as a component of trade accounts receivable. Additionally, the Company had long-term retention receivables of $2.6 million and $1.7 million as of  January 31, 2025 and 2024, respectively. The long-term retention receivable balances were included as a component of other long-term assets in the Company's consolidated balance sheets. See Note 2 - Accounts receivable for further information regarding the future realization of these long-term balances.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $ 40.1 million as of January 31, 2025, with a remaining balance due in the amount of $ 1.8 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $ 1.2 million is classified as a long-term asset.

The Company has been actively engaged in ongoing collection efforts with the customer to ensure full payment of open balances, and at various times throughout 2025 and 2024, the Company received a partial payment to settle $0.4 million and $0.6 million of the customer's outstanding balances, respectively, including an additional $0.6 million that was received subsequent to the end of the year. Additionally, the Company has been engaged by the customer to perform additional work in 2025 under customary trade credit terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against this outstanding receivable as of  January 31, 2025. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantial all, of any such uncollected amounts.

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

Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the years ended January 31, 2025 and 2024 are as follows:

	2024		2023
	Sales	% to Total	Sales	% to Total
Products	$12,801	8%	$10,368	7%

Specialty Piping Systems and Coating
Revenue recognized under input method	45,606	29%	51,977	34%
Revenue recognized under output method	99,977	63%	88,323	59%
Total	$158,384	100%	$150,668	100%

The input method is used by certain operating entities to measure revenue by the costs incurred to date relative to the estimated costs to satisfy the contract over time. Generally, these contracts are considered a single performance obligation satisfied over time and due to the custom nature of the goods and services, the "over time" method is the most accurate depiction of the Company’s performance as it measures the value of the goods and services transferred to the customer. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when projects costs are incurred.

The output method is used by all other operating entities to measure revenue by the direct measurement of the outputs produced relative to the remaining goods promised under the contract. Due to the types of end customers, generally these contracts require formal inspection protocols or specific export documentation for units produced, or produced and shipped, therefore, the output method is the most faithful depiction of the Company’s performance. Depending on the conditions of the contract, revenue may be recognized based on units produced, inspected and held by the Company prior to shipment or on units produced, inspected and shipped.

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

The transaction price associated with the Company's contracts with customers are generally determined based on the fixed amount of consideration as specified in a contract that is generally not subject to change. Additionally, from time to time the transaction price may also include variable consideration in certain instances where it is deemed probable that a significant reversal of cumulative revenue recognized will not occur. The aggregate of these amounts represents the total transaction price, which excludes amounts that are attributable to sales and value added taxes, or amounts collected on behalf of third parties. The total transaction price is then allocated to the performance obligations that is eventually recognized as revenue based on the project type and the method that is used to measure the transfer of promised goods and services to customers. Additionally, transaction prices relating to cost-plus contracts are determined by applying the applicable profit margin to costs incurred on contracts, whereas transaction prices relating to fixed price contracts are determined on a lump-sum basis. Further, standard payment terms are generally net 30 to 60 days, which is customer specific.

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

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  January 31, 2025 will be billed and collected within one year.

The following table shows the reconciliation of the cost in excess of billings and billings in excess of costs:

	2024	2023
Costs incurred on uncompleted contracts	$11,621	$21,912
Estimated earnings	9,366	11,270
Earned revenue	20,987	33,182
Less billings to date	19,302	30,580
Costs in excess of billings, net	$1,685	$2,602
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$2,934	$3,097
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,249)	(495)
Costs in excess of billings, net	$1,685	$2,602

Substantially all of the $0.5 million and $1.3 million contract liabilities balances at  January 31, 2024 and 2023, respectively, were recognized in revenues during 2024 and 2023, respectively.

Unbilled accounts receivable

The Company has recorded $18.9 million and $16.6 million of unbilled accounts receivable on the consolidated balance sheets as of  January 31, 2025 and 2024, respectively, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  January 31, 2025 will be billed within one year.

Practical expedients

Costs to obtain a contract are not considered to be incremental or material, and project duration generally does not span more than one year. Accordingly, the Company applies a practical expedient for these types of costs and as such, are expensed in the period incurred.

As a result of the Company's contracts having a duration of less than one year, a practical expedient was applied regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

Note 5 - Debt

	2024	2023
Revolving line - North America	$6,765	$5,519
Mortgage note	3,956	4,512
Revolving lines - foreign	2,010	3,632
Loan payable to GIG	2,753	2,753
Finance lease obligations	9,098	9,316
Total debt	24,582	25,732
Unamortized debt issuance costs	(116)	(125)
Less current maturities	9,253	9,590
Total long-term debt	$15,213	$16,017

Current portion of long-term debt	$9,253	$9,590
Total short-term debt	$9,253	$9,590

The following table summarizes the Company's scheduled maturities in each of the next five fiscal years:

	Total	2025	2026	2027	2028	2029	Thereafter
Revolving line - North America	$6,765	$6,765	$-	$-	$-	$-	-
Mortgage note	3,956	221	221	221	221	221	2,853
Revolving lines - foreign	2,010	2,010	-	-	-	-	-
Long-term finance obligation	9,023	225	263	305	349	400	7,481
Loan payable to GIG	2,753	-	-	-	-	-	2,753
Finance lease obligations	75	32	34	9	-	-	(0)
Total	$24,582	$9,253	$518	$535	$570	$621	$13,087

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2025, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of January 31, 2025.

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

As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million at a rate of 9.0% and had $3.7 million available under the Renewed Senior Credit Facility. As of January 31, 2024, the Company had borrowed an aggregate of $5.5 million and had $4.0 million available under the Renewed Senior Credit Facility.

Finance obligation - buildings and land. On  April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of  January 31, 2025 and 2024, the Company had a net book value relating to this asset of $1.8 million and $1.9 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.8 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of  January 31, 2025. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines -  foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below:

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $ 2.2 million at January 31, 2025) from a bank in the U.A.E. As of January 31, 2025, the facility has an interest rate of approximately  7.9% and expires in July  2025. The Company had borrowed an aggregate of $0.4 million and $0.2 million  as of January 31, 2025 and  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  January 31, 2025 and  January 31, 2024, the Company had unused borrowing availability of approximately $1.6 million and $1.9 million, respectively.

The Company has a revolving line for  65.2 million U.A.E. Dirhams (approximately $ 17.7 million at January 31, 2025) from a bank in the U.A.E. As of  January 31, 2025, the facility has an interest rate of approximately  7.9% and expires  in August 2025. The Company had borrowed an aggregate of $0.1 million as of January 31, 2025 and  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  January 31, 2025 and  January 31, 2024, the Company had unused borrowing availability of approximately $9.0 million and $1.0 million, respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of  100.0 million Egyptian Pounds (approximately $ 2.0 million at  January 31, 2025). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of January 31, 2025, the facility has an interest rate of approximately  20.8%. Additionally, this credit arrangement was renewed in November 2024 with substantially the same terms and conditions and expires in November  2025. As of  January 31, 2025, the Company had an immaterial amount outstanding with respect to this credit arrangement, and approximately $1.4 million outstanding at  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of   January 31, 2025 and  January 31, 2024 , the Company had unused borrowing capacity of $2.0 million and $3.2 million, respectively.

In December 2021, the Company entered into a credit arrangement for project financing with a bank of Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company received collections, the facility has decreased to a current amount of  2.1 million Egyptian Pounds (approximately $0.1 million at  January 31, 2025). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  20.8% and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. As of  January 31, 2025, the Company had an insignificant amount outstanding, and approximately $ 0.1 million outstanding at  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0 million Saudi Riyal (approximately $ 9.9 million at January 31, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary. The facility was renewed in May 2024 with substantially the same terms and conditions and expires in May 2025. As of  January 31, 2025 , the facility has an interest rate of approximately  9.0% . The Company had borrowed an aggregate of $1.5 million and $3.2 million as of January 31, 2025 and  January 31, 2024, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  January 31, 2025 and  January 31, 2024, was $3.0 million and $6.1 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. The amount of foreign subsidiary debt guaranteed by the Company was approximately $10 million at  January 31, 2025 and  January 31, 2024.

The Company was in compliance with the covenants under the credit arrangements in the U.A.E., Egypt and Saudi Arabia as of January 31, 2025 . Interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these rates, as of  January 31, 2025, the Company's interest rates ranged from  7.9% to 20.8%, with a weighted average rate of 11.6%, and the Company had facility limits totaling $ 34.6 million under these credit arrangements. As of January 31, 2025, $ 16.9 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, the Company had borrowed approximately $ 2.1 million and had an additional $ 15.6 million of remaining borrowing capacity available under the foreign revolving credit arrangements. The foreign revolving line balances were included as current maturities of long-term debt in the Company's consolidated balance sheets as of January 31, 2025 and  January 31, 2024.

In June 2023, the Company assumed a promissory note of approximately $ 2.8 million in connection with the formation of the joint venture with GIG. In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of  January 31, 2025, the remaining balance on the mortgage in Canada is approximately 5.7 million Canadian Dollars ("CAD") (approximately $4.0 million at  January 31, 2025). The interest rate is variable, and was 7.1% at  January 31, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of January 31, 2025 and  January 31, 2024.

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

Operating Leases. In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company has built a production facility. The annual payments are approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  January 31, 2025), inclusive of rent and common charges, with escalation clauses in the agreement. Rent payments were deferred until August 2022 and have now commenced. The lease expires in August 2050.

In March and December 2022, the Company served Notices of Termination to its lessor for the Company's lease of the land and buildings in Fujairah in the U.A.E. The Company served the Notices of Termination in connection with the Company's intended relocation to a different facility in Abu Dhabi. The Company vacated portions of the leased space in December 2022 and the remaining space was vacated in December 2024. The first Notice of Termination required that the Company pay an additional amount equal to three months' rent after that termination to enable the lessor to prepare the assets for lease by another party. As a result of the termination, the Company has recognized adjustments to the amounts recorded in the consolidated financial statements as of  January 31, 2024. The termination resulted in decreases of $0.4 million, $6.0 million and $5.5 million to operating lease liability short-term, operating lease liability long-term and operating lease right-of-use asset, respectively, in the consolidated balance sheets as of  January 31, 2024. The termination also resulted in a decrease in rent expense of $1.1 million in the consolidated statement of operations for the year ended  January 31, 2024. There were no other adjustments in connection with these terminations for the year ended  January 31, 2025.

At  January 31, 2025, the Company had total operating lease liabilities of $8.8 million and operating ROU assets of $8.2 million, which are reflected in the consolidated balance sheets.

Finance Leases. The Company has several lease agreements, with lease terms of one to fifteen years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and ROU assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement.

At  January 31, 2025, the Company also had finance lease liabilities of $0.1 million included in current maturities of long-term debt and long-term debt less current maturities, and finance ROU assets of $0.3 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	January 31, 2025	January 31, 2024
Finance lease assets
Property and Equipment - gross	$899	$970
Accumulated depreciation and amortization	(626)	(536)
Property and Equipment - net	$273	$434

Finance lease liabilities
Finance lease liability short-term	$75	$113
Total finance lease liabilities	$75	$113

Operating lease assets
Operating lease ROU assets	$8,199	$6,467

Operating lease liabilities
Operating lease liability short-term	$1,071	$914
Operating lease liability long-term	7,713	6,270
Total operating lease liabilities	$8,784	$7,184

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Year Ended January 31, 2025	Year Ended January 31, 2024

Finance Lease Costs
Amortization of ROU assets	Cost of sales	$131	$162
Interest on lease liabilities	Interest expense	6	9
Operating lease costs	Cost of sales, SG&A expenses	1,873	1,888
Short-term lease costs (1)	Cost of sales, SG&A expenses	667	530
Sub-lease income	SG&A expenses	-	(61)
Total Lease costs		$2,677	$2,528

(1) Includes variable lease costs, which are not material

Supplemental cash flow information related to leases is as follows:

	Year Ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$31	$193
Operating cash flows from finance leases	6	9
Operating cash flows from operating leases	2,031	1,789

ROU Assets obtained in exchange for new lease obligations
Finance leases liabilities	$-	$139
Operating leases liabilities	2,767	4,988

Weighted-average lease terms and discount rates are as follows:

	January 31, 2025	January 31, 2024

Weighted-average remaining lease terms (in years)
Finance leases	2.3	3.3
Operating leases	11.5	13.7

Weighted-average discount rates
Finance leases	6.4%	6.8%
Operating leases	10.0%	9.3%

Maturities of lease liabilities as of January 31, 2025, are as follows:

Year	Operating Leases	Finance Leases
For the year ended January 31, 2026	$1,900	$36
For the year ended January 31, 2027	2,094	36
For the year ended January 31, 2028	2,120	9
For the year ended January 31, 2029	1,791	-
For the year ended January 31, 2030	899	-
Thereafter	7,162	-
Total lease payments	15,966	81
Less: amount representing interest	(7,182)	(6)
Total lease liabilities at January 31, 2025	$8,784	$75

Rent expense on operating leases, which is recorded on a straight-line basis, was $2.5 million and $2.4 million for the years ended  January 31, 2025 and 2024, respectively.

Note 7 - Income taxes

Income from continuing operations before income taxes	2024	2023
Domestic (1)	$(4,682)	$(8,541)
Foreign	23,150	18,432
Total	$18,468	$9,891

(1) The domestic loss from continuing operations before income taxes includes corporate overhead costs.

Components of income tax expense (benefit)	2024	2023
Current
Federal	$(4)	$(21)
Foreign	3,614	3,351
State and other	150	270
Total current income tax expense	3,760	3,600
Deferred
Federal	1,048	(7,311)
Foreign	569	391
Total deferred income tax expense (benefit)	1,617	(6,920)
Total income tax expense	$5,377	$(3,320)

As a result of the one-time transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will no longer be subject to incremental U.S. federal income tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. However, upon repatriation, various state taxes and foreign withholding taxes may be levied on such amounts. Determination of the amount of unrecognized state and local tax liability is not practicable due to the complexities associated with its hypothetical calculation. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability was $0.8 million as of January 31, 2025 and 2024, related to these taxes.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern and Indian subsidiaries. The Middle Eastern and Indian subsidiaries have unremitted earnings of $50.6 million and $13.3 million, respectively, as of January 31, 2025. Unremitted earnings of $25.9 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, and $24.7 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $1.2 million. The Company has not recorded a deferred tax liability related to any financial reporting basis over tax basis in connection with the Company's investment in these foreign subsidiaries as it is not practical to estimate.

The difference between the provision for income taxes and the amount computed by applying the U.S. Federal statutory rate of 21% was as follows:

	2024	2023
Tax expense at federal statutory rate	$3,882	$2,083
State expense, net of federal income tax effect	68	159
Domestic return to provision	(82)	247
Domestic valuation allowance	(468)	(8,065)
Global Intangible Low-Taxed Income inclusion	2,201	2,202
State NOL expirations	-	1,375
Permanent differences other	176	258
Valuation allowance for state NOLs	56	(1,314)
Differences in foreign tax rate	(796)	(598)
Reductions of uncertain tax positions of prior years	-	(239)
Deferred tax on unremitted earnings	152	195
Foreign withholding taxes	31	135
Research tax credit	265	247
All other, net expense	(108)	(5)
Total income tax (benefit) expense	$5,377	$(3,320)

The Company's worldwide effective tax rates ("ETR") were 29.1% and (33.6%) in the year ended January 31, 2025 and 2024, respectively. The change in the ETR was largely due to changes in the mix of income and loss in various tax jurisdictions, and the release of the partial domestic valuation allowance in the prior year.

Components of deferred income tax assets	2024	2023
U.S. Federal NOL carryforward	$4,870	$6,173
Deferred compensation	222	241
Research tax credit	1,240	1,505
Foreign NOL carryforward	255	258
Foreign tax credit	2,580	2,580
Stock compensation	-	21
Other accruals not yet deducted	202	500
State NOL carryforward	1,544	1,495
Accrued commissions and incentives	1020	845
Inventory reserve	118	70
Lease liability	1034	878
Deferred tax assets, gross	13,085	14,566
Valuation allowance	(5,277)	(5,689)
Total deferred tax assets, net of valuation allowances	$7,808	$8,877

Components of the deferred income tax liability
Depreciation	$(530)	$(370)
Foreign subsidiaries unremitted earnings	(813)	(783)
Prepaid	(77)	(94)
Right of use asset	(999)	(855)
Other	(70)	(73)
Total deferred tax liabilities	$(2,489)	$(2,175)

Deferred tax assets, net	$5,319	$6,702

Balance sheet classification
Long-term assets	$6,639	$7,919
Long-term liability	(1,320)	(1,217)
Total deferred tax assets, net of valuation allowances	$5,319	$6,702

As of January 31, 2025 and 2024, the Company had deferred tax assets of $4.9 million and $6.2 million, respectively, related to gross U.S. Federal net operating loss ("NOL") carryforwards of $23.8 million and $30.1 million, respectively. Of this amount, $16.4 million will begin to expire between tax years 2036 and 2037, with the remainder not subject to expiration. As of January 31, 2025 and 2024, the Company had deferred tax assets of $1.5 million related to gross state NOLs of $21.9 million and $21.0 million, respectively, that expire between 2025 and 2044. The Company has released the valuation allowance recorded against U.S. Federal NOLs during the year ended  January 31, 2024, and continues to maintain a valuation allowance against its state NOLs. As of January 31, 2025 and 2024, the Company had deferred tax assets of $0.3 million related to gross foreign NOLs of $1.3 million for its subsidiary in Saudi Arabia, which can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of the tax benefit is dependent upon the future generation of taxable income in the respective tax jurisdictions.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence previously evaluated was the domestic cumulative loss incurred over a three-year period. The Company achieved three years of cumulative income in the U.S. federal tax jurisdiction as of the period ended  January 31, 2024. As such, management determined that the domestic deferred tax assets are more likely than not to be realized and have released the valuation allowance accordingly during the period ended  January 31, 2024. The Company continues to maintain a valuation allowance against certain domestic deferred tax assets including its foreign tax credit carryovers, R&D credit carryovers, and state deferred tax assets. Management has released $0.2 million of valuation allowance related to R&D credit carryovers in the period ending January 31, 2025 based upon expectations of future taxable income. The amount of the domestic deferred tax assets considered realizable, however, could be increased if there are changes to the objective positive and negative evidence considered.

The Company has a deferred tax asset of $2.6 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will begin to expire on January 31, 2026.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

	2024	2023
Balance at beginning of year	$1,433	$1,673
Decreases in positions taken in a prior period	(3)	(256)
Increases in positions taken in a current period	224	143
Decreases due to lapse of statute of limitations	(131)	(21)
Decreases due to settlements	(114)	(106)
Balance at end of year	$1,409	$1,433

Included in the total UTP liability were estimated accrued interest and penalties of $0.4 million as of each of  January 31, 2025 and 2024. These non-current income tax liabilities are recorded in other long-term liabilities in the consolidated balance sheets and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2025, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2025 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $1.2 million of the amount accrued on  January 31, 2025 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2022, 2023, and 2024 are open for federal and state tax purposes. In addition, federal and state tax years related to January 31, 2005 through January 31, 2010, are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future year audits.

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

Contributions to the 401(k) plan were $0.4 million in the years ended January 31, 2025 and 2024, respectively.

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

					(In thousands)	(In thousands)
				FIP/RP Status	2024	2023	Surcharge
Plan Name	EIN	Plan #	Funded Zone Status	Pending/Implemented	Contribution	Contribution	Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	62-6102837	001	Yellow	No	$189	$161	No	5/5/2025

Note 9 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At January 31, 2025, the Company had reserved a total of 122,814 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

The Company's 2024 Omnibus Stock Incentive Plan dated  May 28, 2024 was approved by the Company's stockholders in July 2024 ("2024 Plan"). The 2024 Plan will expire in July 2027. The 2024 Plan authorizes awards to officers, employees, consultants and independent directors. The 2024 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code.

Grants were made in connection with the 2024 Plan and the prior incentive plans to employees, officers, and independent directors, as further described below:

Stock compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	2024	2023
Restricted stock based compensation expense	$860	$913
Total stock-based compensation expense	$860	$913

Stock options

The Company did not grant any stock options during the years ended January 31, 2025 or 2024. The following table summarizes the Company's stock option activity:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Weighted average grant date fair value
Outstanding on January 31, 2023	40	$10.85	1.12	$19

Exercised	(1)	6.85
Expired or forfeited	(17)	11.15
Outstanding on January 31, 2024	22	11.15	0.7	6

Options exercisable on January 31, 2024	22	$11.15	0.7	6

Exercised	(4)	6.89
Expired or forfeited	(17)	12.41
Outstanding on January 31, 2025	1	6.85	0.8	4

Options exercisable on January 31, 2025	1	$6.85	0.8	$4

There was no vesting, expiration or forfeiture of previously unvested stock options during the year ended  January 31, 2025. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options during the year ended  January 31, 2025.

Deferred stock

As part of their compensation, in previous years the Company granted deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is distributed to the directors only upon their separation from service. During the year ended  January 31, 2025, no deferred stock units were distributed.  There were approximately 62,926 deferred stock units outstanding included in the restricted stock activity shown below as of  January 31, 2025 and 2024.

Restricted stock

The Company has granted restricted stock to executive officers, independent directors, and employees. The restricted stock vests ratably over one to four years. The Company calculates restricted stock compensation expense based on the grant date fair value and recognizes expense on a straight-line basis over the vesting period. The following table summarizes the Company's restricted stock activity:

	Restricted shares	Weighted average price per share	Weighted average grant date fair value
Outstanding on January 31, 2023	266	$8.55	$2,286
Granted	92	10.26
Issued / vested	(84)
Forfeited	(52)	9.59
Outstanding on January 31, 2024	222	$9.33	$2,078
Granted	111	8.93
Issued / vested	(73)
Forfeited	(29)	9.59
Outstanding on January 31, 2025	230	$9.05	$2,080

The fair value of vested restricted stock was $0.9 million and $1.1 million in the year ended January 31, 2025 and 2024 respectively. Additionally, there was $1.0 million of unrecognized compensation cost related to unvested restricted stock granted under the plans as of  January 31, 2025 and 2024. These costs are expected to be recognized over the weighted-average period of 1.7 years and 1.8 years, respectively. Further, the Company had approximately 0.2 million of non-vested restricted stock granted under the plan as of  January 31, 2025. The remaining amount of non-vested restricted stock is expected to vest over the weighted-average period of 1.7 years.

Note 10 - Interest expense

	2024	2023
Interest expense	2,224	2,429
Interest income	284	163
Interest expense	1,940	2,266

Note 11 - Treasury stock

The repurchase program approved on October 4, 2021, authorized the Company to use up to $3.0 million for the purchase of its outstanding shares of common stock. Stock repurchases were permitted to be executed through open market or privately negotiated transactions, depending upon current market conditions and other factors. On December 7, 2022, the Board of Directors authorized the use of $1.0 million remaining under the share repurchase program previously approved on October 4, 2021 that expired on October 3, 2022. During the 12 months ended January 31, 2024, the Company used the remaining $1.0 million of the $3.0 million authorized to repurchase its outstanding shares of common stock. Accordingly, there was no repurchase activity with respect to the Company's shares of common stock during the twelve months ended January 31, 2025.

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	37	8.51	37	628
August 1, 2023 - August 31, 2023	62	8.67	62	92
September 1, 2023 - September 30, 2023	10	8.95	10	-
Total	109		109

On August 29, 2024, the Company retired all remaining treasury stock previously acquired under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease in retained earnings in accordance with ASC 505- 30, Equity - Treasury Stock.

Note 12 - Joint venture and non-controlling interest

On June 1, 2023, the Company closed on its formation of the joint venture (the "JV Agreement" or "JV") with Gulf Insulation Group ("GIG") a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% financial controlling interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry and is a closed joint stock company established under laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and the remaining 40% owned by GIG. The Company expects this collaborative business arrangement to result in expanding its market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services. The other party to this business arrangement acquired a 40% non-controlling interest in the JV by contributing assets (i.e. acquired by the JV) of approximately $6.8 million in fair value, mainly consisting of an idle building and equipment. The fair value of the net assets contributed was determined through the use of a third-party appraiser using the indirect cost method.

Pursuant to the applicable guidance in ASC 805, Business Combinations and Noncontrolling Interests, the Company determined that the transaction did not meet the necessary conditions to be considered a business as the set of assets acquired did not contain an organized workforce and therefore was recorded as an asset acquisition. The assets transferred by the Company to the JV were recorded at historical cost, and no gain was recognized as a result of this exchange since the Company has a controlling interest in the JV. The Company’s measurement of the acquired assets is comprised of the fair value of the contributed net assets given up by the Company and the fair value of the non-controlling interest, excluding the contributed assets. The non-controlling interest attributable to the other party was recorded as of the investment date and was measured as part of the carrying amount of the ownership interest in the net assets given up by the Company plus the fair value of the non-controlling interest, excluding the contributed assets. No gain or loss was recognized as a result of this exchange. In connection with the joint venture, the Company also assumed a promissory note issued as part of the formation of the JV in the principal amount of $2.8 million payable to GIG. The principal amount is presented within the Long-term debt, less current maturities caption in the Company's consolidated balance sheets. The Company also has a promissory note due from the JV that was issued as part of the formation of the JV in the amount of approximately $4.2 million, which is eliminated in consolidation.

The Company has a 60% controlling financial interest in the joint venture which is not considered a wholly owned subsidiary. Accordingly, there remains a minority portion of the equity interest that is owned by a third party, GIG. Pursuant to the applicable guidance contained in ASC 810, Consolidations, the balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. As of  January 31, 2025, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $39.1 million and $22.1 million, respectively.

The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to the non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to redeemable non-controlling interest as temporary equity within the consolidated balance sheets. This mezzanine presentation is the result of the non-controlling interest being subject to a put option that is not solely within the Company's control and in connection with the equity shares of the business arrangement that is redeemable any time after five years following the date of incorporation. The redemption amount per the JV Agreement is at fair value of the non-controlling interest which is the fair value of ordinary shares of the JV owned by GIG. Further, neither the call option nor put option contained in the JV Agreement met the definition of a derivative as a result of not containing a net settlement provision and the shares not being readily convertible to cash, thereby being considered embedded with respect to non-controlling interest and not a freestanding instrument.

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

Net income attributable to GIG was $4.1 million and $2.7 million for the twelve months ended  January 31, 2025 and 2024, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

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

The non-controlling interest is measured at fair value and was $11.0 million and $6.3 million recorded within temporary equity at  January 31, 2025 and 2024, respectively. The change in non-controlling interest consists of approximately $4.1 million in current year net income attributable to non-controlling interest, and approximately $0.6 million as an adjustment in the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the year ended  January 31, 2025 and 2024, respectively.

Note 13 - Segment reporting

The Company operates under one segment: Piping Systems. The results are presented on an consolidated basis to the Chief Executive Officer who serves as the chief operating decision maker ("CODM"). The accounting policies of the Company's segment are the same as those described in the summary of significant accounting policies. For further information, see Note 2 - Significant accounting policies, in the Notes to Consolidated Financial Statements.

The CODM regularly reviews consolidated revenues, significant expenses, and consolidated net income attributable to common stock to make operating decisions and assess performance. The CODM uses this information in making company-wide decisions when determining how to allocate resources.

Significant expenses represent amounts that are regularly provided to the CODM and included in consolidated net income attributable to common stock.  Additionally, the CODM regularly reviews asset information by our reporting segment in a manner that is consistent with the presentation on the Company's accompanying consolidated balance sheets.

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Year ended January 31,
	2025	2024

Net sales	$158,384	$150,668

Cost of sales
Labor	23,109	19,048
Materials	59,036	64,973
Depreciation and amortization	3,104	3,562
Other costs of sales	19,887	21,627
Total Cost of sales	105,136	109,210

Operating expenses
Salaries and wages	16,295	14,043
Depreciation and amortization	516	196
Other general and administrative expense	11,189	8,352
General and administrative expenses	28,000	22,591
Selling expense	4,947	5,508
Total operating expenses	32,947	28,099

Income from operations	20,301	13,359

Interest expense	1,940	2,266
Other income (expense)	107	(1,202)
Income before income tax	18,468	9,891
Income tax expense (benefit)	5,377	(3,320)
Net income	13,091	13,211
Less: Net income attributable to non-controlling interest	4,108	2,740
Net income attributable to common stock	$8,983	$10,471

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  January 31, 2025 and 2024

	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2)(3)	Balance at end of period
Year Ended January 31, 2025
Valuation allowance for deferred tax assets	$5,689	$(412)	$-	$-	$5,277
Allowance for possible losses in collection of trade receivables	699	36	(25)	(7)	703

Year Ended January 31, 2024
Valuation allowance for deferred tax assets	$15,993	$(208)	$-	$(10,096)	$5,689
Allowance for possible losses in collection of trade receivables	612	123	(36)	-	699

(1) Uncollectible accounts written off.

(2) Impact on allowance due to foreign currency translation for the year ended  January 31, 2025.

(3) The release of valuation allowances related to deferred tax assets for the year ended  January 31, 2024.

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

Exhibit No.	Description and Location
3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Seventh Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2025]
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10.1	Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *
10.2	Executive Employment Agreement with David J. Mansfield dated October 19, 2016 [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 13, 2016]*
10.3	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10.4	Second Amendment and Waiver to Revolving Credit and Security Agreement, dated September 17, 2021, by and among the Company, PNC Bank, National Association, and other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2021]
10.5
Executive Employment Agreement, dated October 2, 2023, by and between the Company and Matthew E. Lewicki [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2023]*

10.6	Perma-Pipe International Holdings, Inc. 2024 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on June 21, 2024]*
10.7	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.8	Form of Restricted Stock and Performance Award Agreement under the 2024 Omnibus Stock Incentive Plan*
10.9	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Omnibus Stock Incentive Plan*
10.10	Executive Employment Agreement, dated March 31, 2025, by and between the Company and Saleh Sagr [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2025]*
14.1	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
19.1	Insider Trading Policy
21.1	Subsidiaries of Perma-Pipe International Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
23.2	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24.1	Power of Attorney executed by directors and officers of the Company
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Section 1350 Certifications (1) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and (2) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Recoupment of Incentive Compensation Following a Restatement [Incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on April 26, 2024]
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*Management contracts and compensatory plans or agreements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date: May 1, 2025	/s/ David J. Mansfield
David J. Mansfield
Director, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	DAVID J. MANSFIELD	Director, and Chief Executive Officer (Principal Executive Officer)

	MATTHEW E. LEWICKI*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2025

	CYNTHIA BOITER*	Director

	DAVID B. BROWN*	Director

	ROBERT MCNALLY*	Director

	IBRAHIM JAHAM AL KUWARI*	Director

	JON C. BIRO*	Director

	JEROME T. WALKER*	Director and Chairman of the Board of Directors

*By:	/s/ David J. Mansfield	Individually and as Attorney in Fact
David J. Mansfield