Form 10-Q
period 2025-04-30
Perma-Pipe International Holdings, Inc.
filed 2025-06-13
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

On June 13,2025, there were 7,982,568 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2025

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2025	2024
Net sales	$46,747	$34,321
Cost of sales	30,023	23,804
Gross profit	16,724	10,517

Operating expenses
General and administrative expenses	7,749	6,148
Selling expenses	1,086	1,235
Total operating expenses	8,835	7,383

Income from operations	7,889	3,134

Interest expense	406	507
Other expense	47	67
Income before income taxes	7,436	2,560

Income tax expense	1,582	770

Net income	5,854	1,790
Less: Net income attributable to non-controlling interest	902	347
Net income attributable to common stock	$4,952	$1,443

Weighted average common shares outstanding
Basic	7,983	7,906
Diluted	8,079	8,056

Earnings per share attributable to common stock
Basic	$0.62	$0.18
Diluted	$0.61	$0.18

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

 (Unaudited)

	Three Months Ended April 30,
	2025	2024
Net income	$5,854	$1,790

Other comprehensive income
Foreign currency translation adjustments, net of tax	922	(1,415)
Comprehensive income	$6,776	$375
Less: Comprehensive income attributable to non-controlling interests	902	347
Total comprehensive income attributable to common stock	$5,874	$28

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30, 2025	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$18,841	$15,716
Restricted cash	1,413	1,401
Trade accounts receivable, less allowance for credit losses of $914 at April 30, 2025 and $703 at January 31, 2025	47,009	43,148
Inventories	14,534	16,622
Prepaid expenses and other current assets	12,117	10,045
Unbilled accounts receivable	23,314	18,936
Costs and estimated earnings in excess of billings on uncompleted contracts	3,472	2,934
Total current assets	120,700	108,802
Long-term assets
Property, plant and equipment, net of accumulated depreciation	36,007	35,365
Operating lease right-of-use asset	8,617	8,199
Deferred tax assets	6,690	6,639
Goodwill	2,157	2,057
Other long-term assets	4,144	4,179
Total long-term assets	57,615	56,439
Total assets	$178,315	$165,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$20,053	$23,691
Accrued compensation and payroll taxes	1,180	1,388
Commissions and management incentives payable	6,725	5,840
Revolving line - North America	8,533	6,765
Current maturities of long-term debt	4,049	2,481
Customers' deposits	6,917	2,506
Operating lease liability short-term	1,208	1,071
Other accrued liabilities	6,959	6,697
Billings in excess of costs and estimated earnings on uncompleted contracts	991	1,249
Income taxes payable	2,383	2,375
Loan payable to GIG	2,753	-
Total current liabilities	61,751	54,063
Long-term liabilities
Long-term debt, less current maturities	3,781	3,669
Long-term finance obligations	8,730	8,798
Deferred compensation liabilities	1,832	1,689
Deferred tax liabilities	1,457	1,320
Operating lease liability long-term	8,094	7,713
Loan payable to GIG	-	2,753
Other long-term liabilities	2,565	2,131
Total long-term liabilities	26,459	28,073
Commitments and contingencies
Non-controlling interest	12,238	10,967
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 7,983 issued and outstanding at April 30, 2025 and January 31, 2025	80	80
Additional paid-in capital	60,006	60,151
Retained earnings	25,056	20,104
Accumulated other comprehensive loss	(7,275)	(8,197)
Total stockholders' equity	77,867	72,138
Total liabilities and stockholders' equity	$178,315	$165,241

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2025	$80	$60,151	$20,104	$-	$(8,197)	$72,138

Net income attributable to common stock	-	-	4,952	-	-	4,952
Stock-based compensation expense	-	224	-	-	-	224
Amount attributable to non-controlling interest	-	(369)	-	-	-	(369)
Foreign currency translation adjustment	-	-	-	-	922	922
Total stockholders' equity at April 30, 2025	$80	$60,006	$25,056	$-	$(7,275)	$77,867

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income attributable to common stock	-	-	1,443	-	-	1,443
Stock-based compensation expense	-	228	-	-	-	228
Amount attributable to non-controlling interest	-	(421)	-	-	-	(421)
Foreign currency translation adjustment	-	-	-	-	(1,415)	(1,415)
Total stockholders' equity at April 30, 2024	$80	$59,870	$13,531	$(968)	$(6,966)	$65,547

Shares	2025	2024
Balances at beginning of year	7,982,568	8,016,781
Treasury stock retired	-	(112,015)
Shares issued, net of shares used for tax withholding	-	77,802
Balances at period end	7,982,568	7,982,568

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2025	2024
Operating activities
Net income	$5,854	$1,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	937	829
Deferred tax expense (benefit)	40	(269)
Stock-based compensation expense	224	228
Provision on uncollectible accounts	210	(26)
Loss (gain) from disposal of fixed assets	-	14
Changes in operating assets and liabilities
Accounts receivable	(3,617)	1,854
Inventories	1,870	(359)
Costs and estimated earnings in excess of billings on uncompleted contracts	(796)	1,191
Accounts payable	(3,983)	(1,691)
Accrued compensation and payroll taxes	653	1,000
Customers' deposits	4,407	1,143
Income taxes payable	17	(694)
Prepaid expenses and other current assets	(1,633)	(2,552)
Unbilled accounts receivable	(4,341)	295
Other assets and liabilities	891	(2,826)
Net cash provided by (used in) operating activities	733	(73)
Investing activities
Capital expenditures	(927)	(589)
Net cash used in investing activities	(927)	(589)
Financing activities
Proceeds from revolving credit lines	21,261	18,268
Payments of debt on revolving credit lines	(17,950)	(16,405)
Payments of principal on finance obligations	(54)	(42)
Payments of other debt	(55)	(58)
Decrease in drafts payable	2	794
Payments on finance lease obligations	(8)	(8)
Stock options exercised and taxes paid related to restricted shares vested	-	8
Net cash provided by financing activities	3,196	2,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash	135	(71)
Net increase in cash, cash equivalents and restricted cash	3,137	1,824
Cash, cash equivalents and restricted cash - beginning of period	17,117	7,240
Cash, cash equivalents and restricted cash - end of period	$20,254	$9,064
Supplemental cash flow information
Cash interest paid	$397	$248
Cash income taxes paid	1,455	1,575
Fixed assets acquired - non-cash	$158	$-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", or "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to fairly state the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2025 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2025 and 2024 are for the fiscal year ending January 31, 2026 and for the fiscal year ended  January 31, 2025, respectively.

Revision of Previously Issued Financial Statements

During 2024, the Company had identified and corrected an error relating to a subsidiary in the Middle East that incorrectly recorded a duplicate invoice related to the purchase of property, plant, and equipment ("PP&E"), which caused an overstatement of PP&E and trade accounts payable, and resulted in an overstatement of net cash provided by operating activities and net cash used in investing activities of approximately $1.4 million in the consolidated statement of cash flows during the three months ended April 30, 2024. The Company determined that the error was not material to the unaudited consolidated financial statements in its Quarterly Report on Form 10-Q for the three months ended April 30, 2024. However, in order to correctly present the unaudited consolidated financial statements, the Company revised the unaudited consolidated financial statements as of and for the three months ended April 30, 2024.

The following tables summarize the impact of this correction as of and for the three months ended April 30, 2024:

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

Note 2 - Business segment reporting

The Company operates under one segment: Piping Systems. The results are presented on a consolidated basis to the Chief Executive Officer who serves as the chief operating decision maker ("CODM"). The CODM regularly reviews consolidated revenues, significant expenses, and consolidated net income attributable to common stock to make operating decisions and assess performance. The CODM uses this information in making company-wide decisions when determining how to allocate resources.

Significant expenses represent amounts that are regularly provided to the CODM and included in consolidated net income attributable to common stock.

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Three Months Ended April 30,
	2025	2024
Net sales	$46,747	$34,321

Cost of sales
Labor	6,289	5,238
Materials	17,416	13,183
Depreciation and amortization	849	733
Other costs of sales	5,469	4,650
Total cost of sales	30,023	23,804

Operating expenses
Salaries and wages	4,217	3,373
Depreciation and amortization	87	82
Other general and administrative expense	3,445	2,693
General and administrative expenses	7,749	6,148
Selling expense	1,086	1,235
Total operating expenses	8,835	7,383

Income from operations	7,889	3,134

Interest expense	406	507
Other expense	47	67
Income before income tax	7,436	2,560
Income tax expense	1,582	770
Net income	5,854	1,790
Less: Net income attributable to non-controlling interest	902	347
Net income attributable to common stock	$4,952	$1,443

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

For the three months ended April 30, 2025 and 2024, no individual customer accounted for more than 10% of the Company's consolidated net sales.

As of  April 30, 2025 and January 31, 2025, no individual customer accounted for more than 10% of the Company's accounts receivable.

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

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping and coating systems revenue over time as the manufacturing process progresses because one of the following conditions exists:

1)	the customer owns the material that is being coated, so the customer controls the asset and thus the work-in-process; or

2)

the customer controls the work-in-process due to the custom nature of the pre-insulated, fabricated system being manufactured, which has no alternative future use, and there is a right to payment for work performed to date plus profit margin.

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2025 are as follows:

	Three Months Ended April 30,
	2025		2024
	Sales	% of Total	Sales	% of Total
Products	$3,640	8%	$3,253	9%

Specialty Piping Systems and Coating
Revenue recognized under input method	12,060	26%	10,140	30%
Revenue recognized under output method	31,047	66%	20,928	61%
Total	$46,747	100%	$34,321	100%

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

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	April 30, 2025	January 31, 2025
Costs incurred on uncompleted contracts	$13,859	$11,621
Estimated earnings	9,984	9,366
Earned revenue	23,843	20,987
Less billings to date	21,362	19,302
Costs in excess of billings, net	$2,481	$1,685
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$3,472	$2,934
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(991)	(1,249)
Costs in excess of billings, net	$2,481	$1,685

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  April 30, 2025 will be billed and collected within one year.

Unbilled accounts receivable

The Company has recorded $23.3 million and $18.9 million of unbilled accounts receivable on the consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  April 30, 2025 will be billed within one year.

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	April 30, 2025	January 31, 2025
Raw materials	$13,945	$16,374
Work in process	1,112	745
Finished goods	350	366
Subtotal	15,407	17,485
Less allowance	873	863
Inventories	$14,534	$16,622

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

The Company's worldwide effective tax rates ("ETR") for the three months ended April 30, 2025 and 2024 were 21% and 30%, respectively. The change in the ETR is due to changes to the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either as remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $1.0 million as of April 30, 2025 related to these taxes.

Note 7 - Goodwill

All identifiable goodwill as of April 30, 2025 and January 31, 2025, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur that could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2025	Foreign exchange change effect	April 30, 2025
Goodwill	$2,057	$100	$2,157

There were no triggering events identified during the three months ended April 30, 2025.

Note 8 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At  April 30, 2025, the Company had reserved a total of 197,026 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended April 30,
	2025	2024
Restricted stock-based compensation expense	$ 224	$ 228

Stock options

The Company did not grant any stock options during the three months ended April 30, 2025. The following table summarizes the Company's stock option activity:

	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2025	1	$6.85	0.8	$4
Exercised	-	-	-	-
Expired or forfeited	-	-	-	-
Outstanding and exercisable at April 30, 2025	1	$6.85	0.6	$4

There was no vesting, expiration or forfeiture of previously unvested stock options during the three months ended April 30, 2025. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended  April 30, 2025:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2025	230	$9.05	$2,080
Granted	2	14.52
Vested and issued	-	-
Forfeited or retired for taxes	(1)	9.54
Outstanding at April 30, 2025	231	$9.09	$2,098

As of April 30, 2025, there was $0.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 1.7 years.

Note 9 - Earnings per share

	Three Months Ended April 30,
	2025	2024
Basic weighted average common shares outstanding at April 30, 2025	7,983	7,906
Dilutive effect of equity compensation plans	96	150
Weighted average common shares outstanding assuming full dilution	8,079	8,056

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	-	32
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	96	150

Net income attributable to common stock	$4,952	$1,443

Earnings per share attributable to common stock
Basic	$0.62	$0.18
Diluted	$0.61	$0.18

Note 10 - Debt

Debt totaled $27.9 million and $24.5 million at April 30, 2025 and January 31, 2025, respectively.

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

As of April 30, 2025, the Company had borrowed an aggregate of $8.5 million at a rate of 9.0% and had $5.0 million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million and had $3.7 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  April 30, 2025.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.7 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2025. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2  million at April 30, 2025 ) from a bank in the U.A.E. As of April 30, 2025 , the facility has an interest rate of approximately  7.5%  and expires in July 2025. The Company had borrowed an aggregate of $0.5 million  as of April 30, 2025 and January 31, 2025 , and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  April 30, 2025 and January 31, 2025 , the Company had unused borrowing availability of approximately $1.7 million and $1.6 million, respectively.

The Company has a revolving line for 65.2  million U.A.E. Dirhams (approximately $ 17.7  million at April 30, 2025 ) from a bank in the U.A.E. As of April 30, 2025 , the facility has an interest rate of approximately  7.5%  and expires in August 2025. The  Company had no outstanding balance  as of April 30, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $8.0 million and $9.0 million as of  April 30, 2025 and January 31, 2025 , respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0  million Egyptian Pounds (approximately $ 2.0  million at April 30, 2025 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of April 30, 2025 , the facility has an interest rate of approximately  20.8%  and expires in November 2025. As of  April 30, 2025 and  January 31, 2025, the Company had an immaterial amount outstanding, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  April 30, 2025  and  January 31, 2025 , the Company had approximately $2.0 million of unused borrowing capacity with respect to this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has received collections, the facility has decreased to a current amount of  2.1  million Egyptian Pounds (approximately $0.1 million at April 30, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  15.0%  and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had no outstanding balance  as of   April 30, 2025 and January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  April 30, 2025). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and expired in May 2025. The Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. As of April 30, 2025, the facility has an interest rate of approximately 8.9%. The Company had borrowed an aggregate of $3.1 million and $1.5 million as of April 30, 2025 and January 31, 2025, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  April 30, 2025 and  January 31, 2025, was $2.3 million and $3.0 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  April 30, 2025 and  January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approximately $10.0 million.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of April 30, 2025, with the exception of an arrangement that has expired and has not yet been renewed. Although a certain arrangement has expired and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangement has continued without interruption or penalty. On April 30, 2025, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of April 30, 2025, the Company's interest rates ranged from 7.5% to 20.8%, with a weighted average rate of 8.4%, and the Company had facility limits totaling $31.8 million under these credit arrangements. As of April 30, 2025, $16.6 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2025, the Company had borrowed $6.3 million and had an additional $14.5 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of April 30, 2025 and January 31, 2025.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 15). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty. This amount is presented as a component of current liabilities in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of April 30, 2025, the remaining balance on the mortgage in Canada is approximately CAD 5.7 million (approximately $4.1 million at April 30, 2025). The interest rate is variable, and was 6.8% at April 30, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of April 30, 2025 and January 31, 2025.

Note 11 - Leases

Operating Leases.

In August 2020, the Company entered into a new lease in Abu Dhabi for land upon which the Company built a facility. The initial annual payments were approximately 1.2 million U.A.E. Dirhams (approximately $0.3 million at  April 30, 2025), inclusive of rent, escalation clauses, and other common charges contained in the agreement. The lease expires in August 2050.

Finance Leases.

At  April 30, 2025, the Company had finance lease liabilities of $0.1 million included in current maturities of long-term debt and long-term debt less current maturities, and financial ROU assets of $0.2 million which were included in property plant and equipment, net of accumulated depreciation in the consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	April 30, 2025	January 31, 2025
Finance leases assets:
Property and Equipment - gross	$942	$899
Accumulated depreciation and amortization	(706)	(626)
Property and Equipment - net	$236	$273

Finance lease liabilities:
Finance lease liability short-term	$34	$32
Finance lease liability long-term	36	43
Total finance lease liabilities	$70	$75

Operating lease assets:
Operating lease ROU assets	$8,617	$8,199

Operating lease liabilities:
Operating lease liability short-term	$1,208	$1,071
Operating lease liability long-term	8,094	7,713
Total operating lease liabilities	$9,302	$8,784

Total lease costs consist of the following:

		Three Months Ended April 30,
Lease costs	Consolidated Statements of Operations Classification	2025	2024
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$49	$38
Interest on lease liabilities	Interest expense	1	2
Operating lease costs	Cost of sales, SG&A expenses	534	455
Short-term lease costs (1)	Cost of sales, SG&A expenses	391	143
Total Lease costs		$975	$638

(1) Includes variable lease costs, which are not material.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$8	$8
Operating cash outflows from finance leases	1	2
Operating cash outflows from operating leases	315	454

Weighted-average lease terms and discount rates are as follows:

April 30, 2025
Weighted-average remaining lease terms (in years):
Finance leases	2.0
Operating leases	12.5

Weighted-average discount rates:
Finance leases	6.4%
Operating leases	9.0%

Maturities of lease liabilities as of April 30, 2025, are as follows:

	Operating Leases	Finance Leases
For the year ended January 31, 2026	$1,781	$28
For the year ended January 31, 2027	2,094	37
For the year ended January 31, 2028	2,120	9
For the year ended January 31, 2029	1,791	-
For the year ended January 31, 2030	899	-
For the year ended January 31, 2031	355	-
Thereafter	6,807	-
Total lease payments	$15,847	$74

Less: amount representing interest	(6,545)	(4)
Total lease liabilities at April 30, 2025	$9,302	$70

Rent expense attributable to operating leases was $0.9 million and $0.6 million for the three months ended April 30, 2025 and 2024, respectively.

Note 12 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	April 30, 2025	January 31, 2025
Cash and cash equivalents	$18,841	$15,716
Restricted cash	1,413	1,401
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,254	$17,117

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

Note 15 - Noncontrolling interest

On June 1, 2023, the Company closed on its formation of a joint venture (the "JV", and the agreement governing the JV, the "JV Agreement") with Gulf Insulation Group ("GIG"), a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% controlling financial interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry LLC and is a closed joint stock company established under the laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and the remaining 40% owned by GIG. The Company expects this collaborative business arrangement to result in expanding its market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services.

The balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. As of  April 30, 2025, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $39.6 million and $20.6 million, respectively, and $39.1 million and $22.1 million, respectively, as of  January 31, 2025.

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

Net income attributable to GIG was $0.9 million and $0.3 million for the three months ended  April 30, 2025 and 2024, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The non-controlling interest as measured at fair value was $12.2 million and $11.0 million at  April 30, 2025 and  January 31, 2025, respectively. The change in non-controlling interest consists of $0.9 million in current year net income attributable to non-controlling interest, and approximately $0.4 million as an adjustment to the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the periods ended  April 30, 2025 and  January 31, 2025.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained in this MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2025 and 2024 are for the fiscal year ending January 31, 2026 and the fiscal year ended January 31, 2025, respectively.

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

	Three Months Ended April 30,
	2025		2024		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$46,747		$34,321		$12,426

Gross profit	16,724	36%	10,517	31%	6,207

General and administrative expenses	7,749	17%	6,148	18%	(1,601)

Selling expenses	1,086	2%	1,235	4%	149

Interest expense	406		507		101

Other expense	47		67		(20)

Income before income taxes	7,436		2,560		4,876

Income tax expense	1,582		770		(812)

Net income	5,854		1,790		4,064

Less: Net income attributable to non-controlling interest	902		347		(555)

Net income attributable to common stock	4,952		1,443		3,509

Three months ended April 30, 2025 vs. Three months ended April 30, 2024

Net sales:

Net sales were $ 46.7 million and $ 34.3 million in the three months ended April 30, 2025 and 2024, respectively.  The  increase o f $12.4  million, or 36%,  was a result of increased sales volumes in the Middle East and in North America.

Gross profit:

Gross profit was $16.7 million, or 36% of net sales, and $10.5 million, or 31% of net sales, in the three months ended April 30, 2025 and 2024, respectively. The increase of $6.2 million, was driven primarily by increased volume of activity and better margins due to product mix.

General and administrative expenses:

General and administrative expenses were $7.7 million and $6.1 million in the three months ended April 30, 2025 and 2024, respectively. The increase of $1.6 million, was due to higher payroll expenses and professional fees in the quarter.

Selling expenses:

Selling expenses remained consistent and were $ 1.1 million and $ 1.2 million in the  three months ended April 30, 2025 and 2024, respectively.

Interest expense:

Net interest expense remained consistent and was $0.4 million and $0.5 million in the three months ended April 30, 2025 and 2024, respectively.

Other expense:

Other expense remained consistent and was less than $0.1 million in the three months ended April 30, 2025 and 2024.

Income tax expense:

The Company's ETR was 21% and 30% in the three months ended April 30, 2025 and 2024, respectively. The change in the ETR is due to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $5.0 million and $1.4 million in the three months ended April 30, 2025 and 2024, respectively. The increase of $3.6 million, was mainly due to increased sales volumes and better project execution in the quarter.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2025 were $18.8 million compared to $15.7 million on January 31, 2025. On April 30, 2025, $0.7 million was held in the United States, and $18.1 million was held at the Company's foreign subsidiaries. The Company's working capital was $58.9 million on April 30, 2025 compared to $54.7 million on January 31, 2025. Of the working capital components, accounts receivable increased by $3.9 million and cash and cash equivalents increased by $3.1 million as the result of the movements discussed below. As of April 30, 2025, the Company had $5.0 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $14.5 million of borrowing capacity under its foreign revolving credit agreements. The Company had $8.5 million borrowed under the Renewed Senior Credit Facility and $6.3 million borrowed under its foreign revolving credit agreements at April 30, 2025.

Net cash provided by (used in) operating activities was $0.7 million and $(0.1) million in the three months ended April 30, 2025 and 2024, respectively. The increase of $0.8 million was primarily attributable to changes in inventories, customer deposits, prepaid expenses and other current assets and net income, partially offset by changes to accounts receivable and unbilled accounts receivable.

Net cash used in investing activities in the three months ended April 30, 2025 and 2024 was $0.9 million and $0.6 million, respectively. The increase of $0.3 million was primarily due to a greater amount of capital expenditures in the quarter.

Net cash provided by financing activities in the three months ended April 30, 2025 and 2024 was $3.2 million and $2.6 million, respectively. Debt totaled $27.9 million and $24.5 million as of April 30, 2025 and January 31, 2025, respectively. See Note 10 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

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

As of April 30, 2025, the Company had borrowed an aggregate of $8.5  million at a rate of 9.0%  and had $5.0  million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million and had $3.7 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  April 30, 2025.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. , Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2  million at April 30, 2025 ) from a bank in the U.A.E. As of April 30, 2025 , the facility has an interest rate of approximately  7.5%  and expires in July 2025. The Company had borrowed an aggregate of $0.4 million  as of April 30, 2025 and January 31, 2025 , and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  April 30, 2025 and January 31, 2025 , the Company had unused borrowing availability of approximately $1.7 million and $1.6 million, respectively.

The Company has a revolving line for 65.2  million U.A.E. Dirhams (approximately $ 17.7  million at April 30, 2025 ) from a bank in the U.A.E. As of April 30, 2025 , the facility has an interest rate of approximately  7.5%  and expires in August 2025. The  Company had no outstanding balance  as of April 30, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $8.0 million and $9.0 million as of  April 30, 2025 and January 31, 2025 , respectively.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0  million Egyptian Pounds (approximately $ 2.0  million at April 30, 2025 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of April 30, 2025 , the facility has an interest rate of approximately  20.8%  and expires in November 2025. As of April 30, 2025 and January 31, 2025, the Company had an immaterial amount outstanding, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  April 30, 2025  and  January 31, 2025 , the Company had approximately $2.0 million of unused borrowing capacity with respect to this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has received collections, the facility has decreased to a current amount of  2.1  million Egyptian Pounds (approximately $0.1 million at April 30, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  15.0%  and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had no outstanding balance   as of April 30, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0  million Saudi Riyals (approximately $ 9.9  million at  April 30, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and expired in May 2025. The Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty.  As of April 30, 2025 , the facility has an interest rate of approximately  8.9% . The Company had borrowed an aggregate of $3.1 million and $1.5 million  as of April 30, 2025 and January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  April 30, 2025  and  January 31, 2025 , was $2.3 million and $3.0 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  April 30, 2025 and January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approxim ately $10.0 million.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of April 30, 2025, with the exception of an arrangement that has expired and has not yet been renewed. Although a certain arrangement has expired and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangement has continued without interruption or penalty. On April 30, 2025, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of April 30, 2025, the Company's interest rates ranged from  7.5% to 20.8%, with a weighted average rate of 8.4%, and the Company had facility limits totaling $31.8  million under these credit arrangements. As of April 30, 2025 ,  $16.6 million o f availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2025 , the Company had borrow ed $6.3 million and had an additional $14.5 million of borrowing remaining available under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets  as of April 30, 2025 and January 31, 2025.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 15). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty. This amount is presented as a component of current liabilities in the Company's consolidated balance sheets.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of April 30, 2025, the remaining balance on the mortgage in Canada is approximately CAD 5.7 million (approximately $ 4.1 million at April 30, 2025). The interest rate is variable, and was 6.8%  at April 30, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million  as of April 30, 2025 and January 31, 2025.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.7 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of April 30, 2025 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $ 40.7 million as of April 30, 2025, with a remaining balance due in the amount of $ 1.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.2 million is classified in other  long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the  three months ended April 30, 2025, and at various times throughout 2024, the Company received partial payments to settle $ 0.6 million and $ 0.3 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  April 30, 2025. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Consolidated Financial Statements for the year ended January 31, 2025 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2025. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting as of January 31, 2025. The framework on which such evaluation was based is contained in the report entitled "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on management's evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2025, due to the material weaknesses identified below.

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

•

We did not design and maintain effective controls at operating locations in the Middle East and North Africa ("MENA"), including not maintaining sufficient documentation to support an evaluation that controls over business processes were designed and operating effectively;

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

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange during the fiscal quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.	Other Information

During the three months ended April 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

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

Perma-Pipe International Holdings, Inc.

Date:	June 13, 2025	By: /s/ Saleh N. Sagr
Saleh N. Sagr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2025	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)