Form 10-Q
period 2025-07-31
Perma-Pipe International Holdings, Inc.
filed 2025-09-15
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-32530

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25025 Interstate 45, Suite 200, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

(847) 966-1000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The Nasdaq Stock Market LLC

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

On September 15,2025, there were 8,094,045 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2025

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net sales	$47,902	$37,513	$94,648	$71,834
Cost of sales	33,479	24,039	63,501	47,843
Gross profit	14,423	13,474	31,147	23,991

Operating expenses
General and administrative expenses	10,033	5,979	17,781	12,128
Selling expenses	1,203	1,353	2,289	2,588
Total operating expenses	11,236	7,332	20,070	14,716

Income from operations	3,187	6,142	11,077	9,275

Interest expense	415	514	821	1,021
Other expense	21	38	70	105
Income before income taxes	2,751	5,590	10,186	8,149

Income tax expense	1,489	1,306	3,070	2,076

Net income	1,262	4,284	7,116	6,073
Less: Net income attributable to non-controlling interest	411	995	1,313	1,341
Net income attributable to common stock	$851	$3,289	$5,803	$4,732

Weighted average common shares outstanding
Basic	8,007	7,954	7,995	7,930
Diluted	8,133	8,125	8,108	7,987

Earnings per share attributable to common stock
Basic	$0.11	$0.41	$0.73	$0.60
Diluted	$0.10	$0.40	$0.72	$0.59

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

 (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$1,262	$4,284	$7,116	$6,073

Other comprehensive income
Foreign currency translation adjustments, net of tax	(111)	(192)	811	(1,607)
Comprehensive income	$1,151	$4,092	$7,927	$4,466
Less: Comprehensive income attributable to non-controlling interests	411	995	1,313	1,341
Total comprehensive income attributable to common stock	$740	$3,097	$6,614	$3,125

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31, 2025	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$17,258	$15,716
Restricted cash	1,444	1,401
Trade accounts receivable, less allowance for credit losses of $1,064 at July 31, 2025 and $703 at January 31, 2025	47,206	43,148
Inventories	15,885	16,622
Prepaid expenses and other current assets	12,312	10,045
Unbilled accounts receivable	27,672	18,936
Costs and estimated earnings in excess of billings on uncompleted contracts	3,569	2,934
Total current assets	125,346	108,802
Long-term assets
Property, plant and equipment, net of accumulated depreciation	39,267	35,365
Operating lease right-of-use asset	11,862	8,199
Deferred tax assets	6,218	6,639
Goodwill	2,154	2,057
Other long-term assets	4,143	4,179
Total long-term assets	63,644	56,439
Total assets	$188,990	$165,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$23,069	$23,691
Accrued compensation and payroll taxes	1,655	1,388
Commissions and management incentives payable	5,551	5,840
Revolving line - North America	9,732	6,765
Current maturities of long-term debt	6,358	2,481
Customers' deposits	5,371	2,506
Operating lease liability short-term	1,383	1,071
Other accrued liabilities	6,198	6,697
Billings in excess of costs and estimated earnings on uncompleted contracts	1,641	1,249
Income taxes payable	3,104	2,375
Loan payable to GIG	2,753	-
Total current liabilities	66,815	54,063
Long-term liabilities
Long-term debt, less current maturities	3,711	3,669
Long-term finance obligations	8,662	8,798
Deferred compensation liabilities	2,040	1,689
Deferred tax liabilities	1,373	1,320
Operating lease liability long-term	11,425	7,713
Loan payable to GIG	-	2,753
Other long-term liabilities	2,535	2,131
Total long-term liabilities	29,746	28,073
Commitments and contingencies
Non-controlling interest	12,225	10,967
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,044 issued and outstanding at July 31, 2025 and 7,983 at January 31, 2025	80	80
Additional paid-in capital	61,603	60,151
Retained earnings	25,907	20,104
Accumulated other comprehensive loss	(7,386)	(8,197)
Total stockholders' equity	80,204	72,138
Total liabilities and stockholders' equity	$188,990	$165,241

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2025	$80	$60,151	$20,104	$-	$(8,197)	$72,138

Net income attributable to common stock	-	-	4,952	-	-	4,952
Stock-based compensation expense	-	224	-	-	-	224
Amount attributable to non-controlling interest	-	(369)	-	-	-	(369)
Foreign currency translation adjustment	-	-	-	-	922	922
Total stockholders' equity at April 30, 2025	$80	$60,006	$25,056	$-	$(7,275)	$77,867

Net income attributable to common stock	-	-	851	-	-	851
Common stock issued under stock plans, net of shares used for tax withholding	-	(295)	-	-	-	(295)
Stock-based compensation expense	-	1,468	-	-	-	1,468
Amount attributable to non-controlling interest	-	424	-	-	-	424
Foreign currency translation adjustment	-	-	-	-	(111)	(111)
Total stockholders' equity at July 31, 2025	$80	$61,603	$25,907	$-	$(7,386)	$80,204

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income attributable to common stock	-	-	1,443	-	-	1,443
Stock-based compensation expense	-	228	-	-	-	228
Amount attributable to non-controlling interest	-	(421)	-	-	-	(421)
Foreign currency translation adjustment	-	-	-	-	(1,415)	(1,415)
Total stockholders' equity at April 30, 2024	$80	$59,870	$13,531	$(968)	$(6,966)	$65,547

Net income attributable to common stock	-	-	3,289	-	-	3,289
Common stock issued under stock plans, net of shares used for tax withholding	1	(210)	-	-	-	(209)
Stock-based compensation expense	-	177	-	-	-	177
Amount attributable to non-controlling interest	-	(29)	-	-	-	(29)
Foreign currency translation adjustment	-	-	-	-	(192)	(192)
Total stockholders' equity at July 31, 2024	$81	$59,808	$16,820	$(968)	$(7,158)	$68,583

Shares	2025	2024
Balances at beginning of year	7,982,568	8,016,781
Treasury stock retired	-	(112,015)
Shares issued, net of shares used for tax withholding	61,115	77,802
Balances at period end	8,043,683	7,982,568

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2025	2024
Operating activities
Net income	$7,116	$6,073
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,894	1,717
Deferred tax expense	428	203
Stock-based compensation expense	1,692	396
Provision on uncollectible accounts	361	43
Changes in operating assets and liabilities
Accounts receivable	(4,024)	6,454
Inventories	493	(809)
Costs and estimated earnings in excess of billings on uncompleted contracts	(243)	221
Accounts payable	(2,607)	(4,487)
Accrued compensation and payroll taxes	(47)	(48)
Customers' deposits	2,861	1,810
Income taxes payable	19	(789)
Prepaid expenses and other current assets	(1,834)	(2,774)
Unbilled accounts receivable	(8,712)	(1,857)
Other assets and liabilities	1,295	(3,409)
Net cash (used in) provided by operating activities	(1,308)	2,744
Investing activities
Capital expenditures	(3,478)	(1,233)
Net cash used in investing activities	(3,478)	(1,233)
Financing activities
Proceeds from revolving credit lines	47,265	39,540
Payments of debt on revolving credit lines	(40,455)	(36,887)
Payments of principal on finance obligations	(112)	(91)
Payments of other debt	(111)	(117)
Decrease in drafts payable	6	8
Payments on finance lease obligations	(17)	(16)
Stock options exercised and taxes paid related to restricted shares vested	(295)	(201)
Net cash provided by financing activities	6,281	2,236
Effect of exchange rate changes on cash, cash equivalents and restricted cash	90	(106)
Net increase in cash, cash equivalents and restricted cash	1,585	3,641
Cash, cash equivalents and restricted cash - beginning of period	17,117	7,240
Cash, cash equivalents and restricted cash - end of period	$18,702	$10,881
Supplemental cash flow information
Cash interest paid	$801	$1,000
Cash income taxes paid	$1,769	$2,436
Fixed assets acquired - non-cash	$1,669	$-

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

Significant expenses represent amounts that are regularly provided to the CODM and included in consolidated net income attributable to common stock.

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net sales	$47,902	$37,513	$94,648	$71,834

Cost of sales
Labor	6,904	5,312	13,193	10,550
Materials	18,947	12,719	36,363	25,902
Depreciation and amortization	860	738	1,710	1,472
Other costs of sales	6,768	5,270	12,235	9,919
Total cost of sales	33,479	24,039	63,501	47,843

Operating expenses
Salaries and wages	6,928	4,284	11,145	7,658
Depreciation and amortization	95	142	184	245
Other general and administrative expense	3,010	1,553	6,452	4,225
General and administrative expenses	10,033	5,979	17,781	12,128
Selling expense	1,203	1,353	2,289	2,588
Total operating expenses	11,236	7,332	20,070	14,716

Income from operations	3,187	6,142	11,077	9,275

Interest expense	415	514	821	1,021
Other expense	21	38	70	105
Income before income tax	2,751	5,590	10,186	8,149
Income tax expense	1,489	1,306	3,070	2,076
Net income	1,262	4,284	7,116	6,073
Less: Net income attributable to non-controlling interest	411	995	1,313	1,341
Net income attributable to common stock	$851	$3,289	$5,803	$4,732

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

For the three and six months ended July 31, 2025 and 2024, no individual customer accounted for more than 10% of the Company's consolidated net sales.

As of  July 31, 2025 and January 31, 2025, no individual customer accounted for more than 10% of the Company's accounts receivable.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Specialty Piping Systems and Coating - which include all bundled products in which the Company engineers, and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and oil & gas markets.

2)	Products - which include cables, leak detection products, heat trace products, material/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2025 and 2024 are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Products	$3,451	7%	$2,795	7%	$7,091	8%	$6,048	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	12,965	27%	12,613	34%	25,025	26%	22,752	32%
Revenue recognized under output method	31,486	66%	22,105	59%	62,532	66%	43,034	60%
Total	$47,902	100%	$37,513	100%	$94,648	100%	$71,834	100%

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

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	July 31, 2025	January 31, 2025
Costs incurred on uncompleted contracts	$16,079	$11,621
Estimated earnings	10,842	9,366
Earned revenue	26,921	20,987
Less billings to date	24,993	19,302
Costs in excess of billings, net	$1,928	$1,685
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$3,569	$2,934
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,641)	(1,249)
Costs in excess of billings, net	$1,928	$1,685

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  July 31, 2025 will be billed and collected within one year.

Unbilled accounts receivable

The Company has recorded $27.7 million and $18.9 million of unbilled accounts receivable on the consolidated balance sheets as of July 31, 2025 and January 31, 2025, respectively, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  July 31, 2025 will be billed within one year.

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	July 31, 2025	January 31, 2025
Raw materials	$16,164	$16,374
Work in process	437	745
Finished goods	298	366
Subtotal	16,899	17,485
Less allowance	1,014	863
Inventories	$15,885	$16,622

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

The Company's worldwide effective tax rates ("ETR") for the three months ended July 31, 2025 and 2024 were 54% and 23%, respectively. The Company's ETR was 30% and 25% for the six months ended July 31, 2025 and 2024, respectively. The change in the ETR is due to the mix of income and loss in various jurisdictions, primarily an increase in income in UAE, and a tax deduction limitation that was attributable to an acceleration of certain executive compensation.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either as remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $1.0 million as of July 31, 2025 related to these taxes.

On July 4, 2025, new tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Due to the timing of enactment within our current period end, the Company has undergone efforts to reasonably estimate the impact of the Act on our condensed consolidated financial statements and there were no material impacts to the financial statements. We will continue to evaluate the full impact of these legislative changes as more guidance becomes available.

Note 7 - Goodwill

All identifiable goodwill as of July 31, 2025 and January 31, 2025, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur that could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2025	Foreign exchange change effect	July 31, 2025
Goodwill	$2,057	$97	$2,154

There were no triggering events identified during the three and six months ended July 31, 2025.

Note 8 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At  July 31, 2025, the Company had reserved a total of 197,026 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers and independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Restricted stock-based compensation expense	$1,468	$177	$1,692	$396

Stock options

The Company did not grant any stock options during the three or six months ended July 31, 2025. The following table summarizes the Company's stock option activity:

	Options	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 31, 2025	1	$6.85	0.8	$4
Exercised	-	-	-	-
Expired or forfeited	-	6.38	-	-
Outstanding and exercisable at July 31, 2025	1	$7.33	0.8	$2

There was no vesting, expiration or forfeiture of previously unvested stock options during the six months ended July 31, 2025. In addition, there were no remaining unvested stock options outstanding, and therefore no unrecognized compensation expense related to unvested stock options.

Restricted stock

The following table summarizes the Company's restricted stock activity for the six months ended  July 31, 2025:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2025	230	$9.05	$2,080
Granted	90	21.61
Vested and issued	(111)	10.99
Forfeited or retired for taxes	(22)	17.41
Outstanding at July 31, 2025	187	$17.48	$2,228

As of July 31, 2025, there was $2.1 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 2.3 years.

Note 9 - Earnings per share

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Basic weighted average common shares outstanding at July 31, 2025	8,007	7,954	7,995	7,930
Dilutive effect of equity compensation plans	126	171	113	57
Weighted average common shares outstanding assuming full dilution	8,133	8,125	8,108	7,987

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	-	-	-	114
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	126	171	113	57

Net income attributable to common stock	$851	$3,289	$5,803	$4,732

Earnings per share attributable to common stock
Basic	$0.11	$0.41	$0.73	$0.60
Diluted	$0.10	$0.40	$0.72	$0.59

Note 10 - Debt

Debt totaled $31.3 million and $24.5 million at July 31, 2025 and January 31, 2025, respectively.

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

As of July 31, 2025, the Company had borrowed an aggregate of $9.7 million at a rate of 9.0% and had $3.0 million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million and had $3.7 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  July 31, 2025.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.7 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of July 31, 2025 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2  million at July 31, 2025 ) from a bank in the U.A.E. As of July 31, 2025 , the facility has an interest rate of approximately  7.6%  and expires in November 2025, of which, the Company has started the process to renew and extend this credit arrangement. The Company had no borrowings outstanding under the credit facility as of July 31, 2025 , and $0.4 million as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  July 31, 2025 and January 31, 2025 , the Company had unused borrowing availability of approximately $2.2 million and $1.6 million, respectively.

The Company has a revolving line for 17.5  million U.A.E. Dirhams (approximately $ 4.8  million at July 31, 2025 ) from a bank in the U.A.E. As of July 31, 2025 , the facility has an interest rate of approximately  7.6%  and expires in November 2025, of which, the Company has started the process to renew and extend this credit arrangement. The  Company had borrowed an aggregate of $2.4 million  as of July 31, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $0.3 million and $2.5 million as of  July 31, 2025 and January 31, 2025 , respectively.

The Company has a revolving line for 47.7 million U.A.E. Dirhams (approximately $13.0 million at July 31, 2025) from a bank in the U.A.E. As of July 31, 2025, the facility has a minimum 8% interest rate and expires in December 2025. The Company had unused borrowing availability $5.3 million and $6.5 million as of  July 31, 2025 and January 31, 2025, respectively.

The Company has a guarantee for  48.6 million U.A.E. Dirhams (approximately $13.2 million at July 31, 2025) from a bank in the U.A.E. There is no interest rate on this facility, however, it earns a 1% commission. As of July 31, 2025, approximately $11.0 million has been utilized in the form of a bank guarantee, with  $2.2 million of availability remaining. Additionally, in August 2025, a line of credit was added to the agreement for 51.4 million U.A.E Dirhams (approximately $14.0 million at  July 31, 2025) which will incur an additional .8% commission.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0  million Egyptian Pounds (approximately $ 2.0  million at July 31, 2025 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of July 31, 2025 , the facility has an interest rate of approximately  20.8%  and expires in November 2025. As of  July 31, 2025 and  January 31, 2025, the Company had an immaterial amount outstanding, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  July 31, 2025  and  January 31, 2025 , the Company had approximately $2.0 million of unused borrowing capacity with respect to this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has received collections, the facility has decreased to a current amount of  2.1  million Egyptian Pounds (approximately $0.1 million at July 31, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  15.0%  and, as of  November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had no outstanding balance  as of  July 31, 2025 and January 31, 2025 .

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  July 31, 2025). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and expires in April 2026. As of July 31, 2025, the facility has an interest rate of approximately 9.0%. The Company had borrowed an aggregate of $3.3 million and $1.5 million as of July 31, 2025 and January 31, 2025, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  July 31, 2025 and  January 31, 2025, was $2.9 million and $3.0 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  July 31, 2025 and  January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approximately $8.6 million and $4.8 million, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of July 31, 2025. Although certain arrangements are set to expire and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangements have continued without interruption or penalty. On July 31, 2025, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of July 31, 2025, the Company's interest rates ranged from 7.6% to 20.8%, with a weighted average rate of 8.4%, and the Company had facility limits totaling $45.0 million  under these credit arrangements. As of July 31, 2025, $24.4 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2025, the Company had borrowed $5.8 million and had an additional $14.9 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of July 31, 2025 and January 31, 2025.

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

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2025, the remaining balance on the mortgage in Canada is approximately CAD 5.6 million (approximately $4 million at July 31, 2025). The interest rate is variable, and was 6.8% at July 31, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of July 31, 2025 and January 31, 2025.

Note 11 - Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheets, with the exception of leases with an initial term of 12 months or less in accordance with an accounting policy election, for which rent expense is recognized on a straight-line basis over the lease term.

Operating Leases.

Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term in the Company's consolidated balance sheets.

In January 2025, the Company entered into a lease in Qatar for land upon which the Company intends to build a facility. The agreement provides for annual lease payments of 0.3 million Qatari Riyals (approximately $0.1 million at July 31, 2025), which is inclusive of certain escalation clauses and other variable consideration contained in the agreement. The agreement has an initial lease term of twenty years, which includes the option to terminate the lease agreement after ten years, and the ability to renew the lease at the end of the initial lease term.

In July 2025, the Company entered into an additional lease agreement in Qatar for land and a building. The agreement has an initial lease term of three years with annual lease payments of 1.9 million Qatar Riyals (approximately $0.5 million at July 31, 2025), which includes an escalation clause of approximately 10% for each year thereafter. The agreement may be terminated at any time; however, the Company will be obligated to pay any unpaid balance through the remainder of the lease term.

Finance Leases.

Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt less current maturities in the Company's consolidated balance sheets.

The Company has several lease agreements, with lease terms of one to fifteen years, which consist of real estate, vehicles and office equipment leases. These leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and ROU assets as the Company is not reasonably certain to exercise these options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any arrangements where it acts as a lessor, other than one sub-lease arrangement, which is not material.

Total lease costs consist of the following:

		Three Months Ended July 31,		Six Months Ended July 31,
Lease costs	Consolidated Statements of Operations Classification	2025	2024	2025	2024
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$25	$37	$75	$75
Interest on lease liabilities	Interest expense	1	2	2	3
Operating lease costs	Cost of sales, SG&A expenses	701	438	1,303	893
Short-term lease costs (1)	Cost of sales, SG&A expenses	759	93	1,041	236
Total Lease costs		$1,486	$570	$2,421	$1,207

(1) Includes variable lease costs, which are not material.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	July 31, 2025	January 31, 2025
Finance leases assets:
Property and Equipment - gross	$941	$899
Accumulated depreciation and amortization	(743)	(626)
Property and Equipment - net	$198	$273

Finance lease liabilities:
Finance lease liability short-term	$34	$32
Finance lease liability long-term	27	43
Total finance lease liabilities	$61	$75

Operating lease assets:
Operating lease ROU assets	$11,862	$8,199

Operating lease liabilities:
Operating lease liability short-term	$1,383	$1,071
Operating lease liability long-term	11,425	7,713
Total operating lease liabilities	$12,808	$8,784

Weighted-average lease terms and discount rates are as follows:

July 31, 2025
Weighted-average remaining lease terms (in years):
Finance leases	1.8
Operating leases	14.4

Weighted-average discount rates:
Finance leases	6.4%
Operating leases	9.4%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$17	$16
Operating cash outflows from finance leases	2	3
Operating cash outflows from operating leases	673	1,045

ROU assets obtained in exchange for new lease obligations:
Operating leases liabilities	$5,242	$1,041

Maturities of lease liabilities as of July 31, 2025, are as follows:

	Operating Leases	Finance Leases
For the six months ending January 31, 2026	$1,517	$19
For the year ended January 31, 2027	2,452	37
For the year ended January 31, 2028	2,617	9
For the year ended January 31, 2029	1,945	-
For the year ended January 31, 2030	946	-
For the year ended January 31, 2031	784	-
Thereafter	15,557	-
Total lease payments	$25,818	$65

Less: amount representing interest	(13,010)	(4)
Total lease liabilities at July 31, 2025	$12,808	$61

Rent expense attributable to operating leases was $1.5 million and $0.6 million for the three months ended July 31, 2025 and 2024, respectively.

Note 12 - Restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	July 31, 2025	January 31, 2025
Cash and cash equivalents	$17,258	$15,716
Restricted cash	1,444	1,401
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,702	$17,117

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

Note 15 - Noncontrolling interest

On June 1, 2023, the Company closed on its formation of a joint venture (the "JV", and the agreement governing the JV, the "JV Agreement") with Gulf Insulation Group ("GIG"), a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% controlling financial interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry LLC and is a closed joint stock company established under the laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and the remaining 40% owned by GIG. This collaborative business arrangement results in expanding the Company's market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services.

The balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. As of  July 31, 2025, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $39.8 million and $19.9 million, respectively, and $39.1 million and $22.1 million, respectively, as of  January 31, 2025.

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

Net income attributable to GIG was $0.4 million and $1.0 million for the three months ended  July 31, 2025 and 2024, respectively. Net income attributable to GIG was $1.3 million for the six months ended  July 31, 2025 and 2024. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The non-controlling interest as measured at fair value was $12.2 million and $11.0 million at  July 31, 2025 and  January 31, 2025, respectively. The change in non-controlling interest consists of $1.3 million in current year net income attributable to non-controlling interest, and approximately $(0.1) million as an adjustment to the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the periods ended  July 31, 2025 and  January 31, 2025.

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

	Three Months Ended July 31,					Six Months Ended July 31,
	2025		2024		Change favorable (unfavorable)	2025		2024		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$47,902		$37,513		$10,389	$94,648		$71,834		$22,814

Gross profit	14,423	30%	13,474	36%	949	31,147	33%	23,991	33%	7,156

General and administrative expenses	10,033	21%	5,979	16%	(4,054)	17,781	19%	12,128	17%	(5,653)

Selling expenses	1,203	3%	1,353	4%	150	2,289	2%	2,588	4%	299

Interest expense	415		514		99	821		1,021		200

Other expense	21		38		17	70		105		35

Income before income taxes	2,751		5,590		(2,839)	10,186		8,149		2,037

Income tax expense	1,489		1,306		(183)	3,070		2,076		(994)

Net income	1,262		4,284		(3,022)	7,116		6,073		1,043

Less: Net income attributable to non-controlling interest	411		995		584	1,313		1,341		28

Net income attributable to common stock	851		3,289		(2,438)	5,803		4,732		1,071

Three months ended July 31, 2025 vs. Three months ended July 31, 2024

Net sales:

Net sales were $ 47.9 million and $ 37.5 million in the three months ended July 31, 2025 and 2024, respectively.  The  increase o f $10.4  million  was a result of increased sales volumes in the Middle East and in North America.

Gross profit:

Gross profit was $14.4 million and $13.5 million in the three months ended July 31, 2025 and 2024, respectively. The increase of $0.9 million, was driven primarily by increased volume of activity in the quarter.

General and administrative expenses:

General and administrative expenses were $10.0 million and $6.0 million in the three months ended July 31, 2025 and 2024, respectively. The increase of $4.0 million, was mainly due to higher payroll expenses and professional fees in the quarter. This includes a one-time charge due to an acceleration of certain executive compensation expense in the quarter as a result of a departure from the organization.

Selling expenses:

Selling expenses were $ 1.2 million and $ 1.4 million in the  three months ended July 31, 2025 and 2024, respectively. The  decrease of $ 0.2 million, was due to lower payroll expense in the quarter.

Interest expense:

Net interest expense remained consistent and was $0.4 million and $0.5 million in the three months ended July 31, 2025 and 2024, respectively.

Income tax expense:

The Company's ETR was 54% and 23% in the three months ended July 31, 2025 and 2024, respectively. The change in the ETR is due to the mix of income and loss in various jurisdictions, primarily an increase in income in UAE, and a tax deduction limitation that was attributable to an acceleration of certain executive compensation.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $0.9 million and $3.3 million in the three months ended July 31, 2025 and 2024, respectively. The decrease of $2.4 million, was mainly due to higher payroll expenses in connection with a one-time charge of $2.1 million related to an acceleration of certain executive compensation as a result of a departure from the organization.

Public Float:

The Company performed its public float calculation pursuant to the SEC's Public Float Test as of the last business day of its second fiscal quarter ended July 31, 2025. Based on this calculation, the Company concluded that its public float exceeded the threshold of $75 million to retain its filer status as a Smaller Reporting Company ("SRC"). As a result, the Company's filer status has changed and henceforth will be classified as an accelerated filer. Accordingly, the Company will be subject to the requirements within this classification, including an accelerated timeline to file certain periodic reports and will no longer be eligible for the scaled-down financial disclosure requirements provided to entities that meet the definition of an SRC. This change in filer status goes into effect for fiscal year ended January 31, 2026, which is the first annual report filed for the fiscal year in which the Company loses its SRC status.

Six months ended July 31, 2025 vs. Six months ended July 31, 2024

Net sales:

Net sales were $94.6 million and $71.8 million in the six months ended July 31, 2025 and 2024, respectively. The increase of $22.8 million was a result of increased sales volumes in the Middle East and in North America.

Gross profit:

Gross profit was $31.1 million and $24.0 million in the six months ended July 31, 2025 and 2024, respectively. The increase of $7.1 million, was driven primarily by increased volume of activity and better margins due to product mix.

General and administrative expenses:

General and administrative expenses were $17.8 million and $12.1 million in the six months ended July 31, 2025 and 2024, respectively. The increase of $5.7 million, was due to higher payroll expenses and professional fees.  This includes a one-time charge due to an acceleration of certain executive compensation expense as a result of a departure from the organization.

Selling expenses:

Selling expenses remained consistent and were $2.3 million and $2.6 million in the six months ended July 31, 2025 and 2024, respectively. The decrease of $0.3 million was primarily attributable to lower payroll expenses.

Interest expense:

Net interest expense was $0.8 million and $1.0 million in the six months ended July 31, 2025 and 2024, respectively. The decrease of $0.2 million was the result of an overall reduction in interest rates during the current year.

Income tax expense:

The Company's ETR was 30% and 25% in the six months ended July 31, 2025 and 2024, respectively. The change in the ETR is due to the mix of income and loss in various jurisdictions, primarily an increase in income in UAE, and a tax deduction limitation that was attributable to an acceleration of certain executive compensation.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $5.8 million and $4.7 million in the six months ended July 31, 2025 and 2024, respectively. The increase of $1.1 million, was mainly due to increased sales volumes and better project execution during the current year, offset by higher payroll expenses in connection with a one-time charge due to an acceleration of certain executive compensation expense as a result of the recent departure of the former chief executive officer.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2025 were $17.3 million compared to $15.7 million on January 31, 2025. On July 31, 2025, $0.2 million was held in the United States, and $17.1 million was held at the Company's foreign subsidiaries. The Company's working capital was $58.5 million on July 31, 2025 compared to $54.7 million on January 31, 2025. Of the working capital components, accounts receivable increased by $4.1 million and cash and cash equivalents increased by $1.6 million as the result of the movements discussed below. As of July 31, 2025, the Company had $3.0 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $14.9 million of borrowing capacity under its foreign revolving credit agreements. The Company had $9.7 million borrowed under the Renewed Senior Credit Facility and $5.8 million borrowed under its foreign revolving credit agreements at July 31, 2025.

Net cash (used in) provided by operating activities was $(1.3) million and $2.7 million in the six months ended July 31, 2025 and 2024, respectively. The decrease of $4.0 million was primarily attributable to changes in accounts receivable and unbilled accounts receivable, partially offset by increases related to inventories, customer deposits, accounts payable, prepaid expenses and other current assets, and net income.

Net cash used in investing activities in the six months ended July 31, 2025 and 2024 was $3.5 million and $1.2 million, respectively. The increase of $2.3 million was primarily due to increases in the amount of capital expenditures during the year.

Net cash provided by financing activities in the six months ended July 31, 2025 and 2024 was $6.3 million and $2.2 million, respectively. Debt totaled $31.3 million and $24.5 million as of July 31, 2025 and January 31, 2025, respectively. See Note 10 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

As of July 31, 2025, Perma-Pipe had $17.3 million of cash and cash equivalents on hand and committed debt facility agreements with commercial banks aggregating $63.0 million, for which $17.9 million was available. The Company believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

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

As of July 31, 2025, the Company had borrowed an aggregate of $9.7 million at a rate of 9.0% and had $3.0 million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million and had $3.7 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  July 31, 2025.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.2 million is recognized in current maturities of long-term debt and the long-term portion of $8.7 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of July 31, 2025 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. , Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0  million U.A.E. Dirhams (approximately $ 2.2  million at July 31, 2025 ) from a bank in the U.A.E. As of July 31, 2025 , the facility has an interest rate of approximately  7.6%  and expires in November 2025, of which, the Company has started the process to renew and extend this credit arrangement. The Company had no borrowings outstanding under the credit facility as of July 31, 2025 , and $0.4 million as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  July 31, 2025 and January 31, 2025 , the Company had unused borrowing availability of approximately $2.2 million and $1.6 million, respectively.

The Company has a revolving line for 17.5  million U.A.E. Dirhams (approximately $4.8  million at July 31, 2025 ) from a bank in the U.A.E. As of July 31, 2025 , the facility has an interest rate of approximately  7.6%  and expires in November 2025, of which, the Company has started the process to renew and extend this credit arrangement. The  Company had borrowed an aggregate of $2.4 million  as of July 31, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The Company had unused borrowing availability of approximately $0.3 million and $2.5 million as of  July 31, 2025 and January 31, 2025 , respectively.

The Company has a revolving line for 47.7 million U.A.E. Dirhams (approximately $13.0 million at July 31, 2025) from a bank in the U.A.E. As of July 31, 2025, the facility has a minimum 8% interest rate and expires in December 2025. The Company had unused borrowing availability $5.3 million and $6.5 million as of  July 31, 2025 and January 31, 2025, respectively.

The Company has a guarantee for 48.6 million U.A.E. Dirhams (approximately $13.2 million at July 31, 2025) from a bank in the U.A.E. There is no interest rate on this facility, however, it earns a 1% commission. As of July 31, 2025, approximately $11.0 million has been utilized in the form of a bank guarantee, with $2.2 million of availability remaining. Additionally, in August 2025, a line of credit was added to the agreement for 51.4 million U.A.E Dirhams (approximately $14.0 million at  July 31, 2025) which will incur an additional .8% commission.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0  million Egyptian Pounds (approximately $ 2.0  million at July 31, 2025 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of July 31, 2025 , the facility has an interest rate of approximately  20.8%  and expires in November 2025. As of July 31, 2025 and January 31, 2025, the Company had an immaterial amount outstanding, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  July 31, 2025  and  January 31, 2025 , the Company had approximately $2.0 million of unused borrowing capacity with respect to this credit arrangement.

In December 2021, the Company entered into a credit arrangement for project financing with a bank in Egypt for 28.2 million Egyptian Pounds. As this project has progressed and the Company has received collections, the facility has decreased to a current amount of  2.1  million Egyptian Pounds (approximately $0.1 million at July 31, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Egypt. The line is secured by the contract for a project being financed by the Company's Egyptian subsidiary. The facility has an interest rate of approximately  15.0%  and, as of November 2022, is no longer available for borrowings by the Company. The facility will expire in connection with final customer balance collections and the completion of the project. The Company had no outstanding balance  as of  July 31, 2025 and January 31, 2025 .

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of  37.0  million Saudi Riyals (approximately $ 9.9  million at  July 31, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and expires in April 2026. As of July 31, 2025 , the facility has an interest rate of approximately  9.0% . The Company had borrowed an aggregate of $3.3 million and $1.5 million  as of July 31, 2025 and January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  July 31, 2025  and  January 31, 2025 , was $2.9 million and $3.0 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  July 31, 2025 and January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approxim ately $8.6 million and $4.8 million, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of July 31, 2025.  Although certain arrangements are set to expire and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangements have continued without interruption or penalty. On July 31, 2025, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of July 31, 2025, the Company's interest rates ranged from  7.6% to 20.8%, with a weighted average rate of 8.4%, and the Company had facility limits totaling $45.0  million  under these credit arrangements. As of July 31, 2025 ,  $24.4 million o f availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2025 , the Company had borrow ed $5.8 million and had an additional $14.9 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets  as of July 31, 2025 and January 31, 2025.

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

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2025, the remaining balance on the mortgage in Canada is approximately CAD 5.6 million (approximately $ 4 million at July 31, 2025). The interest rate is variable, and was 6.8%  at July 31, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million  as of July 31, 2025 and January 31, 2025.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $ 40.7 million as of July 31, 2025, with a remaining balance due in the amount of $ 1.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.2 million is classified in other  long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the  six months ended July 31, 2025, and at various times throughout 2024, the Company received partial payments to settle $ 0.6 million and $ 0.3 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  July 31, 2025. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2025. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

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

Based on management's evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2025, due to the material weaknesses identified below.

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

•

We did not design and maintain effective certain controls over financial reporting relating to the review and approval of manual journal entries, review of the financial close process, including the statement of cash flows, and review of certain financial policies and procedures; and

•

We did not design and maintain effective controls at operating locations in the Middle East and North Africa ("MENA"), including not maintaining sufficient documentation to support an evaluation that controls over business processes were designed and operating effectively;

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

In addition, we had the following additional material weaknesses:

•	We did not design and maintain effective information technology general controls ("ITGCs"), specifically controls over the timely review of user access and administrative access to adequately restrict access, program change management, computer operations, and program development; and
•	We did not design and maintain effective controls over managements review of the completeness and accuracy of certain system-generated reports.

These material weaknesses did not result in a misstatement to the Company's annual or interim financial statements. However, each of these material weaknesses could result in a material misstatement of substantially all accounts and disclosures in the Company's annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

To address these matters, the Company has begun implementing its remediation plan. Our ongoing remediation plans include the following:

(i) performing an entity wide risk assessment to identify relevant risks and changes to those relevant risks to our financial reporting; ii) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (iii) engaging outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operation of  ITGCs, monitoring and testing reviews focusing on systems supporting our financial reporting process (iv) designing and maintaining controls and documentation evidencing those ITGCs for knowledge transfer and function changes, including access and program control and change management, computer operations, and program development, (v) designing and maintaining effective controls to review the completeness and accuracy of certain system-generated reports; and (vi) outsourcing certain functions to third-party providers, specifically relating to servers and firewalls, and managed detection and response.

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

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange during the fiscal quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.	Other Information

During the three months ended July 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

The Company entered into an Executive Employment Agreement with Mr. Saleh Sagr, effective as of September 9, 2025 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Sagr will receive an initial annual base salary of $450,000 and a short-term annual incentive bonus opportunity with a target incentive equal to 100% of his base salary. In addition, Mr. Sagr will also be eligible to receive a long-term incentive, consisting of a cash performance award and restricted stock grants with a total annual target award equal to 100% of his base salary, with pro-rata vesting of restricted stock grants over a three-year period. The Employment Agreement is for an initial term of three years, with automatic annual renewal periods for up to two successive one-year terms.

The Employment Agreement, which is filed as Exhibit 10.1 hereto, is incorporated herein by reference. The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.1.

Item 6.	Exhibits

3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Seventh Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2025]
10.1*	Executive Employment Agreement by and between Perma-Pipe International Holdings, In. and Saleh Sagr, dated September 9, 2025
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contracts and compensatory plans or agreements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 15, 2025	By: /s/ Saleh N. Sagr
Saleh N. Sagr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 15, 2025	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)