Form 10-Q
period 2025-10-31
Perma-Pipe International Holdings, Inc.
filed 2025-12-12
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-32530

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Technology Forest Blvd, Suite 1010, The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

(847) 966-1000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The Nasdaq Stock Market LLC

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

On December 12, 2025, there were 8,094,045 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended October 31, 2025

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net sales	$61,148	$41,563	$155,796	$113,397
Cost of sales	40,143	27,477	103,645	75,320
Gross profit	21,005	14,086	52,151	38,077

Operating expenses
General and administrative expenses	8,346	7,330	26,127	19,457
Selling expenses	1,256	1,170	3,545	3,757
Total operating expenses	9,602	8,500	29,672	23,214

Income from operations	11,403	5,586	22,479	14,863

Interest expense	497	468	1,318	1,489
Other expense	6	50	72	156
Income before income taxes	10,900	5,068	21,089	13,218

Income tax expense	2,986	1,615	6,058	3,692

Net income	7,914	3,453	15,031	9,526
Less: Net income attributable to non-controlling interest	1,599	962	2,913	2,303
Net income attributable to common stock	$6,315	$2,491	$12,118	$7,223

Weighted average common shares outstanding
Basic	8,094	7,981	8,028	7,947
Diluted	8,179	8,027	8,129	7,991

Earnings per share attributable to common stock
Basic	$0.78	$0.31	$1.51	$0.91
Diluted	$0.77	$0.31	$1.49	$0.90

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

 (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$7,914	$3,453	$15,031	$9,526

Other comprehensive income
Foreign currency translation adjustments, net of tax	(462)	(185)	349	(1,792)
Comprehensive income	$7,452	$3,268	$15,380	$7,734
Less: Comprehensive income attributable to non-controlling interests	1,599	962	2,913	2,303
Total comprehensive income attributable to common stock	$5,853	$2,306	$12,467	$5,431

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31, 2025	January 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$27,237	$15,716
Restricted cash	1,413	1,401
Trade accounts receivable, less allowance for credit losses of $1,065 at October 31, 2025 and $703 at January 31, 2025	56,633	43,148
Inventories	19,135	16,622
Prepaid expenses and other current assets	14,621	10,045
Unbilled accounts receivable	28,453	18,936
Costs and estimated earnings in excess of billings on uncompleted contracts	4,084	2,934
Total current assets	151,576	108,802
Long-term assets
Property, plant and equipment, net of accumulated depreciation	42,361	35,365
Operating lease right-of-use asset	11,964	8,199
Deferred tax assets	5,142	6,639
Goodwill	2,128	2,057
Other long-term assets	3,814	4,179
Total long-term assets	65,409	56,439
Total assets	$216,985	$165,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$32,313	$23,691
Accrued compensation and payroll taxes	1,319	1,388
Commissions and management incentives payable	6,158	5,840
Current maturities of long-term debt	17,083	9,246
Customers' deposits	12,863	2,506
Operating lease liability short-term	1,783	1,071
Other accrued liabilities	8,563	6,697
Billings in excess of costs and estimated earnings on uncompleted contracts	1,749	1,249
Income taxes payable	4,470	2,375
Total current liabilities	86,301	54,063
Long-term liabilities
Long-term debt, less current maturities	12,661	15,220
Deferred compensation liabilities	2,183	1,689
Deferred tax liabilities	1,502	1,320
Operating lease liability long-term	11,274	7,713
Other long-term liabilities	3,076	2,131
Total long-term liabilities	30,696	28,073
Commitments and contingencies
Non-controlling interest	14,235	10,967
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,094 issued and outstanding at October 31, 2025 and 7,983 at January 31, 2025	81	80
Additional paid-in capital	61,298	60,151
Retained earnings	32,222	20,104
Accumulated other comprehensive loss	(7,848)	(8,197)
Total stockholders' equity	85,753	72,138
Total liabilities and stockholders' equity	$216,985	$165,241

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2025	$80	$60,151	$20,104	$-	$(8,197)	$72,138

Net income attributable to common stock	-	-	4,952	-	-	4,952
Stock-based compensation expense	-	224	-	-	-	224
Amount attributable to non-controlling interest	-	(369)	-	-	-	(369)
Foreign currency translation adjustment	-	-	-	-	922	922
Total stockholders' equity at April 30, 2025	$80	$60,006	$25,056	$-	$(7,275)	$77,867

Net income attributable to common stock	-	-	851	-	-	851
Common stock issued under stock plans, net of shares used for tax withholding	-	(295)	-	-	-	(295)
Stock-based compensation expense	-	1,468	-	-	-	1,468
Amount attributable to non-controlling interest	-	424	-	-	-	424
Foreign currency translation adjustment	-	-	-	-	(111)	(111)
Total stockholders' equity at July 31, 2025	$80	$61,603	$25,907	$-	$(7,386)	$80,204

Net income attributable to common stock	-	-	6,315	-	-	6,315
Common stock issued under stock plans, net of shares used for tax withholding	1	(214)	-	-	-	(213)
Stock-based compensation expense	-	320	-	-	-	320
Amount attributable to non-controlling interest	-	(411)	-	-	-	(411)
Foreign currency translation adjustment	-	-	-	-	(462)	(462)
Total stockholders' equity at October 31, 2025	$81	$61,298	$32,222	$-	$(7,848)	$85,753

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income attributable to common stock	-	-	1,443	-	-	1,443
Common stock issued under stock plans, net of shares used for tax withholding	-	8	-	-	-	8
Stock-based compensation expense	-	220	-	-	-	220
Amount attributable to non-controlling interest	-	(421)	-	-	-	(421)
Foreign currency translation adjustment	-	-	-	-	(1,415)	(1,415)
Total stockholders' equity at April 30, 2024	$80	$59,870	$13,531	$(968)	$(6,966)	$65,547

Net income attributable to common stock	-	-	3,289	-	-	3,289
Common stock issued under stock plans, net of shares used for tax withholding	1	(210)	-	-	-	(209)
Stock-based compensation expense	-	177	-	-	-	177
Amount attributable to non-controlling interest	-	(29)	-	-	-	(29)
Foreign currency translation adjustment	-	-	-	-	(192)	(192)
Total stockholders' equity at July 31, 2024	$81	$59,808	$16,820	$(968)	$(7,158)	$68,583

Net income attributable to common stock	-	-	2,491	-	-	2,491
Common stock issued under stock plans, net of shares used for tax withholding	-	23	-	-	-	23
Retirement of treasury stock	(1)	-	(967)	968	-	-
Stock-based compensation expense	-	232	-	-	-	232
Amount attributable to non-controlling interest	-	67	-	-	-	67
Foreign currency translation adjustment	-	-	-	-	(185)	(185)
Total stockholders' equity at October 31, 2024	$80	$60,130	$18,344	$-	$(7,343)	$71,211

Shares	2025	2024
Balances at beginning of year	7,982,568	8,016,781
Treasury stock retired	-	(112,015)
Shares issued, net of shares used for tax withholding	111,477	77,802
Balances at period end	8,094,045	7,982,568

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2025	2024
Operating activities
Net income	$15,031	$9,526
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,878	2,687
Deferred tax expense	1,641	1,019
Stock-based compensation expense	2,012	629
Provision on uncollectible accounts	368	83
Loss from disposal of fixed assets	-	130
Changes in operating assets and liabilities
Accounts receivable	(13,574)	6,047
Inventories	(2,822)	(970)
Costs and estimated earnings in excess of billings on uncompleted contracts	(649)	1,452
Accounts payable	7,969	(3,954)
Accrued compensation and payroll taxes	234	(124)
Customers' deposits	10,353	(894)
Income taxes payable	(4)	(904)
Prepaid expenses and other current assets	(4,153)	(952)
Unbilled accounts receivable	(9,543)	(3,708)
Other assets and liabilities	6,231	(2,161)
Net cash provided by operating activities	15,972	7,906
Investing activities
Capital expenditures	(8,406)	(1,555)
Net cash used in investing activities	(8,406)	(1,555)
Financing activities
Proceeds from revolving credit lines	67,395	57,637
Payments of debt on revolving credit lines	(62,466)	(55,765)
Payments of principal on finance obligations	(170)	(138)
Payments of other debt	(167)	(174)
Decrease in drafts payable	73	(19)
Payments on finance lease obligations	(45)	(23)
Stock options exercised and taxes paid related to restricted shares vested	(509)	(178)
Net cash provided by financing activities	4,111	1,340
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(144)	(205)
Net increase in cash, cash equivalents and restricted cash	11,533	7,486
Cash, cash equivalents and restricted cash - beginning of period	17,117	7,240
Cash, cash equivalents and restricted cash - end of period	$28,650	$14,726
Supplemental cash flow information
Cash interest paid	$1,249	$1,456
Cash income taxes paid	2,091	3,297
Fixed assets acquired under finance leases - non-cash	605	-
Fixed assets acquired - non-cash	516	-

See accompanying notes to consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation

The interim consolidated financial statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", "Company", "we", "our", or the "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to fairly state the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The consolidated balance sheet as of  January 31, 2025 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2025 and 2024 are for the fiscal year ending January 31, 2026 and for the fiscal year ended  January 31, 2025, respectively.

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

Significant expenses represent amounts that are regularly provided to the CODM and included in consolidated net income attributable to common stock.

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net sales	$61,148	$41,563	$155,796	$113,397

Cost of sales
Labor	7,718	5,896	20,911	16,446
Materials	24,309	14,939	60,672	40,841
Depreciation and amortization	876	745	2,585	2,310
Other costs of sales	7,240	5,897	19,477	15,723
Total cost of sales	40,143	27,477	103,645	75,320

Operating expenses
Salaries and wages	4,906	4,147	16,051	11,805
Depreciation and amortization	110	153	293	377
Other general and administrative expense	3,330	3,030	9,783	7,275
General and administrative expenses	8,346	7,330	26,127	19,457
Selling expense	1,256	1,170	3,545	3,757
Total operating expenses	9,602	8,500	29,672	23,214

Income from operations	11,403	5,586	22,479	14,863

Interest expense	497	468	1,318	1,489
Other expense	6	50	72	156
Income before income tax	10,900	5,068	21,089	13,218
Income tax expense	2,986	1,615	6,058	3,692
Net income	7,914	3,453	15,031	9,526
Less: Net income attributable to non-controlling interest	1,599	962	2,913	2,303
Net income attributable to common stock	$6,315	$2,491	$12,118	$7,223

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

For the three and nine months ended October 31, 2025 and 2024, no individual customer accounted for more than 10% of the Company's consolidated net sales.

As of  October 31, 2025 and January 31, 2025, no individual customer accounted for more than 10% of the Company's accounts receivable.

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

 Products revenue is recognized when goods are shipped or services are performed (ASC 606-10-25-30).

A breakdown of the Company's revenues by revenue class for the three and nine months ended October 31, 2025 and 2024 are as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Products	$4,423	7%	$3,622	8%	$11,515	7%	$9,670	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	15,120	25%	12,268	30%	40,144	26%	35,020	31%
Revenue recognized under output method	41,605	68%	25,673	62%	104,137	67%	68,707	61%
Total	$61,148	100%	$41,563	100%	$155,796	100%	$113,397	100%

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

The following table shows the reconciliation of costs in excess of billings and billings in excess of costs:

	October 31, 2025	January 31, 2025
Costs incurred on uncompleted contracts	$15,793	$11,621
Estimated earnings	9,188	9,366
Earned revenue	24,981	20,987
Less billings to date	22,646	19,302
Costs in excess of billings, net	$2,335	$1,685
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$4,084	$2,934
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(1,749)	(1,249)
Costs in excess of billings, net	$2,335	$1,685

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  October 31, 2025 will be billed and collected within one year.

Unbilled accounts receivable

The Company has recorded $28.5 million and $18.9 million of unbilled accounts receivable on the consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively, from revenues generated by certain of its subsidiaries. The Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer and billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  October 31, 2025 will be billed within one year.

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	October 31, 2025	January 31, 2025
Raw materials	$19,243	$16,374
Work in process	419	745
Finished goods	303	366
Subtotal	19,965	17,485
Less allowance	830	863
Inventories	$19,135	$16,622

The Company conducts periodic reviews of its inventory and records allowances for slow moving and obsolete items to reflect their net realizable value, which is primarily attributable to finished goods.

Note 6 - Income taxes

The determination of the consolidated provision for income taxes, deferred tax assets and liabilities and related valuation allowances requires management to make judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the process of calculating income taxes involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. The relative proportion of taxable income earned domestically versus internationally can fluctuate significantly from period to period. Changes in the estimated level of annual pre-tax income, tax laws, and the results of tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the Company's projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Company's worldwide effective tax rates ("ETR") for the three months ended October 31, 2025 and 2024 were 27% and 32%, respectively. The Company's ETR was 29% and 28% for the nine months ended October 31, 2025 and 2024, respectively. The lower ETR for the three months ended October 31, 2025 is due to the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either as remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $1.1 million as of October 31, 2025 related to these taxes.

On July 4, 2025, new tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company has undergone efforts in the third quarter to reasonably estimate the impact of the provisions effective during 2025 on our consolidated financial statements and there were no material impacts. We are currently evaluating the potential impact of the OBBBA provisions effective after 2025 on our consolidated financial statements.

Note 7 - Goodwill

All identifiable goodwill as of October 31, 2025 and January 31, 2025, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur that could indicate that it is more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2025	Foreign exchange change effect	October 31, 2025
Goodwill	$2,057	$71	$2,128

There were no triggering events identified during the three and nine months ended October 31, 2025.

Note 8 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At  October 31, 2025, the Company had reserved a total of 197,151 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers and independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Restricted stock-based compensation expense	$320	$232	$2,012	$629

Restricted stock

The following table summarizes the Company's restricted stock activity for the nine months ended  October 31, 2025:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2025	230	$9.05	$2,080
Granted	90	21.61
Vested and issued	(111)	10.99
Forfeited or retired for taxes	(22)	17.37
Outstanding at October 31, 2025	187	$17.48	$3,245

As of October 31, 2025, there was $1.8 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 2.2 years.

Note 9 - Earnings per share

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Basic weighted average common shares outstanding at October 31, 2025	8,094	7,981	8,028	7,947
Dilutive effect of equity compensation plans	85	46	101	44
Weighted average common shares outstanding assuming full dilution	8,179	8,027	8,129	7,991

Stock options and restricted stock not included in the computation of diluted earnings per share of common stock because the option exercise prices or grant date prices exceeded the average market prices of the common shares	-	-	2	2
Stock options and restricted stock with exercise prices or grant date prices below the average market prices	85	46	101	44

Net income attributable to common stock	$6,315	$2,491	$12,118	$7,223

Earnings per share attributable to common stock
Basic	$0.78	$0.31	$1.51	$0.91
Diluted	$0.77	$0.31	$1.49	$0.90

Note 10 - Debt

Debt consisted of the following:

	October 31, 2025	January 31, 2025
Revolving credit agreement - North America, due September 2026	$10,289	$6,765
Revolving credit agreements - United Arab Emirates, due November 2025	1,112	465
Revolving credit agreement - Saudi Arabia, due April 2026	2,042	1,545
Revolving credit agreement - Egypt, due November 2025	258	-
Finance obligation - buildings and land, due April 2036	8,853	9,023
Mortgage payable, due December 2042	3,921	3,956
Loan payable to GIG	2,753	2,753
Finance leases	631	75
Less: debt issuance costs	(115)	(116)
Total debt	29,744	24,466
Less: current maturities of long-term debt	17,083	9,246
Long-term debt, net of current maturities	$12,661	$15,220

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

As of October 31, 2025, the Company had borrowed an aggregate of $10.3 million at a rate of 8.5% and had $3.3 million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million and had $3.7 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  October 31, 2025.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in current maturities of long-term debt and the long-term portion of $8.6 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2025 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2025) from a bank in the U.A.E. As of October 31, 2025, the facility has an interest rate of approximately  7.6% and expired in November 2025, of which, the Company does not intend to renew and extend this credit arrangement. The Company had no borrowings outstanding under this credit facility as of October 31, 2025, and $0.4 million as of January 31, 2025, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  October 31, 2025, this revolving line has been cancelled and there is  no further borrowing availability under this credit facility, and approximately $1.6 million of unused borrowing availability at January 31, 2025.

The Company has a revolving line for 17.5  million U.A.E. Dirhams (approximately $ 4.8  million at October 31, 2025 ) from a bank in the U.A.E. As of October 31, 2025 , the facility has an interest rate of approximately  7.6%  and expired in November 2025, of which, the Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. The  Company had borrowed an aggregate of $1.1 million  as of October 31, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  October 31, 2025 , approximately $1.9 million has been utilized in the form of a bank guarantee. The Company had unused borrowing availability of approximately $1.8 million and $2.5 million as of  October 31, 2025 and January 31, 2025 , respectively.

The Company has a revolving line for 47.7 million U.A.E. Dirhams (approximately $13.0 million at October 31, 2025) from a bank in the U.A.E. As of October 31, 2025, the facility has a minimum 8.0% interest rate and expires in December 2025, for which the Company intends to renew and extend this revolving credit facility. As of  October 31, 2025 and January 31, 2025 , the Company had no borrowings outstanding with respect to this credit facility. As of  October 31, 2025 approximately $6.8 million has been utilized in the form of a bank guarantee. The Company had unused borrowing availability of $6.2 million and $6.5 million as of  October 31, 2025 and January 31, 2025, respectively.

The Company has a guarantee for  48.6 million U.A.E. Dirhams (approximately $13.2 million at October 31, 2025) from a bank in the U.A.E. There is no interest rate on this facility, however, it earns a 1% commission. As of October 31, 2025, approximately $11.0 million has been utilized in the form of a bank guarantee, with  $2.2 million of availability remaining. Additionally, in August 2025, a line of credit was added to the agreement for 51.4 million U.A.E Dirhams (approximately $14.0 million at  October 31, 2025) which will incur an additional 0.8% commission. As of  October 31, 2025, there were no borrowings outstanding with respect to this additional line of credit, and approximately $14.0 million of unused availability.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.0  million at October 31, 2025 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of October 31, 2025 , the facility has an interest rate of approximately  8.0%  and expired in November 2025, of which, the Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. As of  October 31, 2025 and  January 31, 2025, the Company had an immaterial amount outstanding with respect to this credit arrangement, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  October 31, 2025  and  January 31, 2025 , the Company had unused borrowing capacity of approximately $1.8 million and $2.0 million, respectively.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0 million Saudi Riyals (approximately $9.9 million at  October 31, 2025). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and expires in April 2026. As of October 31, 2025, the facility has an interest rate of approximately 9.0%. The Company had borrowed an aggregate of $2.0 million and $1.5 million as of October 31, 2025 and January 31, 2025, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  October 31, 2025 and  January 31, 2025, was $2.5 million and $3.0 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  October 31, 2025 and  January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approximately $6.2 million and $4.8 million, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of October 31, 2025. Although certain arrangements have expired or are set to expire and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangements have continued without interruption or penalty. On October 31, 2025, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2025, the Company's interest rates ranged from 7.6% to 20.8%, with a weighted average rate of 8.0%, and the Company had facility limits totaling $56.9 million  under these credit arrangements. As of October 31, 2025, $25.0 million of availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2025, the Company had borrowed $6.2 million and had an additional $28.5 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets as of October 31, 2025 and January 31, 2025.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 15). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty. This amount is presented on the Company's consolidated balance sheets as a component of current maturities of long-term debt at  October 31, 2025, and as a component of long-term debt, net of current maturities at  January 31, 2025.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of October 31, 2025, the remaining balance on the mortgage in Canada is approximately CAD 5.5 million (approximately $3.9 million at October 31, 2025). The interest rate is variable, and was 6.6% at October 31, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million as of October 31, 2025 and January 31, 2025.

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

In January 2025, the Company entered into a lease in Qatar for land upon which the Company intends to build a facility. The agreement provides for annual lease payments of 0.3 million Qatari Riyals (approximately $0.1 million at October 31, 2025), which is inclusive of certain escalation clauses and other variable consideration contained in the agreement. The agreement has an initial lease term of twenty years, which includes the option to terminate the lease agreement after ten years, and the ability to renew the lease at the end of the initial lease term.

In July 2025, the Company entered into an additional lease agreement in Qatar for land and a building. The agreement has an initial lease term of three years with annual lease payments of 1.9 million Qatar Riyals (approximately $0.5 million at  October 31, 2025), which includes an escalation clause of approximately 10% for each year thereafter. The agreement may be terminated at any time; however, the Company will be obligated to pay any unpaid balance through the remainder of the lease term.

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

Total lease costs consist of the following:

		Three Months Ended October 31,		Nine Months Ended October 31,
Lease costs	Consolidated Statements of Operations Classification	2025	2024	2025	2024
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$37	$25	$122	$100
Interest on lease liabilities	Interest expense	2	1	4	5
Operating lease costs	Cost of sales, SG&A expenses	724	463	2,027	1,361
Short-term lease costs (1)	Cost of sales, SG&A expenses	443	151	1,484	384
Total Lease costs		$1,206	$640	$3,637	$1,850

(1) Includes variable lease costs, which are not material.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	October 31, 2025	January 31, 2025
Finance leases assets:
Property and Equipment - gross	$1,527	$899
Accumulated depreciation and amortization	(770)	(626)
Property and Equipment - net	$757	$273

Finance lease liabilities:
Finance lease liability short-term	$150	$32
Finance lease liability long-term	481	43
Total finance lease liabilities	$631	$75

Operating lease assets:
Operating lease ROU assets	$11,964	$8,199

Operating lease liabilities:
Operating lease liability short-term	$1,783	$1,071
Operating lease liability long-term	11,274	7,713
Total operating lease liabilities	$13,057	$8,784

Weighted-average lease terms and discount rates are as follows:

October 31, 2025
Weighted-average remaining lease terms (in years):
Finance leases	1.8
Operating leases	14.4

Weighted-average discount rates:
Finance leases	6.4%
Operating leases	9.4%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$45	$23
Operating cash outflows from finance leases	4	5
Operating cash outflows from operating leases	1,264	1,690

ROU assets obtained in exchange for new lease obligations:
Operating leases liabilities	$5,715	$1,718

Maturities of lease liabilities as of October 31, 2025, are as follows:

	Operating Leases	Finance Leases
Fiscal 2025 (remainder of fiscal year)	$981	$41
Fiscal 2026	2,578	162
Fiscal 2027	2,744	135
Fiscal 2028	2,037	324
Fiscal 2029	990	-
Fiscal 2030	828	-
Thereafter	15,720	-
Total lease payments	$25,878	$662

Less: amount representing interest	(12,821)	(31)
Total lease liabilities at October 31, 2025	$13,057	$631

Rent expense attributable to operating leases was $1.2 million and $0.6 million for the three months ended October 31, 2025 and 2024, respectively.

Note 12 - Cash, cash equivalents, and restricted cash

Restricted cash held by foreign subsidiaries is related to fixed deposits that also serve as security deposits and guarantees:

	October 31, 2025	January 31, 2025
Cash and cash equivalents	$27,237	$15,716
Restricted cash	1,413	1,401
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,650	$17,117

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, aimed at modernizing the guidance for internal-use software development. This guidance removes reference to "development stages" and introduces a "probable-to-complete" recognition threshold to determine when to begin capitalizing software costs. This guidance will be effective starting with our quarterly report ending April 30, 2028, with prospective, retrospective, or modified transition methods allowed and early adoption permitted. We are currently evaluating the impact of this ASU, including our timing and method of adoption.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard update will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

Note 15 - Noncontrolling interest

On June 1, 2023, the Company closed on its formation of a joint venture (the "JV", and the agreement governing the JV, the "JV Agreement") with Gulf Insulation Group ("GIG"), a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% controlling financial interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma-Pipe Gulf Arabia Industry LLC and is a closed joint stock company established under the laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and the remaining 40% owned by GIG. This collaborative business arrangement results in expanding the Company's market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of pre-insulated piping systems and pipe coating services.

The balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. As of  October 31, 2025, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $44.8 million and $21.4 million, respectively, and $39.1 million and $22.1 million, respectively, as of  January 31, 2025.

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

Net income attributable to GIG was $1.6 million and $1.0 million for the three months ended  October 31, 2025 and 2024, respectively. Net income attributable to GIG was $2.9 and $2.3 million for the nine months ended October 31, 2025 and 2024, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.

The non-controlling interest as measured at fair value was $14.2 million and $11.0 million at  October 31, 2025 and  January 31, 2025, respectively. The change in non-controlling interest consists of $2.9 million in current year net income attributable to non-controlling interest, and approximately $0.4 million as an adjustment to the carrying value of the redeemable non-controlling interest pertaining to the business arrangement. In addition, there were no dividends or any other form of distributions from non-controlling interest for the periods ended  October 31, 2025 and  January 31, 2025.

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

	Three Months Ended October 31,					Nine Months Ended October 31,
	2025		2024		Change favorable (unfavorable)	2025		2024		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$61,148		$41,563		$19,585	$155,796		$113,397		$42,399

Gross profit	21,005	34%	14,086	34%	6,919	52,151	33%	38,077	34%	14,074

General and administrative expenses	8,346	14%	7,330	18%	(1,016)	26,127	17%	19,457	17%	(6,670)

Selling expenses	1,256	2%	1,170	3%	(86)	3,545	2%	3,757	3%	212

Interest expense	497		468		(29)	1,318		1,489		171

Other expense	6		50		44	72		156		84

Income before income taxes	10,900		5,068		5,832	21,089		13,218		7,871

Income tax expense	2,986		1,615		(1,371)	6,058		3,692		(2,366)

Net income	7,914		3,453		4,461	15,031		9,526		5,505

Less: Net income attributable to non-controlling interest	1,599		962		(637)	2,913		2,303		(610)

Net income attributable to common stock	6,315		2,491		3,824	12,118		7,223		4,895

Three months ended October 31, 2025 vs. Three months ended October 31, 2024

Net sales:

Net sales were $ 61.1 million and $ 41.6 million in the three months ended October 31, 2025 and 2024, respectively.  The  increase o f $19.5  million  was a result of increased sales volumes in the Middle East and in North America.

Gross profit:

Gross profit was $21.0 million and $14.1 million in the three months ended October 31, 2025 and 2024, respectively. The increase of $6.9 million was driven primarily by increased volume of activity in the quarter.

General and administrative expenses:

General and administrative expenses were $8.3 million and $7.3 million in the three months ended October 31, 2025 and 2024, respectively. The increase of $1.0 million was mainly due to higher payroll expenses and, to a lesser extent, professional fees in the quarter.

Selling expenses:

Selling expenses were $ 1.3 million and $ 1.2 million in the  three months ended October 31, 2025 and 2024, respectively. The  increase of $ 0.1 million was due to higher payroll expense in the quarter.

Interest expense:

Net interest expense remained consistent and was $0.5 million in the three months ended October 31, 2025 and 2024, respectively.

Income tax expense:

The Company's ETR was 27% and 32% in the three months ended October 31, 2025 and 2024, respectively. The lower ETR for the three months ended October 31, 2025 is due to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $6.3 million and $2.5 million in the three months ended October 31, 2025 and 2024, respectively. The increase of $3.8 million was mainly due to increased sales activity in the quarter, and better project execution.

Nine months ended October 31, 2025 vs. Nine months ended October 31, 2024

Net sales:

Net sales were $155.8 million and $113.4 million in the nine months ended October 31, 2025 and 2024, respectively. The increase of $42.4 million was a result of increased sales volumes in the Middle East and in North America.

Gross profit:

Gross profit was $52.2 million and $38.1 million in the nine months ended October 31, 2025 and 2024, respectively. The increase of $14.1 million was driven primarily by increased volume of activity.

General and administrative expenses:

General and administrative expenses were $26.1 million and $19.5 million in the nine months ended October 31, 2025 and 2024, respectively. The increase of $6.6 million was due to higher payroll expenses and professional fees. This includes a one-time charge of approximately $2.0 million due to an acceleration of certain executive compensation expense as a result of a departure from the organization.

Selling expenses:

Selling expenses remained consistent and were $3.5 million and $3.8 million in the nine months ended October 31, 2025 and 2024, respectively. The decrease of $0.3 million was primarily attributable to lower payroll expenses.

Interest expense:

Net interest expense was $1.3 million and $1.5 million in the nine months ended October 31, 2025 and 2024, respectively. The decrease of $0.2 million was the result of an overall reduction in interest rates during the current year.

Income tax expense:

The Company's ETR was 29% and 28% in the nine months ended October 31, 2025 and 2024, respectively. The change in the ETR is due to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $12.1 million and $7.2 million in the nine months ended October 31, 2025 and 2024, respectively. The increase of $4.9 million was mainly due to increased sales volumes and better project execution during the current year.

Liquidity and capital resources

Cash and cash equivalents as of October 31, 2025 were $27.2 million compared to $15.7 million on January 31, 2025. On October 31, 2025, $0.3 million was held in the United States, and $26.9 million was held at the Company's foreign subsidiaries. The Company's working capital was $65.3 million on October 31, 2025 compared to $54.7 million on January 31, 2025. Of the working capital components, accounts receivable increased by $13.5 million and cash and cash equivalents increased by $11.5 million as the result of the movements discussed below. As of October 31, 2025, the Company had $3.3 million of borrowing capacity under the Renewed Senior Credit Facility in North America and $28.5 million of borrowing capacity under its foreign revolving credit agreements. The Company had $10.3 million borrowed under the Renewed Senior Credit Facility and $3.4 million borrowed under its foreign revolving credit agreements at October 31, 2025.

Net cash provided by operating activities was $16.0 million and $7.9 million in the nine months ended October 31, 2025 and 2024, respectively. The increase of $8.1 million was primarily attributable to net income, customer deposits, and changes in accounts payable and other assets and liabilities, partially offset by increases in accounts receivable, unbilled receivables, inventories, prepaid expenses and other current assets, and inventories.

Net cash used in investing activities in the nine months ended October 31, 2025 and 2024 was $8.4 million and $1.6 million, respectively. The increase of $6.8 million was primarily due to increases in the amount of capital expenditures during the year.

Net cash provided by financing activities in the nine months ended October 31, 2025 and 2024 was $4.1 million and $1.3 million, respectively. Debt totaled $29.9 million and $24.5 million as of October 31, 2025 and January 31, 2025, respectively. See Note 10 - Debt, in the Notes to Consolidated Financial Statements for further discussion relating to this topic.

As of October 31, 2025, Perma-Pipe had $27.2 million of cash and cash equivalents on hand and committed debt facility agreements with commercial banks aggregating $74.9 million, for which $31.8 million was available. The Company believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

Debt

Debt consisted of the following:

	October 31, 2025	January 31, 2025
Revolving credit agreement - North America, due September 2026	$10,289	$6,765
Revolving credit agreements - United Arab Emirates, due November 2025	1,112	465
Revolving credit agreement - Saudi Arabia, due April 2026	2,042	1,545
Revolving credit agreement - Egypt, due November 2025	258	-
Finance obligation - buildings and land, due April 2036	8,853	9,023
Mortgage payable, due December 2042	3,921	3,956
Loan payable to GIG	2,753	2,753
Finance leases	631	75
Less: debt issuance costs	(115)	(116)
Total debt	29,744	24,466
Less: current maturities of long-term debt	17,083	9,246
Long-term debt, net of current maturities	$12,661	$15,220

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

As of October 31, 2025, the Company had borrowed an aggregate of $10.3  million at a rate of 8.5%  and had $3.3  million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million and had $3.7 million available under the Renewed Senior Credit Facility.

The Company was in compliance with respect to the covenants under the Credit Agreement as of  October 31, 2025.

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

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying assets. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in current maturities of long-term debt and the long-term portion of $8.6 million is recognized in long-term finance obligation on the Company's consolidated balance sheets as of October 31, 2025 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Revolving lines - foreign . The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E. , Egypt and Saudi Arabia as discussed further below.

United Arab Emirates

The Company has a revolving line for 8.0 million U.A.E. Dirhams (approximately $2.2 million at October 31, 2025) from a bank in the U.A.E. As of October 31, 2025, the facility has an interest rate of approximately 7.6% and expired in November 2025, of which, the Company does not intend to renew and extend this credit arrangement. The Company had no borrowings outstanding under this credit facility as of October 31, 2025, and $0.4 million as of January 31, 2025, respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  October 31, 2025, this revolving line has been cancelled and there is no further borrowing availability under this credit facility, and approximately $1.6 million of unused borrowing availability at January 31, 2025.

The Company has a revolving line for 17.5  million U.A.E. Dirhams (approximately $4.8  million at October 31, 2025 ) from a bank in the U.A.E. As of October 31, 2025 , the facility has an interest rate of approximately  7.6%  and expired in November 2025, of which, the Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. The  Company had borrowed an aggregate of $1.1 million  as of October 31, 2025 and $0.1 million  as of January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. As of  October 31, 2025 , approximately $1.9 million has been utilized in the form of a bank guarantee. The Company had unused borrowing availability of approximately $1.8 million and $2.5 million as of  October 31, 2025 and January 31, 2025 , respectively.

The Company has a revolving line for 47.7 million U.A.E. Dirhams (approximately $13.0 million at October 31, 2025) from a bank in the U.A.E. As of October 31, 2025, the facility has a minimum 8.0% interest rate and expires in December 2025, for which the Company intends to renew and extend this revolving credit facility. As of  October 31, 2025 and January 31, 2025 , the Company had no borrowings outstanding with respect to this credit facility. As of  October 31, 2025 approximately $6.8 million has been utilized in the form of a bank guarantee. The Company had unused borrowing availability of $6.2 million and $6.5 million as of  October 31, 2025 and January 31, 2025, respectively.

The Company has a guarantee for 48.6 million U.A.E. Dirhams (approximately $13.2 million at October 31, 2025) from a bank in the U.A.E. There is no interest rate on this facility, however, it earns a 1% commission. As of October 31, 2025, approximately $11.0 million has been utilized in the form of a bank guarantee, with $2.2 million of availability remaining. Additionally, in August 2025, a line of credit was added to the agreement for 51.4 million U.A.E Dirhams (approximately $14.0 million at  October 31, 2025) which will incur an additional 0.8% commission. As of  October 31, 2025, there were no borrowings outstanding with respect to this additional line of credit, and approximately $14.0 million of unused availability.

Egypt

In June 2021, and as renewed or amended subsequently thereafter, the Company's Egyptian subsidiary entered into a credit arrangement with a bank in Egypt for a revolving line of 100.0 million Egyptian Pounds (approximately $2.0  million at October 31, 2025 ). This credit arrangement is in the form of project financing, for which the line is secured by certain assets (such as accounts receivable) of the Company's Egyptian subsidiary. Among other covenants, the credit arrangement established a maximum leverage ratio allowable and restricted the Company's Egyptian subsidiary's ability to undertake any additional debt. As of October 31, 2025 , the facility has an interest rate of approximately  8.0%  and expired in November 2025, of which, the Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. As of October 31, 2025 and January 31, 2025, the Company had an immaterial amount outstanding with respect to this credit arrangement, which is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. Further, as of  October 31, 2025  and  January 31, 2025 , the Company had unused borrowing capacity of approximately $1.8 million and $2.0 million, respectively.

Saudi Arabia

In March 2022, the Company's Saudi Arabian subsidiary entered into a credit arrangement with a bank in Saudi Arabia for a revolving line of 37.0  million Saudi Riyals (approximately $9.9  million at  October 31, 2025 ). This credit arrangement is in the form of project financing at rates competitive in Saudi Arabia. The line is secured by certain assets (such as accounts receivable) of the Company's Saudi Arabian subsidiary, and expires in April 2026. As of October 31, 2025 , the facility has an interest rate of approximately 9.0%.  The Company had borrowed an aggregate of $2.0 million and $1.5 million  as of October 31, 2025 and January 31, 2025 , respectively, and is presented as a component of current maturities of long-term debt in the Company's consolidated balance sheets. The unused borrowing availability attributable to this credit arrangement at  October 31, 2025  and  January 31, 2025 , was $2.5 million and $3.0 million, respectively.

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and in some cases, a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  October 31, 2025 and January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approxim ately $6.2 million and $4.8 million, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of October 31, 2025.  Although certain arrangements have expired or are set to expire and the borrowings could be required to be repaid immediately by the bank, the Company is in regular communication with the bank throughout the renewal process and the arrangements have continued without interruption or penalty. On October 31, 2025, interest rates were based on (i) the Emirates Inter Bank Offered Rate plus 3.0% to 3.5% per annum for the U.A.E. credit arrangements, two of which have a minimum interest rate of 4.5% per annum; (ii) either the Central Bank of Egypt corporate loan rate plus 1.5% to 3.5% per annum or the stated interest rate in the agreements for the Egypt credit arrangements; and (iii) the Saudi Inter-Bank Offered Rate plus 3.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of October 31, 2025, the Company's interest rates ranged from  7.6% to 20.8%, with a weighted average rate of 8.0%, and the Company had facility limits totaling $56.9  million  under these credit arrangements. As of October 31, 2025 ,  $25.0 million o f availability was used to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of October 31, 2025 , the Company had borrow ed $6.2  million and had an additional $28.5 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of current maturities of long-term debt in the Company's consolidated balance sheets  as of October 31, 2025 and January 31, 2025.

In June 2023, the Company assumed a promissory note of approximately $2.8 million in connection with the formation of the joint venture with Gulf Insulation Group (see Note 15). In accordance with the promissory note, all principal is due and payable on the maturity date of April 9, 2026, with the option to prepay, in whole or in part, at any time prior to the maturity date, without premium or penalty. This amount is presented on the Company's consolidated balance sheets as a component of current maturities of long-term debt at  October 31, 2025, and as a component of long-term debt, net of current maturities at  January 31, 2025.

Mortgages. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of October 31, 2025, the remaining balance on the mortgage in Canada is approximately CAD 5.5 million (approximately $ 3.9 million at October 31, 2025). The interest rate is variable, and was 6.6%  at October 31, 2025. The principal balance is included as a component of long-term debt, less current maturities in the Company's consolidated balance sheets and is presented net of issuance costs of $0.1 million  as of October 31, 2025 and January 31, 2025.

We assess going concern uncertainty on a quarterly basis to determine if we have sufficient cash and cash equivalents on hand, working capital and access to capital through financing agreements to operate for a period of at least a year from the date of our consolidated financial statements are issued (the look-forward period). Our ability to continue as a going concern is dependent on many factors, including, among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that may occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as principal payments come due. We can offer no assurances that we will be able to successfully obtain financing.

A summary of our liquidity and relevant cash flows is presented above. We believe that our unrestricted cash, cash flows from operating activities and availability and commitments under existing financing agreements are sufficient to meet future business requirements for the look-forward period.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $ 40.7 million as of October 31, 2025, with a remaining balance due in the amount of $ 1.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.2 million is classified in other  current long-term assets on the Company's consolidated balance sheets.

The Company has been actively involved in ongoing efforts to collect this outstanding balance. The Company continues to engage with the customer to ensure full payment of the open balances, and during the  nine months ended October 31, 2025, and at various times throughout 2024, the Company received partial payments to settle $ 0.6 million and $ 0.3 million, respectively, of the customer's outstanding balances. Further, the Company has been engaged by the customer to perform additional work in 2024 under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of  October 31, 2025. However, if the Company's efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2025. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2025, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

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

•

We did not design and maintain effective controls over financial reporting relating to the review and approval of manual journal entries, review of the financial close process, including the statement of cash flows, and review of certain financial policies and procedures; and

•

We did not design and maintain effective controls at operating locations in the Middle East and North Africa ("MENA"), including not maintaining sufficient documentation to support an evaluation that controls over business processes were designed and operating effectively.

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

In addition, we have the following additional material weaknesses:

•	We did not design and maintain effective information technology general controls ("ITGCs"), specifically controls over the timely review of user access and administrative access to adequately restrict access, program change management, computer operations, and program development; and
•	We did not design and maintain effective controls over management's review of the completeness and accuracy of certain system-generated reports.

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

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

To address these matters, the Company has initiated a plan to remediate these material weaknesses. Our ongoing remediation plans include:

(i) performing an entity wide risk assessment to identify relevant risks and changes to those relevant risks to our financial reporting; ii) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (iii) engaging outside consultants with expertise relating to ITGCs to document processes, assist in addressing the design and operation of  ITGCs, monitoring and testing reviews focusing on systems supporting our financial reporting process (iv) designing and maintaining controls and documentation evidencing those ITGCs for knowledge transfer and function changes, including access and program control and change management, computer operations, and program development, (v) designing and maintaining effective controls to review the completeness and accuracy of certain system-generated reports; and (vi) outsourcing certain functions to third-party providers.

Our remediation plans related to entity level controls, financial reporting controls, and business process controls include:

(i) enhancing the design of controls for the review of and posting of journal entries, including manual journal entries; (ii) evaluating and updating documented formal accounting policies, financial reporting, processes and procedures, and overall internal control procedures and (iii) updating the design of controls for the preparation and review of the financial close process, including the statement of cash flows.

In addition to the items noted above, our remediation plans related to our MENA locations include: (i) evaluating and updating the Company's evidence of internal control policies and procedures; (ii) enhancing the design of controls over business processes that are relevant to our MENA locations; and (iii) formalizing our financial reporting processes and procedures.

During the fiscal quarter ended October 31, 2025, we have taken actions to improve our control over financial reporting relating to the review and approval of manual journal entries, review of the financial close process, and review of certain financial policies and procedures. This also includes controls at our MENA operating locations, ITGCs, and controls over management's review of the completeness and accuracy of certain system-generated reports.

The Company anticipates the actions described above will strengthen the Company's internal control over financial reporting and will address the related material weaknesses described above. However, the material weaknesses cannot be considered fully remediated until the necessary controls have been appropriately designed and implemented. The remediation process and procedures will also need to be in operation for a period of time and management conclude through testing, that these controls are operating effectively. As we continue to evaluate and improve our internal control over financial reporting, we may design or modify additional controls or certain of the remediation procedures described above.

Changes in Internal Control over Financial Reporting

As described in the "Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting" above, there were changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange during the fiscal quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5.	Other Information

During the three months ended October 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

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

Perma-Pipe International Holdings, Inc.

Date:	December 12, 2025	By: /s/ Saleh N. Sagr
Saleh N. Sagr
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 12, 2025	By: /s/ Matthew E. Lewicki
Matthew E. Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)