Form 10-K
period 2026-01-31
Perma-Pipe International Holdings, Inc.
filed 2026-04-16
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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
(281) 941-2445
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) was $174,846,721 based on the closing sale price of $22.16 per share as reported on the Nasdaq Global Market on July 31, 2025.

The number of shares of the registrant's common stock outstanding at April 16, 2026 was 8,123,273.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Perma-Pipe International Holdings, Inc.

FORM 10-K

For the fiscal year ended January 31, 2026

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

Market Condition Risks

•	fluctuations in the price of oil and natural gas and its impact on customer order volume for the Company's products;
•	the Company’s ability to purchase raw materials at favorable prices and to maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing;
•	decreases in government spending on projects using the Company’s products, and challenges to the Company’s customers’ liquidity and access to capital funds;

Financial Risks

•	the Company’s ability to maintain compliance with debt covenants, repay its debt and renew or replace expiring credit facilities;
•	the Company's ability to maintain sustained levels of profitability or positive cash flows in the future;
•	the Company’s ability to effectively execute its strategic plan and achieve sustained profitability and positive cash flows;
•	the Company's ability to collect on long-term accounts receivable;
•	the Company's ability to interpret and adapt to changes in tax regulations and legislation;
•	the Company’s ability to use its net operating loss carryforwards;
•	the Company's inability to establish and maintain effective internal control over financial reporting;
•	changes in estimates which could result in a reduction or elimination of previously recorded revenues and profit in connection with "over time" revenue recognition;

Business Condition Risks

•	the timing of order receipt, execution, delivery and acceptance for the Company’s products;
•	the Company’s ability to successfully negotiate progress-billing arrangements on its large-scale contracts;
•	aggressive pricing by existing competitors and the entrance of new competitors in the markets in which the Company operates;
•	the Company’s ability to manufacture products free of latent defects and to recover costs from suppliers who provide defective materials;
•	reductions or cancellations of orders included in the Company’s backlog;
•	risks and uncertainties specific to the Company's international business operations, including geopolitical risks and tensions involving Iran;

General Risks

•	the Company’s ability to attract and retain senior management and key personnel;
•	the Company’s ability to achieve the expected benefits of its growth initiatives; and
•	the impact of cybersecurity threats on the Company’s information technology systems.

ITEM 1. BUSINESS

Perma-Pipe International Holdings, Inc., collectively with its subsidiaries ("PPIH", the "Company", "we", "our" or the "Registrant"), is engaged in the manufacture and sale of products in one reportable segment: Piping Systems. The Company was incorporated in Delaware on October 12, 1993. The Company's common stock is traded on the Nasdaq Global Market and reported under the ticker symbol "PPIH". The Company's fiscal year ends on January 31. Years, results and balances described as 2026, 2025 and 2024 are for the fiscal year ending January 31, 2027 and the fiscal years ended January 31, 2026 and 2025, respectively.

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

Operating Facilities. The Company operates its business from the following locations:

Perma-Pipe, Inc.	Perma-Pipe Middle East FZC
Rolling Meadows, IL	Fujairah, United Arab Emirates
New Iberia, LA	Perma-Pipe Saudi Arabia, LLC
Lebanon, TN	Dammam, Kingdom of Saudi Arabia
Perma-Pipe Canada, Ltd.	Perma-Pipe Arabia Contracting, LLC
Camrose, Alberta, Canada	Dammam, Kingdom of Saudi Arabia
Vars, Ontario, Canada	Perma-Pipe Gulf Arabia, LLC
Perma-Pipe Egypt for Metal Fabrication and Insulation Industries (Perma-Pipe Egypt) S.A.E.	Dammam, Kingdom of Saudi Arabia
Cairo, Egypt	Riyadh, Kingdom of Saudi Arabia
Perma-Pipe India Pvt. Ltd	Medina, Kingdom of Saudi Arabia
Gandhidham, India	Perma-Pipe QA Factory, LLC
Perma-Pipe Middle East LLC	Doha, Qatar
Abu Dhabi, United Arab Emirates

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

As of January 31, 2026, one customer accounted for approximately 23% of the Company’s total accounts receivable. For the year ended January 31, 2026, this same customer represented approximately 12% of total net sales. As of January 31, 2025, and for the year then ended, no single customer accounted for more than 10% of total accounts receivable or net sales. The Company monitors the creditworthiness of this customer on an ongoing basis. As of January 31, 2026, no allowance for credit losses was deemed necessary as the Company expects to collect the full carrying value of the outstanding balance.

Backlog. The Company’s backlog on January 31, 2026 was $121.6 million, compared to $138.1 million on January 31, 2025, most of which is expected to be completed within the year ending January 31, 2027. The decrease in backlog is primarily attributable to converting existing sales orders into revenue and the timing of new awards. The Company defines backlog as the expected value of total revenue resulting from confirmed customer purchase orders that have not yet been recognized as revenue. However, by industry practice, orders may be canceled or modified at any time. In the event of a cancellation, the customer is normally responsible for all finished goods produced or shipped, all direct and indirect costs incurred, and also for a reasonable allowance for anticipated profits. No assurance can be given that these amounts will be recovered after cancellation. Any cancellation or delay in orders may result in lower than expected revenues from the Company's reported backlog. Additionally, as a result of the Company's contracts having a duration of less than one year, a practical expedient was applied regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

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

Suppliers. The basic raw materials used in production are pipes and tubes made of carbon steel, steel alloys, copper, ductile iron, or polymers and various chemicals such as polyols, isocyanate, urethane resin, polyethylene, and fiberglass, which are mostly purchased in bulk quantities. The Company believes there are currently adequate supplies and sources of availability of these raw materials needed.

The sensor cables used in the Company's leak detection and location systems are manufactured to the Company's specifications by companies regularly engaged in manufacturing such cables. The Company assembles the monitoring component of its leak detection and location systems from components purchased from many sources.

The Company continues to experience fluctuations in the cost and availability of raw materials due to volatile economic conditions, supply chain disruptions, tariff uncertainties, and transportation delays. To mitigate these impacts, the Company has implemented several strategies, including actively seeking alternative suppliers and planning for material purchases further in advance to ensure the Company has materials when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. These impacts are expected to continue throughout 2026, and the resulting future disruptions to the Company’s operations are uncertain.

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

HUMAN CAPITAL

As of January 31, 2026, we employed a total of 909 individuals, of whom 222 were located in the United States and 687 were located internationally. Within the United States, 97 employees are represented by labor unions and are covered under two collective bargaining agreements, which expire on April 30, 2027 and April 30, 2028, respectively.

We believe that our human capital, including our ability to attract, develop, and retain skilled personnel, is critical to the success of our operations. We consider our relationships with our employees to be constructive and stable, and we have not experienced any material work stoppages to date.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of the Company as of April 16, 2026:

		Executive officer of the
Name	Offices and Positions; Age	Company since
Saleh N. Sagr	President, Chief Executive Officer, and Director; Age 56	2025

Matthew E. Lewicki	Vice President and Chief Financial Officer; Age 43	2023

Saleh Sagr: Appointed President of PERMA-PIPE as of March 31, 2025, and CEO on June 7, 2025; he further expanded his leadership mandate with an appointment to the Board of Directors in April 2026. Mr. Sagr was formerly Senior Vice President, Middle East North Africa (MENA), as of July 2021, where he had overall responsibility for MENA region expansion and the area’s continued business and financial growth. Mr. Sagr was formerly Vice President, MENA since May 2019, where he was responsible for facilities in Fujairah – UAE, Dammam – Saudi Arabia, Gujarat – India, and Beni Suef – Egypt. Before joining PERMA-PIPE, Mr. Sagr served as General Manager for Global Anti Corrosion Techniques in Saudi Arabia, a Saudi pipeline coating company he co-founded in 2005. Mr. Sagr has gained extensive knowledge and experience in strategic planning, business development, startups, and turnarounds during the last 32 years, specifically in the Middle East. Previously, he was based in Edinburgh, the United Kingdom, where he held several significant positions, including engineering, startups, and operations management for Bredero Shaw, the world’s largest provider of protective coatings for the oil & gas pipeline industry from October 1995 to February 2005. His projects took him to the United Kingdom, Russia, Nigeria, Saudi Arabia, and other international locations.

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

The Company may be unable to purchase raw materials at favorable prices, or maintain beneficial relationships with its suppliers, which could result in a shortage of supply, or increased pricing . There can be no assurance regarding the availability of supply for key components of the Company's products. The lack of supply of these components could result in an adverse effect on the financial condition of the Company. The steel industry in particular is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond the Company's control. The Company utilizes escalation clauses and bid expiration dates to mitigate the impact of this volatility on its earnings. This volatility may negatively impact market conditions thus reducing project activity and the Company's results of operations. If the United States or other countries in which the Company operates impose tariffs on imports of raw materials, including steel, used in the Company's operations, this could have an adverse impact on the Company's business.

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

Due to volatile economic conditions, supply chain disruptions, tariff uncertainties, and transportation delays, the Company has experienced, and may in the future experience, delays and increased prices for raw materials used in its production processes. To mitigate these impacts, the Company has implemented several strategies, including purchasing larger volumes from existing suppliers to reduce near- and medium-term supply risk, actively seeking alternative suppliers, and planning material purchases further in advance to ensure availability when needed. The Company also adjusts its pricing to customers to offset the impacts of the raw material price increases. The Company is unable to predict the duration of the current inflationary environment, raw material supply shortages and transportation delays, and the resulting future disruptions to the Company’s operations are uncertain.

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

Financial Risks

The Company may be unable to maintain compliance with existing debt covenants, repay its debt or renew its expiring international credit facilities. There is a risk that the Company may not be able to remain in compliance with covenants in connection with its credit agreements. If there were an event of default under the Company's current credit facilities, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. The Company cannot assure that its cash flow will be sufficient to fully repay amounts due under any of the financing arrangements, if accelerated upon an event of default, or, that the Company would be able to repay, refinance or restructure the payments under any such arrangements. Complying with the covenants under the Company's domestic and/or foreign credit facilities may limit management's discretion by restricting options such as:

•	incurring additional debt;
•	entering into transactions with affiliates;
•	making investments or other restricted payments;
•	paying dividends, capital returns, intercompany obligations and other forms of repatriation; and
•	creating liens.

The Company has approximately $5.5 million of borrowings under foreign revolving lines of credit that are scheduled to mature in the year ending January 31, 2027. Credit arrangements used by the Company’s Middle Eastern subsidiaries are typically renewed on an annual basis. In addition, the Company has obtained project-specific financing in the Middle East, with $0.2 million of borrowings under such arrangements becoming due in the year ending January 31, 2027. While the Company expects to renew its Middle Eastern credit arrangements and maintain access to project financing, there can be no assurance that such arrangements will be renewed on similar terms or amounts, or that project-specific financing will be available for future projects. For additional information regarding the Company’s foreign debt, refer to Note 5 – Debt

Any replacement credit arrangements outside of the United States may further limit the Company’s ability to repatriate funds from abroad. Repatriation of funds from certain countries may become limited based upon regulatory restrictions or unfeasible economically because of the taxation of funds when moved to another subsidiary or to the parent company. In addition, any refinancing, replacement or additional financing the Company may obtain could contain similar or more restrictive covenants than those currently applicable to the Company. The Company’s ability to comply with any covenants may be adversely affected by general economic conditions, political decisions, industry conditions and other events beyond management’s control.

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

The Company extended credit to a customer for a project in the Middle East in 2013 and, if the Company is unable to collect this outstanding balance, its future profitability could be adversely impacted. One of the Company’s accounts receivable, totaling $1.2 million and $1.8 million as of January 31, 2026 and 2025, respectively, has been outstanding for several years. As of January 31, 2026, the entire balance represents a retention asset payable upon the commissioning of the system. Due to the long-term nature of the receivable, $1.2 million was included in other long-term assets as of both January 31, 2026 and 2025. The Company completed all deliverables under the related contract in 2015; however, the system has not yet been commissioned by the customer, as additional activities must be completed prior to overall system completion and commissioning. The Company continues to actively engage in collection efforts to ensure full payment of the outstanding balance. At various times throughout 2024 and 2025, the Company received partial payments of $0.4 million and $0.6 million, respectively. Additionally, the Company has been engaged by the customer to perform additional work in 2026 under customary trade credit terms, supporting the continued cooperation between the Company and the customer. As a result, the Company did not record an allowance for this receivable as of January 31, 2026. However, if collection efforts are unsuccessful, the Company may recognize an allowance for all, or substantially all, of the uncollected amount.

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

The Company’s ability to use its net operating loss carryforwards and certain other tax attributes may be limited. The Company’s net operating loss (“NOL”) carryforwards in the U.S. could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of January 31, 2026, the Company had $16.6 million of gross federal NOLs and $22.2 million of gross state NOLs available to offset the Company’s future taxable income. Of the gross federal NOL amount, $9.3 million will begin to expire between tax years 2036 and 2037 and the remainder has an indefinite carryforward. State NOLs expire at various dates from 2026 to 2045. In addition, the Company’s ability to use its NOLs may be limited in the event of future changes in its stock ownership. As a result, if the Company earns net taxable income, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in a future tax liability of the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could result in a state tax liability which would otherwise not arise.

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

Business Condition Risks

Delays in the timing of order receipt, execution, delivery and acceptance of the Company’s products generally negatively impact the Company’s operating results. The Company's operating results in any reporting period could be negatively impacted as a result of delays in the timing of project execution.

The Company may not be able to successfully negotiate progress-billing arrangements on its large-scale contracts, which could adversely impact the Company’s working capital needs, cash flows and credit risk. The Company sells systems and products under contracts that allow the Company to either bill upon the completion of certain agreed milestones, or upon actual shipment of the system or product. The Company attempts to negotiate progress-billing milestones on large contracts to help manage its working capital and cash flows, and to reduce the credit risk associated with these large contracts. Consequently, changes in accepted billing terms of contracts could impact the Company's requirements for working capital and cash flows.

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

The Company may be subject to claims for damages from defective products. The Company warrants its products to be free of certain defects. The Company has, from time to time, had claims alleging defects in its products. The Company may experience material product liability claims in the future and it could incur significant costs to defend such claims. While the Company currently has product liability insurance that it believes to be sufficient, the Company cannot be certain that its product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to the Company on commercially reasonable terms. Any claim relating to defective products that result in liabilities exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial position and cash flows.

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

The Company's results of operations could be adversely affected by changes in international regulations and other activities of government agencies related to the Company’s operations. International sales represent a significant portion of the Company's total sales. The Company's sales to foreign customers were 71.7% and 66.9% in the years ended January 31, 2026 and 2025, respectively. The Company's anticipated growth and profitability may require increasing foreign sales volume and may necessitate further international expansion. The Company's results of operations could be adversely affected by changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and other factors. These factors include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. We cannot predict the impact of changes in foreign policies adopted by the current U.S. administration will have on our business. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales. In addition, these risks can include delays in collection of accounts receivable. Because the Company conducts a significant portion of its business activities in the Gulf Cooperation Council ("GCC"), the political and economic events of the countries that comprise the GCC can have a material effect on the Company’s business, results of operations, financial condition, and cash flows.

Due to the international scope of the Company’s operations, it is subject to a complex system of commercial and trade regulations around the world. The Company’s foreign subsidiaries are governed by laws, rules and business practices that differ from those of the United States. If the activities of these entities do not comply with U.S. laws or business practices or the Company’s Code of Business Conduct, then violations of these laws or practices may result in severe criminal or civil sanctions, which could disrupt the Company’s business, and result in an adverse effect on the Company’s reputation, business and results of operations or financial condition. The Company cannot predict the nature, scope, or effect of future regulatory requirements to which its operations might be subject or the manner in which existing laws might be administered or interpreted.

Geopolitical Risks, Including Tensions Involving Iran, May Adversely Affect Our Business. Our operations in certain international markets expose us to geopolitical risks, including regional conflicts, political instability, and evolving government policies. Recent tensions involving Iran have increased uncertainty in parts of the regions in which we operate. Escalation of such tensions could disrupt our operations, delay project execution, restrict access to key markets, or adversely affect the security of our personnel and assets.

In addition, geopolitical developments may lead to broader economic or regulatory consequences, including sanctions, trade restrictions, or limitations on the movement of goods, services, and capital. While we have not experienced material adverse impacts to date, further escalation or prolonged instability could have a material adverse effect on our business, financial condition, and results of operations.

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

The Company's cybersecurity program focuses on the following areas:

•

Technological safeguards that are designed to protect the Company's information systems from cybersecurity threats, including the prevention and detection of system applications, access controls, and firewalls, which the Company assesses the vulnerability and severity of potential information security threats and makes necessary improvements.

•	Utilization of third parties as part of the Company's risk-based approach in identifying and overseeing cybersecurity risks.
•	The Company maintains an incident plan that addresses the Company's response to an cybersecurity event, which is periodically reviewed and updated.

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

Governance

The Audit Committee of the Board of Directors has the responsibility of overseeing the Company's cybersecurity risks. The Director of Information Technology provides periodic updates to the Board of Directors regarding actions taken to mitigate the Company's exposure and protection from cybersecurity risks. Management routinely evaluates the Company's security processes, procedures, and systems to determine if enhancements are needed to reduce the possibility of a future cybersecurity event. This includes safeguards implemented by the Company, such as a multi-factor authentication process; restricted firewall settings; security and network monitoring, security awareness training, email phishing tests, and enhancing the Company's backup recovery strategy, among others.

The Director of Information Technology is responsible for assessing, monitoring, and managing the Company's cybersecurity risks. The Director of Information Technology has extensive experience in leading the Company's information systems and has previously led information security teams for several large global organizations prior to joining the Company.

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

ITEM 2. PROPERTIES

Location	Leased and/or Owned
Illinois	Leased building and office space
Louisiana	Owned building and leased land
Tennessee	Leased building, office space, and land
Texas	Leased office space
Camrose, Alberta, Canada	Owned building with office space on owned land; leased land and leased office space
Vars, Ontario, Canada	Leased building, office space, and land
India	Leased building, office space, and land
Dammam, Kingdom of Saudi Arabia	Owned building and office space on leased land
Riyadh, Kingdom of Saudi Arabia	Leased building, office space, and land
Medinah, Kingdom of Saudi Arabia	Leased building, office space, and land
United Arab Emirates	Leased office space and building on leased land; owned building with office space on leased land
Egypt	Leased building, office space, and land
Qatar	Leased building, office space, and land

For further information, see Note 6 - Leases, in the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

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

As of January 31, 2026 , the Company had no material pending litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market under the symbol "PPIH".

As of April 16, 2026, there were 43 stockholders of record and other additional stockholders for whom securities firms or banks acted as nominees.

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

Reference is made to Item 12 in Part III of this report.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not made any sale of unregistered securities during the preceding three fiscal years.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during fiscal 2025.

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

Risk Mitigation and Management

The Company is subject to a variety of risks that could materially affect its business, financial condition, results of operations, and cash flows. To address these risks, the Company has implemented several mitigating strategies across financial, operational, and strategic areas. The Company actively implements strategies to mitigate the risks described in Item 1A of this Annual Report.

Financial and Liquidity Management

The Company monitors and actively manages its debt obligations to ensure continued access to financing. For fiscal 2027, approximately $5.5 million under foreign revolving lines of credit and $0.2 million under project-specific financing are scheduled to mature. The Company expects to renew its Middle Eastern credit arrangements and maintain access to project financing; however, there can be no assurance that such arrangements will be renewed on comparable terms or amounts. The Company also regularly monitors compliance with covenants under existing credit agreements to mitigate potential restrictions on dividends, intercompany obligations, additional debt, or liens.

Accounts Receivable and Credit Risk

The Company actively monitors the creditworthiness of its customers and manages concentrated receivables. Payments for large projects are typically secured through irrevocable letters of credit from banks. For example, as of January 31, 2026, one customer represented approximately 23% of accounts receivable. Partial payments received throughout 2024–2026 have significantly reduced the outstanding balance in accordance with contract terms. The Company engages in ongoing collection efforts and has structured credit terms to support continued cooperation with customers.

Internal Controls over Financial Reporting

The Company has strengthened its internal control environment to address previously identified material weaknesses. As of January 31, 2025, four material weaknesses were reported. Following implementation of efforts to remediate these material weaknesses, three material weaknesses remain, which are scheduled for testing in 2026. Management remains committed to fully remediating these weaknesses to maintain effective internal controls and ensure the reliability of financial reporting.

Supply Chain and Raw Material Risk

To mitigate risks associated with volatile raw material prices, supply chain disruptions, tariffs, and transportation delays, the Company has adopted a multi-pronged approach. This includes purchasing larger volumes from existing suppliers, securing alternative suppliers, planning material purchases further in advance, and adjusting customer pricing to offset cost increases. These measures are designed to maintain material availability and minimize disruptions to production schedules.

Backlog, Customer Diversification, and Contract Risk

The Company closely monitors its backlog, customer concentration, and contract terms. Its backlog as of January 31, 2026, was $121.6 million, primarily expected to be completed within the following fiscal year. Customer concentration is mitigated through secured payment methods and ongoing monitoring of financial strength. Contracts are structured to include progress-billing arrangements and provisions for recoverable costs in the event of cancellations, helping to protect cash flow and working capital.

Tax and Regulatory Risk

The Company regularly monitors tax regulations, legislation, and interpretations in jurisdictions where it operates. Management applies judgment in evaluating uncertain tax positions and plans for potential limitations on net operating loss carryforwards, mitigating the risk of unexpected future tax liabilities.

Human Capital and Operational Continuity

The Company invests in attracting, developing, and retaining skilled personnel, recognizing that its human capital is essential to operational success. Ongoing training, succession planning, and engagement initiatives are in place to ensure continuity of operations and strong performance across all regions.

Through these measures, the Company seeks to mitigate risks and sustain financial performance, operational stability, and long-term growth, despite external and internal challenges.

The analysis presented below and discussed in more detail throughout this MD&A was organized to provide instructive information for better understanding the Company's results of operations, financial condition and cash flows. However, this MD&A should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the notes thereto and the risk factors contained herein. The Company's fiscal year ends on January 31. Years, results and balances described as 2025 and 2024 are for the fiscal years ended January 31, 2026 and 2025, respectively.

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

Results of Operations

Consolidated Results of Operations

	Year Ended January 31,
	2026		2025		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$210,925		$158,384		$52,541

Gross profit	69,488	33%	53,248	34%	16,240

General and administrative expenses	35,293	17%	28,000	18%	(7,293)

Selling expense	4,746	2%	4,947	3%	201

Interest expense, net	1,822		1,940		118

Other (expense) income, net	(134)		107		(241)

Income before income tax	27,493		18,468		9,025

Income tax expense	6,844		5,377		(1,467)

Net income	20,649		13,091		7,558

Less: Net income attributable to non-controlling interest	3,614		4,108		(494)

Net income attributable to common stock	17,035		8,983		8,052

Year ended January 31, 2026 Compared to year ended January 31, 2025

Net sales

Net sales were $210.9 million and $158.4 million in the years ended January 31, 2026 and 2025, respectively. The increase of $52.5 million was primarily the result of higher sales volumes in the Middle East, Canada, and the United States.

Gross profit

Gross profit was $69.5 million, or 33% of net sales and $53.2 million, or 34% of net sales, in the years ended January 31, 2026 and 2025, respectively. The increase of $16.3 million was driven by higher sales volumes and consistent gross margins globally.

General and administrative expenses

General and administrative expenses were $35.3 million and $28.0 million in the years ended January 31, 2026 and 2025, respectively. The increase of $7.3 million was primarily related to higher compensation costs and professional fees, including approximately $1.0 million relating to Sarbanes-Oxley 404 compliance in connection with our transition from a non-accelerated filer to an accelerated filer. This also includes a one-time compensation charge of approximately $2.0 million related to the departure of the previous CEO.

Selling expenses

Selling expenses were $4.7 million and $4.9 million in the years ended January 31, 2026 and 2025, respectively. The decrease of $0.2 million was primarily driven by lower payroll expenses during the year.

Interest expense, net

Interest expense was $1.8 million and $1.9 million in the years ended January 31, 2026 and 2025, respectively. The decrease of $0.1 million was the result of an overall reduction in interest rates during the current year

Income taxes

The Company's worldwide effective tax rates ("ETR") were 24.9% and 29.1% in the years ended January 31, 2026 and 2025, respectively. The change in the ETR was largely due to changes in the mix of income and loss in various tax jurisdictions and the domestic Global Intangible Low-Taxed Income ("GILTI") inclusion. For further information, see Note 7 - Income taxes, in the Notes to Consolidated Financial Statements.

Net income attributable to common stock

Net income attributable to common stock was $17.0 million and $9.0 million in the years ended January 31, 2026 and 2025, respectively. The increase in net income was a result of the changes discussed above, less amounts attributable to non-controlling interest.

Liquidity and capital resources

Cash and cash equivalents were $18.7 million and $15.7 million as of January 31, 2026 and January 31, 2025, respectively. On January 31, 2026, approximately $0.2 million was held in the United States, and $18.5 million was held by the Company's foreign subsidiaries. The Company's working capital was $66.9 million on January 31, 2026 compared to $54.7 million on January 31, 2025. As of January 31, 2026, the Company had $2.7 million of borrowing capacity under the Renewed Senior Credit Facility (as defined below) in North America and $29.9 million of borrowing capacity under its foreign credit agreements. The Company had $10.7 million borrowed under the Renewed Senior Credit Facility and $8.4 million borrowed under its foreign credit agreements at January 31, 2026.

Net cash provided by operating activities in the years ended January 31, 2026 and 2025 was $9.2 million and $13.9 million, respectively. The decrease of $4.7 million was primarily driven by an increase in accounts receivable, partially offset by an increase in net income and customer deposits compared to the prior year.

Net cash used in investing activities in the years ended January 31, 2026 and 2025 was $10.4 million and $2.8 million, respectively. The increase of $7.6 million was primarily driven by higher capital expenditures during the period, related to the Middle East.

Net cash provided by financing activities was $6.6 million for the year ended January 31, 2026, compared to net cash used in financing activities of $0.9 million for the year ended January 31, 2025. The $7.5 million increase in cash provided was primarily driven by increased net borrowings under the Company’s revolving lines of credit.

Subsequent to January 31, 2026, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., which provides for a revolving credit facility with total commitments of $18.0 million. The facility effectively refinanced and replaced the Company’s existing credit facility with PNC Bank, National Association and to support the Company’s ongoing working capital and general corporate needs.

The credit facility is intended to serve as a temporary bridge financing arrangement. The Company expects to enter into a new global credit facility with a syndicate of lenders, with JPMorgan expected to act as administrative agent and lead arranger. Upon execution of the global credit facility, the Company expects that any outstanding borrowings under this credit agreement will be repaid or refinanced and the credit agreement will be terminated; however, there can be no assurance as to the timing or terms of such transaction.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of the Consolidated Financial Statements, based on its existing cash on hand, cash flows from operations, and available credit facilities.

There was no restricted cash held in the United States on January 31, 2026 or January 31, 2025. Restricted cash held by foreign subsidiaries was $3.6 million and $1.4 million as of January 31, 2026 and 2025, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

The following table summarizes the Company's estimated contractual obligations on January 31, 2026:

	Year Ending January 31,
Contractual obligations	Total	2026	2027	2028	2029	2030	Thereafter
Revolving line - North America (1)	$10,749	$10,749	$-	$-	$-	$-	$-
Mortgage note (2)	3,965	228	235	235	235	235	2,797
Revolving lines - foreign (3)	5,672	5,672	-	-	-	-	-
Long-term finance obligation (4)	8,794	267	309	354	406	461	6,997
Subtotal	29,180	16,916	544	589	641	696	9,794
Finance lease obligations	715	174	150	145	149	97	-
Operating lease obligations (5)	26,668	2,959	3,130	2,414	1,318	1,127	15,720
Uncertain tax position obligations (6)	1,320	-	-	-	-	-	1,320
Loan payable to GIG (7)	2,753	2,753	-	-	-	-	-
Total	$60,636	$22,802	$3,824	$3,148	$2,108	$1,920	$26,834

(1)

Interest obligations exclude floating rate interest on debt payable under the North American revolving line of credit. Based on the amount of such debt on January 31, 2026, and the weighted average interest rate of 7.8% on that debt, such interest was being incurred at an annual rate of approximately $0.8 million.

(2)	Scheduled maturities, excluding interest.
(3)	Scheduled maturities of foreign credit facilities, excluding interest.
(4)	This schedule represents the cash payments to be made under the lease agreement for the land and buildings sold by the Company in Lebanon, Tennessee and leased back from the purchaser in April 2021. These amounts differ from the liabilities presented as debt in the Consolidated Balance Sheets as the debt amount represents future payments discounted to the present date. Refer to Note 5 - Debt, in the Notes to the Consolidated Financial Statements for further discussion of the transaction.
(5)	Minimum contractual amounts, assuming no changes in variable expenses.
(6)	Refer to Note 7 - Income taxes, in the Notes to Consolidated Financial Statements for a description of the uncertain tax position obligations.
(7)	Refer to Note 11 - Non-controlling interest, in the Notes to Consolidated Financial Statements for further discussion regarding the loan payable to Gulf Insulation Group ("GIG").

Financing

Revolving lines - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year, $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year, $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”). The Renewed Senior Credit Facility matures on September 20, 2026.

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

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 m illion. As of January 31, 2026 , the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of and for the year ended  January 31, 2026 .

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

As of January 31, 2026 , the Company had borrowed an aggregate of $ 10.7 million at a rate of  7.8% and had $ 2.7 million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $ 6.8 million at a rate of 9.0% and had $ 3.7 million available under the Renewed Senior Credit Facility.

Subsequent Event — Credit Agreement. Subsequent to January 31, 2026, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., which effectively replaced the Company’s existing credit facility with PNC Bank, National Association. The Credit Agreement provides for a revolving credit commitment of up to $18.0 million, subject to customary borrowing base limitations, and matures in October 2027. Borrowings bear interest at variable rates based on SOFR or an alternate base rate, plus an applicable margin.

The Credit Agreement is intended to serve as a temporary bridge financing arrangement. The Company expects to enter into a new global credit facility with a syndicate of lenders in the coming months; however, there can be no assurance as to the timing or terms of such a transaction. Upon execution of the global credit facility, any outstanding borrowings under the Credit Agreement are expected to be transitioned into the new facility. As the Credit Agreement was executed after the balance sheet date, no amounts were outstanding under this facility as of January 31, 2026.

Credit facilities - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below:

United Arab Emirates

The Company’s credit facilities in the United Arab Emirates (“U.A.E.”) consist of the following:

Active Facilities (U.A.E.)

The Company maintains a credit facility with a financial institution in the U.A.E. totaling 65.2 million U.A.E. Dirhams (“AED”) (approximately $17.8 million at January 31, 2026). Borrowings under the facility bear interest at the Emirates Inter Bank Offered Rate (“EIBOR”) plus 3.5% per annum, subject to minimum interest rates ranging from 4.5% to 8.0% per annum, depending on the type of financing utilized. The facility is stratified by instrument type and expires at various dates through October 2026. As of January 31, 2026, the Company was in compliance with all covenants under this facility. As of January 31, 2026, the Company had outstanding borrowings of 9.4 million AED (approximately $2.6 million), which are included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. Additionally, as of January 31, 2026, the Company had issued guarantees totaling 30.9 million AED (approximately $8.4 million). After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $6.8 million under the credit facility as of January 31, 2026.

The Company maintains a letter of credit facility with a financial institution in the U.A.E. totaling 100.0 million AED (approximately $27.2 million at January 31, 2026) and expiring in July 2026. The facility is non-interest bearing; however, the Company incurs a commission ranging from 0.8% to 1.0% per annum on the face value of issued instruments and is required to maintain cash collateral (margins) ranging from 10% to 15% depending on the type of instrument utilized. As of January 31, 2026, the Company had outstanding guarantees under this facility of 40.5 million AED (approximately $11.0 million). The remaining available balance under the facility was 59.5 million AED (approximately $16.2 million) as of January 31, 2026.

Expired Facilities (U.A.E.)

As of January 31, 2025, the Company maintained a credit facility with a financial institution in the U.A.E. totaling 65.2 million AED (approximately $17.7 million). This facility, which expired in August 2025, bore interest at a rate of approximately 7.9% as of January 31, 2025. Outstanding borrowings under this facility were $0.1 million at January 31, 2025, and were included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. As of January 31, 2025, the Company had unused availability of approximately $9.0 million, which was net of issued guarantees and letters of credit.

As of January 31, 2025, the Company maintained a revolving credit facility with a financial institution in the U.A.E. totaling 8.0 million AED (approximately $2.2 million). This facility, which expired in July 2025, bore interest at a rate of approximately 7.9% as of January 31, 2025. Outstanding borrowings under this facility were $0.4 million at January 31, 2025, and were included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. As of January 31, 2025, the Company had unused availability of approximately $1.6 million, which was net of issued guarantees and letters of credit.

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit facility with a financial institution in Egypt, which has been subsequently amended. The facility provides project-based financing and expires in December 2026. The facility has a maximum borrowing capacity of 120.0 million Egyptian Pounds ("EGP") (approximately $2.6 million) and 100.0 million EGP (approximately $2.0 million) as of January 31, 2026 and 2025, respectively. The line is secured by certain assets of the subsidiary, including accounts receivable, and contains various covenants, including a maximum leverage ratio and restrictions on incurring additional indebtedness. As of January 31, 2026, the Company was in compliance with all covenants under this facility.

As of January 31, 2026, borrowings under the Company’s credit facility in Egypt bore interest at rates ranging from 15.0% to 20.8%. The 15.0% rate relates to specific government-sponsored initiatives, while the 20.8% rate applies to our general facility limits. The Company had $0.2 million outstanding under this arrangement as of January 31, 2026, and an insignificant amount outstanding as of January 31, 2025. Both amounts are included in "Short-term borrowings and current maturities of long-term debt" on the Consolidated Balance Sheets. As of January 31, 2026 and 2025, the Company had unused availability of approximately $2.4 million and $2.0 million, respectively.

Saudi Arabia

In March 2022, the Company’s Saudi Arabian subsidiary entered into a credit arrangement with a financial institution in Saudi Arabia for a revolving line totaling 37.0 million Saudi Riyals (“SAR”) (approximately $9.9 million at January 31, 2026). The credit arrangement provides project-based financing at interest rates competitive in Saudi Arabia, is secured by certain assets of the subsidiary including accounts receivable, and expires on April 27, 2026. As of January 31, 2026, the facility bore interest at a rate of approximately 8.5%. As of January 31, 2026, the Company was in compliance with all covenants under this arrangement. The Company had outstanding borrowings of $2.9 million and $1.5 million as of January 31, 2026 and 2025, respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. Unused availability under this arrangement was $5.3 million and $3.0 million as of January 31, 2026 and 2025, respectively, which are net of both outstanding borrowings and issued letters of guarantee.

Foreign credit facilities - overall

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  January 31, 2026 and January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approximately $8.4 million and $4.8 million, respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of January 31, 2026. Certain of these arrangements are subject to periodic renewal; while such renewals are being processed, the Company remains in regular communication with the lenders, and the arrangements have historically continued without interruption or penalty. On January 31, 2026, interest rates were based on (i) the EIBOR plus 3.5% per annum for the U.A.E. credit arrangements, which have minimum interest rates ranging from 4.5% to 8.0% per annum; (ii) interest rates ranging from 15.0% to 20.8% for the Egypt credit arrangements; and (iii) an interest rate of 8.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of January 31, 2026, the Company's interest rates ranged from 7.1% to 20.8%, with a weighted average rate of 8.1%, and the Company had facility limits totaling $57.5 million under these credit arrangements. As of January 31, 2026, $21.1 million of the facility limits were utilized to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2026, the Company had borrowed $5.7 million and had an additional $29.9 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of "Short-term borrowings and current maturities of long-term debt" on the Consolidated Balance Sheets as of January 31, 2026 and January 31, 2025.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of January 31, 2026 and 2025, the Company had a net book value relating to this asset of $1.7 million and $1.8 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in "Short-term borrowings and current maturities of long-term debt" and the long-term portion of $8.5 million is recognized in "Long-term finance obligation" on the Consolidated Balance Sheets as of January 31, 2026. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Mortgage Note. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of January 31, 2026, the remaining balance on the mortgage in Canada is approximately 5.4 million Canadian Dollars ("CAD") (approximately $4.0 million at January 31, 2026). The interest rate is variable, and was 6.3% at January 31, 2026. The principal balance is included as a component of "Short-term borrowings and current maturities of long-term debt" and "Long-term debt, less current maturities" on the Consolidated Balance Sheets and is presented net of issuance costs of $0.1 million as of January 31, 2026 and January 31, 2025.

Loan Payable to GIG. In June 2023, in connection with the formation of a joint venture with Gulf Insulation Group (“GIG”), the Company assumed a promissory note with an aggregate principal amount of approximately $2.8 million, which originally carried a maturity date of April 9, 2026. Subsequent to the fiscal year ended January 31, 2026, the Company and GIG entered into discussions to formally extend the maturity of the note. While a specific revised maturity date has not yet been finalized, both parties expect the joint venture to continue for the foreseeable future and the joint venture has continued to operate without any restrictions or disruption. Because the Company does not currently have a contractual, unconditional right to defer settlement for at least twelve months following the balance sheet date, the obligation is classified as a current liability within “Short-term borrowings and current maturities of long-term debt” at January 31, 2026, compared to its classification within “Long-term debt, less current maturities” at January 31, 2025. The Company is currently evaluating a formal amendment to the note agreement and will reclassify the debt to long-term in future periods should a formal extension beyond one year be executed.

We assess going concern uncertainty on a quarterly basis to determine if we have sufficient cash and cash equivalents on hand, working capital and access to capital through financing agreements to operate for a period of at least a year from the date of our consolidated financial statements are issued (the lookforward period). Our ability to continue as a going concern is dependent on many factors, including, among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that may occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as principal payments come due. We can offer no assurances that we will be able to successfully obtain financing.

A summary of our liquidity and relevant cash flows is presented above. We believe that our unrestricted cash, cash flows from operating activities and availability and commitments under existing financing agreements are sufficient to meet future business requirements for the look-forward period.

Accounts receivable

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $40.7 million as of January 31, 2026, with a remaining balance due in the amount of $1.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $1.2 million is classified in a long-term asset account.

The Company continues to actively engage in ongoing collection efforts with the customer to ensure full payment of open balances, and at various times throughout  2025  and 2024, the Company received a partial payment to settle $ 0.6  million and $0.4 million of the customer's outstanding balances, respectively.  Additionally, the Company has been engaged by the customer to perform additional work in 2026  under customary trade terms that support the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of January 31, 2026 . However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

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

Revenue recognition. In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue over time for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. Under the input accounting method, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated, and the amount is not subject to reversal. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for further information relating to the revenue recognition accounting methods.

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

New accounting pronouncements. See "Accounting Pronouncements Recently Adopted" in Note 2 - Significant accounting policies, in the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perma-Pipe International Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Perma-Pipe International Holdings, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years then ended appearing under Item 8 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls in response to the risks of material misstatement, not designing and maintaining effective controls over segregation of duties related to manual journal entries, account reconciliations and the purchases and payables process, not designing and maintaining effective controls over the review of the financial close process, including the statement of cash flows and verifying the financial statement disclosures agree to the Company's accounting records, and not designing and maintaining effective controls at operating locations in the Middle East and North Africa ("MENA").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

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

Specialty Piping Systems and Coating Revenue Recognition under the Input Method

As described in Notes 2 and 4 to the consolidated financial statements, approximately $52 million of the Company’s revenue for year ended January 31, 2026 relates to specialty piping systems and coating revenue recognized over time under the input method. Under this approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Generally, these contracts are considered a single performance obligation satisfied over time. Due to the custom nature of the goods and services, the "over time" method is the most faithful depiction of the transfer of goods and services to the customer as it measures the value of the work performed. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when a project’s costs are initially incurred. Estimates of total contract costs are reviewed and revised periodically as work progresses.

The principal considerations for our determination that performing procedures relating to specialty piping systems and coating revenue recognition under the input method is a critical audit matter are (i) the significant judgment by management when developing the estimated total costs to complete the contracts and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the total costs to complete. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimates of total costs to complete the contracts. These procedures also included, among others, for certain open contracts (i) testing management’s process for developing the estimated total costs to complete and (ii) evaluating the reasonableness of the significant assumptions used by management related to the estimated total costs to complete. Evaluating the reasonableness of the significant assumptions related to the estimated total costs to complete involved considering (i) the terms of the contracts and other documents that support those estimates; (ii) using actual costs to date to assess the reasonableness of the estimate of the remaining costs to complete the contract; and (iii) performing a retrospective review of certain open contracts as of January 31, 2025 to evaluate actual costs incurred to estimated costs.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

April 16, 2026

We have served as the Company’s auditor since 2024.

Index to Consolidated Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended January 31,
	2026	2025

Net sales	$210,925	$158,384
Cost of sales	141,437	105,136
Gross profit	69,488	53,248

Operating expenses
General and administrative expenses	35,293	28,000
Selling expense	4,746	4,947
Total operating expenses	40,039	32,947

Income from operations	29,449	20,301

Interest expense, net	1,822	1,940
Other (expense) income, net	(134)	107
Income before income tax	27,493	18,468

Income tax expense	6,844	5,377

Net income	20,649	13,091
Less: Net income attributable to non-controlling interest	3,614	4,108
Net income attributable to common stock	$17,035	$8,983

Weighted average common shares outstanding
Basic	8,047	7,956
Diluted	8,148	8,015

Earnings per share attributable to common stock
Basic	$2.12	$1.13
Diluted	$2.09	$1.12

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended January 31,
	2026	2025

Net income	$20,649	$13,091

Other comprehensive income
Currency translation adjustments, net of tax	518	(2,646)
Comprehensive income	$21,167	$10,445
Less: Comprehensive income attributable to non-controlling interest	3,614	4,108
Total comprehensive income attributable to common stock	$17,553	$6,337

See accompanying Notes to Consolidated Financial Statements.

Index to Consolidated Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$18,720	$15,716
Restricted cash	3,575	1,401
Trade accounts receivable, less allowance for doubtful accounts of $1,571 at January 31, 2026 and $703 at January 31, 2025	66,023	43,148
Inventories	18,115	16,622
Prepaid expenses and other current assets	6,835	10,045
Unbilled accounts receivable	28,814	18,936
Costs and estimated earnings in excess of billings on uncompleted contracts	4,652	2,934
Total current assets	146,734	108,802
Long-term assets
Property, plant and equipment, net of accumulated depreciation	44,116	35,365
Operating lease right-of-use asset	13,054	8,199
Deferred tax assets	5,954	6,639
Goodwill	2,188	2,057
Other long-term assets	5,440	4,179
Total long-term assets	70,752	56,439
Total assets	$217,486	$165,241
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$24,541	$23,691
Accrued compensation and payroll taxes	1,449	1,388
Commissions and management incentives payable	6,580	5,840
Short-term borrowings and current maturities of long-term debt	19,843	9,246
Customers' deposits	11,853	2,506
Operating lease liability short-term	2,196	1,071
Other accrued liabilities	7,235	6,697
Billings in excess of costs and estimated earnings on uncompleted contracts	2,153	1,249
Income taxes payable	3,939	2,375
Total current liabilities	79,789	54,063
Long-term liabilities
Long-term debt, less current maturities	4,169	3,669
Long-term finance obligation	8,527	11,551
Deferred compensation liabilities	1,781	1,689
Deferred tax liabilities	1,816	1,320
Operating lease liability long-term	12,125	7,713
Other long-term liabilities	2,978	2,131
Total long-term liabilities	31,396	28,073
Non-controlling interest	15,663	10,967
Commitments and contingencies (See Item 3)
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,122 issued and outstanding at January 31, 2026 and 7,983 issued and outstanding at January 31, 2025	81	80
Additional paid-in capital	61,097	60,151
Retained earnings	37,139	20,104
Accumulated other comprehensive loss	(7,679)	(8,197)
Total stockholders' equity	90,638	72,138
Total liabilities and stockholders' equity	$217,486	$165,241

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity on January 31, 2024	$80	$60,063	$12,088	$(968)	$(5,551)	$65,712

Net income	-	-	8,983	-	-	8,983
Common stock withheld related to net share settlement of equity awards	1	(126)	-	-	-	(125)
Retirement of treasury stock	(1)		(967)	968		-
Stock-based compensation expense	-	860	-	-	-	860
Amount attributable to non-controlling interest	-	(646)	-	-	-	(646)
Foreign currency translation adjustment	-	-	-	-	(2,646)	(2,646)
Total stockholders' equity on January 31, 2025	$80	$60,151	$20,104	$-	$(8,197)	$72,138

Net income	-	-	17,035	-	-	17,035
Common stock withheld related to net share settlement of equity awards	1	(510)	-	-	-	(509)
Retirement of treasury stock	-	-	-	-	-	-
Stock-based compensation expense	-	2,537	-	-	-	2,537
Amount attributable to non-controlling interest	-	(1,081)	-	-	-	(1,081)
Foreign currency translation adjustment	-	-	-	-	518	518
Total stockholders' equity on January 31, 2026	$81	$61,097	$37,139	$-	$(7,679)	$90,638

Shares	2025	2024
Balances at beginning of year	7,982,568	8,016,781
Treasury stock retired	-	(112,015)
Shares issued, net of shares used for tax withholding	138,981	77,802
Balance end of year	8,121,549	7,982,568

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2026	2025
Operating activities
Net income	$20,649	$13,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,910	3,629
Deferred tax expense	1,112	1,617
Stock-based compensation expense	2,537	860
Provision on uncollectible accounts	880	4
(Gain) loss on disposal of fixed assets	(16)	292
Changes in operating assets and liabilities
Accounts payable	481	(1,169)
Accrued compensation and payroll taxes	772	1,530
Inventories	(1,360)	(1,817)
Customers' deposits	9,343	(1,637)
Income tax receivable	15	-
Prepaid expenses and other current assets	3,247	(447)
Accounts receivable	(22,559)	2,465
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,718)	163
Billings in excess of costs and estimated earnings on uncompleted contracts	904	753
Unbilled accounts receivable	(9,943)	(2,987)
Other assets and liabilities	(85)	(2,419)
Net cash provided by operating activities	9,169	13,928
Investing activities
Capital expenditures	(10,440)	(2,875)
Proceeds from sales of property and equipment	17	27
Net cash used in investing activities	(10,423)	(2,848)
Financing activities
Proceeds from revolving lines	91,857	76,344
Payments of debt on revolving lines	(84,210)	(76,540)
Payments of debt on mortgage	(222)	(360)
Payments of principal on finance obligation	(229)	(187)
Increase (decrease) in drafts payable	(17)	46
Payments on finance lease obligations, net	(84)	(31)
Stock options exercised and taxes paid related to restricted shares vested	(509)	(179)
Net cash provided by (used in) financing activities	6,586	(907)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(154)	(296)
Net increase in cash, cash equivalents and restricted cash	5,178	9,877
Cash, cash equivalents and restricted cash - beginning of period	17,117	7,240
Cash, cash equivalents and restricted cash - end of period	$22,295	$17,117
Supplemental cash flow information
Interest paid	$1,768	$1,928
Income taxes paid	4,055	3,714
Fixed assets acquired under financing leases - non-cash	711	-
Fixed assets acquired - non-cash	257	21

See accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2026 AND 2025

(Tabular amounts in thousands, except per share data, or unless otherwise specified)

Note 1 - Business information

Perma-Pipe International Holdings, Inc. ("PPIH", the "Company", "we", or "our") was incorporated in Delaware on October 12, 1993. The Company is engaged in the manufacture and sale of products in one distinct segment: Piping Systems.

Fiscal year. The Company's fiscal year ends on January 31. Years, results and balances described as 2025 and 2024 are for the fiscal years ended January 31, 2026 and 2025, respectively.

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

Geographic information. Net sales are attributed to geographic areas based on the location of the facility from which the product is shipped. Sales originating from international operations represented 71.7% and 66.9% of total net sales in 2025 and 2024, respectively. Long-lived assets, which consist of property, plant, and equipment, are attributed to geographic areas based on their physical location.

	2025	2024
Net sales
United States	$59,601	$52,495
Canada	48,070	32,756
United Arab Emirates	47,311	23,875
Saudi Arabia	45,395	37,663
Other	10,548	11,595
Total net sales	$210,925	$158,384

Property, plant and equipment, net of accumulated depreciation
United States	$4,116	$4,650
Canada	11,715	9,622
United Arab Emirates	12,308	10,683
Saudi Arabia	10,796	7,483
Other	5,181	2,927
Total property, plant and equipment, net of accumulated depreciation	$44,116	$35,365

Index to Consolidated Financial Statements

Note 2 - Significant accounting policies

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. This includes all wholly owned subsidiaries as well as certain joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

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

Revenue recognition. In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the Company recognizes revenue for certain contracts when a customer obtains control of promised goods or services.  Other contracts recognize revenues using periodic recognition of income. For these contracts, the Company uses the "over time" accounting method. Under the input approach, income is recognized in each reporting period based on the status of the uncompleted contracts and the current estimates of costs to complete. The amount of revenue recognized is determined by the relationship of costs incurred to the total estimated costs of the contract. Provisions are made for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. Claims for additional compensation due to the Company are recognized in contract revenues when realization is probable, the amount can be reliably estimated, and the amount is not subject to reversal. Under the output method, revenue is recognized based on the direct measurement of the value of goods or services transferred to date relative to the remaining goods promised under the contract. See Note 4 - Revenue recognition, in the Notes to Consolidated Financial Statements, for further information relating to input and output accounting methods.

Shipping and handling. Shipping and handling costs are included in cost of sales, and the amounts invoiced to customers relating to shipping and handling are included in net sales.

Operating cycle. The length of contracts varies but is typically less than one year. The Company includes in current assets and liabilities amounts realizable and payable in the normal course of contract completion unless completion of such contracts extends significantly beyond one year.

Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. This includes all wholly owned subsidiaries as well as certain joint ventures in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated.

Translation of foreign currency. Assets and liabilities of consolidated foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at year-end. Revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in stockholders' equity as part of accumulated other comprehensive loss. Gains or losses on foreign currency transactions and the related tax effects are reflected in net income. The aggregate foreign exchange transaction loss recognized in the income statement was $0.3 million in both 2025 and 2024. Additionally, translation adjustments attributable to intercompany transactions, such as loans and receivables, are included in stockholders' equity as part of accumulated other comprehensive loss.

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

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents was $18.7 million and $15.7 million as of January 31, 2026 and 2025, respectively. On January 31, 2026, $0.2 million was held in the United States and $18.5 million was held by foreign subsidiaries. On January 31, 2025, $0.3 million was held in the United States and $15.4 million was held by foreign subsidiaries.

Index to Consolidated Financial Statements

Restricted cash. There was no restricted cash held in the United States on January 31, 2026 or 2025. Restricted cash held by foreign subsidiaries was $3.6 million and $1.4 million as of January 31, 2026 and 2025, respectively. Restricted cash held by foreign subsidiaries related to fixed deposits that also serve as security deposits and guarantees.

	2025	2024
Cash and cash equivalents	$18,720	$15,716
Restricted cash	3,575	1,401
Cash, cash equivalents and restricted cash as presented in the statement of cash flows	$22,295	$17,117

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

Concentration of credit risk. The Company maintains its U.S. cash in bank deposit accounts at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash balances are below FDIC limits. The Company has not experienced any losses in such accounts. The Company's foreign cash is held in accounts at multiple institutions in the various countries in which the Company operates, limiting the concentration of risk internationally. The Company maintains a broad and diversified customer base, operating throughout the United States, the Middle East, and Canada.

As of January 31, 2026, one customer accounted for approximately 23% of the Company’s total accounts receivable. For the year ended January 31, 2026, this same customer represented approximately 12% of total net sales. As of January 31, 2025, and for the year then ended, no single customer accounted for more than 10% of total accounts receivable or net sales. The Company monitors the creditworthiness of this customer on an ongoing basis. As of January 31, 2026, no allowance for credit losses was deemed necessary as the Company expects to collect the full carrying value of the outstanding balance.

Index to Consolidated Financial Statements

Accumulated other comprehensive loss. Accumulated other comprehensive loss represents the change in equity from non-owner transactions and consists of foreign currency translation.

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of January 31, 2024	$(5,551)	$(5,551)
Currency translation adjustments	(2,971)	(2,971)
Tax effect of currency translation adjustments	325	325
Balance as of January 31, 2025	(8,197)	(8,197)
Currency translation adjustments	612	612
Tax effect of currency translation adjustments	(94)	(94)
Balance as of January 31, 2026	$(7,679)	$(7,679)

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	2025	2024
Raw materials	$18,178	$16,374
Work in process	447	745
Finished goods	300	366
Subtotal	18,925	17,485
Less allowance	(810)	(863)
Inventories	$18,115	$16,622

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

Depreciation is computed using the straight-line method over the estimated useful lives of assets, as presented in the following table. Leasehold improvements are depreciated over the remaining life of the lease or its useful life, whichever is shorter. Amortization of finance lease assets is included in depreciation. Depreciation expense was approximately $3.2 million and $3.6 million in the years ended  January 31, 2026 and 2025, respectively.

	Useful Life (Years)	2025	2024
Land, buildings and improvements	3 - 30	$29,586	$26,276
Machinery and equipment	3 - 10	57,583	50,360
Furniture, office equipment and computer systems	3 - 7	3,417	3,218
Transportation equipment	3	1,159	1,184
Subtotal		91,745	81,038
Less accumulated depreciation		(47,629)	(45,673)
Property, plant and equipment, net of accumulated depreciation		$44,116	$35,365

Impairment of long-lived assets. The Company's assessment of long-lived assets and other identifiable intangibles is based upon factors that market participants would use in accordance with the accounting guidance for the fair value measurement of assets. At  January 31, 2026, the Company performed an assessment to determine whether there were any triggering events that may have occurred which could indicate that the carrying value of the Company's long-lived assets are not recoverable. Based on this assessment, the Company did not identify any triggering events that would indicate that the carrying amounts may not be recoverable with respect to long-lived assets. Accordingly, there was no impairment charge for the year ended  January 31, 2026.

Index to Consolidated Financial Statements

Goodwill. The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. All identifiable goodwill as of January 31, 2026 and 2025, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	2025	2024
Balance at beginning of year	$2,057	$2,222
Foreign exchange adjustment	131	(165)
Balance at end of year	$2,188	$2,057

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur, based on the estimated fair value of the related reporting unit or intangible asset. At  January 31, 2026, the Company performed a qualitative assessment to determine whether there were any triggering events that may have occurred which could indicate that more likely than not that the fair value of the reporting unit did not exceed its carrying amount. Based on this assessment, the Company did not identify any triggering events that would indicate that the fair value is less than the carrying value of the reporting unit for the year ended  January 31, 2026. Accordingly, performing a quantitative goodwill impairment test was not required.

Other intangible assets with definite lives. The Company owns several patents including those covering features of its piping and electronic leak detection systems. Patents are capitalized and amortized on a straight-line basis over a period not to exceed the legal lives of the patents. The Company expenses costs incurred to renew or extend the term of intangible assets. Gross patents were $2.8 million and $2.7 million as of January 31, 2026 and 2025, respectively. Accumulated amortization was approximately $2.6 million as of  January 31, 2026 and 2025. Amortization over the next five fiscal years will be less than $0.1 million and an insignificant amount thereafter. Amortization expense is expected to be recognized over the weighted-average period of 8.7 years.

Research and development. Research and development expenses consist of materials, salaries and related expenses of engineering personnel and outside services for product development projects. Research and development costs are expensed as incurred. Research and development expense was insignificant in the years ended   January 31, 2026 and  January 31, 2025.

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

One of the base broadening provisions of the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") is the Global Intangible Low-Taxed Income provisions ("GILTI"). In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) staff, the Company has adopted an accounting policy to treat any GILTI inclusions as a period cost if and when incurred. Thus, for the years ended  January 31, 2026 and 2025, deferred taxes were computed without consideration of the possible future impact of the GILTI provisions, and any current year impact was recorded as a part of the current portion of income tax expense.

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

Index to Consolidated Financial Statements

Net income per common share. Earnings per share ("EPS") is computed by dividing net income attributable to common stock by the weighted average number of common shares outstanding (basic). The Company adjusted for dilutive shares in 2025 and 2024, assuming conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The dilutive shares are in the following table:

	2025	2024
Basic weighted average number of common shares outstanding	8,047	7,956
Dilutive effect of stock options and restricted stock units	101	59
Weighted average number of common shares outstanding assuming full dilution	8,148	8,015

Restricted stock and stock options not included in the computation of diluted EPS of common stock because the option exercise prices exceeded the average market prices	-	1
Canceled options during the year	-	-
Restricted stock and stock options with an exercise price below the average stock price	101	59

Equity-based compensation. The Company issues or has issued various types of stock-based awards to employees and directors: restricted stock, deferred stock and stock options. Non-cash compensation expense associated with restricted stock is based on the fair value of the common stock at the grant date, and amortized using the straight line method over a vesting period range of one to four years. Compensation expense associated with deferred stock which has been awarded to non-employee directors is based upon the fair value of the common stock at the date of grant, and since the grant vests immediately it is expensed on the date of the grant. Stock compensation expense for stock options is recognized ratably over the requisite service period of the award. The Black-Scholes option-pricing model is utilized to estimate the fair value of option awards.

Treasury Stock. In accordance with ASC 505, Equity, the Company accounts for share repurchases pursuant to the repurchase program under the cost method. This results in recognizing the shares as treasury stock, a reduction of stockholders' equity on the Consolidated Balance Sheets and on the Consolidated Statements of Stockholders' Equity. These amounts include costs associated with the acquisition of the shares. On August 29, 2024, the Company retired all remaining treasury stock previously acquired under the stock repurchase program. The retirement was recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a decrease in retained earnings in accordance with ASC 505-30, Equity - Treasury Stock.

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

Accounting Pronouncements Recently Adopted. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Pursuant to this standard update, companies are required to provide additional information, which is primarily attributable to the rate reconciliation and income taxes paid. The Company adopted the standard effective for the year ended  January 31, 2026. The prospective adoption of this standard update expanded the Company's disclosures related to income taxes, but did not impact its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In accordance with this standard update, companies are required to disclose specified information about certain costs and expenses in the notes to the financial statements at each interim and annual reporting period. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard update on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, aimed at modernizing the guidance for internal-use software development. This guidance removes reference to "development stages" and introduces a "probable-to-complete" recognition threshold to determine when to begin capitalizing software costs. This guidance will be effective starting with our quarterly report for the fiscal quarter ending April 30, 2028, with prospective, retrospective, or modified transition methods allowed and early adoption permitted. We are currently evaluating the impact of this ASU, including our timing and method of adoption.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

Index to Consolidated Financial Statements

Note 3 - Retention

A retention receivable is a portion of an outstanding receivable balance amount withheld by a customer until a contract is fully completed as specified in the contract. As of  January 31, 2026 and 2025, the Company had short-term retention receivables of $3.0 million and $3.3 million, respectively, which were included as a component of trade accounts receivable. Additionally, the Company had long-term retention receivables of $3.0 million and $2.6 million as of  January 31, 2026 and 2025, respectively. The long-term retention receivable balances were included as a component of other long-term assets on the Consolidated Balance Sheets.

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has settled approximately $ 40.7 million as of January 31, 2026 , with a remaining balance due in the amount of $ 1.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this retention amount, $ 1.2 million is classified as a long-term asset.

The Company is actively pursuing collection of the customer’s outstanding balances. During 2025 and 2024, partial payments of $0.6 million and $0.4 million were received, respectively. Furthermore, the Company was engaged by the customer for additional work in 2026 under customary trade credit terms, reflecting continued cooperation between the parties. Based on these factors, no allowance for credit losses was recorded against this receivable as of January 31, 2026. If collection efforts prove unsuccessful, an allowance for all or substantially all of the remaining balance may be required in future periods.

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

The Company’s standard revenue transactions are classified into two main categories:

1)

Specialty Piping Systems and Coating - which include all bundled products in which Perma-Pipe engineers, and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and energy & industrial markets.

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

Products revenue is recognized at a point in time when control of the promised goods is transferred to the customer, generally upon shipment, or as services are performed (ASC 606-10-25-30).

Index to Consolidated Financial Statements

A breakdown of the Company's revenues by revenue class for the years ended January 31, 2026 and 2025 is as follows.

	2025		2024
	Sales	% to Total	Sales	% to Total
Products	$15,777	7%	$14,112	9%

Specialty Piping Systems and Coating
Revenue recognized under input method	52,210	25%	45,606	29%
Revenue recognized under output method	142,938	68%	98,666	62%
Total	$210,925	100%	$158,384	100%

The input method is used by certain operating entities to measure revenue by the costs incurred to date relative to the total estimated costs to satisfy the performance obligation. Generally, these contracts are considered a single performance obligation satisfied over time. Due to the custom nature of the goods and services, the Company believes this method is the most faithful depiction of the transfer of goods and services to the customer as it measures the value of the work performed. Costs include all material, labor, and direct costs incurred to satisfy the performance obligations of the contract. Revenue recognition begins when a project's costs are initially incurred. Estimates of total contract costs are reviewed and revised periodically as work progresses.

The output method is used by all other operating entities to measure revenue by the direct measurement of the value of goods or services transferred to date relative to the remaining goods promised under the contract. Due to the requirements of certain customers, these contracts often require formal inspection protocols or specific export documentation for units produced. Therefore, the output method is the most faithful depiction of the Company’s performance. Depending on the terms of the contract, revenue may be recognized upon the transfer of control, which may occur when units are produced, inspected, and held by the Company at the customer’s request, or when units are produced, inspected, and shipped.

Some of the Company’s operating entities invoice and collect milestones or other contractual obligations prior to the transfer of goods and services, but do not recognize revenue until the performance obligations are satisfied under the methods discussed above. These amounts are recorded as contract liabilities on the Consolidated Balance Sheets until the performance obligation is satisfied.

Contract modifications that occur prior to the start of the manufacturing process will supersede the original contract and revenue is recognized using the modified contract value. Contract modifications that occur during the manufacturing process (changes in scope of work, job performance, material costs, and/or final contract settlements) are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

The transaction price associated with the Company's contracts with customers is generally determined based on the fixed amount of consideration as specified in a contract that is generally not subject to change. Additionally, from time to time the transaction price may also include variable consideration in certain instances where it is deemed probable that a significant reversal of cumulative revenue recognized will not occur. The aggregate of these amounts represents the total transaction price, which excludes amounts that are attributable to sales and value added taxes, or amounts collected on behalf of third parties. The total transaction price is allocated to the performance obligations and recognized as revenue based on the project type and the method used to measure the transfer of promised goods and services to customers. Transaction prices relating to cost-plus contracts are determined by applying the applicable profit margin to costs incurred, whereas transaction prices relating to fixed-price contracts are determined on a lump-sum basis. Standard payment terms are generally net 30 to 60 days, which are customer-specific.

Contract assets and liabilities

Contract assets represent revenue recognized in excess of amounts billed for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Contract liabilities represent billings in excess of costs and estimated earnings for contract work in progress for which the Company has a valid contract and an enforceable right to payment for work completed. Both customer billings and the satisfaction (or partial satisfaction) of the performance obligation(s) occur throughout the manufacturing process and impact the period-end balances in these accounts. In addition, contract assets include receivables or amounts that are billable based on milestones or conditions beyond the mere passage of time. For additional information, see Note 3 - Retention, in the Notes to Consolidated Financial Statements, and Unbilled accounts receivable, as further described below.

 Index to Consolidated Financial Statements

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  January 31, 2026 will be billed and collected within one year.

The following table shows the reconciliation of the cost in excess of billings and billings in excess of costs:

	2025	2024
Costs incurred on uncompleted contracts	$17,562	$11,621
Estimated earnings	12,721	9,366
Earned revenue	30,283	20,987
Less billings to date	27,784	19,302
Costs in excess of billings, net	$2,499	$1,685
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$4,652	$2,934
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(2,153)	(1,249)
Costs in excess of billings, net	$2,499	$1,685

Substantially all of the $1.2 million and $0.5 million contract liabilities balances at  January 31, 2025 and 2024, respectively, were recognized in revenues during 2025 and 2024, respectively.

Unbilled accounts receivable

The Company has recorded $28.8 million and $18.9 million of unbilled accounts receivable on the Consolidated Balance Sheets as of  January 31, 2026 and 2025, respectively, from revenues generated by certain of its subsidiaries. In these instances, the Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer, and the Company has an unconditional right to payment; however, billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  January 31, 2026 will be billed within one year.

Practical expedients

Costs to obtain a contract are not considered to be incremental or material, and project duration generally does not span more than one year. Accordingly, the Company applies a practical expedient for these types of costs and as such, they are expensed in the period incurred.

As a result of the Company's contracts having an expected duration of less than one year, a practical expedient was applied regarding disclosure of the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

Index to Consolidated Financial Statements

Note 5 - Debt

During the current year, the Company disaggregated its ‘Revolving lines - foreign' into ‘Revolving credit agreement – United Arab Emirates,' ‘Revolving credit agreement – Egypt,’ and ‘Revolving credit agreement – Saudi Arabia.’ Further, ‘Short-term debt’ and ‘Long-term debt’ were stratified by underlying instrument for presentation purposes. This refined presentation provides more detailed information regarding the Company’s capital structure. Prior period amounts have also been disaggregated to conform to the current year presentation. This update in presentation had no impact on total liabilities, net income, or cash flows.

	2025	2024
Short-term debt
Revolving credit agreement - North America	$10,749	$6,765
Revolving credit agreement - United Arab Emirates	2,573	465
Revolving credit agreement - Egypt	190	-
Revolving credit agreement - Saudi Arabia	2,909	1,545
Finance obligation - buildings and land	267	225
Mortgage note	228	221
Finance lease obligation	174	32
Loan payable to GIG	2,753	-
Total short-term debt	$19,843	$9,253
Long-term debt
Finance obligation - buildings and land	$8,527	$8,798
Mortgage note	3,737	3,735
Loan payable to GIG	-	2,753
Finance lease obligation	541	43
Unamortized debt issuance costs	(109)	(116)
Total long-term debt	$12,696	$15,213

The following table summarizes the Company's scheduled maturities in each of the next five fiscal years:

	Total	2026	2027	2028	2029	2030	Thereafter
Revolving line - North America	$10,749	$10,749	$-	$-	$-	$-	-
Mortgage note	3,965	228	235	235	235	235	2,797
Revolving lines - foreign	5,672	5,672	-	-	-	-	-
Long-term finance obligation	8,794	267	309	354	406	461	6,997
Finance lease obligations	715	174	150	145	149	97	-
Loan payable to GIG	2,753	2,753	-	-	-	-	-
Total	$32,648	$19,843	$694	$734	$790	$793	$9,794

Revolving lines - North America. On September 20, 2018, the Company and certain of its U.S. and Canadian subsidiaries (collectively, together with the Company, the “North American Loan Parties”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and lender, providing for a three-year, $18 million Senior Secured Revolving Credit Facility, subject to a borrowing base including various reserves (the “Senior Credit Facility”).

On September 17, 2021, the North American Loan Parties executed an extension of the Credit Agreement with PNC, providing for a new five-year, $18 million senior secured revolving credit facility, subject to a borrowing base including various reserves (the “Renewed Senior Credit Facility”). The Company's obligations under the Renewed Senior Credit Facility are currently guaranteed by Perma-Pipe Canada, Inc. Each of the North American Loan Parties other than Perma-Pipe Canada, Inc. is a borrower under the Renewed Senior Credit Facility (collectively, the “Borrowers”). The Renewed Senior Credit Facility matures on September 20, 2026.

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

Index to Consolidated Financial Statements

The Renewed Senior Credit Facility also contains financial covenants requiring the North American Loan Parties to achieve a ratio of its EBITDA (as defined in the Renewed Senior Credit Facility) to the sum of scheduled cash principal payments on indebtedness for borrowed money and interest payments on the advances under the Renewed Senior Credit Facility to be not less than 1.10 to 1.00 for any five consecutive days in which the undrawn availability is less than $3.0 million or any day in which the undrawn availability is less than $2.0 million. As of January 31, 2026, the calculated ratio was greater than 1.10 to 1.00. In order to cure any future breach of these covenants by the North American Loan Parties, the Company may repatriate cash from any of its foreign subsidiaries that are otherwise not a party to the Renewed Senior Credit Facility in an amount which, when added to the amount of the Company’s Consolidated EBITDA, would result in compliance on a pro forma basis. The Company was in compliance with respect to these covenants as of and for the year ended  January 31, 2026.

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

As of January 31, 2026, the Company had borrowed an aggregate of $10.7 million at a rate of 7.8% and had $2.7 million available under the Renewed Senior Credit Facility. As of January 31, 2025, the Company had borrowed an aggregate of $6.8 million at a rate of 9.0% and had $3.7 million available under the Renewed Senior Credit Facility.

Subsequent Event — Credit Agreement. Subsequent to January 31, 2026, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., which effectively replaced the Company’s existing credit facility with PNC Bank, National Association. The Credit Agreement provides for a revolving credit commitment of up to $18.0 million, subject to customary borrowing base limitations, and matures in October 2027. Borrowings bear interest at variable rates based on SOFR or an alternate base rate, plus an applicable margin.

The Credit Agreement is intended to serve as a temporary bridge financing arrangement. The Company expects to enter into a new global credit facility with a syndicate of lenders in the coming months; however, there can be no assurance as to the timing or terms of such a transaction. Upon execution of the global credit facility, any outstanding borrowings under the Credit Agreement are expected to be transitioned into the new facility. As the Credit Agreement was executed after the balance sheet date, no amounts were outstanding under this facility as of January 31, 2026.

Credit facilities -   foreign .  The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below:

United Arab Emirates

The Company’s credit facilities in the United Arab Emirates (“U.A.E.”) consist of the following:

Active Facilities (U.A.E.)

The Company maintains a credit facility with a financial institution in the U.A.E. totaling 65.2 million U.A.E. Dirhams (“AED”) (approximately $17.8 million at January 31, 2026). Borrowings under the facility bear interest at the Emirates Inter Bank Offered Rate (“EIBOR”) plus 3.5% per annum, subject to minimum interest rates ranging from 4.5% to 8.0% per annum, depending on the type of financing utilized. The facility is stratified by instrument type and expires at various dates through October 2026. As of January 31, 2026, the Company was in compliance with all covenants under this facility. As of January 31, 2026, the Company had outstanding borrowings of 9.4 million AED (approximately $2.6 million), which are included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. Additionally, as of January 31, 2026, the Company had issued guarantees totaling 30.9 million AED (approximately $8.4 million). After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $6.8 million under the credit facility as of January 31, 2026.

The Company maintains a letter of credit facility with a financial institution in the U.A.E. totaling 100.0 million AED (approximately $27.2 million at January 31, 2026) and expiring in July 2026. The facility is non-interest bearing; however, the Company incurs a commission ranging from 0.8% to 1.0% per annum on the face value of issued instruments and is required to maintain cash collateral (margins) ranging from 10% to 15% depending on the type of instrument utilized. As of January 31, 2026, the Company had outstanding guarantees under this facility of 40.5 million AED (approximately $11.0 million). The remaining available balance under the facility was 59.5 million AED (approximately $16.2 million) as of January 31, 2026.

Expired Facilities (U.A.E.)

As of January 31, 2025, the Company maintained a credit facility with a financial institution in the U.A.E. totaling 65.2 million AED (approximately $17.7 million). This facility, which expired in August 2025, bore interest at a rate of approximately 7.9% as of January 31, 2025. Outstanding borrowings under this facility were $0.1 million at January 31, 2025, and were included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. As of January 31, 2025, the Company had unused availability of approximately $9.0 million, which was net of issued guarantees and letters of credit.

As of January 31, 2025, the Company maintained a revolving credit facility with a financial institution in the U.A.E. totaling 8.0 million AED (approximately $2.2 million). This facility, which expired in July 2025, bore interest at a rate of approximately 7.9% as of January 31, 2025. Outstanding borrowings under this facility were $0.4 million at January 31, 2025, and were included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. As of January 31, 2025, the Company had unused availability of approximately $1.6 million, which was net of issued guarantees and letters of credit.

Index to Consolidated Financial Statements

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit facility with a financial institution in Egypt, which has been subsequently amended. The facility provides project-based financing and expires in December 2026. The facility has a maximum borrowing capacity of 120.0 million Egyptian Pounds ("EGP") (approximately $2.4 million) and 100.0 million EGP (approximately $2.0 million) as of January 31, 2026 and 2025, respectively. The line is secured by certain assets of the subsidiary, including accounts receivable, and contains various covenants, including a maximum leverage ratio and restrictions on incurring additional indebtedness. As of January 31, 2026, the Company was in compliance with all covenants under this facility.

As of  January 31, 2026, borrowings under the Company’s credit facility in Egypt bore interest at rates ranging from 15.0% to 20.8%. The 15.0% rate relates to specific government-sponsored initiatives, while the 20.8% rate applies to our general facility limits. The Company had $0.2 million outstanding under this arrangement as of January 31, 2026, and an insignificant amount outstanding as of January 31, 2025. Both amounts are included in "Short-term borrowings and current maturities of long-term debt" on the Consolidated Balance Sheets. As of January 31, 2026 and 2025, the Company had unused availability of approximately $2.2 million and $2.0 million, respectively.

Saudi Arabia

In March 2022, the Company’s Saudi Arabian subsidiary entered into a credit arrangement with a financial institution in Saudi Arabia for a revolving line totaling 37.0 million Saudi Riyals (“SAR”) (approximately $9.9 million at January 31, 2026). The credit arrangement provides project-based financing at interest rates competitive in Saudi Arabia, is secured by certain assets of the subsidiary including accounts receivable, and expires on  April 27, 2026. As of January 31, 2026, the facility bore interest at a rate of approximately 8.5%. As of January 31, 2026, the Company was in compliance with all covenants under this arrangement. The Company had outstanding borrowings of $2.9 million and $1.5 million as of January 31, 2026 and 2025, respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Consolidated Balance Sheets. Unused availability under this arrangement was $5.3 million and $3.0 million as of January 31, 2026 and 2025, respectively, which are net of both outstanding borrowings and issued letters of guarantee.

Foreign credit facilities - overall

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of   January 31, 2026 and  January 31, 2025, the amount of foreign subsidiary debt guaranteed by the Company was approximately $8.4 million  a nd  $4.8 million,  respectively.

The Company was in compliance with respect to the covenants under the credit arrangements in the U.A.E., Egypt, and Saudi Arabia as of January 31, 2026. Certain of these arrangements are subject to periodic renewal; while such renewals are being processed, the Company remains in regular communication with the lenders, and the arrangements have historically continued without interruption or penalty. On January 31, 2026, interest rates were based on (i) the EIBOR plus 3.5% per annum for the U.A.E. credit arrangements, which have minimum interest rates ranging from 4.5% to 8.0% per annum; (ii) interest rates ranging from 15.0% to 20.8% for the Egypt credit arrangements; and (iii) an interest rate of 8.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of January 31, 2026, the Company's interest rates ranged from 7.1% to 20.8%, with a weighted average rate of 8.1%, and the Company had facility limits totaling $57.3 million under these credit arrangements. As of January 31, 2026, $21.1 million of the facility limits were utilized to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of January 31, 2026, the Company had borrowed $5.7 million and had an additional $30.5 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of "Short-term borrowings and current maturities of long-term debt" on the Consolidated Balance Sheets as of January 31, 2026 and January 31, 2025.

Finance obligation - buildings and land. On  April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender.  The Company used the remaining proceeds to repay its borrowings under the Senior Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of  2.0%. Under the Lease Agreement, the Company has  four consecutive options to extend the term of the lease by  five years for each such option. As of  January 31, 2026 and  2025, the Company had a net book value relating to this asset of $1.7 million and $1.8 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially all of the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in "Short-term borrowings and current maturities of long-term debt" and the long-term portion of $8.5 million is recognized in "Long-term finance obligation" on the Consolidated Balance Sheets as of  January 31, 2026. The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Mortgage Note. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of  January 31, 2026, the remaining balance on the mortgage in Canada is approximately 5.4 million Canadian Dollars ("CAD") (approximately $4.0 million at  January 31, 2026). The interest rate is variable, and was 6.3% at  January 31, 2026. The principal balance is included as a component of "Short-term borrowings and current maturities of long-term debt" and "Long-term debt, less current maturities" on the Consolidated Balance Sheets and is presented net of issuance costs of $0.1 million as of January 31, 2026 and  January 31, 2025.

Loan Payable to GIG. In June 2023, in connection with the formation of a joint venture with Gulf Insulation Group (“GIG”), the Company assumed a promissory note with an aggregate principal amount of approximately $2.8 million, which originally carried a maturity date of April 9, 2026. Subsequent to the fiscal year ended January 31, 2026, the Company and GIG entered into discussions to formally extend the maturity of the note. While a specific revised maturity date has not yet been finalized, both parties expect the joint venture to continue for the foreseeable future and the joint venture has continued to operate without any restrictions or disruption. Because the Company does not currently have a contractual, unconditional right to defer settlement for at least twelve months following the balance sheet date, the obligation is classified as a current liability within “Short-term borrowings and current maturities of long-term debt” at January 31, 2026, compared to its classification within “Long-term debt, less current maturities” at January 31, 2025. The Company is currently evaluating a formal amendment to the note agreement and will reclassify the debt to long-term in future periods should a formal extension beyond one year be executed.

Index to Consolidated Financial Statements

Note 6 - Leases

The Company enters into lease agreements for real estate, including office space, production buildings, and land, as well as non-real estate assets such as heavy machinery, office equipment, and vehicles. Our leases are classified as either operating or finance leases at the commencement date. Operating leases consist of each of the above asset types, which have lease terms of 2 years to 30 years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term on the Consolidated Balance Sheets. Finance leases consist primarily of heavy machinery with lease terms of 4 to 5 years. Finance leases are included in property, plant, and equipment, net, current maturities of long-term debt, and long-term debt, less current maturities on the Consolidated Balance Sheets. Our lease agreements may include options to extend or terminate the lease, as well as options to purchase the underlying asset. These options are factored into the lease term and the measurement of right-of-use ("ROU") assets and lease liabilities when it is reasonably certain that the Company will exercise them. These decisions are based on an assessment of economic incentives, such as the strategic importance of the underlying asset to our regional operations and the expected fair market value of the assets at the end of the lease term.

As most of our leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate ("IBR") to determine the present value of lease payments at lease commencement. The IBR is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. In determining the ROU asset and corresponding lease liability, we evaluate whether a contract contains a lease by assessing if we have the right to control the use of an identified asset for a period of time in exchange for consideration. For arrangements involving multiple components, we have elected the practical expedient to combine lease and non-lease components (such as common area maintenance and utility charges) into a single lease component for all underlying asset classes.

Certain of our real estate lease agreements include variable lease payments based on inflation rates, which are contractually capped. These payments are not included in the measurement of the lease liability and are recognized in the period in which the obligation is incurred. Our lease agreements do not typically include material residual value guarantees or restrictive covenants; where present, they are not expected to result in material payments. Furthermore, the Company has elected the short-term lease exception for all asset classes, whereby we do not recognize ROU assets or lease liabilities for leases with an initial term of 12 months or less that do not include a purchase option we are reasonably certain to exercise.

Index to Consolidated Financial Statements

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	January 31, 2026	January 31, 2025
Finance lease assets
Property and Equipment - gross	$1,676	$899
Accumulated depreciation and amortization	(847)	(626)
Property and Equipment - net	$829	$273

Finance lease liabilities
Finance lease liability short-term	$174	$75
Finance lease liability long-term	541	-
Total finance lease liabilities	$715	$75

Operating lease assets
Operating lease ROU assets	$13,054	$8,199

Operating lease liabilities
Operating lease liability short-term	$2,196	$1,071
Operating lease liability long-term	12,125	7,713
Total operating lease liabilities	$14,321	$8,784

Total lease costs consist of the following:

Lease costs	Consolidated Statements of Operations Classification	Year Ended January 31, 2026	Year Ended January 31, 2025

Finance Lease Costs
Amortization of ROU assets	Cost of sales	$164	$131
Interest on lease liabilities	Interest expense, net	8	6
Operating lease costs	Cost of sales, SG&A expenses	2,819	1,873
Short-term lease costs (1)	Cost of sales, SG&A expenses	1,933	667
Total Lease costs		$4,924	$2,677

(1) Includes variable lease costs, which are not material

Supplemental cash flow information related to leases is as follows:

	Year Ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$85	$31
Operating cash flows from finance leases	8	6
Operating cash flows from operating leases	1,927	2,031

ROU Assets obtained in exchange for new lease obligations
Finance leases liabilities	$704	$-
Operating leases liabilities	7,440	2,767

Index to Consolidated Financial Statements

Weighted-average lease terms and discount rates are as follows:

	January 31, 2026	January 31, 2025

Weighted-average remaining lease terms (in years)
Finance leases	4.5	2.3
Operating leases	13.3	11.5

Weighted-average discount rates
Finance leases	2.9%	6.4%
Operating leases	8.8%	10.0%

Maturities of lease liabilities as of January 31, 2026, are as follows:

Year	Operating Leases	Finance Leases
For the year ended January 31, 2027	$2,959	$192
For the year ended January 31, 2028	3,130	163
For the year ended January 31, 2029	2,414	154
For the year ended January 31, 2030	1,318	154
For the year ended January 31, 2031	1,127	98
Thereafter	15,720	-
Total lease payments	26,668	761
Less: amount representing interest	(12,347)	(46)
Total lease liabilities at January 31, 2026	$14,321	$715

Rent expense on operating leases, which is recorded on a straight-line basis, was $4.8 million and $2.5 million for the years ended  January 31, 2026 and 2025, respectively.

Index to Consolidated Financial Statements

Note 7 - Income taxes

Income from continuing operations before income taxes	2025	2024
Domestic (1)	$(7,429)	$(4,682)
Foreign	34,922	23,150
Total	$27,493	$18,468

(1) The domestic loss from continuing operations before income taxes includes corporate overhead costs.

Components of income tax expense (benefit)	2025	2024
Current
Federal	$(4)	$(4)
Foreign	5,615	3,614
State and other	111	150
Total current income tax expense	5,722	3,760
Deferred
Federal	1,210	1,048
Foreign	(88)	569
Total deferred income tax expense	1,122	1,617
Total income tax expense	$6,844	$5,377

Repatriation of foreign earnings

As a result of the one-time transition tax from the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company estimates that distributions from foreign subsidiaries will no longer be subject to incremental U.S. federal income tax as they will either be remittances of previously taxed earnings and profits or eligible for a full dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings. However, upon repatriation, various state taxes and foreign withholding taxes may be levied on such amounts. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. Earnings from these subsidiaries are subject to tax in their local jurisdiction, and withholding taxes in these jurisdictions are considered. The Company's liability was $1.3 million and $0.8 million as of January 31, 2026 and 2025, respectively, related to these taxes.

Recent U.S. tax legislation

On July 4, 2025, new tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were otherwise scheduled to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, several of which are not effective until fiscal 2026. The Company evaluated the provisions of the OBBBA effective during fiscal 2025 and determined that there were no material impacts on its consolidated financial statements. The Company is currently evaluating the potential impact of provisions effective after fiscal 2025.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of its Middle Eastern and Indian subsidiaries. The Middle Eastern and Indian subsidiaries have unremitted earnings of $82.8 million and $14.2 million, respectively, as of January 31, 2026. Unremitted earnings of $51.1 million in the United Arab Emirates would not be subject to withholding tax in the event of a distribution, and $31.7 million of unremitted earnings in Saudi Arabia would be subject to withholding tax of $1.6 million. The Company has not recorded a deferred tax liability related to any financial reporting basis over tax basis related to the investment in these foreign subsidiaries as it is not practical to estimate.

Index to Consolidated Financial Statements

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective income tax rate for the years ended January 31, 2026 and 2025 in accordance with ASU 2023-09 guidance, is detailed in the following table:

	2025		2024
		$%		$%
U.S. federal statutory rate	$5,774	21.0%	$3,882	21.0%
State and local income tax, net of federal income tax effect	7	0.0%	25	0.1%
Foreign tax effects
Saudi Arabia
Effect of differences in foreign tax rate	(845)	(3.1%)	(873)	(4.7%)
Depreciation true-up	(404)	(1.5%)	-	0.0%
Other, net expense	(78)	(0.3%)	(250)	(1.4%)
Canada
Dividend tax	433	1.6%	151	0.8%
Other, net expense	172	0.6%	112	0.6%
UAE
Effect of differences in foreign tax rate	(1,209)	(4.4%)	(176)	(1.0%)
Other, net expense	(67)	(0.2%)	159	0.9%
All other jurisdictions, net expense	191	0.7%	217	1.2%
Effect of cross-border tax laws
Global Intangible Low Tax Income Inclusion	3,287	12.0%	2,201	11.9%
Tax credits
Research tax credit	443	1.6%	380	2.1%
Foreign tax credit	696	2.5%	-	0.0%
Other, net	(4)	0.0%	(4)	0.0%
Changes in valuation allowances	(1,168)	(4.2%)	(468)	(2.5%)
Nontaxable or nondeductible items	143	0.5%	114	0.6%
Changes in unrecognized tax benefits	(354)	(1.3%)	(15)	(0.1%)
Other, net	(173)	(0.6%)	(78)	(0.4%)
Total Income Tax Expense/(Benefit)	$6,844	24.9%	$5,377	29.1%

The Company's worldwide effective tax rates ("ETR") were 24.9% and 29.1% in the year ended January 31, 2026 and 2025 respectively. The change in the ETR was largely due to changes in the mix of income and loss in various tax jurisdictions and the domestic GILTI inclusion. State income taxes, net of federal income tax effect, primarily relate to Tennessee and Texas in the year ended January 31, 2026, and primarily relate to Tennessee in the year ended January 31, 2025.

Components of deferred income tax assets	2025	2024
U.S. Federal NOL carryforward	$3,692	$4,870
Deferred compensation	301	222
Research tax credit	930	1,240
Foreign NOL carryforward	235	255
Foreign tax credit	1,915	2,580
Other accruals not yet deducted	354	202
State NOL carryforward	1,566	1,544
Accrued commissions and incentives	1,004	1,020
Inventory reserve	140	118
Lease liability	1,077	1,034
Deferred tax assets, gross	11,214	13,085
Valuation allowance	(4,115)	(5,277)
Total deferred tax assets, net of valuation allowances	$7,099	$7,808

Components of the deferred income tax liability
Depreciation	$(104)	$(530)
Foreign subsidiaries unremitted earnings	(1,313)	(813)
Prepaid	(90)	(77)
Right of use asset	(1,036)	(999)
Other	(418)	(70)
Total deferred tax liabilities	$(2,961)	$(2,489)

Deferred tax assets, net	$4,138	$5,319

Balance sheet classification
Long-term assets	$5,954	$6,639
Long-term liability	(1,816)	(1,320)
Total deferred tax assets, net of valuation allowances	$4,138	$5,319

Index to Consolidated Financial Statements

As of January 31, 2026 and 2025, the Company had deferred tax assets of $3.7 million and $4.9 million, respectively, related to gross U.S. Federal net operating loss ("NOL") carryforwards of $16.6 million and $23.8 million, respectively. Of this amount, $9.3 million will begin to expire between tax years 2036 and 2037, with the remainder not subject to expiration. As of January 31, 2026 and 2025, the Company had  deferred tax assets of $1.6 million and $1.5 million, respectively, related to gross state NOLs of $22.2 million and $21.9 million, respectively, that expire between 2026 and 2045. The Company continues to maintain a valuation allowance against its state NOLs. As of January 31, 2026 and 2025, the Company had deferred tax assets of $0.2 million and $0.3 million, respectively, related to gross foreign NOLs of $1.2 million and $1.3 million, respectively, for its subsidiary in Saudi Arabia, which can be carried forward indefinitely and does not have a valuation allowance recorded against it. The ultimate realization of the tax benefit is dependent upon the future generation of operating income in the respective tax jurisdictions.

The Company periodically reviews the adequacy of its valuation allowance in all of the tax jurisdictions in which it operates, evaluates future sources of taxable income and tax planning strategies and may make further adjustments based on management's outlook for continued profits in each jurisdiction.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. The Company continues to maintain a valuation allowance against certain domestic deferred tax assets including its foreign tax credit carryovers, R&D credit carryovers, and state deferred tax assets. Management has released $0.2 million of valuation allowance related to R&D credit carryovers in the period ending January 31, 2026 based upon expectations of future taxable income. The amount of the domestic deferred tax assets considered realizable, however, could be increased if there are changes to the objective positive and negative evidence considered.

The Company has a deferred tax asset of $1.9 million for U.S. foreign tax credits after considering the impact of the repatriated foreign earnings and the one-time transition tax. The foreign tax credit deferred tax asset is fully offset with a valuation allowance. The excess foreign tax credits are subject to a ten-year carryforward and will expire on January 31, 2027.

The following table summarizes uncertain tax position ("UTP") activity, excluding the related accrual for interest and penalties:

	2025	2024
Balance at beginning of year	$1,409	$1,433
Decreases in positions taken in a prior period	(7)	(3)
Increases in positions taken in a current period	209	224
Decreases due to lapse of statute of limitations	(445)	(131)
Decreases due to settlements	(132)	(114)
Balance at end of year	$1,034	$1,409

Included in the total UTP liability were estimated accrued interest and penalties of $0.5 million and $0.4 million as of  January 31, 2026 and 2025, respectively. These non-current income tax liabilities are recorded in other long-term liabilities in the Consolidated Balance Sheet and recognized as an expense during the period. The Company's policy is to include interest and penalties in income tax expense. On January 31, 2026, the Company did not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months. Included in the balance on January 31, 2026 were amounts offset by deferred taxes (i.e. temporary differences) or amounts that could be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Upon reversal, $1.3 million of the amount accrued on  January 31, 2026 would impact the future ETR.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Tax years related to January 31, 2023, 2024, and 2025 are open for federal and state tax purposes. In addition, federal and state tax years January 31, 2007 through January 31, 2010 are subject to adjustment on audit, up to the amount of research tax credit generated in those years. Any NOL carryover can still be adjusted by the Internal Revenue Service in future years’ audits.

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

The components of income taxes paid, net of refunds received, consisted of the following (in thousands):

Income taxes paid, net (in thousands)	2025	2024
US federal	$(4)	$(3)
US state and local	8	28
Foreign
Saudi Arabia	2,327	1,831
India	531	1,030
Canada	497	742
UAE	558	-
Other	138	86
	4,051	3,689
Total	$4,055	$3,714

Index to Consolidated Financial Statements

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

Company contributions to the 401(k) plan were $0.4 million for each of the years ended January 31, 2026 and 2025.

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

The Company has assessed and determined that the multi-employer plans to which it contributes are not significant to the Company's consolidated financial statements. The Company does not expect to incur a withdrawal liability or expect to significantly increase its contribution over the remainder of the contract period. The Company made the following contributions to the bargaining unit supported multi-employer pension plans (in thousands):

					(In thousands)	(In thousands)
				FIP/RP Status	2025	2024	Surcharge
Plan Name	EIN	Plan #	Funded Zone Status	Pending/ Implemented	Contribution	Contribution	Imposed	Collective Bargaining Expiration Date
Plumbers & Pipefitters Local 572 Pension Fund	62-6102837	001	Green	No	$254	$189	No	4/30/2027

Index to Consolidated Financial Statements

Note 9 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At January 31, 2026, the Company had reserved a total of 20,465 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

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

Grants were made in connection with the 2024 Plan and the prior incentive plans to employees, officers, and independent directors, as further described below:

Stock compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers or independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	2025	2024
Restricted stock-based compensation expense	$2,537	$860
Total stock-based compensation expense	$2,537	$860

Index to Consolidated Financial Statements

Stock options

The Company did not grant any stock options during the years ended January 31, 2026 or 2025. The following table summarizes the Company's stock option activity:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Weighted average grant date fair value
Outstanding on January 31, 2024	22	$11.15	0.7	$6

Exercised	(4)	6.89
Expired or forfeited	(17)	12.41
Outstanding on January 31, 2025	1	6.85	0.8	4

Options exercisable on January 31, 2025	1	$6.85	0.8	4

Exercised	-	0.00
Expired or forfeited	(1)	6.38
Outstanding on January 31, 2026	-	7.33	0.3	2

Options exercisable on January 31, 2026	-	$7.33	0.3	$2

No stock options vested during the year ended January 31, 2026. During the period, options representing 300 shares were forfeited or expired. As of January 31, 2026, 300 fully vested stock options remained outstanding and exercisable, and there was no unrecognized compensation expense related to stock options.

Deferred stock

As part of their compensation in previous years, the Company granted deferred stock units to each non-employee director, equal to the result of dividing the award amount by the fair market value of the common stock on the date of grant. The stock vests on the date of grant; however, it is distributed to the directors only upon their separation from service. During the year ended  January 31, 2026, all 62,926 deferred stock units outstanding as of January 31, 2025 were distributed.

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

	Restricted shares	Weighted average price per share	Weighted average grant date fair value
Outstanding on January 31, 2024	$222	$9.33	$2,078
Granted	111	8.93
Issued / vested	(73)
Forfeited	(29)	9.59
Outstanding on January 31, 2025	$230	$9.05	$2,080
Granted	91	21.72
Issued / vested	(139)
Forfeited	(22)	9.74
Outstanding on January 31, 2026	$160	$19.22	$3,069

The fair value of vested restricted stock vested during the year ended January 31, 2026 and 2025 was $2.3 million and $0.9, respectively. Additionally, there was $1.3 million and $1.0 million of unrecognized compensation cost related to unvested restricted stock granted under the plans as of  January 31, 2026 and  January 31, 2025, respectively. These costs are expected to be recognized over the weighted-average period of 2.1 years and 1.7 years, respectively. Further, the Company had approximately 0.2 million shares of non-vested restricted stock granted under the plan as of  January 31, 2026. The remaining amount of non-vested restricted stock is expected to vest over the weighted-average period of 2.1 years.

Index to Consolidated Financial Statements

Note 10 - Interest expense

	2025	2024
Interest expense	$2,120	$2,224
Interest income	(298)	(284)
Interest expense, net	$1,822	$1,940

Index to Consolidated Financial Statements

Note 11 - Joint venture and non-controlling interest

On June 1, 2023, the Company closed on its formation of the joint venture (the "JV Agreement" or "JV") with Gulf Insulation Group ("GIG") a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% financial controlling interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma Pipe Gulf Arabia Industry and is a closed joint stock company established under laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and the remaining 40% owned by GIG. This collaborative business arrangement expands the Company's market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of the pre-insulated piping systems and pipe coating services. The other party to this business arrangement acquired a 40% non-controlling interest in the JV by contributing assets (i.e. acquired by the JV) of approximately $6.8 million in fair value, mainly consisting of an idle building and equipment. The fair value of the net assets contributed was determined through the use of a third-party appraiser using the indirect cost method.

The Company is the ultimate parent of the JV through its 60% financial control and as part of the JV Agreement has majority control of the operational activities of the JV and no joint control exists. The JV Agreement has no veto or kickout rights and board voting is proportional to the ownership interest. Certain activities do include a two-third majority affirmative vote of shareholders of the JV and include acquiring another company, establishing new subsidiaries, entering another partnership or joint venture, and any merger or material change to the business of the JV. These are considered protective rights.

Pursuant to the applicable guidance in ASC 805, Business Combinations and Noncontrolling Interests, the Company determined that the transaction did not meet the necessary conditions to be considered a business as the set of assets acquired did not contain an organized workforce and therefore was recorded as an asset acquisition. The assets transferred by the Company to the JV were recorded at historical cost, and no gain was recognized as a result of this exchange since the Company has a controlling interest in the JV. The Company’s measurement of the acquired assets is comprised of the fair value of the contributed net assets given up by the Company and the fair value of the non-controlling interest, excluding the contributed assets. The non-controlling interest attributable to the other party was recorded as of the investment date and was measured as part of the carrying amount of the ownership interest in the net assets given up by the Company plus the fair value of the non-controlling interest, excluding the contributed assets. No gain or loss was recognized as a result of this exchange. In connection with the joint venture, the Company also assumed a promissory note issued as part of the formation of the JV in the principal amount of $2.8 million payable to GIG. The principal amount is presented on the Consolidated Balance Sheets as a component of "Short-term borrowings and current maturities of long-term debt" at January 31, 2026, and as a component of "Long-term debt, less current maturities" at January 31, 2025. The Company also has a promissory note due from the JV that was issued as part of the formation of the JV in the amount of approximately $4.2 million, which is eliminated in consolidation.

The Company has a 60% controlling financial interest in the joint venture which is not considered a wholly owned subsidiary. Accordingly, there remains a minority portion of the equity interest that is owned by a third party, GIG. Pursuant to the applicable guidance contained in ASC 810, Consolidations, the balance sheets and operating activities of this investment are included in the Company's consolidated financial statements. As of  January 31, 2026, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $44.2 million and $18.6 million, respectively.

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

As a result of the non-controlling interest being subject to redemption rights that are not entirely within the Company's control, it was concluded that the necessary conditions were met to be accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity. Pursuant to this accounting standard, the Company determined that the only criteria for the security to become redeemable is the passage of time and, therefore, is considered probable of redemption. The Company made a policy election to measure changes in the non-controlling interest immediately as they occur and adjust the carrying amount of non-controlling interest equal to its redemption amount as the non-controlling interest has no stated fixed price or fixed date. As such, at each subsequent balance sheet date following the formation of this business arrangement, the Company must determine whether further adjustment is required to increase the carrying value of the redeemable non-controlling interest. If the Company determines that the fair value of the redeemable non-controlling interest exceeds its carrying value, an adjustment is made to reflect this change. However, if the value is determined to be less than its carrying value, such adjustment is limited to its original carrying value at the formation of the business arrangement. Additionally, adjustments made to reflect the change in the value of the redeemable non-controlling interest are offset against permanent equity within the Consolidated Balance Sheets. Further, net income attributable to the NCI is deducted from net income to arrive at net income attributable to common stock on the Consolidated Statements of Operations.

The following table summarizes the activity for the redeemable non-controlling interest:

Redeemable non-controlling interest balance at January 31, 2024	$6,266
Net income attributable to redeemable non-controlling interest	4,108
Fair value adjustment (accretion to redemption value)	593
Distributions to redeemable non-controlling interest holders	-
Redeemable non-controlling interest balance at January 31, 2025	$10,967
Net income attributable to redeemable non-controlling interest	3,614
Fair value adjustment (accretion to redemption value)	1,082
Distributions to redeemable non-controlling interest holders	-
Redeemable non-controlling interest balance at January 31, 2026	$15,663

Index to Consolidated Financial Statements

Note 12 - Segment reporting

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

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Year ended January 31,
	2026	2025

Net sales	$210,925	$158,384

Cost of sales
Labor	28,980	23,109
Materials	83,987	59,036
Depreciation and amortization	2,814	3,104
Other costs of sales	25,656	19,887
Total Cost of sales	141,437	105,136

Operating expenses
Salaries and wages	20,639	16,295
Depreciation and amortization	2,096	525
Other general and administrative expense	12,558	11,180
General and administrative expenses	35,293	28,000
Selling expense	4,746	4,947
Total operating expenses	40,039	32,947

Income from operations	29,449	20,301

Interest expense, net	1,822	1,940
Other income (expense)	(134)	107
Income before income tax	27,493	18,468
Income tax expense	6,844	5,377
Net income	20,649	13,091
Less: Net income attributable to non-controlling interest	3,614	4,108
Net income attributable to common stock	$17,035	$8,983

Index to Consolidated Financial Statements

Note 13 - Subsequent events

Credit Agreement

Subsequent to January 31, 2026 and prior to the issuance of these financial statements, the Company entered into a credit agreement (the “ Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Credit Agreement provides for a revolving credit facility that is expected to be used to refinance and replace the Company’s existing credit facility with PNC Bank, National Association.

The Credit Agreement is intended to serve as a temporary bridge financing arrangement. The Company expects that, in the coming months, it will enter into a new global credit facility with a syndicate of lenders, with JPMorgan acting as administrative agent and lead arranger. Upon execution of the global credit facility, any outstanding borrowings under the Credit Agreement are expected to be rolled into the global credit facility, and the Credit Agreement will be terminated; however, there can be no assurance as to the timing or terms of such transaction.

The Credit Agreement provides for a revolving credit commitment of up to $18.0 million, subject to customary borrowing base limitations, and matures in October 2027. Borrowings bear interest at variable rates based on SOFR or an alternate base rate, plus an applicable margin. The Company is also required to pay a commitment fee on the unused portion of the facility. The credit facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The obligations under the Credit Agreement are secured by specified collateral and guaranteed by certain subsidiaries of the Company, subject to customary exclusions.

As the Credit Agreement was entered into after January 31, 2026, no amounts were outstanding under the facility as of that date.

Lease Agreement

Subsequent to January 31, 2026, in connection with the previously announced expansion of the Company’s operations in the U.S. Northeast, the Company entered into an operating lease agreement for an industrial facility located in Hebron, Ohio. The lease has an initial term of 86 months and is expected to commence in the first quarter of fiscal 2026. Upon commencement, the Company expects to recognize an estimated right-of-use asset and a corresponding lease liability of approximately $3.8 million on the Consolidated Balance Sheet. Total future minimum lease payments under this agreement are approximately $4.9 million.

Geopolitical Developments

Subsequent to January 31, 2026, geopolitical tensions involving Iran have escalated, contributing to increased regional security risks and operational uncertainty in certain areas where we operate. As of the date of this filing, our facilities remain operational, and we have not incurred material asset impairments or experienced material contract cancellations. However, the situation remains fluid and may adversely affect our operations, project execution, and the carrying value of our assets. We continue to monitor developments and assess potential impacts on our business, financial condition, and results of operations.

Index to Consolidated Financial Statements

Schedule II

Perma-Pipe International Holdings, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended  January 31, 2026 and 2025

	Balance at beginning of period	Charges to expenses	Write-offs (1)	Other charges (2) (3)	Balance at end of period
Year Ended January 31, 2026
Valuation allowance for deferred tax assets	$5,277	$(962)	$-	$(200)	$4,115
Allowance for possible losses in collection of trade receivables	703	880	(7)	(5)	1,571

Year Ended January 31, 2025
Valuation allowance for deferred tax assets	$5,689	$(412)	$-	$-	$5,277
Allowance for possible losses in collection of trade receivables	699	36	(25)	(7)	703

(1) Uncollectible accounts written off.

(2) Impact on allowance for possible losses due to foreign currency translation.

(3) The release of valuation allowances related to deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of January 31, 2026. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2026, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making such evaluation, management used the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2026, due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are as follows:

●

We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement in financial reporting. This contributed to the following material weaknesses;

●

We did not design and maintain effective controls over segregation of duties related to manual journal entries, account reconciliations and the purchases and payables process. We did not design and maintain effective controls over review of the financial close process, including the statement of cash flows and to verify the financial statement disclosures agree to the Company’s accounting records; and

●

We did not design and maintain effective controls at operating locations in the Middle East and North Africa (“MENA”), including not maintaining sufficient documentation to support an evaluation that controls over all business processes were designed and operating effectively.

These material weaknesses resulted in adjustments to property, plant, and equipment, net of accumulated depreciation, trade accounts payable, trade accounts receivable, and the statement of cash flows. These adjustments resulted in a revision of the unaudited consolidated financial statements as of and for the period ended April 30, 2024, a restatement as of and for the period ended July 31, 2024 and material adjustments as of and for the period ended October 31, 2024. These material weaknesses also resulted in immaterial corrected and uncorrected misstatements in the statement of cash flows and to stock based compensation expense, unbilled receivables, prepaid expenses and other current assets, operating lease liability short-term, other long-term assets, cost of sales, property, plant and equipment, net of accumulated depreciation, income taxes payable, deferred tax assets, income tax expense costs in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts as of and for the year ended January 31, 2026, and in the interim periods ended April 30, 2025, July 31, 2025, and October 31, 2025.

Additionally, each of these material weaknesses could result in a material misstatement of substantially all accounts and disclosures that would result in a material misstatement in the Company’s consolidated annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

While management, under the leadership of our CEO, has improved our internal control over financial reporting throughout the fiscal year ended January 31, 2026, additional time and effort is required to fully complete the remediation activities. We continue to believe these actions will be effective in the remediation of the material weaknesses, but these activities currently remain ongoing.

●

During the fiscal year ended January 31, 2026, we initiated an entity wide risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks. We will continue to complete our risk assessment and enhance the design of existing controls, as well as implement new controls in future period;

We continue to design and implement controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; Our remediation plans related to entity level controls, financial reporting controls, and business process controls include:

●

Enhancing our segregation of duties framework within the journal entry and account reconciliation processes and the purchases and payables cycle to ensure appropriate segregation of duties within these areas;

●

We are updating the design of controls for the preparation and review of the financial close process, including the statement of cash flows and to verify the financial statement disclosures agree to the Company’s accounting records.

In addition to the items noted above, our remediation plans related to our MENA locations include the following:

●	We continued to enhance the design and operation of controls over business processes that are relevant to our MENA locations;
●	We continued to formalize our financial reporting processes and procedures.

The Company anticipates the actions described above will strengthen the Company’s internal control over financial reporting and will address the related material weaknesses described above. However, the material weaknesses cannot be considered fully remediated until the necessary controls have been appropriately designed and implemented. The remediation process and procedures will also need to be in operation for a period of time and management conclude through testing, that these controls are operating effectively. As we continue to evaluate and improve our internal control over financial reporting, we may design or modify additional controls or certain of the remediation procedures described above.

Changes in Internal Control over Financial Reporting

There were changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include enhancements to the segregation of duties within the journal entry and financial close processes as well as improvements related to the design and documentation of controls at our MENA operating locations.

Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP ("PwC"), an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. PwC’s report on our internal control over financial reporting as of January 31, 2026 can be found under Item 8, Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2026 annual meeting of stockholders.

Information with respect to executive officers of the Company is included in Part I, Item 1, hereof under the caption "Information about our Executive Officers".

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2026 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding the number of shares of common stock that may be issued upon exercise of outstanding options, warrants and rights under the Company's equity compensation plans and the weighted-average exercise price and number of shares of common stock remaining available for issuance under those plans as of January 31, 2026.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by stockholders	300	$7.33	331,236

(1) The amounts shown in columns (a) and (b) of the above table do not include 159,635 outstanding shares of restricted stock granted under the Company's previous stock incentive plans, including the 2021 Omnibus Stock Incentive Plan dated May 26, 2021 ("2021 Plan") and the 2024 Omnibus Stock Incentive Plan dated July 2024 ("2024 Plan").

(2) The 2021 Plan expired on May 26, 2024. The 2024 Plan will expire in July 2027.

The other information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2026 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2026 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the Company's definitive proxy statement for its 2026 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements: See the Consolidated Financial Statements under Item 8 of this Report.

(2) Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts.

(3) Exhibits: See Index to Exhibits directly below.

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

Exhibit No.	Description and Location
3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Seventh Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2025]
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 [Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed on April 21, 2020]
10.1	Form of Directors and Officers Indemnification Agreement [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed on May 15, 2006] *
10.2	Revolving Credit and Security Agreement, dated September 20, 2018, by and among the Company, PNC Bank, National Association, and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2018]
10.3	Second Amendment and Waiver to Revolving Credit and Security Agreement, dated September 17, 2021, by and among the Company, PNC Bank, National Association, and other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2021]
10.4
Executive Employment Agreement, dated October 2, 2023, by and between the Company and Matthew E. Lewicki [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2023]*

10.5	Perma-Pipe International Holdings, Inc. 2024 Omnibus Stock Incentive Plan [Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on June 21, 2024]*
10.6	Lease dated March 15, 2021, between the Company and Nash88 [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on April 22, 2021]
10.7	Form of Restricted Stock and Performance Award Agreement under the 2024 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.20 on Form 10-K for the fiscal year ended January 31, 2025 filed on May 1, 2025]*
10.8	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Omnibus Stock Incentive Plan [Incorporated by reference to Exhibit 10.21 on Form 10-K for the fiscal year ended January 31, 2025 filed on May 1, 2025]*
10.9	Executive Employment Agreement, dated September 9, 2025, by and between the Company and Saleh Sagr [Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on September 15, 2025]*
14.1	Code of Conduct [Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed on June 1, 2004]
19.1	Insider Trading Policy [Incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed on May 1, 2025]
21.1

Subsidiaries of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed on May 1, 2025]

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
24.1	Power of Attorney executed by directors and officers of the Company
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Perma-Pipe International Holdings, Inc.

Date: April 16, 2026	/s/ Saleh Sagr
Saleh Sagr
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	SALEH SAGR	President, Chief Executive Officer, and Director (Principal Executive Officer)

	MATTHEW E. LEWICKI*	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	IBRAHIM JAHAM AL KUWARI*	Director

	JON C. BIRO*	Director and Chairman of the Board of Directors

	RICHARD M. SHERRILL*	Director

	NANCY ZAKHOUR*	Director

*By:	/s/ Saleh Sagr	Individually and as Attorney in Fact
Saleh Sagr