Form 10-Q
period 2026-04-30
Perma-Pipe International Holdings, Inc.
filed 2026-06-09
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

On June 8, 2026, there were 8,125,713 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended April 30, 2026

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2026	2025
Net sales	$50,265	$46,747
Cost of sales	35,629	30,023
Gross profit	14,636	16,724

Operating expenses
General and administrative expenses	8,835	7,749
Selling expenses	1,164	1,086
Total operating expenses	9,999	8,835

Income from operations	4,637	7,889

Interest expense, net	605	406
Other expense, net	110	47
Income before income taxes	3,922	7,436

Income tax expense	1,332	1,582

Net income	2,590	5,854
Less: Net income attributable to non-controlling interest	789	902
Net income attributable to common stock	$1,801	$4,952

Weighted average common shares outstanding
Basic	8,123	7,983
Diluted	8,242	8,079

Earnings per share attributable to common stock
Basic	$0.22	$0.62
Diluted	$0.22	$0.61

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

 (Unaudited)

	Three Months Ended April 30,
	2026	2025
Net income	$2,590	$5,854

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(336)	922
Comprehensive income	$2,254	$6,776
Less: Comprehensive income attributable to non-controlling interests	789	902
Total comprehensive income attributable to common stock	$1,465	$5,874

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30, 2026	January 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$28,300	$18,720
Restricted cash	3,541	3,575
Trade accounts receivable, less allowance for credit losses of $1,564 at April 30, 2026 and $1,571 at January 31, 2026	51,243	66,023
Inventories	18,427	18,115
Prepaid expenses	8,551	5,942
Unbilled accounts receivable	31,408	28,814
Costs and estimated earnings in excess of billings on uncompleted contracts	4,117	4,652
Other current assets	787	893
Total current assets	146,374	146,734
Long-term assets
Property, plant and equipment, net of accumulated depreciation	45,117	44,116
Operating lease right-of-use asset	16,308	13,054
Deferred tax assets	5,964	5,954
Goodwill	2,185	2,188
Other long-term assets	5,655	5,440
Total long-term assets	75,229	70,752
Total assets	$221,603	$217,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$24,797	$24,541
Accrued compensation and payroll taxes	1,165	1,449
Commissions and management incentives payable	4,249	6,580
Short-term borrowings and current maturities of long-term debt	10,394	19,843
Customers' deposits	10,545	11,853
Operating lease liability short-term	2,620	2,196
Other accrued liabilities	6,019	7,235
Billings in excess of costs and estimated earnings on uncompleted contracts	878	2,153
Income taxes payable	2,705	3,939
Total current liabilities	63,372	79,789
Long-term liabilities
Long-term debt, less current maturities	19,177	4,169
Long-term finance obligations	8,452	8,527
Deferred compensation liabilities	1,935	1,781
Deferred tax liabilities	1,837	1,816
Operating lease liability long-term	15,136	12,125
Other long-term liabilities	2,958	2,978
Total long-term liabilities	49,496	31,396
Commitments and contingencies (See Part II, Item 1)
Non-controlling interest	16,494	15,663
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,123 issued and outstanding at April 30, 2026 and 8,122 at January 31, 2026	81	81
Additional paid-in capital	61,235	61,097
Retained earnings	38,940	37,139
Accumulated other comprehensive loss	(8,015)	(7,679)
Total stockholders' equity	92,241	90,638
Total liabilities and stockholders' equity	$221,603	$217,486

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2026	$81	$61,097	$37,139	$(7,679)	$90,638

Net income attributable to common stock	-	-	1,801	-	1,801
Stock-based compensation expense	-	180	-	-	180
Amount attributable to non-controlling interest	-	(42)	-	-	(42)
Foreign currency translation adjustment	-	-	-	(336)	(336)
Total stockholders' equity at April 30, 2026	$81	$61,235	$38,940	$(8,015)	$92,241

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2025	$80	$60,151	$20,104	$(8,197)	$72,138

Net income attributable to common stock	-	-	4,952	-	4,952
Stock-based compensation expense	-	224	-	-	224
Amount attributable to non-controlling interest	-	(369)	-	-	(369)
Foreign currency translation adjustment	-	-	-	922	922
Total stockholders' equity at April 30, 2025	$80	$60,006	$25,056	$(7,275)	$77,867

Shares	2026	2025
Opening balances at beginning of year (February 1)	8,121,549	7,982,568
Shares issued, net of shares used for tax withholding	1,722	-
Closing balances at period end (April 30)	8,123,271	7,982,568

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2026	2025
Operating activities
Net income	$2,590	$5,854
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,582	937
Deferred tax expense	10	40
Stock-based compensation expense	180	224
Non-cash interest expense	26	-
Provision on uncollectible accounts	(3)	210
Changes in operating assets and liabilities
Accounts receivable	14,667	(3,617)
Inventories	(357)	1,870
Costs and estimated earnings in excess of billings on uncompleted contracts	534	(538)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,275)	(258)
Accounts payable	89	(3,983)
Accrued compensation and payroll taxes	(2,603)	653
Customers' deposits	(1,308)	4,407
Income taxes payable	(1,239)	17
Prepaid expenses	(2,609)	(2,356)
Unbilled accounts receivable	(2,659)	(4,341)
Other assets and liabilities	(1,515)	1,614
Net cash provided by operating activities	6,110	733
Investing activities
Capital expenditures	(1,254)	(927)
Net cash used in investing activities	(1,254)	(927)
Financing activities
Proceeds from revolving credit lines	34,339	21,261
Payments of debt on revolving credit lines	(29,698)	(17,950)
Debt issuance costs	(65)	-
Change in drafts payable	(36)	2
Proceeds from other financing activities	447	-
Payments of other financing activities	(205)	(117)
Net cash provided by financing activities	4,782	3,196
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(92)	135
Net increase in cash, cash equivalents and restricted cash	9,546	3,137
Cash, cash equivalents and restricted cash - beginning of period	22,295	17,117
Cash, cash equivalents and restricted cash - end of period	$31,841	$20,254
Supplemental cash flow information
Cash interest paid	$578	$397
Cash income taxes paid	2,469	1,455
Fixed assets acquired under finance leases - non-cash	606	-
Fixed assets acquired - non-cash	556	158

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data, or unless otherwise specified)

(Unaudited)

Note 1 - Basis of presentation

The interim Condensed Consolidated Financial Statements of Perma-Pipe International Holdings, Inc., and subsidiaries (collectively, "PPIH", the "Company", "we", "our", or the "Registrant") are unaudited, but include all adjustments that the Company's management considers necessary to fairly state the financial position and results of operations for the periods presented. These adjustments consist of normal recurring adjustments. Certain information and footnote disclosures have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The Condensed Consolidated Balance Sheet as of  January 31, 2026 is derived from the audited consolidated balance sheet as of that date. The results of operations for any interim period are not necessarily indicative of future or annual results. Interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2026 and 2025 are for the fiscal year ending January 31, 2027 and for the fiscal year ended  January 31, 2026, respectively. Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported totals.

Amounts reported in thousands within this Quarterly Report on Form 10-Q are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in thousands due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

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

Significant expenses represent amounts that are regularly provided to the CODM and included in consolidated net income attributable to common stock. Additionally, the CODM regularly reviews asset information by our reporting segment in a manner that is consistent with the presentation on the Company's accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Three Months Ended April 30,
	2026	2025
Net sales	$50,265	$46,747

Cost of sales
Labor	8,269	6,289
Materials	19,503	17,416
Depreciation and amortization	924	849
Other costs of sales	6,933	5,469
Total cost of sales	35,629	30,023

Operating expenses
Salaries and wages	4,666	4,217
Depreciation and amortization	118	87
Other general and administrative expense	4,051	3,445
General and administrative expenses	8,835	7,749
Selling expense	1,164	1,086
Total operating expenses	9,999	8,835

Income from operations	4,637	7,889

Interest expense, net	605	406
Other expense, net	110	47
Income before income tax	3,922	7,436
Income tax expense	1,332	1,582
Net income	2,590	5,854
Less: Net income attributable to non-controlling interest	(789)	(902)
Net income attributable to common stock	$1,801	$4,952

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In North America, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt, Qatar and India, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated as amounts due from customers net of an allowance for claims and credit losses. Standard payment terms are generally net 30 to 60 days. The Company maintains an allowance for credit losses for accounts receivable. The assessment of the allowance for credit losses involves certain judgments and estimates. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. The Company may also establish an allowance for credit losses for specific receivables when it is probable that a specific receivable will not be collected and the loss can be reasonably estimated. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for credit losses.

As of  April 30, 2026, no individual customer accounted for more than 10% of the Company's accounts receivable. For the three months ended  April 30, 2026, one customer represented approximately 14% of total net sales. The Company monitors the creditworthiness of this customer on an ongoing basis. As of April 30, 2026, no allowance for credit losses was deemed necessary as the Company expects to collect the full carrying value of the outstanding balance due from this customer. As of April 30, 2025, and for the three months then ended, no single customer accounted for more than 10% of total accounts receivable or net sales.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Specialty Piping Systems and Coating - which include all bundled products in which Perma-Pipe engineers, and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and energy & industrial markets.

2)	Products - which include cables, leak detection products, heat trace products, materials/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

In accordance with ASC 606-10-25-27 through 29, the Company recognizes specialty piping systems and coating revenue over time as the manufacturing process progresses if one of the following conditions exists:

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

A breakdown of the Company's revenues by revenue class for the three months ended April 30, 2026 and 2025 are as follows:

	Three Months Ended April 30,
	2026		2025
	Sales	% of Total	Sales	% of Total
Products	$3,082	6%	$3,640	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	14,382	29%	12,060	26%
Revenue recognized under output method	32,801	65%	31,047	66%
Total	$50,265	100%	$46,747	100%

The input method is used by certain operating entities to measure revenue by the costs incurred to date relative to the total estimated costs to satisfy the performance obligation. Generally, these contracts are considered a single performance obligation satisfied over time. Due to the custom nature of the goods and services, the Company believes this method is the most faithful depiction of the transfer of goods and services to the customer as it measures progress toward satisfaction of the performance obligation. Costs include all material, labor, and direct costs incurred to satisfy the contract. Revenue recognition begins when project costs are initially incurred. Estimates of total contract costs are reviewed and revised periodically as work progresses.

The output method is used by all other operating entities to measure revenue based on the direct measurement of the value of goods or services transferred to date relative to the total goods or services promised under the contract. Due to the requirements of certain customers, these contracts often require formal inspection protocols or specific export documentation for units produced. Therefore, the Company believes the output method provides the most faithful depiction of the transfer of goods or services to the customer. Depending on the terms of the contract, revenue is recognized upon the transfer of control, which may occur when units are produced, inspected, and held by the Company at the customer’s request, or when units are produced, inspected, and shipped.

Contract assets and liabilities

Contract assets represent revenue recognized in excess of amounts billed for which the right to payment is conditional upon something other than the passage of time (such as the completion of additional performance milestones). Contract liabilities represent billings or payments received in excess of revenue recognized to date, reflecting the Company's obligation to transfer remaining goods or services to the customer.

Both customer billings and the satisfaction of performance obligations occur throughout the contract term, thus impacting the period-end balances of these accounts. Receivables are recorded separately when the Company’s right to consideration becomes unconditional, requiring only the passage of time before payment is due.

The following table shows the reconciliation of contract assets and contract liabilities:

	April 30, 2026	January 31, 2026
Costs incurred on uncompleted contracts	$19,438	$17,562
Estimated earnings	12,759	12,721
Earned revenue	32,197	30,283
Less billings to date	28,958	27,784
Costs in excess of billings, net	$3,239	$2,499
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$4,117	$4,652
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(878)	(2,153)
Costs in excess of billings, net	$3,239	$2,499

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  April 30, 2026 will be billed and collected within one year. Substantially all of the $2.2 million contract liability balance at January 31, 2026 is expected to be recognized in revenue during the 2026 fiscal year.

Unbilled accounts receivable

The Company has recorded $31.4 million and $28.8 million of unbilled accounts receivable on the Condensed Consolidated Balance Sheets as of April 30, 2026 and January 31, 2026, respectively, from revenues generated by certain of its subsidiaries. In these instances, the Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer, and the Company has an unconditional right to payment; however, billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  April 30, 2026 will be billed within one year.

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	April 30, 2026	January 31, 2026
Raw materials	$18,517	$18,178
Work in process	570	447
Finished goods	216	300
Subtotal	19,303	18,925
Less allowance	(876)	(810)
Inventories	$18,427	$18,115

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

The Company's effective tax rates ("ETR") for the three months ended April 30, 2026 and 2025 were 34% and 21%, respectively. The change in the ETR is due to changes in the mix of income and loss in various jurisdictions.

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either as remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $1.4 million as of April 30, 2026 related to these taxes.

On July 4, 2025, new tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company has evaluated the provisions of the OBBBA and incorporated the initial impacts into its financial statements; however, the adoption of this legislation did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 7 - Goodwill

All identifiable goodwill as of April 30, 2026 and January 31, 2026, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur that could indicate that it is more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2026	Foreign exchange change effect	April 30, 2026
Goodwill	$2,188	$(3)	$2,185

There were no triggering events identified during the three months ended April 30, 2026.

Note 8 - Stock-based compensation

The Company has prior incentive plans under which previously granted awards remain outstanding, but under which no new awards may be granted, including the Company's 2021 Omnibus Stock Incentive Plan, which expired in May 2024. At  April 30, 2026, the Company had reserved a total of 20,465 shares for grants and issuances under these incentive plans, including issuances pursuant to unvested or unexercised prior awards.

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

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers and independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended April 30,
	2026	2025
Restricted stock-based compensation expense	$180	$224
Total stock-based compensation expense	$180	$224

Restricted stock

The following table summarizes the Company's restricted stock activity for the three months ended  April 30, 2026:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2026	160	$19.22	$3,069
Granted	1	33.06
Vested and issued	(2)
Outstanding at April 30, 2026	159	$19.32	$3,063

As of April 30, 2026, there was $1.2 million of unrecognized compensation expense related to unvested restricted stock granted under the plans. These costs are expected to be recognized over a weighted average period of 2.0 years.

Note 9 - Earnings per share

	Three Months Ended April 30,
	2026	2025
Basic weighted average common shares outstanding	8,123	7,983
Dilutive effect of equity compensation plans	119	96
Weighted average common shares outstanding assuming full dilution	8,242	8,079

Net income attributable to common stock	$1,801	$4,952

Earnings per share attributable to common stock
Basic	$0.22	$0.62
Diluted	$0.22	$0.61

Note 10 - Debt

Debt consisted of the following:

	April 30, 2026	January 31, 2026
Short-term debt
Revolving credit agreement - North America	$666	$10,749
Revolving credit agreement - United Arab Emirates	3,319	2,573
Revolving credit agreement - Egypt	190	190
Revolving credit agreement - Saudi Arabia	2,221	2,909
Current maturities of long-term debt	1,245	669
Loan payable to GIG	2,753	2,753
Total short-term debt	$10,394	$19,843
Long-term debt
Revolving credit agreement - North America	$14,666	$-
Finance obligation - buildings and land	8,452	8,527
Mortgage note	3,674	3,737
Finance lease obligation	945	541
Unamortized debt issuance costs	(108)	(109)
Total long-term debt	$27,629	$12,696

Revolving lines - North America. On April 8, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the other loan parties thereto, and JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement effectively replaced the Company’s previous credit facility (the "PNC Credit Facility") with PNC Bank, National Association ("PNC"). On April 9, 2026, the Company drew $15.3 million under the Credit Agreement to pay off the remaining $15.2 million outstanding balance under the PNC Credit Facility and to fund $0.1 million of cash collateral required for cash management and purchasing card solutions. As of January 31, 2026, the Company had borrowed an aggregate of $10.7 million at a rate of 7.8% and had $2.7 million available under the PNC Credit Facility.

The Credit Agreement provides for a senior secured asset-based revolving credit facility with aggregate revolving commitments of $18.0 million, including a sublimit of up to $1.5 million for letters of credit. The revolving credit facility matures on October 7, 2027, unless earlier terminated in accordance with its terms.

As of April 30, 2026, the outstanding balance under the Credit Agreement was $15.3 million with a weighted-average interest rate of 8.8% and there were no outstanding letters of credit under the sublimit. Borrowings under the Credit Agreement are limited to the lesser of the revolving commitment and a borrowing base calculated as (i) 80% of eligible North American accounts receivable, plus (ii) 25% of eligible North American inventory (valued at the lower of cost or market), in each case subject to customary eligibility criteria and reserves established by the Lender. As of April 30, 2026, the borrowing base calculation limited the maximum availability under the facility to an amount below the aggregate revolving commitment. As a result, $0.7 million has been classified as current debt as of April 30, 2026.

Loans under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate based on the CB Floating Rate (as defined in the Credit Agreement) or (ii) an adjusted term SOFR rate, in each case plus an applicable margin determined by the Company’s leverage ratio. The applicable margin for CB Floating Rate loans ranges from 1.50% to 2.00%, and for SOFR loans ranges from 2.50% to 3.00%. In addition, the Company is required to pay a commitment fee ranging from 0.20% to 0.30% on the unused portion of the revolving commitment.

The obligations under the Credit Agreement are secured by substantially all North American assets of the Company and the guarantor subsidiaries, subject to customary exclusions, and are guaranteed on a joint and several basis by certain existing and future subsidiaries of the Company, subject to customary exceptions.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, limitations on additional indebtedness, liens, investments, acquisitions, asset sales, restricted payments, and transactions with affiliates. The Credit Agreement also includes financial maintenance covenants requiring the Company to maintain both (1) a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and (2) a maximum Leverage Ratio, which are tested upon the occurrence of certain availability thresholds.

The Credit Agreement includes customary events of default, including, among others, nonpayment of principal or interest, breaches of representations or covenants, cross‑defaults to other material indebtedness, insolvency events, judgments in excess of specified thresholds, certain ERISA and pension events, and a change in control. Upon the occurrence of an event of default, the Lender may terminate commitments, accelerate outstanding obligations, require cash collateralization of letters of credit, and exercise remedies against the collateral.

As of April 30, 2026 , the Company was in compliance with all covenants under the Credit Agreement.

Credit facilities - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below.

United Arab Emirates (“U.A.E.”)

The Company maintains a credit facility with a financial institution in the U.A.E. totaling 65.2 million U.A.E. Dirhams (“AED”) (approximately $17.7 million at April 30, 2026). Borrowings under the facility bear interest at the Emirates Inter Bank Offered Rate (“EIBOR”) plus 3.5% per annum, subject to minimum interest rates ranging from 4.5% to 8.0% per annum, depending on the type of financing utilized. The facility is stratified by instrument type and expires at various dates through October 2026. As of April 30, 2026 , the Company was in compliance with all covenants under this facility. As of  April 30, 2026 and  January 31, 2026, the Company had outstanding borrowings of 12.2 million AED (approximately $3.3 million) and 9.4 million AED (approximately $2.6 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  April 30, 2026  and  January 31, 2026 , the Company had issued guarantees totaling 31.9 million AED (approximately $8.7 million) and 30.9 million AED (approximately $8.4 million). After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $5.7 million and $6.8 million under the credit facility as of April 30, 2026  and  January 31, 2026 , respectively.

The Company maintains a letter of credit facility with a financial institution in the U.A.E. totaling 100.0 million AED (approximately $27.2 million at April 30, 2026), portions of which expire in July 2026, and a portion of which expired in April 2026. The portion that expired in April 2026 remains in effect under the same terms. The Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. The facility is non-interest bearing; however, the Company incurs a commission ranging from 0.8% to 1.0% per annum on the face value of issued instruments and is required to maintain cash collateral (margins) ranging from 10% to 15% depending on the type of instrument utilized. As of  April 30, 2026, the Company had outstanding guarantees under this facility of 39.3 million AED (approximately $10.7 million). The remaining available balance under the facility was approximately $16.5 million as of  April 30, 2026.

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit facility with a financial institution in Egypt, which has been subsequently amended. The facility provides project-based financing and expires in December 2026. The facility has a maximum borrowing capacity of 120.0 million Egyptian Pounds (approximately $2.4 million at  April 30, 2026 ). The line is secured by certain assets of the subsidiary, including accounts receivable, and contains various covenants, including a maximum leverage ratio and restrictions on incurring additional indebtedness. Covenants under this facility are measured annually at year-end, and the Company was in compliance with all such covenants at its most recent measurement date.

As of April 30, 2026 , borrowings under the Company’s credit facility in Egypt bore interest at rates ranging from 15.0% to 20.8%. The 15.0% rate relates to specific government-sponsored initiatives, while the 20.8% rate applies to our general facility limits. The Company had $0.2 million outstanding under this arrangement as of both  April 30, 2026  and  January 31, 2026 . These amounts are included in "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets. As of both  April 30, 2026  and  January 31, 2026 , the Company had unused availability of approximately $2.2 million.

Saudi Arabia

In March 2022, the Company’s Saudi Arabian subsidiary entered into a credit arrangement with a financial institution in Saudi Arabia for a revolving line totaling 37.0 million Saudi Riyals (“SAR”) (approximately $9.9 million at April 30, 2026). The credit arrangement provides project-based financing at interest rates competitive in Saudi Arabia and is secured by certain assets of the subsidiary including accounts receivable. While the credit arrangement had a scheduled expiration date of April 27, 2026, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender.

As of  April 30, 2026, the facility bore interest at a rate of approximately 8.5%. As of  April 30, 2026 and  January 31, 2026, the Company had outstanding borrowings of 8.3 million SAR (approximately $2.2 million) and 10.9 million SAR (approximately $2.9 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  April 30, 2026 and  January 31, 2026, the Company had issued guarantees totaling 0.4 million SAR (approximately $0.1 million) and 6.3 million SAR (approximately $1.7 million), respectively. After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $7.6 million and $5.3 million under the credit facility as of April 30, 2026 and  January 31, 2026, respectively.

Foreign credit facilities - overall

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  April 30, 2026 and  January 31, 2026, the amount of foreign subsidiary debt guaranteed by the Company was approximately $8.5 million and $8.4 million, respectively.

The Company was in compliance with respect to the covenants under the foreign credit arrangements as of April 30, 2026. Certain of these arrangements are subject to periodic renewal; while such renewals are being processed, the Company remains in regular communication with the lenders, and the arrangements have historically continued without interruption or penalty. On April 30, 2026, interest rates were based on (i) the EIBOR plus 3.5% per annum for the U.A.E. credit arrangements, which have minimum interest rates ranging from 4.5% to 8.0% per annum; (ii) interest rates ranging from 15.0% to 20.8% for the Egypt credit arrangements; and (iii) an interest rate of 8.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of  April 30, 2026, the Company's interest rates ranged from 7.3% to 20.8%, with a weighted average rate of 7.9%, and the Company had facility limits totaling $57.2 million under these credit arrangements. As of April 30, 2026, $19.5 million of the facility limits were utilized to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2026, the Company had borrowed $5.7 million and had an additional $32.0 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets as of  April 30, 2026 and  January 31, 2026.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender. The Company used the remaining proceeds to repay its borrowings under the PNC Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of April 30, 2026  and  January 31, 2026 , the Company had a net book value relating to this asset of $1.6 million and $1.7 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in "Short-term borrowings and current maturities of long-term debt" and the long-term portion of $8.5 million is recognized in "Long-term finance obligation" on the Condensed Consolidated Balance Sheets as of  April 30, 2026 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Mortgage Note. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of April 30, 2026, the remaining balance on the mortgage in Canada is approximately 5.3 million Canadian Dollars ("CAD") (approximately $3.9 million). The interest rate is variable, and was 6.3% at April 30, 2026. The principal balance is included as a component of "Short-term borrowings and current maturities of long-term debt" and "Long-term debt, less current maturities" on the Condensed Consolidated Balance Sheets and is presented net of issuance costs of $0.1 million as of April 30, 2026 and  January 31, 2026.

Loan Payable to GIG. In June 2023, in connection with the formation of a joint venture with Gulf Insulation Group (“GIG”), the Company assumed a promissory note with an aggregate principal amount of approximately $2.8 million, which matured on April 9, 2026. The note that expired in April 2026 remains in effect under the same terms as of April 30, 2026. Through the date of this filing, the Company and GIG are engaged in constructive discussions to reach an agreement on renewal or settlement of the promissory note. Because a definitive agreement has not been executed as of the balance sheet date, the Company did not possess a contractual, unconditional right to defer settlement of the obligation for at least twelve months following  April 30, 2026. Accordingly, the full obligation is classified within “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets as of April 30, 2026.

Note 11 - Leases

The Company enters into lease agreements for real estate, including office space, production buildings, and land, as well as non-real estate assets such as heavy machinery, office equipment, and vehicles. Our leases are classified as either operating or finance leases at the commencement date. Operating leases consist of each of the above asset types, which have lease terms of 2 years to 30 years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities short-term, and operating lease liabilities long-term on the Condensed Consolidated Balance Sheets. Finance leases consist primarily of heavy machinery with lease terms of 4 to 5 years. Finance leases are included in property, plant, and equipment, net, current maturities of long-term debt, and long-term debt, less current maturities on the Condensed Consolidated Balance Sheets. Our lease agreements may include options to extend or terminate the lease, as well as options to purchase the underlying asset. These options are factored into the lease term and the measurement of right-of-use ("ROU") assets and lease liabilities when it is reasonably certain that the Company will exercise them. These decisions are based on an assessment of economic incentives, such as the strategic importance of the underlying asset to our regional operations and the expected fair market value of the assets at the end of the lease term.

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

Total lease costs consist of the following:

		Three Months Ended April 30,
Lease costs	Consolidated Statements of Operations Classification	2026	2025
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$68	$49
Interest on lease liabilities	Interest expense	9	1
Operating lease costs	Cost of sales, SG&A expenses	878	534
Short-term lease costs (1)	Cost of sales, SG&A expenses	646	391
Total Lease costs		$1,601	$975

(1) Includes variable lease costs, which are not material.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	April 30, 2026	January 31, 2026
Finance lease assets:
Property and Equipment - gross	$2,280	$1,676
Accumulated depreciation and amortization	(914)	(847)
Property and Equipment - net	$1,366	$829

Finance lease liabilities:
Finance lease liability short-term	$292	$174
Finance lease liability long-term	945	541
Total finance lease liabilities	$1,237	$715

Operating lease assets:
Operating lease ROU assets	$16,308	$13,054

Operating lease liabilities:
Operating lease liability short-term	$2,620	$2,196
Operating lease liability long-term	15,136	12,125
Total operating lease liabilities	$17,756	$14,321

Weighted-average lease terms and discount rates are as follows:

April 30, 2026
Weighted-average remaining lease terms (in years):
Finance leases	4.5
Operating leases	12.0

Weighted-average discount rates:
Finance leases	2.4%
Operating leases	8.5%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$82	$8
Operating cash outflows from finance leases	9	1
Operating cash outflows from operating leases	655	315

ROU assets obtained in exchange for new lease obligations:
Finance leases liabilities	$606	$-
Operating leases liabilities	3,797	-

Maturities of lease liabilities as of April 30, 2026, are as follows:

	Operating Leases	Finance Leases
Fiscal 2026 (remainder of fiscal year)	$2,727	$239
Fiscal 2027	3,781	290
Fiscal 2028	3,086	281
Fiscal 2029	2,012	281
Fiscal 2030	1,843	212
Fiscal 2031	1,601	-
Thereafter	15,882	-
Total lease payments	$30,932	$1,303

Less: amount representing interest	(13,176)	(66)
Total lease liabilities at April 30, 2026	$17,756	$1,237

Rent expense attributable to operating leases was $1.5 million and $0.9 million for the three months ended April 30, 2026 and 2025, respectively.

Note 12 - Cash, cash equivalents, and restricted cash

Restricted cash primarily relates to fixed deposits utilized as security deposits and financial guarantees.

	April 30, 2026	January 31, 2026
Cash and cash equivalents	$28,300	$18,720
Restricted cash	3,541	3,575
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,841	$22,295

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

The balance sheets and operating activities of this investment are included in the Company's Condensed Consolidated Financial Statements. As of  April 30, 2026, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $42.3 million and $10.3 million, respectively, and $44.2 million and $18.6 million, respectively, as of  January 31, 2026.

The Company adjusts net income in the Condensed Consolidated Statements of Operations to exclude the proportionate share of results that is attributable to the non-controlling interest. Additionally, the Company presents the proportionate share that is attributable to the non-controlling interest as temporary equity within the Condensed Consolidated Balance Sheets. This temporary equity presentation is the result of the non-controlling interest being subject to certain redemption rights that are not entirely within the Company's control. Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value attributable to the non-controlling interest to fair value, which is limited to its original carrying value at the formation of the business arrangement. Adjustments made to reflect the change in the value of the redeemable non-controlling interest are offset against permanent equity within the Company's Condensed Consolidated Balance Sheets.

Net income attributable to GIG was $0.8 million and $0.9 million for the three months ended  April 30, 2026 and 2025, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's Condensed Consolidated Statements of Operations.

The following table summarizes 2026 activity for the redeemable non-controlling interest:

Redeemable non-controlling interest balance at January 31, 2026	$15,663
Net income attributable to redeemable non-controlling interest	789
Fair value adjustment (accretion to redemption value)	42
Distributions to redeemable non-controlling interest holders	-
Redeemable non-controlling interest balance at April 30, 2026	$16,494

Note 16 - Accumulated other comprehensive loss

Accumulated other comprehensive loss represents the change in equity from non-owner transactions and consists of foreign currency translation.

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of January 31, 2026	$(7,679)	$(7,679)
Currency translation adjustments	(337)	(337)
Tax effect of currency translation adjustments	1	1
Balance as of April 30, 2026	$(8,015)	$(8,015)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The statements contained in this MD&A and other information contained elsewhere in this quarterly report, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "continue," "remains," "intend," "aim," "should," "prospects," "could," "future," "potential," "believes," "plans," "likely" and "probable" or the negative thereof or other variations thereon or comparable terminology, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These statements should be considered as subject to the many risks and uncertainties that exist in the Company's operations and business environment. Such risks and uncertainties could cause actual results to differ materially from those projected as a result of many factors, including, but not limited to, those under the heading Item 1A. Risk Factors included in the Company's latest Annual Report on Form 10-K. The Company's fiscal year ends on January 31. Years and balances described as 2026 and 2025 are for the fiscal year ending January 31, 2027 and the fiscal year ended January 31, 2026, respectively.

This MD&A should be read in conjunction with the Company’s Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere in this report. Percentages set forth below in this MD&A have been rounded to the nearest percentage point.

 CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share data, or unless otherwise specified)

(Unaudited)

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

	Three Months Ended April 30,
	2026		2025		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$50,265		$46,747		$3,518

Gross profit	14,636	29%	16,724	36%	(2,088)

General and administrative expenses	8,835	18%	7,749	17%	(1,086)

Selling expenses	1,164	2%	1,086	2%	(78)

Interest expense, net	605		406		(199)

Other expense, net	110		47		(63)

Income before income taxes	3,922		7,436		(3,514)

Income tax expense	1,332		1,582		250

Net income	2,590		5,854		(3,264)

Less: Net income attributable to non-controlling interest	789		902		113

Net income attributable to common stock	1,801		4,952		(3,151)

Three months ended April 30, 2026 vs. Three months ended April 30, 2025

Net sales:

Net sales were $ 50.3 million and $ 46.7 million in the three months ended April 30, 2026 and 2025 , respectively.  The  increase of $ 3.6  million was driven by higher sales volumes in both North America and the MENA region.

Gross profit:

Gross profit was $14.6 million and $16.7 million in the three months ended April 30, 2026 and 2025, respectively. The decrease of $2.1 million was primarily attributable to product mix across various jurisdictions, particularly in Canada due to seasonal factors, together with start-up and ramp-up costs associated with the Company's new Ohio manufacturing facility as well as ongoing project ramp-up costs in Qatar.

General and administrative expenses:

General and administrative expenses were $8.8 million and $7.7 million in the three months ended April 30, 2026 and 2025, respectively. The increase of $1.1 million was mainly due to higher payroll expenses and professional fees relating to Sarbanes-Oxley 404 compliance in connection with our transition from a non-accelerated filer to an accelerated filer.

Selling expenses:

Selling expenses remained consistent and were $ 1.2  million and $ 1.1  million in the  three months ended April 30, 2026 and 2025 , respectively.

Interest expense:

Net interest expense was $0.6 million and $0.4 million in the three months ended April 30, 2026 and 2025, respectively. The increase of $0.2 was due to an increase in debt.

Income tax expense:

The Company's ETR was 34% and 21% in the three months ended April 30, 2026 and 2025, respectively. The higher ETR for the three months ended April 30, 2026 is due to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Condensed Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $1.8 million and $5.0 million in the three months ended April 30, 2026 and 2025, respectively. The decrease of $3.2 million was the result of the changes discussed above, net of amounts attributable to non-controlling interest.

Liquidity and capital resources

Cash and cash equivalents as of April 30, 2026, were $28.3 million, compared to $18.7 million as of January 31, 2026. As of April 30, 2026, $0.6 million of this total was held in the United States, and $27.7 million was held by the Company's foreign subsidiaries. The Company's working capital increased to $83.0 million as of April 30, 2026, from $66.9 million on January 31, 2026. This $16.1 million increase in working capital was primarily driven by a $16.4 million decrease in current liabilities, largely attributable to the reclassification of $11.1 million from current to long-term liabilities in connection with the new J.P. Morgan Chase Credit Agreement (as further described below). This increase was partially offset by a $14.8 million decrease in accounts receivable; however, the decrease in accounts receivable reflected improved collection activity during the quarter, driving the $9.6 million increase in cash and cash equivalents. Remaining changes in working capital components resulted from smaller, customary quarterly fluctuations.

Net cash provided by operating activities was $6.1 million and $0.7 million in the three months ended April 30, 2026 and 2025, respectively. The increase of $5.4 million was primarily attributable to favorable changes in operating assets and liabilities, partially offset by lower net income.

Net cash used in investing activities in the three months ended April 30, 2026 and 2025 was $1.3 million and $0.9 million, respectively. The increase of $0.4 million was primarily due to increases in the amount of capital expenditures during the year.

Net cash provided by financing activities in the three months ended April 30, 2026 and 2025 was $4.8 million and $3.2 million, respectively. Debt totaled $38.0 million and $32.5 million as of April 30, 2026 and January 31, 2026, respectively. See Note 10 - Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion relating to this topic.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of the Condensed Consolidated Financial Statements, based on its existing cash on hand, cash flows from operations, and available credit facilities.

Restricted cash was $3.5 million as of April 30, 2026 and $3.6 million January 31, 2026. This balance primarily relates to fixed deposits utilized as security deposits and financial guarantees.

Debt

Debt consisted of the following:

	April 30, 2026	January 31, 2026
Short-term debt
Revolving credit agreement - North America	$666	$10,749
Revolving credit agreement - United Arab Emirates	3,319	2,573
Revolving credit agreement - Egypt	190	190
Revolving credit agreement - Saudi Arabia	2,221	2,909
Current maturities of long-term debt	1,245	669
Loan payable to GIG	2,753	2,753
Total short-term debt	$10,394	$19,843
Long-term debt
Revolving credit agreement - North America	$14,666	$-
Finance obligation - buildings and land	8,452	8,527
Mortgage note	3,674	3,737
Finance lease obligation	945	541
Unamortized debt issuance costs	(108)	(109)
Total long-term debt	$27,629	$12,696

Revolving lines - North America.

On April 8, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the other loan parties thereto, and JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement effectively replaced the Company’s previous credit facility (the "PNC Credit Facility") with PNC Bank, National Association ("PNC"). On April 9, 2026, the Company drew $15.3 million under the Credit Agreement to pay off the remaining $15.2 million outstanding balance under the PNC Credit Facility and to fund $0.1 million of cash collateral required for cash management and purchasing card solutions. As of January 31, 2026, the Company had borrowed an aggregate of $10.7 million at a rate of 7.8% and had $2.7 million available under the PNC Credit Facility.

The Credit Agreement provides for a senior secured asset-based revolving credit facility with aggregate revolving commitments of $18.0 million, including a sublimit of up to $1.5 million for letters of credit. The revolving credit facility matures on October 7, 2027, unless earlier terminated in accordance with its terms.

As of April 30, 2026, the outstanding balance under the Credit Agreement was $15.3 million with a weighted-average interest rate of  8.8% and there were no outstanding letters of credit under the sublimit. Borrowings under the Credit Agreement are limited to the lesser of the revolving commitment and a borrowing base calculated as (i) 80% of eligible North American accounts receivable, plus (ii) 25% of eligible North American inventory (valued at the lower of cost or market), in each case subject to customary eligibility criteria and reserves established by the Lender. As of April 30, 2026, the borrowing base calculation limited the maximum availability under the facility to an amount below the aggregate revolving commitment. As a result, $0.7 million has been classified as current debt as of April 30, 2026.

Loans under the Credit Agreement bear interest, at the Company’s election, at either (i) a rate based on the CB Floating Rate (as defined in the Credit Agreement) or (ii) an adjusted term SOFR rate, in each case plus an applicable margin determined by the Company’s leverage ratio. The applicable margin for CB Floating Rate loans ranges from 1.50% to 2.00%, and for SOFR loans ranges from 2.50% to 3.00%. In addition, the Company is required to pay a commitment fee ranging from 0.20% to 0.30% on the unused portion of the revolving commitment.

The obligations under the Credit Agreement are secured by substantially all North American assets of the Company and the guarantor subsidiaries, subject to customary exclusions, and are guaranteed on a joint and several basis by certain existing and future subsidiaries of the Company, subject to customary exceptions.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, limitations on additional indebtedness, liens, investments, acquisitions, asset sales, restricted payments, and transactions with affiliates. The Credit Agreement also includes financial maintenance covenants requiring the Company to maintain both (1) a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and (2) a maximum Leverage Ratio, which are tested upon the occurrence of certain availability thresholds.

The Credit Agreement includes customary events of default, including, among others, nonpayment of principal or interest, breaches of representations or covenants, cross‑defaults to other material indebtedness, insolvency events, judgments in excess of specified thresholds, certain ERISA and pension events, and a change in control. Upon the occurrence of an event of default, the Lender may terminate commitments, accelerate outstanding obligations, require cash collateralization of letters of credit, and exercise remedies against the collateral.

As of April 30, 2026 , the Company was in compliance with all covenants under the Credit Agreement.

Credit facilities - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below.

United Arab Emirates (“U.A.E.”)

The Company maintains a credit facility with a financial institution in the U.A.E. totaling 65.2 million U.A.E. Dirhams (“AED”) (approximately $17.7 million at April 30, 2026). Borrowings under the facility bear interest at the Emirates Inter Bank Offered Rate (“EIBOR”) plus 3.5% per annum, subject to minimum interest rates ranging from 4.5% to 8.0% per annum, depending on the type of financing utilized. The facility is stratified by instrument type and expires at various dates through October 2026. As of April 30, 2026 , the Company was in compliance with all covenants under this facility. As of  April 30, 2026 and  January 31, 2026, the Company had outstanding borrowings of 12.2 million AED (approximately $3.3 million) and 9.4 million AED (approximately $2.6 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  April 30, 2026  and  January 31, 2026 , the Company had issued guarantees totaling 31.9 million AED (approximately $8.7 million) and 30.9 million AED (approximately $8.4 million). After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $5.7 million and $6.8 million under the credit facility as of April 30, 2026  and  January 31, 2026 , respectively.

The Company maintains a letter of credit facility with a financial institution in the U.A.E. totaling 100.0 million AED (approximately $27.2 million at April 30, 2026), portions of which expire in July 2026, and a portion of which expired in April 2026. The portion that expired in April 2026 remains in effect under the same terms. The Company is in the process of renewing this credit arrangement with substantially the same terms and conditions and is in regular communication with the bank throughout this process ensuring the facility continues without interruption or penalty. The facility is non-interest bearing; however, the Company incurs a commission ranging from 0.8% to 1.0% per annum on the face value of issued instruments and is required to maintain cash collateral (margins) ranging from 10% to 15% depending on the type of instrument utilized. As of  April 30, 2026, the Company had outstanding guarantees under this facility of 39.3 million AED (approximately $10.7 million). The remaining available balance under the facility was approximately $16.5 million as of  April 30, 2026.

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit facility with a financial institution in Egypt, which has been subsequently amended. The facility provides project-based financing and expires in December 2026. The facility has a maximum borrowing capacity of 120.0 million Egyptian Pounds (approximately $2.4 million at  April 30, 2026 ). The line is secured by certain assets of the subsidiary, including accounts receivable, and contains various covenants, including a maximum leverage ratio and restrictions on incurring additional indebtedness. Covenants under this facility are measured annually at year-end, and the Company was in compliance with all such covenants at its most recent measurement date.

As of April 30, 2026 , borrowings under the Company’s credit facility in Egypt bore interest at rates ranging from 15.0% to 20.8%. The 15.0% rate relates to specific government-sponsored initiatives, while the 20.8% rate applies to our general facility limits. The Company had $0.2 million outstanding under this arrangement as of both  April 30, 2026  and  January 31, 2026 . These amounts are included in "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets. As of both  April 30, 2026  and  January 31, 2026 , the Company had unused availability of approximately $2.2 million.

Saudi Arabia

In March 2022, the Company’s Saudi Arabian subsidiary entered into a credit arrangement with a financial institution in Saudi Arabia for a revolving line totaling 37.0 million Saudi Riyals (“SAR”) (approximately $9.9 million at April 30, 2026 ). The credit arrangement provides project-based financing at interest rates competitive in Saudi Arabia and is secured by certain assets of the subsidiary including accounts receivable. While the credit arrangement had a scheduled expiration date of April 27, 2026, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender.

As of  April 30, 2026 , the facility bore interest at a rate of approximately 8.5%. As of  April 30, 2026 and  January 31, 2026, the Company had outstanding borrowings of 8.3 million SAR (approximately $2.2 million) and 10.9 million SAR (approximately $2.9 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  April 30, 2026  and  January 31, 2026 , the Company had issued guarantees totaling 0.4 million SAR (approximately $0.1 million) and 6.3 million SAR (approximately $1.7 million), respectively. After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $7.6 million and $5.3 million under the credit facility as of April 30, 2026  and  January 31, 2026 , respectively.

Foreign credit facilities - overall

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  April 30, 2026  and  January 31, 2026 , the amount of foreign subsidiary debt guaranteed by the Company was approximately $8.5 million and $8.4 million, respectively.

The Company was in compliance with respect to the covenants under the foreign credit arrangements as of April 30, 2026 . Certain of these arrangements are subject to periodic renewal; while such renewals are being processed, the Company remains in regular communication with the lenders, and the arrangements have historically continued without interruption or penalty. On April 30, 2026 , interest rates were based on (i) the EIBOR plus 3.5% per annum for the U.A.E. credit arrangements, which have minimum interest rates ranging from 4.5% to 8.0% per annum; (ii) interest rates ranging from 15.0% to 20.8% for the Egypt credit arrangements; and (iii) an interest rate of 8.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of  April 30, 2026 , the Company's interest rates ranged from 7.3% to 20.8%, with a weighted average rate of 7.9%, and the Company had facility limits totaling $57.2 million under these credit arrangements. As of April 30, 2026 , $19.5 million of the facility limits were utilized to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of April 30, 2026 , the Company had borrowed $5.7 million and had an additional $32.0 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets as of  April 30, 2026  and  January 31, 2026 .

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender. The Company used the remaining proceeds to repay its borrowings under the PNC Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of April 30, 2026  and  January 31, 2026 , the Company had a net book value relating to this asset of $1.6 million and $1.7 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in "Short-term borrowings and current maturities of long-term debt" and the long-term portion of $8.5 million is recognized in "Long-term finance obligation" on the Condensed Consolidated Balance Sheets as of  April 30, 2026 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Mortgage Note. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of April 30, 2026, the remaining balance on the mortgage in Canada is approximately 5.3 million Canadian Dollars ("CAD") (approximately $3.9 million). The interest rate is variable, and was 6.3% at April 30, 2026. The principal balance is included as a component of "Short-term borrowings and current maturities of long-term debt" and "Long-term debt, less current maturities" on the Condensed Consolidated Balance Sheets and is presented net of issuance costs of $0.1 million as of April 30, 2026 and  January 31, 2026.

Loan Payable to GIG. In June 2023, in connection with the formation of a joint venture with Gulf Insulation Group (“GIG”), the Company assumed a promissory note with an aggregate principal amount of approximately $2.8 million, which matured on April 9, 2026. The note that expired in April 2026 remains in effect under the same terms as of April 30, 2026. Through the date of this filing, the Company and GIG are engaged in constructive discussions to reach an agreement on renewal or settlement of the promissory note. Because a definitive agreement has not been executed as of the balance sheet date, the Company did not possess a contractual, unconditional right to defer settlement of the obligation for at least twelve months following  April 30, 2026. Accordingly, the full obligation is classified within “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets as of April 30, 2026.

We assess going concern uncertainty on a quarterly basis to determine if we have sufficient cash and cash equivalents on hand, working capital and access to capital through financing agreements to operate for a period of at least one year from the date our consolidated financial statements are issued (the look-forward period). Our ability to continue as a going concern is dependent on many factors, including, among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that may occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as principal payments come due. We can offer no assurances we will be able to successfully obtain financing.

A summary of our liquidity and relevant cash flows is presented above. We believe that our unrestricted cash, cash flows from operating activities, and availability under existing financing agreements are sufficient to meet future business requirements for the twelve months following the issuance of these Condensed Consolidated Financial Statements.

Accounts receivable:

In 2015, the Company completed a project in the Middle East with billings in the aggregate amount of approximately $41.9 million. The system has not yet been commissioned by the customer. Nevertheless, the Company has received approximately $ 40.7  million as of April 30, 2026 , with a remaining balance due in the amount of $ 1.2 million, all of which pertains to retention clauses within the agreements with the Company's customer, and which become payable by the customer when this project is fully tested and commissioned. Of this amount, $ 1.2 million is classified in other long-term assets on the Company's Condensed Consolidated Balance Sheets.

The Company continues to engage with the customer to collect the remaining balance. No payments were received during the  three months ended April 30, 2026. However, the Company previously received partial payments to settle $0.6 million and $0.4 million of the customer's outstanding balances during 2025 and 2024, respectively. Additionally, the Company has been engaged by the customer to perform additional work in 2026 under customary trade terms; remaining payments are expected to be received upon completion of this new scope and fulfillment of related terms and conditions, supporting the continued cooperation between the Company and the customer. As a result, the Company did not reserve any allowance against the remaining outstanding balances as of April 30, 2026. However, if the Company’s efforts to collect on this account are not successful, the Company may recognize an allowance for all, or substantially all, of any such then uncollected amounts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are described in Item 7. MD&A and in the Notes to the Condensed Consolidated Financial Statements for the year ended January 31, 2026 contained in the Company's latest Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The application of critical accounting policies may require management to make assumptions, judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of April 30, 2026. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2026, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

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

These material weaknesses resulted in adjustments to property, plant, and equipment, net of accumulated depreciation, trade accounts payable, trade accounts receivable, and the statement of cash flows. These adjustments resulted in a revision of the unaudited Condensed Consolidated Financial Statements as of and for the period ended April 30, 2024, a restatement as of and for the period ended July 31, 2024 and material adjustments as of and for the period ended October 31, 2024. These material weaknesses also resulted in immaterial corrected and uncorrected misstatements in the statement of cash flows and to stock based compensation expense, unbilled receivables, prepaid expenses and other current assets, operating lease liability short-term, other long-term assets, cost of sales, property, plant and equipment, net of accumulated depreciation, income taxes payable, deferred tax assets, income tax expense costs in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts as of and for the year ended January 31, 2026, and in the interim periods ended April 30, 2025, July 31, 2025, and October 31, 2025.

Additionally, each of these material weaknesses could result in a material misstatement of substantially all accounts and disclosures that would result in a material misstatement in the Company’s consolidated annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

While management, under the leadership of our CEO, has improved our internal control over financial reporting throughout the three months ended April 30, 2026, additional time and effort is required to fully complete the remediation activities. We continue to believe these actions will be effective in the remediation of the material weaknesses, but these activities currently remain ongoing.

●	During the fiscal quarter ended April 30, 2026, we continued an entity wide risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks. We will continue to complete our risk assessment and enhance the design of existing controls, as well as implement new controls in future periods;

We continue to design and implement controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; Our remediation plans related to entity level controls, financial reporting controls, and business process controls include:

●	Further enhancements to our segregation of duties framework within the journal entry and account reconciliation processes and the purchases and payables cycle to ensure appropriate segregation of duties within these areas;
●	Ongoing updates in the design of controls for the preparation and review of the financial close process, including the statement of cash flows and to verify the financial statement disclosures agree to the Company’s accounting records;
●

Implemented a new consolidation and reporting software. In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes, including the statement of cash flows and segregation of duties for manual consolidating journal entries;

●	Providing continuing training, coaching, and reviews around our internal control over financial reporting.

In addition to the items noted above, our remediation plans related to our MENA locations include the following:

●	Further enhancements to the design and operation of controls over business processes that are relevant to our MENA locations;
●	Providing continuing training, coaching, and reviews around our internal control over financial reporting;
●	Continuing to formalize our financial reporting processes and procedures.

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

Changes in Internal Control over Financial Reporting

As described in the "Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting" above, there were changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange during the fiscal quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

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

As of April 30, 2026, the Company had no material pending litigation.

Item 5.	Other Information

During the three months ended April 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

Item 6.	Exhibits

3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Seventh Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2025]
10.1	Credit Agreement, dated April 8, 2026, by and among the Company, JPMorgan Chase Bank, N.A., and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2026]
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	June 9, 2026	By: /s/ Saleh Sagr
Saleh Sagr
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	June 9, 2026	By: /s/ Matthew Lewicki
Matthew Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)