Form 10-Q
period 2026-07-31
Perma-Pipe International Holdings, Inc.
filed 2026-09-09
CIK 914122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 001-32530

Perma-Pipe International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3922969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Technology Forest Blvd., Suite 1010 The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

(281) 941-2445

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	PPIH	The Nasdaq Stock Market LLC

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

On September 9, 2026, there were 8,195,179 shares of the registrant's common stock outstanding.

Perma-Pipe International Holdings, Inc.

FORM 10-Q

For the fiscal quarter ended July 31, 2026

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net sales	$59,567	$47,902	$109,831	$94,648
Cost of sales	42,161	33,479	77,790	63,501
Gross profit	17,406	14,423	32,041	31,147

Operating expenses
General and administrative expenses	11,870	10,033	20,705	17,781
Selling expenses	1,283	1,203	2,447	2,289
Total operating expenses	13,153	11,236	23,152	20,070

Income from operations	4,253	3,187	8,889	11,077

Interest expense, net	507	415	1,111	821
Other (income) expense, net	(122)	21	(12)	70
Income before income taxes	3,868	2,751	7,790	10,186

Income tax expense	604	1,489	1,935	3,070

Net income	3,264	1,262	5,855	7,116
Less: Net income attributable to non-controlling interest	717	411	1,506	1,313
Net income attributable to common stock	$2,547	$851	$4,349	$5,803

Weighted average common shares outstanding
Basic	8,167	8,007	8,145	7,995
Diluted	8,260	8,133	8,251	8,108

Earnings per share attributable to common stock
Basic	$0.31	$0.11	$0.53	$0.73
Diluted	$0.31	$0.10	$0.53	$0.72

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

 (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$3,264	$1,262	$5,855	$7,116

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(781)	(111)	(1,117)	811
Comprehensive income	$2,483	$1,151	$4,738	$7,927
Less: Comprehensive income attributable to non-controlling interests	717	411	1,506	1,313
Total comprehensive income attributable to common stock	$1,766	$740	$3,232	$6,614

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31, 2026	January 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$31,778	$18,720
Restricted cash	2,973	3,575
Trade accounts receivable, less allowance for credit losses of $1,562 at July 31, 2026 and $1,571 at January 31, 2026	48,787	66,023
Inventories	19,070	18,115
Prepaid expenses	6,029	5,942
Unbilled accounts receivable	37,866	28,814
Costs and estimated earnings in excess of billings on uncompleted contracts	6,332	4,652
Other current assets	716	893
Total current assets	153,551	146,734
Long-term assets
Property, plant and equipment, net of accumulated depreciation	45,670	44,116
Operating lease right-of-use asset	15,482	13,054
Deferred tax assets	6,917	5,954
Goodwill	2,126	2,188
Other long-term assets	8,884	5,440
Total long-term assets	79,079	70,752
Total assets	$232,630	$217,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$35,662	$24,541
Accrued compensation and payroll taxes	1,360	1,449
Commissions and management incentives payable	5,341	6,580
Short-term borrowings and current maturities of long-term debt	6,086	19,843
Customers' deposits	8,135	11,853
Operating lease liability short-term	2,259	2,196
Other accrued liabilities	7,822	7,235
Billings in excess of costs and estimated earnings on uncompleted contracts	614	2,153
Income taxes payable	2,848	3,939
Total current liabilities	70,127	79,789
Long-term liabilities
Long-term debt, less current maturities	29,975	12,696
Deferred compensation liabilities	1,998	1,781
Deferred tax liabilities	2,110	1,816
Operating lease liability long-term	14,723	12,125
Other long-term liabilities	2,694	2,978
Total long-term liabilities	51,500	31,396
Commitments and contingencies
Non-controlling interest	17,513	15,663
Stockholders' equity
Common stock, $.01 par value, authorized 50,000 shares; 8,195 issued and outstanding at July 31, 2026 and 8,122 at January 31, 2026	82	81
Additional paid-in capital	60,717	61,097
Retained earnings	41,487	37,139
Accumulated other comprehensive loss	(8,796)	(7,679)
Total stockholders' equity	93,490	90,638
Total liabilities and stockholders' equity	$232,630	$217,486

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2026	$81	$61,097	$37,139	$(7,679)	$90,638

Net income attributable to common stock	-	-	1,801	-	1,801
Stock-based compensation expense	-	180	-	-	180
Amount attributable to non-controlling interest	-	(42)	-	-	(42)
Foreign currency translation adjustment	-	-	-	(336)	(336)
Total stockholders' equity at April 30, 2026	$81	$61,235	$38,940	$(8,015)	$92,241

Net income attributable to common stock	-	-	2,547	-	2,547
Common stock withheld related to net share settlement of equity award	1	(447)	-	-	(446)
Stock-based compensation expense	-	232	-	-	232
Amount attributable to non-controlling interest	-	(303)	-	-	(303)
Foreign currency translation adjustment	-	-	-	(781)	(781)
Total stockholders' equity at July 31, 2026	$82	$60,717	$41,487	$(8,796)	$93,490

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Total stockholders' equity at January 31, 2025	$80	$60,151	$20,104	$(8,197)	$72,138

Net income attributable to common stock	-	-	4,952	-	4,952
Stock-based compensation expense	-	224	-	-	224
Amount attributable to non-controlling interest	-	(369)	-	-	(369)
Foreign currency translation adjustment	-	-	-	922	922
Total stockholders' equity at April 30, 2025	$80	$60,006	$25,056	$(7,275)	$77,867

Net income attributable to common stock	-	-	851	-	851
Common stock withheld related to net share settlement of equity award	-	(295)	-	-	(295)
Stock-based compensation expense	-	1,468	-	-	1,468
Amount attributable to non-controlling interest	-	424	-	-	424
Foreign currency translation adjustment	-	-	-	(111)	(111)
Total stockholders' equity at July 31, 2025	$80	$61,603	$25,907	$(7,386)	$80,204

Shares	2026	2025
Opening balances at beginning of year (February 1)	8,121,549	7,982,568
Shares issued, net of shares used for tax withholding	73,628	61,115
Closing balances at period end (July 31)	8,195,177	8,043,683

See accompanying notes to condensed consolidated financial statements.

PERMA-PIPE INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2026	2025
Operating activities
Net income	$5,855	$7,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,237	1,894
Deferred tax (benefit) expense	(637)	428
Stock-based compensation expense	413	1,692
Amortization of debt issuance costs	45	-
Write-off of uncollectible accounts	3,949	361
Gain from disposal of fixed assets	(22)	-
Changes in operating assets and liabilities
Accounts receivable	12,759	(4,024)
Inventories	(1,156)	493
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,680)	(635)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,539)	392
Accounts payable	10,941	(2,607)
Accrued compensation and payroll taxes	(1,303)	(47)
Customers' deposits	(3,716)	2,861
Income taxes payable	(1,088)	19
Prepaid expenses	(1,985)	(3,066)
Unbilled accounts receivable	(9,207)	(8,712)
Other assets and liabilities	(1,519)	2,527
Net cash provided by (used in) operating activities	13,347	(1,308)
Investing activities
Capital expenditures	(3,214)	(3,478)
Proceeds from sales of property and equipment	54	-
Net cash used in investing activities	(3,160)	(3,478)
Financing activities
Proceeds from revolving credit lines	39,102	47,265
Payments of debt on revolving credit lines	(36,008)	(40,455)
Debt issuance costs	(109)	-
Change in drafts payable	13	6
Proceeds from other financing activities	447	-
Payments of other financing activities	(495)	(240)
Stock options exercised and taxes paid related to restricted shares vested	(448)	(295)
Net cash provided by financing activities	2,502	6,281
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(233)	90
Net increase in cash, cash equivalents and restricted cash	12,456	1,585
Cash, cash equivalents and restricted cash - beginning of period	22,295	17,117
Cash, cash equivalents and restricted cash - end of period	$34,751	$18,702
Supplemental cash flow information
Cash interest paid	$913	$801
Cash income taxes paid	3,581	1,769
Fixed assets acquired under finance leases - non-cash	606	-
Fixed assets acquired - non-cash	683	1,669

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

Significant expenses represent amounts that are regularly provided to the CODM and included in consolidated net income attributable to common stock. Additionally, the CODM regularly reviews asset information in a manner that is consistent with the presentation on the Company's accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the Company's revenues, net income attributable to common stock, and significant expenses:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net sales	$59,567	$47,902	$109,831	$94,648

Cost of sales
Labor	8,215	6,904	16,484	13,193
Materials	25,213	18,947	44,716	36,363
Depreciation and amortization	933	860	1,858	1,710
Other costs of sales	7,800	6,768	14,732	12,235
Total cost of sales	42,161	33,479	77,790	63,501

Operating expenses
Salaries and wages	4,634	6,928	9,300	11,145
Depreciation and amortization	169	95	287	184
Other general and administrative expense	7,067	3,010	11,118	6,452
General and administrative expenses	11,870	10,033	20,705	17,781
Selling expense	1,283	1,203	2,447	2,289
Total operating expenses	13,153	11,236	23,152	20,070

Income from operations	4,253	3,187	8,889	11,077

Interest expense, net	507	415	1,111	821
Other (income) expense, net	(122)	21	(12)	70
Income before income taxes	3,868	2,751	7,790	10,186
Income tax expense	604	1,489	1,935	3,070
Net income	3,264	1,262	5,855	7,116
Less: Net income attributable to non-controlling interest	717	411	1,506	1,313
Net income attributable to common stock	$2,547	$851	$4,349	$5,803

Note 3 - Accounts receivable

The majority of the Company's accounts receivable are due from geographically dispersed contractors and manufacturing companies. Credit is extended based on an evaluation of a customer's financial condition. In North America, collateral is not generally required. In the United Arab Emirates ("U.A.E."), Saudi Arabia, Egypt, Qatar and India, letters of credit are usually obtained for significant orders. Accounts receivable are due within various time periods specified in the terms applicable to the specific customer and are stated as amounts due from customers net of an allowance for claims and credit losses. Standard payment terms are generally net 30 to 60 days. The Company maintains an allowance for credit losses for accounts receivable. The assessment of the allowance for credit losses involves certain judgments and estimates. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events and current conditions. The Company may also establish an allowance for credit losses for specific receivables when it is probable that a specific receivable will not be collected and the loss can be reasonably estimated. Past due trade accounts receivable balances are written off when the Company's collection efforts have been unsuccessful in collecting the amount due and the amount is deemed uncollectible. The write-off is recorded against the allowance for credit losses.

As of  July 31, 2026, no individual customer accounted for more than 10% of the Company's accounts receivable. As of  January 31, 2026, one customer accounted for approximately 23% of the Company's total accounts receivable. For the three and six months ended  July 31, 2026, one customer represented approximately 17% and 16% of total net sales, respectively. The Company monitors the creditworthiness of this customer on an ongoing basis. As of July 31, 2026, no allowance for credit losses was deemed necessary as the Company expects to collect the full carrying value of the outstanding balance due from this customer. For the three and six months ended  July 31, 2025, no single customer accounted for more than 10% of net sales.

During the quarter, the Company directly wrote off a $3.9 million customer receivable after determining that the receivable was uncollectible. This determination was based on the updated information received during the quarter regarding the customer’s ability and intent to pay.

Any future recoveries will be recognized if realized. The $3.9 million write-off is included as a component of bad debt expense for the period and is presented within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended July 31, 2026.

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

The Company’s standard revenue transactions are classified into two main categories:

1)	Specialty Piping Systems and Coating - which include all bundled products in which the Company engineers, and manufactures pre-insulated specialty piping systems mainly relating to the district heating and cooling and energy and industrial markets.

2)	Products - which include cables, leak detection products, heat trace products, materials/goods not bundled with piping or flowline systems, and field services not bundled into a project contract.

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

A breakdown of the Company's revenues by revenue class for the three and six months ended July 31, 2026 and 2025 are as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
	Sales	% of Total	Sales	% of Total	Sales	% of Total	Sales	% of Total
Products	$3,794	6%	$3,451	7%	$6,876	6%	$7,091	8%

Specialty Piping Systems and Coating
Revenue recognized under input method	18,206	31%	12,965	27%	32,588	30%	25,025	26%
Revenue recognized under output method	37,567	63%	31,486	66%	70,367	64%	62,532	66%
Total	$59,567	100%	$47,902	100%	$109,831	100%	$94,648	100%

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

The following table shows the reconciliation of contract assets and contract liabilities:

	July 31, 2026	January 31, 2026
Costs incurred on uncompleted contracts	$21,501	$17,562
Estimated earnings	16,817	12,721
Earned revenue	38,318	30,283
Less billings to date	32,600	27,784
Costs in excess of billings, net	$5,718	$2,499
Balance sheet classification
Contract assets: Costs and estimated earnings in excess of billings on uncompleted contracts	$6,332	$4,652
Contract liabilities: Billings in excess of costs and estimated earnings on uncompleted contracts	(614)	(2,153)
Costs in excess of billings, net	$5,718	$2,499

The Company anticipates that substantially all costs incurred on uncompleted contracts as of  July 31, 2026 will be billed and collected within one year. Substantially all of the $2.2 million contract liability balance at January 31, 2026 is expected to be recognized in revenue during the 2026 fiscal year.

Unbilled accounts receivable

The Company has recorded $37.9 million and $28.8 million of unbilled accounts receivable on the Condensed Consolidated Balance Sheets as of July 31, 2026 and January 31, 2026, respectively. In these instances, the Company has fulfilled all performance obligations and has recorded revenue under the respective contracts. The deliverables under these contracts have been accepted by the customer, and the Company has an unconditional right to payment; however, billings will be made once the customer takes possession of or arranges shipping for the products. The Company anticipates that substantially all of the amounts included in unbilled accounts receivable as of  July 31, 2026 will be billed within one year.

Note 5 - Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories.

	July 31, 2026	January 31, 2026
Raw materials	$18,961	$18,178
Work in process	610	447
Finished goods	306	300
Subtotal	19,877	18,925
Less allowance	(807)	(810)
Inventories	$19,070	$18,115

The Company conducts periodic reviews of its inventory and records allowances for slow moving and obsolete items to reflect their net realizable value.

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

The Company's effective tax rates ("ETR") for the three months ended July 31, 2026 and 2025 were 16% and 54%, respectively. The Company's ETR was 25% and 30% for the six months ended July 31, 2026 and 2025, respectively. The change in the ETR is due to changes in the mix of income and loss in various jurisdictions

The Company expects that future distributions from foreign subsidiaries will not be subject to incremental U.S. federal tax as they will be excludible from U.S. taxable income either as remittances of previously taxed earnings and profits or eligible for a full dividends received deduction. Current and future earnings in the Company's subsidiaries in Canada and Egypt are not permanently reinvested. The earnings from these subsidiaries are subject to tax in their local jurisdiction and withholding taxes in these jurisdictions are considered. As such, the Company has accrued a liability of $1.4 million as of July 31, 2026 related to these taxes.

On July 4, 2025, new tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions. The Company has evaluated the provisions of the OBBBA and incorporated the initial impacts into its financial statements; however, the adoption of this legislation did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 7 - Goodwill

All identifiable goodwill as of July 31, 2026 and January 31, 2026, is attributable to the purchase of the remaining 50% interest in Perma-Pipe Canada, Ltd., which occurred in 2016.

The Company performs an impairment assessment of goodwill annually as of January 31, or more frequently if triggering events occur that could indicate that it is more likely than not that the fair value of the reporting unit did not exceed its carrying value, resulting in an impairment.

The following table provides a reconciliation of changes in the carrying amount of goodwill:

	January 31, 2026	Foreign exchange change effect	July 31, 2026
Goodwill	$2,188	$(62)	$2,126

There were no triggering events identified during the three and six months ended July 31, 2026.

Note 8 - Stock-based compensation

The Company's 2024 Omnibus Stock Incentive Plan, dated May 28, 2024 ("2024 Plan"), was approved by the Company's stockholders in July 2024. The 2024 Plan will expire in July 2027. The 2024 Plan authorizes awards to officers, employees, consultants, and independent directors. The 2024 Plan provides for the grant of deferred shares, non-qualified stock options, incentive stock options, restricted shares, restricted stock units, and performance-based restricted stock units intended to qualify under section 422 of the Internal Revenue Code. Grants were made in connection with the 2024 Plan to employees, officers, and independent directors, as further described below.

Stock-based compensation expense

The Company has granted stock-based compensation awards to eligible employees, officers and independent directors. The Company recognized the following stock-based compensation expense for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Restricted stock-based compensation expense	$232	$1,468	$413	$1,692
Total stock-based compensation expense	$232	$1,468	$413	$1,692

Restricted stock

The following table summarizes the Company's restricted stock activity for the six months ended  July 31, 2026:

	Restricted Shares	Weighted Average Price (Per share)	Aggregate Intrinsic Value
Outstanding at January 31, 2026	160	$19.22	$3,069
Granted	59	27.15
Vested and issued	(74)
Forfeited or retired	(17)
Outstanding at July 31, 2026	128	$23.25	$2,977

As of July 31, 2026, there was $2.6 million of unrecognized compensation expense related to unvested restricted stock granted under the 2024 Plan and previous plans. These costs are expected to be recognized over a weighted average period of 2.3 years.

Note 9 - Earnings per share

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	8,167	8,007	8,145	7,995
Dilutive effect of equity compensation plans	93	126	106	113
Weighted average common shares outstanding assuming full dilution	8,260	8,133	8,251	8,108

Net income attributable to common stock	$2,547	$851	$4,349	$5,803

Earnings per share attributable to common stock
Basic	$0.31	$0.11	$0.53	$0.73
Diluted	$0.31	$0.10	$0.53	$0.72

Note 10 - Debt

Debt consisted of the following:

	July 31, 2026	January 31, 2026
Short-term debt
Revolving credit agreement - North America	$-	$10,749
Revolving credit agreement - United Arab Emirates	1,489	2,573
Revolving credit agreement - Egypt	-	190
Revolving credit agreement - Saudi Arabia	803	2,909
Current maturities of long-term debt	1,041	669
Loan payable to GIG	2,753	2,753
Total short-term debt	$6,086	$19,843
Long-term debt
Revolving credit agreement - North America	$17,332	$-
Finance obligation - buildings and land	8,367	8,527
Mortgage note	3,517	3,737
Finance lease obligation	862	541
Unamortized debt issuance costs	(103)	(109)
Total long-term debt	$29,975	$12,696

Revolving lines - North America. On April 8, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the other loan parties thereto, and JPMorgan Chase Bank, N.A., as lender (“JPMorgan”). The Credit Agreement effectively replaced the Company’s previous credit facility (the "PNC Credit Facility") with PNC Bank, National Association. On April 9, 2026, the Company drew $15.3 million under the Credit Agreement to pay off the remaining $15.2 million outstanding balance under the PNC Credit Facility and to fund $0.1 million of cash collateral required for cash management and purchasing card solutions. As of January 31, 2026, the Company had borrowed an aggregate of $10.7 million at a rate of 7.8% and had $2.7 million available under the PNC Credit Facility.

The Credit Agreement provides for a senior secured asset-based revolving credit facility with aggregate revolving commitments of $18.0 million, including a sublimit of up to $1.5 million for letters of credit. The revolving credit facility matures on October 7, 2027, unless earlier terminated in accordance with its terms.

As of July 31, 2026, the outstanding balance under the Credit Agreement was $17.3 million with a weighted-average interest rate of 6.9% and there were no outstanding letters of credit under the sublimit. Borrowings under the Credit Agreement are limited to the lesser of the revolving commitment and a borrowing base calculated as (i) 80% of eligible North American accounts receivable, plus (ii) 25% of eligible North American inventory (valued at the lower of cost or market), in each case subject to customary eligibility criteria and reserves established by JPMorgan.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, limitations on additional indebtedness, liens, investments, acquisitions, asset sales, restricted payments, and transactions with affiliates. The Credit Agreement also includes financial maintenance covenants requiring the Company to maintain both a minimum Fixed Charge Coverage Ratio and a maximum Leverage Ratio (each as defined in the Credit Agreement), which are tested upon the occurrence of certain availability thresholds.

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

As of July 31, 2026 , the Company was in compliance with all covenants under the Credit Agreement.

Subsequent Event - 2026 Credit Agreement

On August 25, 2026, the Company, as borrower, certain subsidiaries of the Company party thereto as loan parties, the lenders party thereto and JPMorgan as administrative agent, entered into a Credit Agreement (the “2026 Credit Agreement”). The 2026 Credit Agreement replaces the Company’s existing Credit Agreement dated April 8, 2026 with JPMorgan, as lender (the “Existing Credit Agreement”), which was terminated concurrently with the closing of the 2026 Credit Agreement. In connection with the closing, all outstanding borrowings under the Existing Credit Agreement were repaid in full. The 2026 Credit Agreement provides for a secured credit facility consisting of a $75.0 million revolving credit facility, which includes availability for letters of credit up to $30.0 million and swingline loans up to $5.0 million, and a $14.0 million term loan facility. Subject to the terms and conditions set forth in the 2026 Credit Agreement, the Company may also request increases in the revolving commitments or incremental term loans in an aggregate amount not to exceed $50.0 million. On the closing date, the Company borrowed $14.0 million under the term loan facility, and the proceeds thereof, together with other available cash, were used to repay outstanding borrowings under the Existing Credit Agreement. As of the closing date, $23.0 million was outstanding under the revolving credit facility. The Company intends to use borrowings under the 2026 Credit Agreement for working capital and general corporate purposes, which may include, from time to time, permitted acquisitions and other investments.

The revolving loans may be borrowed, repaid and reborrowed from time to time prior to the revolving credit maturity date, and the term loans are scheduled to amortize in quarterly installments beginning September 30, 2026, with the remaining unpaid principal due on the term loan maturity date. The revolving credit facility and term loan facility mature on August 25, 2031, unless earlier terminated or accelerated in accordance with the terms of the 2026 Credit Agreement.

Borrowings under the 2026 Credit Agreement bear interest, at the Company’s option and subject to the terms of the 2026 Credit Agreement, at rates based on the Alternate Base Rate or applicable term benchmark rates, including Adjusted Term SOFR, Adjusted EURIBOR or Adjusted Term CORRA, plus an applicable margin (each as defined in the 2026 Credit Agreement). The applicable margin is determined by reference to the Company’s leverage ratio and ranges from 1.50% to 2.00% for Alternate Base Rate loans and from 2.50% to 3.00% for term benchmark and RFR loans (each as defined in the 2026 Credit Agreement). The Company is also required to pay a commitment fee on the unused portion of the revolving commitments at a rate ranging from 0.20% to 0.30%, based on the Company’s leverage ratio, as well as customary fees with respect to letters of credit and administrative agent fees.

The obligations under the 2026 Credit Agreement are guaranteed by certain subsidiaries of the Company and are secured by liens on collateral granted by the loan parties. The 2026 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The covenants include, among others, restrictions on indebtedness, liens, investments, dispositions, restricted payments and certain other transactions, as well as financial covenants requiring compliance with a leverage ratio and a fixed charge coverage ratio. The 2026 Credit Agreement requires the Company to maintain a consolidated leverage ratio of not more than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.25 to 1.00, subject to the terms and exceptions thereof. As the 2026 Credit Agreement was executed after the balance sheet date, no amounts were outstanding under this facility as of July 31, 2026.

Credit facilities - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below.

United Arab Emirates (“U.A.E.”)

The Company maintains a credit facility with a financial institution in the U.A.E. totaling 65.2 million U.A.E. Dirhams (“AED”) (approximately $17.7 million at July 31, 2026 ). Borrowings under the facility bear interest at the Emirates Inter Bank Offered Rate (“EIBOR”) plus 3.5% per annum, subject to minimum interest rates ranging from 4.5% to 8.0% per annum, depending on the type of financing utilized. The facility is stratified by instrument type and expires at various dates through October 2026. While certain portions of the credit arrangement have expired, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender.  As of July 31, 2026  the Company was in compliance with all financial covenants under the Facility, including a maximum Adjusted Leverage Ratio and a minimum Adjusted Tangible Net Worth requirement.  As of  July 31, 2026  and  January 31, 2026 , the Company had outstanding borrowings of 5.5 million AED (approximately $1.5 million) and 9.4 million AED (approximately $2.6 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  July 31, 2026  and  January 31, 2026 , the Company had issued guarantees totaling 28.0 million AED (approximately $7.6 million) and 30.9 million AED (approximately $8.4 million). After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $8.6 million and $6.8 million under the credit facility as of July 31, 2026  and  January 31, 2026 , respectively.

The Company maintains a letter of credit facility with a financial institution in the U.A.E. totaling 100.0 million AED (approximately $27.2 million at July 31, 2026). While the credit arrangement had a scheduled expiration date in July 2026, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender. The facility is non-interest bearing; however, the Company incurs a commission ranging from 0.8% to 1.0% per annum on the face value of issued instruments and is required to maintain cash collateral (margins) ranging from 10% to 15% depending on the type of instrument utilized. As of  July 31, 2026, the Company had outstanding guarantees under this facility of 39.3 million AED (approximately $10.7 million). The remaining available balance under the facility was approximately $16.5 million as of  July 31, 2026.

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit facility with a financial institution in Egypt, which has been subsequently amended. The facility provides project-based financing and expires in December 2026. The facility has a maximum borrowing capacity of 120.0 million Egyptian Pounds (approximately $2.4 million at  July 31, 2026 ). The line is secured by certain assets of the subsidiary, including accounts receivable, and contains various covenants, including a maximum leverage ratio and restrictions on incurring additional indebtedness. Covenants under this facility are measured annually at year-end, and the Company was in compliance with all such covenants at its most recent measurement date.

As of July 31, 2026 , borrowings under the Company’s credit facility in Egypt bore interest at rates ranging from 15.0% to 20.8%. The 15.0% rate relates to specific government-sponsored initiatives, while the 20.8% rate applies to our general facility limits. The Company had no amount outstanding and $0.2 million outstanding under this arrangement as of  July 31, 2026  and  January 31, 2026 , respectively. These amounts are included in "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets. As of  July 31, 2026  and  January 31, 2026 , the Company had unused availability of approximately $2.4 million and $2.2 million, respectively.

Saudi Arabia

In March 2022, the Company’s Saudi Arabian subsidiary entered into a credit arrangement with a financial institution in Saudi Arabia for a revolving line totaling 37.0 million Saudi Riyals (“SAR”) (approximately $9.9 million at July 31, 2026). The credit arrangement provides project-based financing at interest rates competitive in Saudi Arabia and is secured by certain assets of the subsidiary including accounts receivable. While the credit arrangement had a scheduled expiration date of April 27, 2026, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender.

As of  July 31, 2026, the facility bore interest at a rate of approximately 8.5%. As of  July 31, 2026 and  January 31, 2026, the Company had outstanding borrowings of 3.0 million SAR (approximately $0.8 million) and 10.9 million SAR (approximately $2.9 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  July 31, 2026 and  January 31, 2026, the Company had issued guarantees totaling 5.0 million SAR (approximately $1.3 million) and 6.3 million SAR (approximately $1.7 million), respectively. After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $7.8 million and $5.3 million under the credit facility as of July 31, 2026 and  January 31, 2026, respectively.

Foreign credit facilities - overall

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  July 31, 2026 and  January 31, 2026, the amount of foreign subsidiary debt guaranteed by the Company was approximately $5.0 million and $8.4 million, respectively.

The Company was in compliance with respect to the financial covenants under the foreign credit arrangements as of July 31, 2026. Certain of these arrangements are subject to periodic renewal; while such renewals are being processed, the Company remains in regular communication with the lenders, and the arrangements have historically continued without interruption or penalty. On July 31, 2026, interest rates were based on (i) the EIBOR plus 3.5% per annum for the U.A.E. credit arrangements, which have minimum interest rates ranging from 4.5% to 8.0% per annum; (ii) interest rates ranging from 15.0% to 20.8% for the Egypt credit arrangements; and (iii) an interest rate of 8.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of  July 31, 2026, the Company's interest rates ranged from 7.4% to 20.8%, with a weighted average rate of 8.0%, and the Company had facility limits totaling $57.2 million under these credit arrangements. As of July 31, 2026, $19.6 million of the facility limits were utilized to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2026, the Company had borrowed $2.3 million and had an additional $35.3 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets as of  July 31, 2026 and  January 31, 2026.

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender. The Company used the remaining proceeds to repay its borrowings under the PNC Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of July 31, 2026  and  January 31, 2026 , the Company had a net book value relating to this asset of $1.6 million and $1.7 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in "Short-term borrowings and current maturities of long-term debt" and the long-term portion of $8.4 million is recognized in "Long-term debt, less current maturities " on the Condensed Consolidated Balance Sheets as of  July 31, 2026 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Mortgage Note. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2026 , the remaining balance on the mortgage in Canada is approximately 5.3 million Canadian Dollars ("CAD") (approximately $3.7 million). The interest rate is variable, and was 6.3% at July 31, 2026 . The principal balance is included as a component of "Short-term borrowings and current maturities of long-term debt" and "Long-term debt, less current maturities" on the Condensed Consolidated Balance Sheets and is presented net of issuance costs of $0.1 million as of July 31, 2026  and  January 31, 2026 . Subsequent to  July 31, 2026, the mortgage note was repaid in full on August 28, 2026, using proceeds from the 2026 Credit Agreement.

Loan Payable to GIG.  In June 2023, in connection with the formation of a joint venture with Gulf Insulation Group (“GIG”), the Company assumed a promissory note with an aggregate principal amount of approximately $2.8 million, which matured on April 9, 2026.  Through the date of this filing, the Company and GIG are engaged in constructive discussions to reach an agreement on renewal or settlement of the promissory note. Because a definitive agreement has not been executed as of the balance sheet date, the Company did not possess a contractual, unconditional right to defer settlement of the obligation for at least twelve months following  July 31, 2026 . Accordingly, the full obligation is classified within “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets as of July 31, 2026 .

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

Total lease costs consist of the following:

		Three Months Ended July 31,		Six Months Ended July 31,
Lease costs	Consolidated Statements of Operations Classification	2026	2025	2026	2025
Finance Lease Costs
Amortization of ROU assets	Cost of sales	$71	$25	$138	$75
Interest on lease liabilities	Interest expense	7	1	16	2
Operating lease costs	Cost of sales, SG&A expenses	948	701	1,826	1,303
Short-term lease costs (1)	Cost of sales, SG&A expenses	25	759	671	1,041
Total Lease costs		$1,051	$1,486	$2,651	$2,421

(1) Includes variable lease costs, which are not material.

Supplemental balance sheet information related to leases is as follows:

Operating and Finance leases	July 31, 2026	January 31, 2026
Finance lease assets:
Property and Equipment - gross	$2,221	$1,676
Accumulated depreciation and amortization	(961)	(847)
Property and Equipment - net	$1,260	$829

Finance lease liabilities:
Finance lease liability short-term	$262	$174
Finance lease liability long-term	862	541
Total finance lease liabilities	$1,124	$715

Operating lease assets:
Operating lease ROU assets	$15,482	$13,054

Operating lease liabilities:
Operating lease liability short-term	$2,259	$2,196
Operating lease liability long-term	14,723	12,125
Total operating lease liabilities	$16,982	$14,321

Weighted-average lease terms and discount rates are as follows:

July 31, 2026
Weighted-average remaining lease terms (in years):
Finance leases	4.3
Operating leases	12.3

Weighted-average discount rates:
Finance leases	2.4%
Operating leases	8.7%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash outflows from finance leases	$152	$17
Operating cash outflows from finance leases	16	2
Operating cash outflows from operating leases	1,372	673

ROU assets obtained in exchange for new lease obligations:
Operating leases liabilities	$3,838	$5,242

Maturities of lease liabilities as of July 31, 2026, are as follows:

	Operating Leases	Finance Leases
Fiscal 2026 (remainder of fiscal year)	$1,908	$155
Fiscal 2027	3,581	283
Fiscal 2028	2,908	274
Fiscal 2029	1,956	274
Fiscal 2030	1,955	195
Fiscal 2031	1,790	-
Thereafter	16,039	-
Total lease payments	$30,137	$1,181

Less: amount representing interest	(13,155)	(57)
Total lease liabilities at July 31, 2026	$16,982	$1,124

Failed Sale and Leaseback Arrangement

The Company is a party to a 15-year leaseback agreement for its property in Lebanon, Tennessee. Because the related transfer did not qualify for sale accounting under ASC 842, the transaction is accounted for as a financing arrangement. Accordingly, the underlying property and the related financial liability are not included in the lease right-of-use assets, lease liabilities, or related lease disclosures presented above. See Note 10 — Debt for additional information regarding this arrangement.

Note 12 - Cash, cash equivalents, and restricted cash

Restricted cash primarily relates to fixed deposits utilized as security deposits and financial guarantees.

	July 31, 2026	January 31, 2026
Cash and cash equivalents	$31,778	$18,720
Restricted cash	2,973	3,575
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$34,751	$22,295

Note 13 - Fair value

The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered reasonable estimates of fair value due to their short-term nature. The carrying amounts of the Company's short-term debt, revolving lines of credit and variable-rate long-term debt approximate fair value because the amounts outstanding accrue interest at variable market rates.

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

Note 15 - Noncontrolling interest

On June 1, 2023, the Company closed on its formation of a joint venture (the "JV", and the agreement governing the JV, the "JV Agreement") with GIG, a leading provider of pre-insulated piping systems and pipe fabrication, in which the Company acquired a 60% controlling financial interest and contributed assets consisting of a building and equipment. The JV is a limited liability company named Perma-Pipe Gulf Arabia Industry LLC and is a closed joint stock company established under the laws of the Kingdom of Saudi Arabia. The JV's capital is comprised of ordinary shares with 60% owned by the Company and the remaining 40% owned by GIG. This collaborative business arrangement results in expanding the Company's market presence in Saudi Arabia, Kuwait, and Bahrain. The primary business activities of the JV include the manufacture and sale of pre-insulated piping systems and pipe coating services.

The balance sheets and operating activities of this investment are included in the Company's Condensed Consolidated Financial Statements. As of  July 31, 2026, the carrying amount of the assets and liabilities of the JV that are consolidated by the Company totaled $46.5 million and $12.3 million, respectively, and $44.2 million and $18.6 million, respectively, as of  January 31, 2026.

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

Net income attributable to GIG was $0.7 million and $0.4 million for the three months ended  July 31, 2026 and 2025, respectively. Net income attributable to GIG was $1.5 million and $1.3 million for the six months ended  July 31, 2026 and 2025, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's Condensed Consolidated Statements of Operations.

The following table summarizes 2026 activity for the redeemable non-controlling interest:

Redeemable non-controlling interest balance at January 31, 2026	$15,663
Net income attributable to redeemable non-controlling interest	1,506
Fair value adjustment (accretion to redemption value)	344
Distributions to redeemable non-controlling interest holders	-
Redeemable non-controlling interest balance at July 31, 2026	$17,513

Note 16 - Accumulated other comprehensive loss

Accumulated other comprehensive loss represents the change in equity from foreign currency translation.

	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of January 31, 2026	$(7,679)	$(7,679)
Currency translation adjustments	(1,193)	(1,193)
Tax effect of currency translation adjustments	76	76
Balance as of July 31, 2026	$(8,796)	$(8,796)

Note 17 - Subsequent Events

2026 Credit Agreement
Subsequent to July 31, 2026 and prior to the issuance of these financial statements, the Company entered into the 2026 Credit Agreement with JPMorgan, replacing its Existing Credit Agreement. The 2026 Credit Agreement provides for a secured credit facility consisting of a $75.0 million revolving credit facility, including up to $30.0 million of letters of credit and $5.0 million of swingline loans, and a $14.0 million term loan facility, and matures in August 2031. Borrowings bear interest at variable rates based on SOFR, EURIBOR, CORRA or an alternate base rate, plus an applicable margin based on the Company's leverage ratio. The facility is subject to a commitment fee on unused amounts, as well as customary covenants and events of default. Obligations are guaranteed by certain subsidiaries and secured by liens on specified collateral, subject to customary exceptions and limitations.

See Note 10 - Debt for additional information.

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

(In thousands unless otherwise specified)

(Unaudited)

The Company is engaged in the manufacture and sale of products in one reportable segment. Since the Company focuses on discrete projects, operating results can be significantly impacted as a result of large variations in the level of project activity in reporting periods.

	Three Months Ended July 31,					Six Months Ended July 31,
	2026		2025		Change favorable (unfavorable)	2026		2025		Change favorable (unfavorable)
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount
Net sales	$59,567		$47,902		$11,665	$109,831		$94,648		$15,183

Gross profit	17,406	29%	14,423	30%	2,983	32,041	29%	31,147	33%	894

General and administrative expenses	11,870	20%	10,033	21%	(1,837)	20,705	19%	17,781	19%	(2,924)

Selling expenses	1,283	2%	1,203	3%	(80)	2,447	2%	2,289	2%	(158)

Interest expense, net	507		415		(92)	1,111		821		(290)

Other (income) expense, net	(122)		21		143	(12)		70		82

Income before income taxes	3,868		2,751		1,117	7,790		10,186		(2,396)

Income tax expense	604		1,489		885	1,935		3,070		1,135

Net income	3,264		1,262		2,002	5,855		7,116		(1,261)

Less: Net income attributable to non-controlling interest	717		411		(306)	1,506		1,313		(193)

Net income attributable to common stock	2,547		851		1,696	4,349		5,803		(1,454)

Three months ended July 31, 2026 vs. Three months ended July 31, 2025

Net sales:

Net sales were $ 59.6 million and $ 47.9 million in the three months ended July 31, 2026 and 2025 , respectively.  The  increase of $ 11.7  million was driven by higher sales volumes in both North America and the Middle East and North Africa ("MENA") region.

Gross profit:

Gross profit was $17.4 million, or 29% of net sales and $14.4 million, or 30% of net sales, in the three months ended July 31, 2026 and 2025, respectively. The increase of $3.0 million was driven by higher sales volumes and consistent gross margins globally.

General and administrative expenses:

General and administrative expenses were $11.9 million and $10.0 million in the three months ended July 31, 2026 and 2025, respectively. The increase of $1.9 million was primarily due to a $3.9 million write-off of a customer receivable during the second quarter of 2026, partially offset by a $2.0 million non-recurring acceleration of certain executive compensation expense recorded during the second quarter of fiscal 2025 in connection with an executive departure.

Selling expenses:

Selling expenses remained consistent and were $ 1.3  million and $ 1.2  million in the  three months ended July 31, 2026 and 2025 , respectively.

Interest expense:

Net interest expense was $0.5 million and $0.4 million in the three months ended July 31, 2026 and 2025, respectively. The increase of $0.1 was due to an increase in debt.

Income tax expense:

The Company's ETR was 16% and 54% in the three months ended July 31, 2026 and 2025, respectively. The lower ETR for the three months ended July 31, 2026 is due to the mix of income and loss in various jurisdictions.

For further information, see Note 6 - Income taxes, in the Notes to Condensed Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $2.5 million and $0.9 million in the three months ended July 31, 2026 and 2025, respectively. The increase of $1.6 million was the result of the changes discussed above, net of amounts attributable to non-controlling interest.

Six months ended July 31, 2026 vs. Six months ended July 31, 2025

Net sales:

Net sales were $ 109.8  million and $ 94.6   million in the six months ended July 31, 2026 and 2025 , respectively.  The  increase  of $ 15.2  million was driven by higher sales volumes in both North America and the MENA region.

Gross profit:

Gross profit was $32.0 million, or 29% of net sales and $31.1 million, or 33% of net sales, in the six months ended July 31, 2026 and 2025, respectively. The increase of $0.9 million was primarily driven by higher sales volumes, and is partially offset with the product mix across various jurisdictions in the first quarter, particularly in Canada due to seasonal factors, together with start-up and ramp-up costs associated with the Company's new Ohio manufacturing facility as well as ongoing project ramp-up costs in Qatar.

General and administrative expenses:

General and administrative expenses were $20.7 million and $17.8 million in the six months ended July 31, 2026 and 2025, respectively. The increase of $2.9 million was primarily due to a $3.9 million write-off of a customer receivable during the second quarter of fiscal 2026, partially offset by a non-recurring acceleration of certain executive compensation expenses recorded in the second quarter of fiscal 2025 in connection with an executive departure. This decrease was partially offset by higher IT and office-related costs in the current year.

Selling expenses:

Selling expenses remained consistent and were $ 2.4  million and $ 2.3  million in the  six months ended July 31, 2026 and 2025 , respectively.

Interest expense:

Net interest expense was $1.1 million and $0.8 million in the six months ended July 31, 2026 and 2025, respectively. The increase of $0.3 million was due to an increase in debt.

Income tax expense:

The Company's ETR was 25% and 30% in the six months ended July 31, 2026 and 2025, respectively.

For further information, see Note 6 - Income taxes, in the Notes to Condensed Consolidated Financial Statements.

Net income attributable to common stock:

Net income attributable to common stock was $4.3 million and $5.8 million in the six months ended July 31, 2026 and 2025, respectively. The decrease of $1.5 million was the result of the changes discussed above, net of amounts attributable to non-controlling interest.

Public Float

The Company qualifies as both an accelerated filer and a Smaller Reporting Company ("SRC"), as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Based on the Company's public float as of July 31, 2026, the Company will continue to qualify as both an accelerated filer and an SRC, consistent with its filer status for the fiscal year ended January 31, 2026. Accordingly, the Company remains subject to the filing deadlines applicable to accelerated filers while continuing to be eligible for the scaled disclosure accommodations available to SRCs.

Accounts Receivable Write-Off

During the quarter, the Company directly wrote off a $3.9 million customer receivable after determining that the receivable was uncollectible. This determination was based on the updated information received during the quarter regarding the customer’s ability and intent to pay.

Any future recoveries will be recognized if realized. The $3.9 million write-off is included as a component of bad debt expense for the period and is presented within general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended July 31, 2026.

Liquidity and capital resources

Cash and cash equivalents as of July 31, 2026, were $31.8 million, compared to $18.7 million as of January 31, 2026. As of July 31, 2026, $1.7 million of this total was held in the United States, and $30.1 million was held by the Company's foreign subsidiaries. The Company's working capital increased $16.5 million to $83.4 million at July 31, 2026, from $66.9 million at January 31, 2026. The increase primarily reflected a $13.8 million decrease in short-term borrowings and current maturities of long-term debt, a $13.1 million increase in cash and cash equivalents, a $9.1 million increase in unbilled accounts receivable, and decreases of $3.7 million in customers' deposits and $1.5 million in billings in excess of costs and estimated earnings on uncompleted contracts. These favorable movements, together with other current asset and liability movements that increased working capital by $3.7 million, net, were partially offset by a $17.2 million decrease in trade accounts receivable and an $11.1 million increase in trade accounts payable. Overall, current assets increased $6.8 million and current liabilities decreased $9.7 million.

Net cash provided by (used in) operating activities was $13.3 million and $(1.3) million in the six months ended July 31, 2026 and 2025, respectively. The increase of $14.6 million was primarily attributable to favorable changes in operating assets and liabilities, most notably through accounts receivable and accounts payable.

Net cash used in investing activities in the six months ended July 31, 2026 and 2025 was $3.2 million and $3.5 million, respectively. The change of $0.3 million was primarily due to decreases in the amount of capital expenditures during the current year.

Net cash provided by financing activities in the six months ended July 31, 2026 and 2025 was $2.5 million and $6.3 million, respectively. Debt totaled $36.1 million and $32.5 million as of July 31, 2026 and January 31, 2026, respectively. See Note 10 - Debt, in the Notes to Condensed Consolidated Financial Statements for further discussion relating to this topic.

The Company believes it will have the ability to satisfy all working capital needs and any planned capital expenditures for the twelve months following the issuance of the Condensed Consolidated Financial Statements, based on its existing cash on hand, cash flows from operations, and available credit facilities.

Restricted cash was $3.0 million as of July 31, 2026 and $3.6 million as of January 31, 2026. This balance primarily relates to fixed deposits utilized as security deposits and financial guarantees.

Debt

Debt consisted of the following:

	July 31, 2026	January 31, 2026
Short-term debt
Revolving credit agreement - North America	$-	$10,749
Revolving credit agreement - United Arab Emirates	1,489	2,573
Revolving credit agreement - Egypt	-	190
Revolving credit agreement - Saudi Arabia	803	2,909
Current maturities of long-term debt	1,041	669
Loan payable to GIG	2,753	2,753
Total short-term debt	$6,086	$19,843
Long-term debt
Revolving credit agreement - North America	$17,332	$-
Finance obligation - buildings and land	8,367	8,527
Mortgage note	3,517	3,737
Finance lease obligation	862	541
Unamortized debt issuance costs	(103)	(109)
Total long-term debt	$29,975	$12,696

Revolving lines - North America. On April 8, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the other loan parties thereto, and JPMorgan Chase Bank, N.A., as lender (“JPMorgan”). The Credit Agreement effectively replaced the Company’s previous credit facility (the "PNC Credit Facility") with PNC Bank, National Association. On April 9, 2026, the Company drew $15.3 million under the Credit Agreement to pay off the remaining $15.2 million outstanding balance under the PNC Credit Facility and to fund $0.1 million of cash collateral required for cash management and purchasing card solutions. As of January 31, 2026, the Company had borrowed an aggregate of $10.7 million at a rate of 7.8% and had $2.7 million available under the PNC Credit Facility.

The Credit Agreement provides for a senior secured asset-based revolving credit facility with aggregate revolving commitments of $18.0 million, including a sublimit of up to $1.5 million for letters of credit. The revolving credit facility matures on October 7, 2027, unless earlier terminated in accordance with its terms.

As of July 31, 2026, the outstanding balance under the Credit Agreement was $17.3 million with a weighted-average interest rate of 6.9% and there were no outstanding letters of credit under the sublimit. Borrowings under the Credit Agreement are limited to the lesser of the revolving commitment and a borrowing base calculated as (i) 80% of eligible North American accounts receivable, plus (ii) 25% of eligible North American inventory (valued at the lower of cost or market), in each case subject to customary eligibility criteria and reserves established by JPMorgan.

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

The obligations under the Credit Agreement are secured by substantially all North American assets of the Company and the guarantor subsidiaries, subject to customary exclusions, and are guaranteed on a joint and several basis by certain existing and future subsidiaries of the Company, subject to customary exceptions

The Credit Agreement contains customary affirmative and negative covenants, including, among other things, limitations on additional indebtedness, liens, investments, acquisitions, asset sales, restricted payments, and transactions with affiliates. The Credit Agreement also includes financial maintenance covenants requiring the Company to maintain both a minimum Fixed Charge Coverage Ratio and a maximum Leverage Ratio (each as defined in the Credit Agreement), which are tested upon the occurrence of certain availability thresholds.

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

As of July 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Subsequent Event - 2026 Credit Agreement

On August 25, 2026, the Company, as borrower, certain subsidiaries of the Company party thereto as loan parties, the lenders party thereto and JPMorgan as administrative agent, entered into a Credit Agreement (the “2026 Credit Agreement”). The 2026 Credit Agreement replaces the Company’s existing Credit Agreement dated April 8, 2026 with JPMorgan, as lender (the “Existing Credit Agreement”), which was terminated concurrently with the closing of the 2026 Credit Agreement. In connection with the closing, all outstanding borrowings under the Existing Credit Agreement were repaid in full. The 2026 Credit Agreement provides for a secured credit facility consisting of a $75.0 million revolving credit facility, which includes availability for letters of credit up to $30.0 million and swingline loans up to $5.0 million, and a $14.0 million term loan facility. Subject to the terms and conditions set forth in the 2026 Credit Agreement, the Company may also request increases in the revolving commitments or incremental term loans in an aggregate amount not to exceed $50.0 million. On the closing date, the Company borrowed $14.0 million under the term loan facility, and the proceeds thereof, together with other available cash, were used to repay outstanding borrowings under the Existing Credit Agreement. As of the closing date, $23.0 million was outstanding under the revolving credit facility. The Company intends to use borrowings under the 2026 Credit Agreement for working capital and general corporate purposes, which may include, from time to time, permitted acquisitions and other investments.

The revolving loans may be borrowed, repaid and reborrowed from time to time prior to the revolving credit maturity date, and the term loans are scheduled to amortize in quarterly installments beginning September 30, 2026, with the remaining unpaid principal due on the term loan maturity date. The revolving credit facility and term loan facility mature on August 25, 2031, unless earlier terminated or accelerated in accordance with the terms of the 2026 Credit Agreement.

Borrowings under the 2026 Credit Agreement bear interest, at the Company’s option and subject to the terms of the 2026 Credit Agreement, at rates based on the Alternate Base Rate or applicable term benchmark rates, including Adjusted Term SOFR, Adjusted EURIBOR or Adjusted Term CORRA, plus an applicable margin (each as defined in the 2026 Credit Agreement). The applicable margin is determined by reference to the Company’s leverage ratio and ranges from 1.50% to 2.00% for Alternate Base Rate loans and from 2.50% to 3.00% for term benchmark and RFR loans (each as defined in the 2026 Credit Agreement). The Company is also required to pay a commitment fee on the unused portion of the revolving commitments at a rate ranging from 0.20% to 0.30%, based on the Company’s leverage ratio, as well as customary fees with respect to letters of credit and administrative agent fees.

The obligations under the 2026 Credit Agreement are guaranteed by certain subsidiaries of the Company and are secured by liens on collateral granted by the loan parties. The 2026 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The covenants include, among others, restrictions on indebtedness, liens, investments, dispositions, restricted payments and certain other transactions, as well as financial covenants requiring compliance with a leverage ratio and a fixed charge coverage ratio. The 2026 Credit Agreement requires the Company to maintain a consolidated leverage ratio of not more than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.25 to 1.00, subject to the terms and exceptions thereof. As the 2026 Credit Agreement was executed after the balance sheet date, no amounts were outstanding under this facility as of July 31, 2026.

Credit facilities - foreign. The Company also has credit arrangements used by its Middle Eastern subsidiaries in the U.A.E., Egypt, and Saudi Arabia as further described below.

United Arab Emirates (“U.A.E.”)

The Company maintains a credit facility with a financial institution in the U.A.E. totaling 65.2 million U.A.E. Dirhams (“AED”) (approximately $17.7 million at July 31, 2026 ). Borrowings under the facility bear interest at the Emirates Inter Bank Offered Rate (“EIBOR”) plus 3.5% per annum, subject to minimum interest rates ranging from 4.5% to 8.0% per annum, depending on the type of financing utilized. The facility is stratified by instrument type and expires at various dates through October 2026. While certain portions of the credit arrangement have expired, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender. As of  July 31, 2026 ,  the Company was in compliance with all financial covenants under the Facility, including a maximum Adjusted Leverage Ratio and a minimum Adjusted Tangible Net Worth requirement.  As of  July 31, 2026  and  January 31, 2026 , the Company had outstanding borrowings of 5.5 million AED (approximately $1.5 million) and 9.4 million AED (approximately $2.6 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  July 31, 2026  and  January 31, 2026 , the Company had issued guarantees totaling 28.0 million AED (approximately $7.6 million) and 30.9 million AED (approximately $8.4 million). After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $8.6 million and $6.8 million under the credit facility as of July 31, 2026  and  January 31, 2026 , respectively.

The Company maintains a letter of credit facility with a financial institution in the U.A.E. totaling 100.0 million AED (approximately $27.2 million at July 31, 2026 ). While the credit arrangement had a scheduled expiration date in July 2026, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender. T he facility is non-interest bearing; however, the Company incurs a commission ranging from 0.8% to 1.0% per annum on the face value of issued instruments and is required to maintain cash collateral (margins) ranging from 10% to 15% depending on the type of instrument utilized. As of  July 31, 2026 , the Company had outstanding guarantees under this facility of 39.3 million AED (approximately $10.7 million). The remaining available balance under the facility was approximately $16.5 million as of  July 31, 2026 .

Egypt

In June 2021, the Company's Egyptian subsidiary entered into a credit facility with a financial institution in Egypt, which has been subsequently amended. The facility provides project-based financing and expires in December 2026. The facility has a maximum borrowing capacity of 120.0 million Egyptian Pounds (approximately $2.4 million at  July 31, 2026 ). The line is secured by certain assets of the subsidiary, including accounts receivable, and contains various covenants, including a maximum leverage ratio and restrictions on incurring additional indebtedness. Covenants under this facility are measured annually at year-end, and the Company was in compliance with all such covenants at its most recent measurement date.

As of July 31, 2026 , borrowings under the Company’s credit facility in Egypt bore interest at rates ranging from 15.0% to 20.8%. The 15.0% rate relates to specific government-sponsored initiatives, while the 20.8% rate applies to our general facility limits. The Company had no amount outstanding and $0.2 million outstanding under this arrangement as of  July 31, 2026  and  January 31, 2026 , respectively. These amounts are included in "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets. As of  July 31, 2026  and  January 31, 2026 , the Company had unused availability of approximately $2.4 million and $2.2 million, respectively.

Saudi Arabia

In March 2022, the Company’s Saudi Arabian subsidiary entered into a credit arrangement with a financial institution in Saudi Arabia for a revolving line totaling 37.0 million Saudi Riyals (“SAR”) (approximately $9.9 million at July 31, 2026 ). The credit arrangement provides project-based financing at interest rates competitive in Saudi Arabia and is secured by certain assets of the subsidiary including accounts receivable. While the credit arrangement had a scheduled expiration date of April 27, 2026, the subsidiary continues to access the facility under the same terms while formal documentation of a renewal is being finalized with the lender.

As of  July 31, 2026 , the facility bore interest at a rate of approximately 8.5%. As of  July 31, 2026  and  January 31, 2026 , the Company had outstanding borrowings of 3.0 million SAR (approximately $0.8 million) and 10.9 million SAR (approximately $2.9 million), respectively, which are included in “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets. Additionally, as of  July 31, 2026  and  January 31, 2026 , the Company had issued guarantees totaling 5.0 million SAR (approximately $1.3 million) and 6.3 million SAR (approximately $1.7 million), respectively. After accounting for outstanding borrowings and issued guarantees, the Company had unused availability of approximately $7.8 million and $5.3 million under the credit facility as of July 31, 2026  and  January 31, 2026 , respectively.

Foreign credit facilities - overall

These credit arrangements are in the form of overdraft facilities and project financing at rates competitive in the countries in which the Company operates. The lines are secured by certain equipment, certain assets (such as accounts receivable and inventory), and a guarantee by the Company. Some credit arrangement covenants require a minimum tangible net worth to be maintained, including maintaining certain levels of intercompany subordinated debt. In addition, some of the revolving credit facilities restrict payment of dividends or undertaking of additional debt. The Company guarantees only a portion of the subsidiaries' debt, including foreign debt. As of  July 31, 2026  and  January 31, 2026 , the amount of foreign subsidiary debt guaranteed by the Company was approximately $5.0 million and $8.4 million, respectively.

The Company was in compliance with respect to the financial covenants under the foreign credit arrangements as of July 31, 2026 . Certain of these arrangements are subject to periodic renewal; while such renewals are being processed, the Company remains in regular communication with the lenders, and the arrangements have historically continued without interruption or penalty. On July 31, 2026 , interest rates were based on (i) the EIBOR plus 3.5% per annum for the U.A.E. credit arrangements, which have minimum interest rates ranging from 4.5% to 8.0% per annum; (ii) interest rates ranging from 15.0% to 20.8% for the Egypt credit arrangements; and (iii) an interest rate of 8.5% for the Saudi Arabia credit arrangement. Based on these base rates, as of  July 31, 2026 , the Company's interest rates ranged from 7.4% to 20.8%, with a weighted average rate of 8.0%, and the Company had facility limits totaling $57.2 million under these credit arrangements. As of July 31, 2026 , $19.6 million of the facility limits were utilized to support letters of credit to guarantee amounts committed for inventory purchases and for performance guarantees. Additionally, as of July 31, 2026 , the Company had borrowed $2.3 million and had an additional $35.3 million of borrowing availability remaining under the foreign revolving credit arrangements. The foreign revolving lines balances were included as a component of "Short-term borrowings and current maturities of long-term debt" on the Condensed Consolidated Balance Sheets as of  July 31, 2026  and  January 31, 2026 .

Finance obligation - buildings and land. On April 14, 2021, the Company entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to sell its land and building in Lebanon, Tennessee (the "Property"). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold the Property for $10.4 million. The transaction generated net cash proceeds of $9.1 million. Concurrently with the sale of the Property, the Company paid off the approximately $0.9 million remaining on the mortgage note on the Property to its lender. The Company used the remaining proceeds to repay its borrowings under the PNC Credit Facility, for strategic investments, and for general corporate needs. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company is leasing back the Property at an annual rental rate of approximately $0.8 million, subject to annual rent increases of 2.0%. Under the Lease Agreement, the Company has four consecutive options to extend the term of the lease by five years for each such option. As of July 31, 2026  and  January 31, 2026 , the Company had a net book value relating to this asset of $1.6 million and $1.7 million, respectively.

In accordance with ASC 842, Leases, this transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded substantially the fair value of the underlying asset. The Company utilized an incremental borrowing rate of 8.0% to determine the finance obligation to record for the amounts received and will continue to depreciate the assets. The current portion of the finance obligation of $0.3 million is recognized in "Short-term borrowings and current maturities of long-term debt" and the long-term portion of $8.4 million is recognized in "Long-term debt, less current maturities " on the Condensed Consolidated Balance Sheets as of  July 31, 2026 . The net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Mortgage Note. On July 28, 2016, the Company entered into a mortgage agreement secured by the Company's manufacturing facility located in Alberta, Canada that matures on December 23, 2042. As of July 31, 2026 , the remaining balance on the mortgage in Canada is approximately 5.3 million Canadian Dollars ("CAD") (approximately $3.7 million). The interest rate is variable, and was 6.3% at July 31, 2026 . The principal balance is included as a component of "Short-term borrowings and current maturities of long-term debt" and "Long-term debt, less current maturities" on the Condensed Consolidated Balance Sheets and is presented net of issuance costs of $0.1 million as of July 31, 2026  and  January 31, 2026 . Subsequent to July 31, 2026, the mortgage note was repaid in full on August 28, 2026, using proceeds from the 2026 Credit Agreement.

Loan Payable to GIG.  In June 2023, in connection with the formation of a joint venture with Gulf Insulation Group (“GIG”), the Company assumed a promissory note with an aggregate principal amount of approximately $2.8 million, which matured on April 9, 2026.  Through the date of this filing, the Company and GIG are engaged in constructive discussions to reach an agreement on renewal or settlement of the promissory note. Because a definitive agreement has not been executed as of the balance sheet date, the Company did not possess a contractual, unconditional right to defer settlement of the obligation for at least twelve months following  July 31, 2026 . Accordingly, the full obligation is classified within “Short-term borrowings and current maturities of long-term debt” on the Condensed Consolidated Balance Sheets as of July 31, 2026 .

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

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of July 31, 2026. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2026, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting, as described below.

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

These material weaknesses resulted in adjustments to property, plant, and equipment, net of accumulated depreciation, trade accounts payable, trade accounts receivable, and the statement of cash flows. These adjustments resulted in a revision of the unaudited Condensed Consolidated Financial Statements as of and for the period ended April 30, 2024, a restatement as of and for the period ended July 31, 2024 and material adjustments as of and for the period ended October 31, 2024. These material weaknesses also resulted in immaterial corrected and uncorrected misstatements in the statement of cash flows and to stock based compensation expense, unbilled receivables, prepaid expenses and other current assets, operating lease liability short-term, other long-term assets, cost of sales, property, plant and equipment, net of accumulated depreciation, income taxes payable, deferred tax assets, income tax expense costs in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts as of and for the year ended January 31, 2025 and January 31, 2026, and in the interim periods ended April 30, 2024, July 31, 2024, October 31, 2024, April 30, 2025, July 31, 2025, October 31, 2025, and April 30, 2026.

Additionally, each of these material weaknesses could result in a material misstatement of substantially all accounts and disclosures that would result in a material misstatement in the Company’s consolidated annual or interim financial statements that would not be prevented or detected on a timely basis.

Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting

While management, under the leadership of our CEO, has improved our internal control over financial reporting throughout the three months ended July 31, 2026, additional time and effort is required to fully complete the remediation activities. During the fiscal quarter ended July 31, 2026, we continued an entity wide risk assessment over our financial reporting and our internal control over financial reporting, including identification of financially relevant systems and business processes at the financial statement assertion level, and to identify controls to address the identified risks. We will continue to complete our risk assessment and enhance the design of existing controls, as  well as implement new controls in future periods. We continue to design and implement controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting.

Our remediation plans related to entity level controls, financial reporting controls, and business process controls include:

●	Further enhancements to our segregation of duties framework within the purchases and payables cycle to ensure appropriate segregation of duties within these areas;
●

Continued to operate previously implemented controls related to our segregation of duties framework within the journal entry and account reconciliation processes as well as controls regarding the review of the statement of cash flows and to verify the financial statement disclosures agree to the Company’s accounting records; and

●	Providing continuing training, coaching, and reviews around our internal control over financial reporting.

In addition to the items noted above, our remediation plans related to our MENA locations include the following:

●	Further enhancements to the design and operation of controls over business processes that are relevant to our MENA locations;
●	Providing continuing training, coaching, and reviews around our internal control over financial reporting; and
●	Continuing to formalize our financial reporting processes and procedures.

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

Changes in Internal Control over Financial Reporting

As described in the "Remediation Plan for the Material Weaknesses in Internal Control over Financial Reporting" above, there were changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fiscal quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2026, the Company had no material pending litigation.

Item 5.	Other Information

During the three months ended July 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Regulation S-K, Item 408).

Item 6.	Exhibits

3.1	Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-70298]
3.2	Certificate of Amendment to Certificate of Incorporation of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2017]
3.3	Seventh Amended and Restated By-Laws of Perma-Pipe International Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2025]
10.1	2026 Credit Agreement, dated August 25, 2026, by and among the Company, JPMorgan Chase Bank, N.A., and the other parties thereto [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2026]
31.1	Rule 13a - 14(a)/15d - 14(a) Certifications (1) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a - 14(a)/15d - 14(a) Certifications (2) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perma-Pipe International Holdings, Inc.

Date:	September 9, 2026	By: /s/ Saleh Sagr
Saleh Sagr
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	September 9, 2026	By: /s/ Matthew Lewicki
Matthew Lewicki
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)